Form 10-Q
period 1996-03-31
AZCO MINING INC
filed 1996-05-14
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20430


                                AZCO MINING INC.
                            (A DELAWARE CORPORATION)

                I.R.S. Employer Identification Number 84-1094315

                                  P.O. Box 747
                             Safford, Arizona 85548
                                 (520) 428-6881

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X   NO
                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,512,938 shares of the Company's Common Stock were outstanding as of May 13, 1996.

                           AZCO MINING INC. (DELAWARE)



                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                                                       PAGE
                                                       ----

         Consolidated Balance Sheets ................... 3

         Consolidated Statements of Operations ......... 4

         Consolidated Statements of Cash Flows ......... 5

         Consolidated Statement of Stockholders' Equity. 6

         Notes to Interim Consolidated
           Financial Statements ........................ 7

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                     ASSETS                              MARCH 31,            JUNE 30,
                                                                           1996                 1995

Current assets:
     Cash and cash equivalents                                         $ 26,255,758         $  1,794,638
     Short-term investments                                                 285,397
     Prepaids and other                                                      83,099               65,119
                                                                       ------------         ------------
          Total current assets                                           26,624,254            1,859,757
                                                                       ------------         ------------

Property and equipment:
  Mineral properties                                                                          12,573,096
  Furniture and equipment                                                   188,080              262,040
  Construction in progress                                                                       856,082
                                                                       ------------         ------------
                                                                            188,080           13,691,218
  Less accumulated depreciation                                            (118,344)            (123,824)
                                                                       ------------         ------------
                                                                             69,736           13,567,394
                                                                       ------------         ------------

Investment in Cobre del Mayo (Note 3)                                     1,145,547
Restricted cash                                                              68,643              350,120
Deposit (Note 4)                                                          4,000,000
Other assets                                                                  7,725               14,385
                                                                       ------------         ------------
                                                                       $ 31,915,905         $ 15,791,656
                                                                       ------------         ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                              $     55,263         $    603,495
  Notes payable                                                                                2,540,715
                                                                       ------------         ------------
     Total current liabilities                                               55,263            3,144,210

Deferred liability                                                                               450,000
                                                                       ------------         ------------
       Total liabilities                                                     55,263            3,594,210
                                                                       ------------         ------------

Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  25,512,938 shares issued and outstanding as of both
  June 30,1995 and March 31, 1996                                            51,026               51,026
  Additional paid-in capital                                             25,587,549           24,937,549
  Retained earnings (deficit)                                             6,222,067          (12,791,129)
                                                                       ------------         ------------
                                                                         31,860,642           12,197,446
                                                                       ------------         ------------

        Total liabilities and stockholders' equity                     $ 31,915,905         $ 15,791,656
                                                                       ============         ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS of OPERATIONS (UNAUDITED)





                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  MARCH 31,                                MARCH 31,
                                                      ---------------------------------         --------------------------------
                                                          1996                 1995                1996                 1995
INCOME:
    Interest income                                   $    362,308         $     34,415         $    388,596        $     81,473
    Gain on sale of assets (Note 2)                                                               26,473,086
                                                      ------------         ------------         ------------        ------------
                                                           362,308               34,415           26,861,682              81,473
                                                      ------------         ------------         ------------        ------------
EXPENSES:
     Salaries                                              188,067              196,998              585,310             497,524
     General and administrative                            189,057              202,875              525,875             702,107
     Exploration                                           130,123                                   183,954
     Accounting and legal                                  139,359               59,784              565,310             233,396
     Amortization and depreciation                          11,782               36,177               48,041             109,086
     Interest expense, net of amount capitalized                                 13,518              171,173              42,590
     Financing                                              40,000               94,750               49,362             860,090
     Miscellaneous                                           2,101                5,413                4,461              23,842
                                                      ------------         ------------         ------------        ------------

                                                           700,489              609,515            2,133,486           2,468,635
                                                      ------------         ------------         ------------        ------------

INCOME BEFORE INCOME TAXES:                               (338,181)            (575,100)          24,728,196          (2,387,162)

     Income Taxes                                          165,000                 --              5,715,000                --
                                                      ------------         ------------         ------------        ------------
NET INCOME (LOSS)                                     $   (503,181)        $   (575,100)        $ 19,013,196        $ (2,387,162)
                                                      ============         ============         ============        ============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    NET INCOME (LOSS)                                 $      (0.02)        $      (0.02)        $       0.74        $      (0.10)
                                                      ============         ============         ============        ============

WEIGHTED AVERAGE COMMON SHARES APPLICABLE TO
    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE     25,540,490           25,374,288           25,581,936          24,483,445
                                                      ============         ============         ============        ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                      NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ---------------------------------
                                                                                  1996                 1995
Cash flows from operating activities:
     Net income (loss)                                                        $ 19,013,196         $ (2,387,162)
     Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                            (5,480)             109,085
           Write-off of financing costs                                                                 727,542
     Changes in assets and liabilities, net:
           Certificate of deposit                                                                         1,379
           Restricted cash                                                         281,477                 (322)
           Other assets                                                            (11,320)              18,488
           Deposit                                                              (4,000,000)
           Accounts payable and accrued liabilities                               (548,232)            (509,210)
           Deferred liability                                                     (450,000)
                                                                              ------------         ------------
Net cash  provided by (used in) operating activities                            14,279,641           (2,040,200)
                                                                              ------------         ------------

Cash flows from investing activities:
     Purchases of short-term investments                                          (285,397)           1,276,683
     Proceeds from certificates of deposit                                                              100,000
     Purchases of furniture and equipment and construction in progress             930,042             (666,952)
     Acquisition of mineral properties, including claims                           525,000
     Development of mineral properties                                          10,902,549           (1,699,685)
                                                                              ------------         ------------
Net cash provided by (used in) investing activities                             12,072,194             (989,954)
                                                                              ------------         ------------

Cash flows from financing activities:
     Payments for finance costs                                                                        (773,736)
     Payments for offering costs                                                                       (413,782)
     Proceeds from sale of common stock                                            650,000            3,484,554
     Payments of debt                                                           (2,540,715)
     Payments on line of credit                                                                        (416,252)
                                                                              ------------         ------------
Net cash provided by (used in) financing activities                             (1,890,715)           1,880,784
                                                                              ------------         ------------

Net increase (decrease) in cash and cash equivalents                            24,461,120           (1,149,370)

Cash and cash equivalents at  beginning of period                                1,794,638            1,980,896
                                                                              ------------         ------------

Cash and cash equivalents at end of period                                    $ 26,255,758         $    831,526
                                                                              ============         ============

Cash paid during the period for:
       Income taxes                                                           $  5,065,000
       Interest                                                               $    230,453         $     70,047
                                                                              ============         ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)






                                                 Common
                                                 Stock                     Additional         Retained
                                     -----------------------------          Paid-In           Earnings
                                       Shares              Amount           Capital           (Deficit)            Total

Balance, June 30,1995                25,512,938        $    51,026        $24,937,549       $(12,791,129)       $12,197,446




Tax benefit of stock options                                                  650,000                               650,000

Net Income                                                                                    19,013,196         19,013,196
                                    -----------        -----------        -----------       ------------        -----------

Balance, March 31, 1996              25,512,938        $    51,026        $25,587,549       $  6,222,067        $31,860,642
                                     ==========        ===========        ===========       ============        ===========

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1.  BASIS OF  PRESENTATION

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of the Company and its consolidated subsidiaries for the interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

     The Company's general business strategy is to acquire base metal and precious metal properties and either develop or sell them. The Company will consider properties of merit in almost any geographic location, but its preferred sphere of operations is North and South America. Within this sphere, the Company's preference sphere is for operating and advanced development properties in North America, particularly those in established mining areas having acceptable infrastructures and good operating conditions.

     During the second quarter of fiscal 1996, the Company sold its Sanchez project and a 70% interest in its Mexican Project, the Piedras Verdes Project (see Note 2). As a result, the Company does not consider itself a development stage company.


NOTE 2.  CALCULATION OF GAIN ON SALE OF ASSETS TO PHELPS DODGE

     The Company realized a $26,473,086 gain on the $40,000,000 sale of assets to Phelps Dodge Corporation ("Phelps Dodge"). An outline of the calculation of the gain follows:


     Proceeds from the Sale                                           $40,000,000
     Cost of the Sale:
          Legal and accounting                             126,114
          Proxy solicitation                               280,235
          Investment advisor                               350,356        756,705
                                                         ---------    -----------
     Net Proceeds                                                      39,243,295

     Book value of assets sold:
          70% of Piedras Verdes acquisition costs           59,500
          70% of Piedras Verdes development costs        2,613,440
          Sanchez acquisition costs                        440,000
          Sanchez development costs                      8,808,870
          Sanchez construction costs                       848,399     12,770,209
                                                         ---------    -----------

     Gain on sale of assets to Phelps Dodge                           $26,473,086
                                                                      ===========


NOTE 3.  MINERAL PROPERTIES -  COMPANY'S INVESTMENT IN COBRE DEL MAYO

     The Company's investment in Cobre del Mayo consists of 30% of the Company's acquisition and development costs in the Piedras Verdes Project at the time of the sale of assets to Phelps Dodge.


NOTE 4.  DEPOSIT

     Under the terms of the Company's Stipulation and Order of Compromise and Dismissal with AIOC Corporation ("AIOC"), the company placed $4,000,000 into escrow to satisfy any award in the arbitration. The amount of the settlement, if any, will be applied as an adjustment on the gain on sale of assets.

                           AZCO MINING INC. (DELAWARE)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company was formed on July 13, 1988. On December 21, 1995 the Company announced that it had completed the sale of its Sanchez Project and a 70% interest in its Mexican project, the Piedras Verdes, to Phelps Dodge for $40 million (US).

The Company is currently evaluating a number of opportunities in the mining industry for the purpose of merger, joint venture or project acquisition.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995.

Net income for the nine month period ended March 31, 1996 was $19,013,196 compared to a net loss of $2,387,162 for the same period ended March 31, 1995. This is the result of the gain on sale of assets to Phelps Dodge, of $26,473,086 recognized in the period ended March 31,1996.

Exploration expense was $183,954 for the period ended March 31, 1996 compared to $-0- for the same period ended March 31, 1995. The increase in exploration expense for the period ended March 31, 1996 is the result of the expensing of costs associated with the Suaqui Verde Project. These costs were capitalized in previous periods and subsequently written-off during the fourth quarter of fiscal 1995. In addition, all funds currently invested in Cobre del Mayo are being expensed as exploration costs until a development decision has been reached by Phelps Dodge.

Accounting and legal expense was $565,310 for the period ended March 31, 1996 as compared to $233,396 for the same period ended March 31, 1995. The increase is primarily due to costs associated with the consent solicitation initiated by Muzinich & Co and the AIOC LME arbitration.

Interest expense increased for the nine month period ended March 31, 1996 to $171,173 as compared with $42,590 for the same period ended March 31, 1995. This is the result of $2,000,000 in 14% convertible debentures issued on May 12, 1995 and retired December 19,1995.

Financing costs for the nine month period ended March 31, 1996 of $49,362 are substantially less than the $860,090 incurred in the same period ended March 31,1995 due to the fact that the Company is currently pursuing mining ventures while in the previous period the Company was attempting to finance the Sanchez Project.

                           AZCO MINING INC. (DELAWARE)


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

The net loss for the three month period ended March 31, 1996 was $503,181 compared to a net loss of $575,100 for the same period ended March 31, 1995. This is the result of increased interest income due to larger cash balances in the period ended March 31, 1996.

Legal and accounting expense was $139,359 for the quarter ended March 31, 1996 as compared to $59,784 for the quarter ended December 31, 1995. The increase is due primarily to the LME arbitration brought by AIOC.

Income tax expenses increased to $165,000 in the quarter ended March 31, 1996 as compared to $-0- for the quarter ended March 31, 1995 as a result of the estimated $5,065,000 income tax liability incurred with the close of the sale of assets to Phelps Dodge.

Exploration expense was $130,123 for the quarter ended March 31, 1996 compared to $-0- for the same period ended March 31, 1995. The increase in exploration expense for the period ended March 31, 1996 is the result of expensing costs associated with the Suaqui Verdes Project. These costs were capitalized in previous periods and subsequently written-off during the fourth quarter of fiscal 1995. In addition, all funds currently invested in Cobre del Mayo are being expensed as exploration costs until a development decision has been reached by Phelps Dodge.

FINANCIAL CONDITION

As of March 31, 1996 the Company had cash and cash equivalents of $26,255,758.

Under the terms of the Company's Purchase Agreement with Phelps Dodge, $1,500,000 was held-back by Phelps Dodge for potential costs which might be incurred as a result of the Company's existing Copper Purchase Agreement with AIOC. The Company received the $1,500,000 hold-back from Phelps Dodge along with interest on February 21, 1996 after $4,000,000 was deposited into escrow to satisfy any potential award in the AIOC LME arbitration with the Company.

                           AZCO MINING INC. (DELAWARE)


                           PART II. OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS

         On December 21, 1995 Sanchez Mining Inc. (the Company's wholly-owned subsidiary) received notice commencing arbitration (the "Arbitration") in respect of a claim by AIOC claiming damages in an unspecified amount and such other relief as the tribunal may deem appropriate arising from an alleged breach by Sanchez Mining Inc. of the Copper Purchase Agreement between Sanchez and AIOC dated December 30, 1994. AIOC has claimed that the recent sale by Sanchez Mining Inc. and the Company of certain assets to Phelps Dodge has resulted in the alleged breach of the Copper Purchase Agreement. The Arbitration will be conducted in London, England, in accordance with the arbitration rules of the London Metal Exchange ("LME").

         On December 28, 1995 AIOC instituted a legal proceeding against the Company and Sanchez Mining Inc. in the court of Chancery of the State of Delaware in and for New Castle County (Civil Action No.14765). In its complaint AIOC claimed a breach of the Copper Purchase Agreement and the Letter of Agreement, also dated December 30, 1994, among AIOC, Axel Johnson Ore & Metals, Inc. and the Company, as a result of the Phelps Dodge transaction and alleged the existence of a buyout agreement whereby the Company agreed, among other things, to make a $2.4 million payment to AIOC. AIOC seeks damages "in excess of $5,000,000" and an injunction that would prevent the Company and Sanchez Mining Inc. from transferring the proceeds of the Phelps Dodge sale so as to preserve AIOC's right to meaningful relief in the Arbitration before the LME.

         On February 8, 1996 AIOC, the Company and Sanchez Mining Inc. entered into a "Stipulation and Order of Compromise and Dismissal" whereby (i) The Company placed $4,000,000 into escrow to satisfy any award in Arbitration, (ii) the parties agreed to submit all their disputes to the exclusive forum of the LME Arbitration, (iii) AIOC agreed to release Phelps Dodge from any liability relating to AIOC's dispute with the Company and Sanchez Mining Inc., and (iv) the Delaware Chancery Court Action would be dismissed. The Company and Sanchez Mining Inc. anticipate that they will continue to contest vigorously the claims of AIOC in the Arbitration. As a result of the release of Phelps Dodge by AIOC, the Company received payment of a $1.5 million holdback amount from Phelps Dodge (plus interest) that had been retained by Phelps Dodge pending the release of Phelps Dodge in connection with the AIOC dispute.


ITEMS 2-5:  Not Applicable

                           AZCO MINING INC. (DELAWARE)


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits:
                 1. Statement regarding computation of per share earnings.

                 27 Financial Data Schedule.

    (b)       Reports on Form 8-K

                  1. On January 4, 1996 the Company filed Form 8-K reporting the December 20, 1995 completion of the sale of assets to Phelps Dodge. This filing contained a proforma unaudited balance sheet of the Company.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                             AZCO MINING, INC.



DATE:   MAY 13, 1996                      BY:   DAVID C BELING
     --------------------                    -----------------------------------
                                               DAVID C. BELING
                                                  PRESIDENT


DATE:   MAY 13, 1996                      BY:   RYAN A. MODESTO
     --------------------                    -----------------------------------
                                             RYAN A. MODESTO
                                             PRINCIPAL ACCOUNTING OFFICER