Form 10-K405
period 1996-06-30
AZCO MINING INC
filed 1996-09-30
CIK 851726

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

Commission file number: 0-20430

                                AZCO MINING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 84-1094315
- -------------------------------                              -------------------

(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

30 Bowie Avenue, Solomon, AZ                                         85551
- -------------------------------                              -------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (520) 428-6881

Securities registered pursuant to Section 12(b) of the Act

Title of each class                         Name of each exchange on which
                                            registered
Common Stock, $.002 par value               Toronto Stock Exchange
- -----------------------------               -----------------------
Common Stock, $.002 par value               American Stock Exchange
- -----------------------------               -----------------------

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

The number of shares of the Company's Common Stock outstanding as of September 13, 1996 is 25,512,938.

Aggregate Market Value of Stock held by Non-Affiliates as of September 13, 1996: $ 38,269,407 (U.S.)

Documents incorporated by reference: None.

                                     PART I

ITEM 1. BUSINESS

         AZCO Mining Inc. ("AZCO" or the "Company") is a U.S. mining company with a general business strategy to acquire mineral properties with a prime focus on gold. The Company plans to supplement its core asset, a 30% interest in the Piedras Verdes project, through the acquisition of other mining projects. The Company believes that numerous opportunities exist to acquire such properties or companies, and that the Company will be an effective competitor due to its strong cash position and experienced management team. The Company plans to implement this strategy by entering into joint ventures or corporate mergers, or making property or corporate acquisitions.

         Prior to the sale of the majority of its copper assets the Company was dedicated to development and production of low-cost copper utilizing solvent extraction-electrowinning or the SX-EW process. AZCO's principal mineral property was the SANCHEZ porphyry copper project ("Sanchez" or "Sanchez Project") located about 10 miles northeast of the City of Safford in southeastern Arizona, U.S.A. The Company also has interests in two other porphyry copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico.

         On July 27, 1995, the Board of Directors of AZCO (the "Board") signed definitive agreements with Phelps Dodge Corporation ("Phelps Dodge" or "PDC") to sell a substantial portion of the Company's assets. AZCO's shareholders approved the sale of 100% of the SANCHEZ and 70% of the Piedras Verdes project for gross consideration of $40 million.

         A predecessor of AZCO was incorporated on July 13, 1988 under the laws of Colorado to acquire the mining rights to the Sanchez, as well as certain other mineral properties. On August 27, 1991, the predecessor was merged into AZCO, a newly incorporated Delaware corporation. In October 1991, AZCO acquired all of the shares of Filton Enterprises Limited, a Gibraltar corporation ("Filton"), in return for the issuance of 3,650,000 common shares. At that time, Filton owned rights in two mining properties in Mexico, the Suaqui Verde project in southeastern Sonora and the Piedras Verdes project in southern Sonora. Filton was dissolved effective February 14, 1994 with its Mexican interests being distributed to the Company.

         On July 31, 1992, AZCO merged with AZCO Mining Inc., a Wyoming corporation ("AZCO (Wyoming)"), with AZCO being the survivor of the merger (the "Merger"). At the time of the completion of the Merger AZCO (Wyoming) had 3,946,550 shares issued and outstanding and the Company had 12,633,822 common shares issued and outstanding. One common share of the Company was issued in exchange for each share of AZCO (Wyoming) in connection with the Merger. AZCO (Wyoming) was formerly a British Columbia corporation which was incorporated under the laws of the Province of British Columbia on August 20, 1981 under the name 241145 B.C. Ltd. 241145 B.C. Ltd. changed its name to Canarex Resources Inc. on June 22, 1983, and to International Baron Resources Ltd. on January 25, 1988, and finally to AZCO Mining Inc. on February 20, 1992. AZCO (Wyoming) was continued under the laws of Wyoming effective May 13, 1992 prior to merging with AZCO.

SIGNIFICANT DEVELOPMENTS IN FISCAL 1996

         The Company was not successful in implementing its initial corporate objective of placing the Sanchez Project into production and then reinvesting the funds generated by that project in other copper projects involving deposits that were amenable to open pit mining and solvent extraction/electrowinning. For the past three years the Company had pursued with diligence the debt and equity financing required to place the Sanchez Project in production, and more recently, it had pursued merger and joint venture partners for the development of the Sanchez Project. Because these efforts were not successful, the Company on December 20, 1995 completed the sale of the Sanchez as well as a 70% interest in the Piedras Verdes project to Phelps Dodge for gross consideration of $40 million.

         The Company's sale of the Sanchez Property and the change in the Company's corporate objective from a mine development to a mine evaluation and acquisition company has made it necessary for the Company to drop its designation as a development stage company.

         On June 20, 1996, Azco's wholly-owned Mexican subsidiary, Cobre de Suaqui Verde, S.A. de C.V., entered into an agreement with Minera Phelps Dodge Mexico, S. de R.L. de C.V.("MPDM") for the exploration of its Suaqui Verde property (the "Agreement").

         Under the terms of the Agreement a new company may eventually be formed to hold the Suaqui Verde mining rights. MPDM can earn 70% in the new company by expending $2.0 million on the project over the next three years, funding completion of a comprehensive feasibility study and paying AZCO $25,000 annually.

         On September 9, 1996 the Company announced that it had received confirmation from the Ministry of Mines of Indonesia that it had been accepted to apply for a contract of work (the "Contract of Work") in the name of AZCO over ground in Irian Jaya.

         The Contract of Work was acquired for AZCO under agreement with Indotan Inc. ("Indotan"), whereby AZCO has paid $416,750 (U.S.) as security for the Contract of Work, and Indotan has retained a 15% participating interest, but which interest is carried in the form of a non-interest-bearing, non-recourse loan until the completion of a favorable, bankable feasibility study. Thereafter, the parties shall bear costs pro rata in accordance with their participating interest. The costs carried for Indotan's 15% participating interest will be repaid firstly out of profits, in the event of commercial production. Indotan will also retain a 2% net smelter return royalty, which may be purchased by AZCO at any time by the issuance of $3,000,000 (U.S.) in cash or shares at the discretion of AZCO, and subject to any regulatory requirements.

         On September 17, 1996 the Company announced that it has contracted to acquire 51% of a new company ("Sanou Mining Corporation") which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. The Government of Mali has retained an option to acquire up to a 15% working interest after completion of a favorable feasibility study.

         The agreement between AZCO, West Africa Gold & Exploration Ltd., Eagle River International Limited ("Eagle") and Lion Mining Finance Limited, provides for the establishment of a joint venture holding company, Chaplin Holdings Ltd., which will be changing its name to Sanou Mining Corporation. Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called Western African Gold & Exploration Company S.A. ("Wag"), which owns the concessions. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to Wag in consideration of 3,500,000 shares and 4,000,000 warrants (exercisable at $1.00 (U.S.) per warrant) of Sanou Mining Corporation. As part of its contractual commitment, AZCO has made available an exploration guarantee of $1,000,000 (U.S.) to the government of Mali, has the right to purchase 4,800,000 shares of Sanou Mining Corporation at $0.25 (U.S.) per share and has the right to receive and additional 1,000,000 shares of Sanou Mining Corporation by paying to Eagle 125,000 common shares of AZCO. Additionally, AZCO has contracted to arrange for and itself provide (and has the right and obligation to purchase 50%) financing in an amount of $1,000,000(U.S.) at $0.50 per Sanou Mining Corporation unit. At initial capitalization of Sanou Mining Corporation AZCO will own approximately 51.33% of Sanou Mining Corporation and, in the event that it purchases 50% of the referenced $1,000,000 (U.S.) financing of Sanou Mining Corporation, it will own 55.28% of Sanou Mining Corporation. AZCO has an obligation to purchase 50% of future financings and a first right to purchase any unbought portion of such future financings.

EXPLORATION AND DEVELOPMENT

     As the Company has no properties in production, it has received no material revenues other than the proceeds received from the sale of assets to Phelps Dodge. During fiscal 1996 the Company expensed $71,217 in exploration costs related to the Suaqui Verde project. Exploration expenses of $667,380 were also incurred as the Company funded its 30% share of the Piedras Verdes project.

EMPLOYEES

     As of August 15, 1996 there were 9 full-time employees of AZCO. None of these employees are represented by a labor union contract or a collective bargaining agreement.

LAWS AND REGULATIONS

         AZCO's interests in its projects will be subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on AZCO.

SEASONABILITY

         It is not anticipated that AZCO's Mexican interests in the state of Sonora would be of a seasonable nature. The Company is aware of the fact that circumstances in other parts of the world, such as Mali and Indonesia, do make exploration, mining and mineral processing a seasonal endeavor.

COMPETITIVE CONDITIONS

         Many companies are engaged in the exploration and development of mineral properties. Since many of these companies have substantially greater technical and financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors.

         The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies, reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices.

ENVIRONMENTAL

         In connection with its future mining and processing operations, the Company will be required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment. The Company will also be required to maintain various permits and licenses necessary for its operations from appropriate regulatory agencies. Apart from capital expenditures associated with the construction and maintenance of facilities required for usual mining and processing activities, the Company does not anticipate that compliance with environmental laws will have a material effect upon the capital expenditures, earnings and competitive position of the Company for the remainder of the current fiscal year, the next fiscal year or in subsequent periods deemed material by the Company. AZCO is not currently subject to any material proceedings arising under environmental laws and regulations.

         In light of the nature of its business the Company could face significant exposure from potential claims involving environmental matters. These matters could involve alleged soil, air and water contamination, and personal injuries or property damage allegedly caused by toxic materials handled or used by the Company in connection with its mining activities. The Company's policy is to accrue environmental and cleanup costs when it is probable that a liability has been incurred and the amount of liability. However, future environment-related expenditures cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup costs, estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of materials and waste, the unknown number of other potentially responsible parties involved, the extent to which such costs may be recoverable from insurance, and changing environmental laws and interpretations. As a result, the Company believes its future environment-related expenditures potentially could become material at some point, but the amount of such expenditures are uncertain at this time.


ITEM 2. PROPERTIES

PIEDRAS VERDES PROJECT

         The Piedras Verdes property is leased by Cobre del Mayo, S.A. de C.V.("Cobra del Mayo"), a Mexican corporation that is owned 30% by AZCO and 70% by Minera Phelps Dodge Mexico S. de R.L. de C.V. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico. Activities at the Piedras Verdes property have consisted mainly of definition drilling, surface trenching, sampling and metallurgical testing. The main objective of the most recent program was to further define and expand in-place copper resources.

         Prior to the sale of a 70% interest in Cobre del Mayo to Minera Phelps Dodge Mexico S. de R.L. de C.V., the Company had drilled 242 reverse circulation holes totalling 88,500 feet. About 350 feet of core drilling was done to obtain geologic information and samples for metallurgical testing. Thru August 22, 1996, Minera Phelps Dodge has cored an additional 58 holes totaling 15,916 meters and has expanded the geologic mapping.

         The Piedras Verdes property contains no proven or probable reserves at this time. Based on 242 holes drilled by AZCO as described above, the Company estimated in March 1995 that the mineral resource at Piedras Verdes contains approximately 154 million tons of copper mineralization with an average grade of 0.41% copper.

SUAQUI VERDE PROJECT

         The Suaqui Verde copper property is leased by Cobre de Suaqui Verde, S.A. de C.V., a Mexican corporation that is owned 99.97% by AZCO. The project is located in southeastern Sonora, Mexico, near the town of Suaqui Grande, which is about 350 km south of the U.S.- Mexico border and 160 km southeast of Hermosillo (population 600,000), the state capital.

         On June 20, 1996 Cobre de Suaqui Verde, S.A. de C.V. entered into an agreement (the "Agreement") with Minera Phelps Dodge Mexico, S. de R.L. de C.V.("MPDM") for the exploration of its Suaqui Verde property.

         Under the terms of the Agreement a new company may eventually be formed to hold the Suaqui Verde mining rights. MPDM can earn 70% in the new company by expending $2.0 million on the project over the next three years, funding completion of a comprehensive feasibility study and paying AZCO $25,000 annually.

         Approximately 27,000 feet of drilling completed by AZCO and others has demonstrated the widespread nature of copper mineralization on the property. Approximately 115 million pounds of oxide copper have been drill-inferred in 20 million tons of mineralization within a preliminary open pit mine plan. There are no proven or probable reserves at the Suaqui Verde project at this time.

ITEM 3. LEGAL PROCEEDINGS

         On December 21, 1995 Sanchez Mining Inc. (the Company's wholly-owned subsidiary) received notice commencing arbitration (the "Arbitration") in respect of a claim by AIOC Corporation ("AIOC") claiming entitlement of a buyout of $2.4 million plus additional damages in an unspecified amount and such other relief as the tribunal may deem appropriate arising from an alleged breach by Sanchez Mining Inc. of the copper purchase agreement between Sanchez and AIOC dated December 30, 1994 (the "Copper Purchase Agreement"). AIOC has claimed that the recent sale by Sanchez Mining Inc. and the Company of certain assets to Phelps Dodge has resulted in the alleged breach of the Copper Purchase Agreement. The Arbitration will be conducted in London, England, in accordance with the arbitration rules of the London Metal Exchange("LME").

         On December 28, 1995 AIOC instituted a legal proceeding against the Company and Sanchez Mining Inc. in the court of Chancery of the State of Delaware in and for New Castle County (Civil Action No.14765). In its complaint AIOC claimed a breach of the Copper Purchase Agreement and the letter of agreement, also dated December 30, 1994, among AIOC, Axel Johnson Ore & Metals, Inc. and the Company, as a result of the Phelps Dodge transaction and alleged the existence of a buyout agreement whereby the Company agreed, among other things, to make a $2.4 million payment to AIOC. AIOC sought damages "in excess of $5,000,000" and an injunction to prevent the Company and Sanchez Mining Inc. from transferring the proceeds of the Phelps Dodge sale so as to preserve AIOC's right to meaningful relief in the Arbitration before the LME.

         On February 8, 1996 AIOC, the Company and Sanchez Mining Inc. entered into a "Stipulation and Order of Compromise and Dismissal" whereby (i)the Company placed $4,000,000 into escrow to satisfy any award in Arbitration, (ii) the parties agreed to submit all their disputes to the exclusive forum of the LME Arbitration, (iii) AIOC agreed to release Phelps Dodge from any liability relating to AIOC's dispute with the Company and Sanchez Mining Inc. and (iv) the Delaware Chancery Court Action would be dismissed. The Company and Sanchez Mining Inc. anticipate that they will continue to contest vigorously the claims of AIOC in the Arbitration. As a result of the release of Phelps Dodge by AIOC, the Company received payment of a $1.5 million holdback amount from Phelps Dodge (plus interest) that had been retained by Phelps Dodge pending the release of Phelps Dodge in connection with the AIOC dispute. AIOC has filed a bankruptcy petition under the United States Bankruptcy Code. It is uncertain what effect this will have on the Arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Company's common shares are listed for trading on The Toronto Stock Exchange in Canada and The American Stock Exchange in the U.S. The common shares are listed on The Toronto and The American Stock Exchanges under the stock symbol "AZC". The approximate number of shareholders of record for the Company, as of September 26, 1996, was 977.

         Shown below are high and low sale prices of the Common Stock of the Company on The Toronto Stock Exchange and The American Stock Exchange for the fiscal periods indicated.

QUARTER ENDED       TORONTO EXCHANGE     AMERICAN EXCHANGE
- -------------      (Canadian Dollars)     (U.S. Dollars)
                   ------------------    -----------------
                    High        Low         High      Low
                    ----        ---         ----      ---
   1994
- --------
09/30/94            $3.75      $2.94       $2.75     $2.12
12/31/94            $3.30      $2.45       $2.38     $1.88

   1995
- --------
03/31/95            $2.91      $2.20       $2.12     $1.56
06/30/95            $3.20      $1.50       $2.38     $1.19
09/30/95            $2.18      $1.60       $1.56     $1.06
12/31/95            $1.74      $1.00       $1.31     $0.75

   1996
- --------
03/31/96            $2.00      $1.23       $1.50     $0.81
06/30/96            $2.84      $1.69       $2.06     $1.19

DIVIDEND POLICY

         AZCO has not paid any dividends on its common shares to date. AZCO does not anticipate paying any dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information regarding the financial position and operating results for the Company. For each of the years ended June 30 the selected financial information has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                          For the Year Ended June 30

                         1996            1995             1994             1993             1992
                         ----            ----             ----             ----             ----
INCOME STATEMENT:
Revenues             $26,893,607     $   100,800      $    96,268      $    71,973      $    48,788

Net income            17,127,455      (4,698,537)      (3,508,702)      (1,965,626)      (1,417,828)

Per share            $       .67     $      (.19)     $      (.17)     $      (.11)     $      (.11)

Weighted Avg
# of common           25,554,322      25,006,637       20,495,454       17,598,790       12,802,076
shares and common
equity

BALANCE SHEET:
Mineral
Properties            12,573,096      10,971,142        7,527,995        4,119,811

Total Assets          30,033,118      15,791,656       15,792,370        8,845,921        8,193,644

Notes Payable          2,540,715         540,715          540,715          540,715

Total Liabilities         58,217       3,594,210        2,032,941        1,136,574        5,950,026

Total Stock-          29,974,901      12,197,446       13,759,429        7,709,347        2,243,618
holders' equity

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS


GENERAL

         All material revenues received during fiscal 1996 were a result of the proceeds of the sale of assets to Phelps Dodge. All funds raised prior to fiscal 1996 were used in the exploration and development of the Company's properties.

RESULTS OF OPERATIONS

         TWELVE MONTHS ENDED JUNE 30, 1996 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1995.

         AZCO had net income $17,127,455 for 1996 compared to a net loss of $4,698,537 in 1995. This was the result of the gain on the sale of assets to Phelps Dodge of $26,076,026, recognized in the year ended June 30, 1996.

         Salaries expense was $774,461 during 1996 compared to $640,306 in 1995. The increase was due primarily to severance payments of $114,884.

         General and administrative expense was $772,997 during 1996 compared to $920,246 during 1995. This decrease in 1996 was in large part due to a reduction in investor relations expenditures of $127,888.

         Exploration expense in 1996 was $738,597 as compared to no exploration expense in 1995. The Company funded $667,380 for its 30% share of the costs related to the Piedras Verdes project. In addition expenditures of $71,217 were incurred to sustain the Suaqui Verde project.

         The 1996 writedown of $848,487 in mineral properties, represents the Company's Investment in Cobre del Mayo. AZCO holds a 30% interest in Cobre del Mayo and, due to the uncertainties involved in the production decision on the Piedras Verdes project, the Company has written-off this investment. This writedown compares to the $503,797 of capitalized development costs that were expensed in 1995 when it was determined that the Suaqui Verde project was unlikely to be developed by the Company.

        Accounting and legal expenses decreased from $785,740 in 1995 to $578,928 in 1996. This decrease in 1996 is the result of the 1995 expense of $400,000 related to the settlement with Muzinich & Co. which is partially offset in 1996 by proxy solicitation costs of $225,408 incurred over the same issue.

         Interest expense increased to $171,173 during 1996 as compared to $106,376 during 1995 as a result of the carrying of increased debt in the first half of fiscal 1996. All debt was retired with the proceeds of the Phelps Dodge sale.

         Financing and acquisition expense decreased to $109,362 during 1996 compared to $1,686,168 during 1995. This decrease is due to the 1995 writeoff of debt and equity costs associated with the attempted financing of the Sanchez Project.

         TWELVE MONTHS ENDED JUNE 30, 1995 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1994.

         AZCO incurred a net loss of $4,698,537 for 1995 compared to a net loss of $3,508,702 for 1994. The increase in the net loss was due to increases in financing expense of $453,272, accounting and legal expense of $511,562 and to the $503,797 write-off of previously capitalized costs associated with the Suaqui Verde project.

         Financing expense increased by $453,272 in 1995 compared to 1994 as a result of the write-off of the Barclays Bank PLC fees which were capitalized during 1994. It was believed Barclays Bank PLC syndicate would provide the debt financing for the Sanchez Project and the costs would have been written-off over the life of the loan. However, when the agreement with Barclays Bank PLC was terminated in fiscal year 1995, due to a better financing commitment from Prudential, the costs were expensed.

         The increase in accounting and legal expense was a direct result of expense incurred in the endeavor to secure the Phelps Dodge transaction and the accrual of a $400,000 settlement with certain shareholders in relation to the proposed sale of the Company's significant properties to Phelps Dodge.

         Due to limited capital resources and the inherent quality of the Sanchez project and the Piedras Verdes property it was unlikely the Suaqui Verdi project would be developed by AZCO and, accordingly, all costs associated therewith were expensed.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended June 30, 1996 the Company met its capital requirements principally through the proceeds of the sale of assets to Phelps Dodge.

         At June 30, 1996 and June 30, 1995 the Company had cash and cash equivalents of $24,295,805 and $1,794,638, respectively, and working capital of $25,682,136 and $(1,734,453), respectively. Total liabilities decreased from $3,594,210 on June 30, 1995 to $58,217 on June 30, 1996. The following payments, in large part from the proceeds of the sale of assets, are responsible for the decrease in liabilities on June 30, 1996: $2,540,715 repayment of convertible debentures, $400,000 payment in shareholder settlement and $450,000 Magma contractual payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section at the end of this report on page F-1 of the Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The following table lists the names and positions of the executive officers and directors of the Company as of September 13, 1996. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the age, business experience, length of time served in each capacity and other matters relevant to each individual is set forth below the table.

       NAME                                          POSITION HELD
- --------------------------------------------------------------------------------

Alan Peter Lindsay.....................     Chairman, Chief Executive Officer
                                            and Director

David Coates Beling....................     President, Chief Operating
                                            Officer and Director

Anthony Richard Harvey.................     Vice-Chairman of the Board,
                                            Executive Vice-President,
                                            Secretary and Director

Andrew Frederic de Paula Malim.........     Director of the Company

Paul Arthur Hodges.....................     Director of the Company

Dr. Ian McFarlane Gray.................     Director of the Company

Ryan Andrew Modesto....................     Corporate Controller and
                                            Principal Accounting Officer

         All the directors and officers of the Company have held their principal occupations as set out above, except as follows, during at least the last five years:

         Mr. Lindsay, aged 46, one of the Company's founders, has been responsible for arranging the financing, the corporate development and the building of the organization important to the success of the Company. Mr. Lindsay has an extensive background in business management and marketing. Mr. Lindsay has been involved in the mining business for the past eight years and since 1989 has been engaged full time on AZCO's business. From 1982 to 1989

Mr. Lindsay was the Manager of the Financial Services Division of the North American Life Assurance Company in Vancouver.

         Mr. Beling, aged 55, joined the Company in January 1992, became a Director and the Chief Operating Officer of the Company and the President of Sanchez Mining Inc. in March 1993 and President of AZCO in February 1994. Mr. Beling has primary responsibility for all exploration, development and operating activities of the Company. Mr. Beling has been working in the mining industry since 1964, and has been involved in the exploration, development and production operations of copper, gold, zinc, oil shale, talc, uranium and coal mines. From 1987 through January 1992 he was both the Senior Vice-President of Hycroft Resources and the Vice-President of Operations (U.S.A.) of Granges Inc., where he was responsible for start-up and management of a 40,000 ton per day open pit gold mine and a 16,000 ton per day heap leach process.

         Mr. Harvey, aged 62, one the Company's founders, has been associated with the Company since July 13, 1988. He has been a full-time employee since May 18, 1989, prior to which he spent 30 years with Wright Engineers Limited, where he gained extensive experience in the mining industry in various management positions, including mine construction and ore extraction, bulk handling and processing, project management and corporate marketing and development, in many countries including the U.S. As a senior project manager he was responsible for the overall management and direction of many mining projects worldwide, including the Copper Flat Project 15,000 ton per day copper/moly open pit mining and processing plant located in New Mexico, for Quintana Minerals Corporation, and a 3,000 tpd underground copper mine rehabilitation expansion located in Ireland, for Avoca Mines Limited.

         Mr. Malim, aged 53, became a director of the Company on July 16, 1991. Mr Malim has been associated with Lion Mining Group since 1981 and currently is the managing director of that company. Mr. Malim also has majority ownership of the Lion Mining Group. The Lion Mining Group has been associated with the Company since March 1989 and has been responsible for the Company's European representation and for raising a significant portion of the Company's financing to date. Mr. Malim was one of the original members of the James Capel & Company mining team, and for ten years was a member of the International Stock Exchange, London.

         Mr. Hodges, aged 69, director, has a degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona. Mr. Hodges has over 40 years experience in the mining industry covering exploration, operations, project startup, management and financing and has worked for Anaconda, Asarco, RTZ and St. Joe. Mr. Hodges was the Chief Engineer worldwide for open pit mining for RTZ and was President of Anamax Mining Company at Twin Buttes. Most recently Mr. Hodges was President of Compania Minera El Indio. He was a director of Lac Minerals Limited, a publicly traded company acquired by American Barrick in late 1994. Mr. Hodges joined the Board as a voting member in August 1993.

         Dr. Gray, director, became a director September 4, 1996. Most recently Dr. Gray has been involved in the assessment, acquisition and development of gold and copper properties in Indonesia, Peru and Brazil. For much of his career Dr. Gray held senior operations and management positions with INCO Ltd. and BP Minerals International Ltd. and has been involved in mineral exploration, project development, mine production, formation and general management of public companies in North America, Australia, Central Southern Africa, S.E. Asia and South America.

         Mr. Modesto, aged 41, Corporate Controller and Principal Accounting Officer since January 1, 1996, joined the Company in June 1994 as Controller of the Sanchez Project. Mr. Modesto earned a B.S. in Accounting from the University of Utah in 1977 and has 18 years of accounting and administrative experience in the mining industry. For the six years prior to joining the Company Mr. Modesto was the Controller for Corona Gold's Santa Fe project in Nevada.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of Messrs. Lindsay, Harvey, Beling, Malim, Hodges and Modesto had one late filing, each reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended June 30, 1996, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:

                           Summary Compensation Table
                        (As at year ended June 30, 1996)

                                                                                    Long Term
                                                Annual Compensation               Compensation
                                       ---------------------------------------    ------------
                                                                                   Securities
                                                                                   Underlying
                                                                                    Options/
                                                                  Other Annual        SARs
 Name and Principal                    Salary         Bonus       Compensation      Granted
    Position              Year           ($)           ($)            ($)             (#)
- ----------------------------------------------------------------------------------------------
Alan P. Lindsay(1)        1996         99,482           0           6,000(4)        300,000
 Chairman of the          1995         92,400           0           2,500(4)           0
 Board and CEO            1994         92,400           0           1,000(3)           0
- ----------------------------------------------------------------------------------------------
Anthony R. Harvey(2)      1996         99,482           0           6,000(4)        300,000
 Vice-Chairman, Vice      1995         92,400           0           2,500(4)           0
 President, Secretary     1994         92,400           0           1,000(3)           0
- ----------------------------------------------------------------------------------------------
David C. Beling           1996         175,000          0              0            155,000
 President and Chief      1995         142,178        65,000        6,490(5)           0
 Operating Officer        1994         135,000        7,000         1,000(3)        118,000
- ----------------------------------------------------------------------------------------------

(1) These amounts were actually paid to Alan Lindsay and Associates Ltd., a management company under the control of Mr. Lindsay pursuant to a management agreement dated May 1, 1989 with the Company.

(2) These amounts were actually paid to ARH Management Ltd., a management company under the control of Mr. Harvey pursuant to a management agreement dated May 1, 1989 with the Company.

(3)      These amounts were paid as director's fees.

(4)      These amounts were paid as reimbursement of medical insurance premiums.

(5)      These amounts were paid as a premium on a life insurance policy.

                        OPTION GRANTS IN LAST FISCAL YEAR

- ----------------------------------------------------------------------------------------------------------------
                           Number       % of Total                                               Potential
                             of          Options/                                              Realized Value
                         Securities        SARs                                                  (Cnd $) at
                         Underlying     Granted to      Exercise or                            Assumed Annual
                          Options/       Employees      Base Price                                 Rates
                            SARs         in Fiscal      (Cdn $/Sh)                             of Stock Price
                        Granted (#)        Year                           Expiration            Appreciation
    Name                                                                     Date             For Option Term
                                                                                               5%         10%
- ---------------------------------------------------------------------------------------------------------------
Alan P. Lindsay          300,000(1)       0.34%           1.80         March 8, 2001          27,000    54,000
- ---------------------------------------------------------------------------------------------------------------
David C. Beling          155,000(1)       0.18%           1.80         March 8, 2001          13,950    27,900
- ---------------------------------------------------------------------------------------------------------------
Anthony R. Harvey        300,000(1)       0.34%           1.80         March 8, 2001          27,000    54,000
- ---------------------------------------------------------------------------------------------------------------

(1)      These options are exercisable on the date of grant (March 8, 1996).

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES

- -------------------------------------------------------------------------------------------------
       Name                 Number of Securities Underlying             Value of Unexercised
                             Unexercised Options at FY-End         In-The-Money Options at FY-End
                                                                               ($)(1)
- ------------------------------------------------------------------------------------------------
                         Exercisable        Unexercisable       Exercisable         Unexercisable
- -------------------------------------------------------------------------------------------------
Alan P. Lindsay                    0              300,000                 0                72,000
- -------------------------------------------------------------------------------------------------
David C. Beling              268,000              155,000            58,000                37,200
- -------------------------------------------------------------------------------------------------
Anthony R. Harvey                  0              300,000                 0                72,000
- -------------------------------------------------------------------------------------------------

(1) Based on the closing price of $1.56 of the Company's common stock as quoted on The American Stock Exchange on June 30, 1996.

COMPENSATION OF DIRECTORS

         Effective September 30, 1994 the Company's Board of Directors authorized the payment of directors' fees only to outside, or non-officer directors, at the rate of $1,000 per month. Effective February 6, 1996 the Company's Board of Directors authorized an increase in directors' fees to outside, non-officer directors, to $1,500 per month. The Company also reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1996 Mr. Malim and Mr. Hodges, both non-officer directors, were granted stock options of 125,000 and 50,000, respectively.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS.

         Effective May 1, 1989 the Company entered into a management agreement with Alan Lindsay and Associates Ltd. ("Associates"), a British Columbia corporation owned and controlled by Mr. Lindsay, the Company's Chief Executive Officer. This agreement requires all salary amounts otherwise payable by the Company to Mr. Lindsay to be paid to Associates. This agreement is automatically renewed for two year terms unless either party gives the other party notice of non-renewal at least 30 days prior to the end of any term. The agreement may be terminated by the Company without notice if Mr. Lindsay is no longer a principal of Associates, or upon the occurrence of certain other events such as Mr. Lindsay's bankruptcy or disability. The agreement may be terminated by either party, without notice, upon breach of the material terms of the Agreement, commission of fraud, or misconduct or declaration of bankruptcy by either party.

         Effective May 1, 1989 the Company entered into a management agreement with ARH Management Ltd. ("Management"), a British Columbia corporation owned and controlled by Mr. Harvey, the Company's Vice-Chairman. This agreement requires all salary amounts otherwise payable by the Company to Mr. Harvey to be paid to Management. This agreement is automatically renewed for two year terms unless either party gives the other party notice of non-renewal at least 30 days prior to the end of any term. The agreement may be terminated by the Company without notice if Mr. Harvey is no longer a principal of Management, or upon the occurrence of certain other events such as Mr. Harvey's bankruptcy or disability. The agreement may be terminated by either party, without notice, upon breach of the material terms of the Agreement, commission of fraud, or misconduct or declaration of bankruptcy by either party.

         Mr. Beling has an employment agreement with the Company providing for a base salary of $135,000 per year. Effective April 27,1995 Mr. Beling's salary was increased to $175,000 per year. The agreement also provides that in the event of termination of Mr. Beling's employment for reasons beyond his reasonable control, Mr. Beling will receive severance pay equal to six months of base salary plus any prorated bonuses and vacation accrued to the time of termination. In addition, the agreement provides that in the event of merger, consolidation, divestiture, takeover, sale or other similar circumstances which result in conditions or terms unacceptable to Mr. Beling within the first year after such event, Mr. Beling will be paid 12 months base salary plus any prorated bonuses and vacation accrued to the time of termination.

         Effective August 15, 1994 management agreements (collectively, the "Management Agreements") were provided to each of Messrs. Beling, Harvey and Lindsay that are effective in the event of a change in control of the Company. The Management Agreements provide for a lump sum distribution in an amount (taking into account all other applicable change in control payments by the Company) not to exceed 299% of the base amount as defined in IRC Section 280G
(b). Such "base amount" is generally equivalent to the applicable person's average annual compensation from the Company includable in his gross income over the preceding five years. Change of control is therein defined to include only the following:

       (i) the acquisition of (whether direct or indirect) shares in excess of 20 percent of the outstanding shares of Common Stock of the Company by a person or group of persons, other than through a public equity offering by the Company; or

      (ii) the occurrence of any transaction relating to the Company required to be described pursuant to the requirements of item 6(e) of Schedule 14A of Regulation 14A of the Securities and Exchange Commission under the Securities and Exchange Act of 1934; or

     (iii) any change in the composition of the Board of Directors of the Company resulting in a majority if the present directors not constituting a majority, provided, that in making such determination directors who were elected by, or on the recommendation of, such present majority, shall be excluded.

         Effective August 15, 1994 director's agreements (collectively, the "Director's Agreements") were provided to each of Messrs. Malim and Hodges that are effective in the event of a change in control of the Company. These Director's Agreements provide for a lump sum distribution in the amount of $100,000. Change in control has the same definition as set forth above in connection with the Management Agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN
COMPENSATION DECISIONS

     During the fiscal year ending 1996 the Company had no compensation committee. Each of the Company's officers and directors participated in deliberations of the Company's Board of Directors concerning officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The table below sets forth information, as of June 30, 1996 with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer, and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

- ------------------------------------------------------------------------------------
 Name and Address                         Type of          Number of      Percent of
of Beneficial Owner                      Ownership          Shares          Class
- ------------------------------------------------------------------------------------
Alan P. Lindsay                        Record and          978,569(1)       3.84%
999 W. Hastings, Ste 1250              Beneficial
Vancouver, BC  V6C 2W2
CANADA
- ------------------------------------------------------------------------------------
David C. Beling                        Record and          423,000(2)       1.66%
PO Box 747                             Beneficial
Safford, AZ  85548
- ------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Anthony R. Harvey                 Record and         453,252(3)            1.77%
999 W. Hastings, Ste 1250         Beneficial
Vancouver, BC  V6C 2W2
CANADA
- --------------------------------------------------------------------------------
Andrew F de P Malim               Record and         171,541(4)            0.67%
7-8 Kendrick Mews                 Beneficial
London, England  SW7 3HG
- --------------------------------------------------------------------------------
Paul A. Hodges                    Record and         116,524(5)            0.46%
4536 N. Via Bellas Catali         Beneficial
Tucson, AZ  85718
- --------------------------------------------------------------------------------
Officers & Directors              Record and       2,179,886              8.54%
as a Group (6 persons)            Beneficial
================================================================================

(1) Includes 605,308 shares owned by a corporation controlled by Mr. Lindsay. Includes options to acquire 300,000 shares at an exercise price of CDN $1.80 per share.

(2) Includes options to acquire (i) 100,000 shares at an exercise price of $2.00 per share, (ii) 50,000 shares at an exercise price of $.40 per share, (iii) 118,000 shares at an exercise price of CDN $2.89 per share, and (iv) 155,000 shares at an exercise price of CDN $1.80 per share.

(3) Includes 122,224 shares owned by Mr. Harvey's wife. Includes options to acquire 300,000 shares at an exercise price of CDN $1.80 per share.

(4) Includes an option to acquire 125,000 shares at an exercise price of CDN $1.80 per share.

(5) Includes options to acquire (i) 50,000 shares at an exercise price of $2.00 per share and (ii) 50,000 shares at an exercise price of CDN $1.80 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Andrew F de P Malim, a non-officer director of the Company, is the chairman, managing director and majority shareholder of Lion Mining Finance, a United Kingdom registered company. AZCO has entered into a memorandum of agreement with Eagle River International Limited, West African Gold and Exploration, Ltd. and Lion Mining Finance concerning the development of mining concessions in Mali. Lion Mining Finance is currently being paid

$7,000 a month to manage the Malian Project. See Item 1 herein above for a more detailed description of the agreement for the development of mining concessions in Mali.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8K

(a) 1. Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1, F-2, F-3, F-4, F-5, F-6, F-8-F- 18 hereof.

2. Financial Statement Schedules - Reference is made to the Financial Statement Schedules on Page F-19.

3.   Exhibits

3.1        Registrant's Certificate of Incorporation dated August 8, 1991(1)

3.2 Articles of Amendment to the Certificate of Incorporation dated December 5, 1991(1)

3.3        Registrant's Amended Bylaws(2)

3.4 Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada(2)

4.1        Specimen stock certificate.(3)

10.1 Management Agreement dated May 1, 1989 between the Registrant and ARH Management Ltd.(1)

10.2 Management Agreement dated May 1, 1989 between the Registrant and Alan Lindsay and Associates, Ltd.(1)

10.3 Distribution Agreement dated August 15, 1991 between the Registrant and Axel Johnson Ore & Metals, Inc.(1)

10.4       Agreements for Suaqui Verde Property(1)

10.5       Agreements for Piedras Verdes Property(1)

10.6       Employment Agreement with David Beling dated September 10, 1991(1)

10.7 Copper Purchase Agreement dated December 30, 1994 between AIOC Corporation and Sanchez Mining Inc.(2)

10.8 Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez Mining, Inc. and Phelps Dodge Corporation.(2)

10.9 Settlement Agreement dated August 3, 1995 between the Registrant and Muzinich & Co., Inc.(2)

10.10* Memorandum of Agreement between West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and AZCO Mining Inc.

10.11* Suaqui Verde Mineral exploration agreement and option to form company among AZCO Mining, Inc., Cobre de Suaqui Verde, S.A. de C.V. and Minera Phelps Dodge Mexico, S. de R.L. de C.V.

10.12*     Letter agreement relating to the Irian Jaya property offer.

11.1*      Statement regarding computation of per share earnings

21.1*      Subsidiaries of the Registrant

24.1*      Consent of Coopers and Lybrand

27*        Financial Data Schedule

- ------------
(1)      Exhibit Nos. 3.1, 3.2, 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6 are
         incorporated by reference from Exhibit Nos. 3.1, 3.2, 10.1, 10.2, 10.3, 10.10, 10.11 and 10.15 respectively, from the Registrant's Registration Statement on Form S-4 (File No. 33-45162).

(2) Exhibit Nos. 3.3, 3.4, 10.7, 10.8 and 10.9 are incorporated by reference from exhibits Nos. 3.3, 3.4, 10.19, 10.20 and 10.21 from the Registrant's Annual Report on Form 10-K(a) for the fiscal year ended June 30, 1995.

(3) Exhibit No. 4.1 is incorporated by reference from exhibit No. 1 from the registrant's Registration Statement on Form 8-A filed with the SEC on July 21, 1992.

  *  Filed herewith.

(b)      Reports on Form 8K: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AZCO MINING INC.

 Date: September 25, 1996              By: /s/ David C. Beling
 ------------------------                 ----------------------------------
                                       David C. Beling
                                       President and Chief Operating Officer

 Date: September 25, 1996              By: /s/ Ryan A. Modesto
 ------------------------                 ----------------------------------
                                       Ryan A. Modesto
                                       Corporate Controller and Principal
                                       Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                       Date
     ---------                            -----                       ----

/s/ Alan P. Lindsay              Chairman of the Board           September 25, 1996
- ----------------------------     and CEO
Alan P. Lindsay

/s/ David C. Beling              President, Chief Operating      September 25, 1996
- ----------------------------     Officer and Director
David C. Beling

/s/ Anthony R. Harvey            Vice Chairman, Executive        September 25, 1996
- ----------------------------     Vice President, Secretary
Anthony R. Harvey                and Director


/s/ Andrew Malim                 Director                        September 25, 1996
- ----------------------------
Andrew F de P Malim

/s/ Paul A. Hodges               Director                        September 25, 1996
- ----------------------------
Paul A. Hodges

/s/ Dr. Ian M. Gray              Director                        September 25, 1996
- ----------------------------
Dr. Ian M. Gray

AZCO MINING, INC. (DELAWARE)


FORM 10-K
ITEM 8, ITEM 14(a)(1) AND (2)
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE
INCLUDED IN ITEM 8 ARE LISTED BELOW:
                                                                            PAGE
                                                                            ----
     Report of Independent Accountants                                       F-2

     Consolidated Balance Sheets as of June 30, 1996 and 1995                F-3

     Consolidated Statements of Operations for the fiscal years
        ended June 30, 1996, 1995 and 1994                                   F-4

     Consolidated Statements of Stockholders' Equity
        for the fiscal years ended June 30, 1996, 1995 and 1994              F-5

     Consolidated Statements of Cash Flows for the fiscal years
        ended June 30, 1996, 1995 and 1994                                   F-6

     Notes to Consolidated Financial Statements                          F-7 - F-18

THE FOLLOWING FINANCIAL STATEMENT SCHEDULE OF THE
REGISTRANT IS INCLUDED IN ITEM 14(a)(2):

     Schedule II - Valuation and Qualifying Accounts
        for the fiscal years ended June 30, 1996, 1995 and 1994             F-19


Schedules other than the one listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Azco Mining, Inc. (Delaware):

We have audited the consolidated financial statements and the financial statement schedule of Azco Mining, Inc. (Delaware) and Subsidiary listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azco Mining, Inc. (Delaware) and Subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. In addition in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
August 29, 1996

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995

                                     ASSETS
                                                                      1996                1995
                                                                      ----                ----
Current assets:
  Cash and cash equivalents                                       $ 24,295,805        $  1,794,638
  Short-term investments                                             1,400,687
  Prepaids and other                                                    43,861              65,119
                                                                  ------------        ------------
              Total current assets                                  25,740,353           1,859,757
                                                                  ------------        ------------
Property and equipment:
   Mineral properties                                                                   12,573,096
   Furniture and equipment                                             188,080             262,040
   Construction in progress                                                                856,082
                                                                  ------------        ------------
                                                                       188,080          13,691,218
   Less accumulated depreciation                                      (127,450)           (123,824)
                                                                  ------------        ------------
                                                                        60,630          13,567,394
                                                                  ------------        ------------
Restricted cash                                                         51,610             350,120
Deposit                                                              4,000,000
Other assets                                                           180,525              14,385
                                                                  ------------        ------------
                                                                  $ 30,033,118        $ 15,791,656
                                                                  ------------        ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                       $     58,217        $    603,495
   Notes payable                                                                         2,540,715
   Deferred liability                                                                      450,000
                                                                  ------------        ------------
              Total current liabilities                                 58,217           3,594,210
                                                                  ------------        ------------
Commitments and contingencies
Stockholders' equity:

Common stock: $.002 par value, 50,000,000 shares
     authorized; 25,512,938 shares issued and outstanding
     as of June 30, 1996 and 1995, respectively                         51,026              51,026
   Additional paid-in capital                                       25,587,549          24,937,549
   Retained earnings (accumulated deficit)                           4,336,326         (12,791,129)
                                                                  ------------        ------------
              Total stockholders' equity                            29,974,901          12,197,446
                                                                  ------------        ------------
                                                                  $ 30,033,118        $ 15,791,656
                                                                  ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the fiscal years ended June 30, 1996, 1995 and 1994

                                                          1996                1995               1994
Income:
   Interest income                                   $    817,581        $    100,800        $     96,268
   Gain on sale of assets                              26,076,026
                                                     ------------        ------------        ------------
                                                       26,893,607             100,800              96,268
                                                     ------------        ------------        ------------
Operating
  expenses:
   Salaries                                               774,461             640,306             654,552
   General and administrative                             772,997             920,246           1,134,798
   Write-down of mineral properties                       848,487             503,797
   Exploration                                            738,597
   Accounting and legal                                   578,928             785,740             274,178
   Amortization and depreciation                           57,147             156,704             131,959
   Stock compensation expense                                                                     150,451
   Interest expense, net of amount capitalized            171,173             106,376              26,136
   Financing and acquisition                              109,362           1,686,168           1,232,896
                                                     ------------        ------------        ------------

                                                        4,051,152           4,799,337           3,604,970
                                                     ------------        ------------        ------------

Income (loss) before income taxes                      22,842,455          (4,698,537)         (3,508,702)

Income tax provision                                   (5,715,000)
                                                     ------------        ------------        ------------

Net income (loss)                                    $ 17,127,455        $ (4,698,537)       $ (3,508,702)
                                                     ============        ============        ============

Net                                                  $       0.67        $      (0.19)       $      (0.17)
income (loss) per common                             ============        ============        ============
and common equivalent share

Weighted average number of common
and common equivalent shares outstanding
                                                       25,554,322          25,006,637          20,495,454
                                                     ============        ============        ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the fiscal years ended June 30, 1996, 1995 and 1994

                                                       COMMON STOCK            ADDITIONAL     RETAINED
                                                      -----------------         PAID-IN       EARNINGS
                                                      SHARES     AMOUNT         CAPITAL       (DEFICIT)        TOTAL

Balance, June 30, 1993                              17,701,684      $35,404   $12,257,833   $(4,583,890)    $7,709,347

   Stock options exercised                             961,254        1,922       596,487                      598,409
   Private placement, net of issuance costs of       2,000,000        4,000     4,014,866                    4,018,866
     $215,814
   Warrants issued, net of issuance costs of                                    4,791,058                    4,791,058
     $872,716
   Warrants exercised                                3,200,000        6,400        (6,400)
   Stock compensation expense                                                     150,451                      150,451
   Net income (loss)                                                                          (3,508,702)   (3,508,702)
                                                    -----------  ----------- ------------- --------------  ------------

Balance, June 30, 1994                              23,862,938       47,726    21,804,295     (8,092,592)   13,759,429

   Private placement, net of issuance costs of       1,650,000        3,300     3,133,254                    3,136,554
     $346,366
   Net income (loss)                                                                          (4,698,537)   (4,698,537)
                                                    -----------  ----------- ------------- --------------  ------------

Balance, June 30, 1995                              25,512,938       51,026    24,937,549    (12,791,129)   12,197,446

                                                    -----------  ----------- ------------- --------------  ------------

   Tax benefit of stock options                                                   650,000                      650,000
   Net income                                                                                 17,127,455    17,127,455
                                                    -----------  ----------- ------------- --------------  ------------

Balance, June 30, 1996                               25,512,938     $51,026   $25,587,549     $4,336,326   $29,974,901
                                                    ===========  ==========  ============= =============   ===========

The accompanying notes are an integral part of these financial statements.

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended June 30, 1996, 1995 and 1994

                                                                           1996           1995            1994
Cash flows from operating activities:
   Net income (loss)                                                   $ 17,127,455    $(4,698,537)   $(3,508,702)
  Adjustments to reconcile net income (loss)
    to net cash provided by
      (used in) operations:
      Depreciation and amortization                                          57,147        156,704        131,959
      Stock compensation expense                                                                          150,451
      Tax benefit of stock options                                          650,000
      Write-off of financing costs                                                         434,989        561,692
      Amortization of (discount) premium on investment securities             1,284        (23,317)
      Write-down of mineral properties                                      848,487        503,797
      Loss on sale of furniture and equipment                                 4,461
      Gain on sale of assets                                            (26,076,026)
   Changes in assets and liabilities, net:
      Restricted cash                                                       298,510          4,750       (354,870)
      Other assets                                                         (151,542)        58,298        (11,829)
      Accounts payable and accrued liabilities                             (545,278)       (22,479)        30,115
      Deferred liability                                                   (450,000)                      450,000
      Deposit                                                            (4,000,000)
   Proceeds from sale of mineral properties                              39,173,295
Net cash provided by (used in) operating activities                      26,937,793     (3,585,795)    (2,551,184)
                                                                       ------------    -----------    -----------
Cash flows from investing activities:
   Purchases of short-term investments                                   (1,401,971)                   (1,276,683)
   Proceeds from maturity of investment securities                                       1,300,000
   Proceeds from certificate of deposit                                                    100,000
   Purchases of furniture and equipment and construction in progress         (6,245)      (615,014)      (393,313)
   Proceeds from sale of furniture and equipment                             28,882
   Development of mineral properties                                       (516,577)    (2,105,751)    (3,443,147)
                                                                       ------------    -----------    -----------
Net cash provided by (used in) investing activities                      (1,895,911)    (1,320,765)    (5,113,143)
                                                                       ------------    -----------    -----------
Cash flows from financing and offering activities:
   Payments for finance costs                                                                            (145,649)
   Payments for offering costs                                                            (346,366)    (1,214,604)
   Proceeds from sale of common stock                                                    3,482,920      4,234,680
   Proceeds from exercised stock options                                                                  598,409
   Proceeds from sale of warrants                                                                       5,663,774
   Proceeds from issuance of debt                                           500,000      2,000,000
   Payments of debt                                                      (3,040,715)
   Borrowings on line of credit                                                            508,348        416,252
   Payments on line of credit                                                             (924,600)
                                                                       ------------    -----------    -----------
Net cash provided by (used in)
 financing and offering activities                                       (2,540,715)     4,720,302      9,552,862
                                                                       ------------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                     22,501,167       (186,258)     1,888,535
Cash and  cash equivalents, beginning of period                           1,794,638      1,980,896         92,361
                                                                       ------------    -----------    -----------
Cash and cash equivalents, end of period                               $ 24,295,805    $ 1,794,638    $ 1,980,896
                                                                       ============    ===========    ===========
Cash paid during the period for:
   Interest paid net of amount capitalized                             $    230,453    $    89,374    $    54,072
                                                                       ============    ===========    ===========
   Taxes                                                               $  5,715,000    $              $
                                                                       ============    ===========    ===========

The accompanying notes are an integral part of these financial statements.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.     NATURE OF OPERATIONS:

           Azco Mining, Inc. (Delaware) (the "Company") was formed on July 13, 1988 to acquire base metal and precious metal properties and either develop or sell them. The Company will consider properties of merit in almost any geographical location.

           At June 30, 1996, the Company had a 30% interest in Cobre del Mayo, a company which owns the Piedras Verde Project located in Southern Sonora, Mexico and a 99.97% interest in the Suaqui Verde copper deposit located in Southeastern Sonora Mexico. At that date, neither location had proven reserves of commercial ore.


    2.     BASIS OF PRESENTATION:

           The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany balances have been eliminated.


    3.     SIGNIFICANT ACCOUNTING POLICIES:

           CASH AND CASH EQUIVALENTS
           The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

           SHORT-TERM INVESTMENTS
           Short-term investments consist of United States Treasury Notes with maturities between three and twelve months and are classified as "held to maturity" investments at June 30, 1996. Accordingly, these investments are carried at amortized cost. Due to the short-term maturity of these investments, amortized cost approximates fair value. Net realized gains and losses, if any, on investments sold are recorded in operations based on specific identification of the investments on the trade date. Interest income is recorded as earned.

           MINERAL PROPERTIES
           The Company expenses prospecting and exploration costs and capitalizes costs directly attributable to the acquisition of mining properties, pending determination as to their commercial feasibility (to contain a viable mineral deposit). Development costs are capitalized and, upon commencement of production, will be amortized using the units-of-production method. Gains or losses resulting from the sale or abandonment of mineral properties are included in operations. Proceeds from sales of properties in which the Company has retained an economic interest are credited against property cost and no gain is recognized until all costs have been fully recovered.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    3.     SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

           PROPERTY EVALUATION
           Recoverability of investments in non-operating properties is evaluated periodically. Estimated future net cash flows from each property are calculated using estimates of proven and probable ore reserves, estimated future prices (considering historical and current prices, price trends and related factors) and operating capital and reclamation costs on an undiscounted basis. Reductions in the carrying value of each property are recorded to the extent the remaining investment exceeds the estimate of future net cash flows.

           Where properties are held for sale, recoverability is assessed based on management's estimate of fair value. Reductions in the carrying value of each property are recorded to the extent the remaining investment exceeds fair value, less costs of disposal.

           FURNITURE AND EQUIPMENT
           Furniture and equipment are carried at cost. Replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition of furniture and equipment, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss is included in operations.

           The Company depreciates the non-mining assets over their estimated useful lives using the straight-line method.

           CONSTRUCTION IN PROGRESS
           Construction in progress consisted of assets which were being prepared for use at the Sanchez project. These assets were sold to Phelps Dodge during the year ended June 30, 1996.

           INCOME TAXES
           The Company accounts for income taxes under Statement of Financial Accounting Standards 109, Accounting for Income Taxes. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

           NET INCOME (LOSS) PER SHARE
           Net income or loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each year. The common equivalent shares of options and warrants are excluded from the weighted average number of shares if they are anti-dilutive.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    3.     SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

           ESTIMATES
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           STOCK-BASED COMPENSATION
           In October 1995 the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS No. 123"), which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 ("APB No. 25"), provided proforma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by FAS No. 123 has been applied. The Company anticipates electing to continue to measure compensation expense related to employee stock purchase options using APB No. 25, and will provide proforma disclosures as required.


    4.     CONCENTRATIONS OF CREDIT RISK:
           Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation's insurance limit. At June 30, 1996, cash equivalents of $24.2 million were invested in a mutual fund.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    5.     MINERAL PROPERTIES:
           As of June 30, 1995, mineral properties consisted of the following:


                                                  1995

Acquisition costs, including mineral claims:
  Sanchez Project                                 440,000
  Piedras Verdes Project                           85,000
Deferred development costs:
  Sanchez Project                               8,536,356
  Piedras Verdes Project                        3,511,740
                                               ----------
                                               12,573,096
                                               ==========


           SANCHEZ PROJECT

           During the second quarter of the year ended June 30, 1996, the Company sold 100% of its investment in the Sanchez property located in Graham County, Arizona. Proceeds of $37,000,000 from the sale were received and a gain of $26,076,026 was recorded.

           COBRE DEL MAYO (PIEDRAS VERDES PROJECT)

           The Piedras Verdes project is located in southern Sonora, Mexico. During the second quarter of the year ended June 30, 1996, the Company sold 70% of its investment in the Piedras Verdes project. In accordance with the Company's policy regarding sales of mineral properties, proceeds of $3,000,000 from the sale were credited against the remaining development costs and no gain was recognized. The Company is expensing all costs related to the project.

           SUAQUI VERDE PROJECT
           During 1995 the Company wrote off all costs related to the Suaqui Verde Project due to the cessation of activities.

           On June 20, 1996, Azco entered into a Mineral Exploration and Option to Form Company Agreement with Minera Phelps Dodge Mexico for the mineral exploration and evaluation of certain mineral concessions in Sonora, Mexico. The Company is expensing all costs related to the project.

           MALI PROJECT (NORTHWESTERN AFRICA)
           On May 9, 1996, Azco entered into a Memorandum of Agreement with the West African Gold and Exploration, Ltd. ("WAG"), a British Virgin Islands company, Eagle River International Limited ("Eagle River"), a Vanuatu corporation, and Lion Mining Finance Limited ("Lion Mining"), a United Kingdom corporation. Eagle River has purchased properties in Mali, Africa from Guefest, a Russian mining consortium. Under terms of this agreement, the properties will be transferred to a new Malian corporation. Shares in this corporation will be transferred to an offshore company. Upon fulfillment of conditions precedent to Azco's participation, Azco has committed to purchase 4,800,000 shares of the offshore company at a price of ($0.25) (U.S.) per share and receive 1,000,000 shares of the offshore company in consideration for 125,000 common shares of Azco to be issued to Eagle River.

           On May 17, 1996, under terms of the above agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           River, Lion Mining, and WAG, has guaranteed $1,000,000 of development by May 15, 1997 to keep the properties in good standing. Costs associated with obtaining the line of credit and cash advances are recoverable from Eagle River and WAG and are collateralized by promissory notes.

    6.     NOTES PAYABLE:
           In May 1991, the Company commenced an offering to issue $1,000,000, 10% unsecured Convertible Redeemable Debentures, (the "Debentures"). Under this offering, the Company sold $540,715 of the Debentures, $500,000 of which were sold to a stockholder of the Company. Interest was 10% per annum until May 31, 1995 and 14% per annum until maturity. The Debentures could have been converted to common stock at the option of the investor after one year for $4 per share. The Debentures were subject to prepayment, in whole or in part, without penalty or premium, at any time at the option of the Company. The Debentures were subordinate to any Senior Debt, as defined in the debenture agreement, that the Company may have obtained. The Debentures matured and were paid in full on December 31, 1995.

           On May 12, 1995, the Company issued $2,000,000, 14% Convertible Debentures. Interest at 14% per annum is payable semi-annually from the issue date. The Convertible Debentures could have been converted to common stock at the option of the investor at any time during the two-year term of the Convertible Debentures for $2.00 per share. The Convertible Debentures were subordinated to any and all security or obligations which may have been issued or incurred by the Company in connection with the Company's debt financing requirement for its mineral properties. The Convertible Debentures were paid in full on December 19, 1995. No penalty was assessed for early extinguishment of the debt.

           Interest expense for the years ended June 30, 1996, 1995 and 1994 was $171,173, $106,376 and $26,136, respectively, after capitalization of interest of $0, $13,940 and $31,275, respectively.



 7.        DEFERRED CREDIT:
           Under a contract dated February 25, 1994, the Company had agreed to acquire sulfuric acid for its Sanchez Project. A total commitment of $5,070,000, inclusive of the $450,000 deferred credit, was to have been paid over a four-year period. In connection with the sale of the Sanchez mine, the Company was required to pay and has paid the $450,000.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  8  .     COMMON STOCK, STOCK OPTIONS AND WARRANTS:

           COMMON STOCK
           In October 1994, the Company received $3,136,554, net of issuance costs of $346,366 as the result of a private placement of 1,650,000 common shares with warrants at a price of $2.85 (Cdn.) per unit. Each warrant entitles the holder to purchase one additional common share of the Company for a period of two years from the closing at a purchase price of $2.95 (Cdn.) per common share.

           STOCK OPTIONS
           The Company has a Stock Option Plan (the "Plan") dated July 24, 1989, as amended, for the granting of options to purchase common stock. The Board of Directors may grant options to key personnel and others as it deems appropriate. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

           Plan activity for the years ended June 30, 1996, 1995 and 1994, was as follows:

                                                     NUMBER OF           PRICE RANGE
                                                      SHARES              OF OPTIONS

  Balance outstanding at June 30, 1993              1,443,662     $0.40 U.S. to $2.00 U.S.
       Granted                                        908,000     $2.23 Cdn and $3.50 Cdn.
       Canceled                                      (143,000)                  $3.10 Cdn.
       Exercised                                     (961,254)   $0.40 U.S. and $2.00 U.S.
                                                    ---------

  Balance outstanding at June 30, 1994              1,247,408     $0.40 U.S. to $3.50 Cdn.
       Canceled                                       (50,000)                  $2.00 U.S.
                                                    ---------

  Balance outstanding at June 30, 1995              1,197,408     $0.40 U.S. to $3.50 Cdn.
                                                    ---------

       Granted                                      1,147,500     $1.20 Cdn. to $3.00 U.S.
       Canceled                                      (157,500)    $2.40 Cdn. to $3.40 Cdn.
                                                    ---------

  Exercisable at June 30, 1996                      2,187,408
                                                    =========


At June 30, 1996 and 1995, there were 363,886 and 1,353,886 shares of common stock reserved for future grants of options.

           Of the 2,187,408 stock options outstanding at June 30, 1996, all stock options were issued to directors, employees or key advisors of the Company.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 8.        COMMON STOCK, STOCK OPTIONS AND WARRANTS: (CONTINUED)

           WARRANTS
           Changes to outstanding warrants were as follows:

                                                                 OTHER        SPECIAL      SPECIAL       TOTAL
Exercise Price                                                 $ 2.00 to    $2.25 Cdn.    $2.95 Cdn.
                                                               $4.00 U.S.

Expiration Date                                                 07/31/93 to                10/19/96
                                                                07/31/95

Balance outstanding at June  30, 1993                            100,000                                 100,000

Issued                                                                       3,200,000                 3,200,000

Exercised                                                                   (3,200,000)               (3,200,000)
                                                                --------    ----------    ---------   ----------

Balance outstanding at June  30, 1994                            100,000                                 100,000

Issued                                                                                    1,650,000    1,650,000
                                                                --------    ----------    ---------   ----------

Balance outstanding at June  30, 1995                            100,000                  1,650,000    1,750,000

Canceled                                                        (100,000)                               (100,000)
                                                                --------    ----------    ---------   ----------

Balance outstanding at June  30, 1996                                  0             0    1,650,000    1,650,000
                                                                ========    ==========    =========   ==========


In July 1993, the Company sold 3,200,000 special warrants at Cdn. $2.25 per Special Warrant. Each Special Warrant was exchangeable into one common share of the Company at no extra cost. The obligation of the holders of the Special Warrants to complete the purchase was conditional upon the fulfillment of various conditions, the most significant condition was the approval by the Toronto Stock Exchange of the issuance and listing of the underlying common shares of the Company. The Company fulfilled those conditions on November 30, 1993 at which time the Special Warrants were convertible for one common share. The Company received net proceeds of $4,791,058, net of issuance costs of $872,716, in connection with the sale.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  9.       INCOME TAXES:
           The income tax expense is as follows:

                                              1996
Current:
     Federal                                4,080,000
     State                                  1,635,000
                                           ----------

        Total current                       5,715,000
                                           ----------

Total tax expense                           5,715,000
                                           ==========

           Income tax expense differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes, as shown.

                                              1996          1995
Tax expense (benefit) at the
  federal statutory rate                    7,995,803     (1,644,488)
State tax, net of federal benefit           1,142,257       (274,864)
Change in valuation allowance              (4,207,230)     2,140,751
Stock options                                 650,000
Other                                         134,170       (221,399)
                                          -----------    -----------
         Tax expense                        5,715,000              0
                                          ===========    ===========


           The components of the net deferred tax asset as of June 30, 1996 and 1995 are as follows:

                                               1996          1995
Deferred tax assets:
     Net operating loss carryforward                       7,134,097
     Stock options                            126,192        129,693
     Investment in foreign subsidiaries       971,457        201,519
     Other                                     30,759        151,696
     Valuation allowance                   (1,128,408)    (5,335,638)
                                          -----------    -----------

         Total deferred tax asset                          2,281,367

Deferred tax liability:
     Development costs                                    (2,281,367)
                                          -----------    -----------
         Net deferred tax asset                     0              0
                                          ===========    ===========

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  9.       INCOME TAXES: (CONTINUED)

           The net change in the valuation allowance for the deferred tax asset of the Company is as follows:

                                                                 1996        1995
             Valuation allowance as of July 1                 5,335,638    3,194,887
             Increase (decrease) in valuation allowance     (4,207,230)    2,140,751
                                                            ------------   ----------
             Valuation allowance as of June 30                1,128,408    5,335,638
                                                            ===========   ==========

           Included in the June 30, 1995 valuation allowance was $650,000 which was allocated to shareholders equity during 1996.

           At June 30, 1995, the Company had income tax reporting net operating loss carryforwards for United States income tax purposes of approximately $17.5 million. The Company also had state tax and alternative minimum tax net operating loss carryforwards.

           At June 30, 1996, the Company had fully utilized all net operating loss carryforwards for federal, state and alternative minimum tax purposes.

   10.     CONTINGENCIES AND COMMITMENTS:

           MINERAL PROPERTIES
           As described in Note 5, the Company sold 70% of its interest in the Piedres Verdes Project. Under terms of the sales agreement with Phelps Dodge Corporation ("Phelps Dodge") all assets and commitments related to this project were transferred to a separate company incorporated as Cobre del Mayo, S.A. de C.V. The Company maintains a 30% interest and Phelps Dodge a 70% interest in Cobre del Mayo, S.A. de C.V. Under terms of the Shareholders and Operator's Agreement among P.D. Cobre del Mayo, Inc., the Company and Cobre del Mayo S.A. de C.V., the Company is committed to provide up to $3,000,000 for costs required to bring the Piedres Verdes Project to the feasibility stage. During the year ended June 30, 1996, the Company advanced $667,380 under terms of this agreement.

           The Piedras Verdes lease has the following commitments:

           - $5,000 per month from the signing of the agreement for a period of 38 months, $7,500 a month for the subsequent 12 months, and $10,000 a month until production begins;

           - payment of $1,350,000 over a ten-year period with interest commencing at the initiation of production, with an advance payment of $400,000 commencing February 10, 1995 at $30,000 a month for the subsequent 13 months and a final payment of $10,000;

           -      3% royalties on the net value of mineral production;

           - Cobre del Mayo, S.A. de C.V., of which the Company has 30% interest, has an option to purchase the rights to the mining claims for $10,000,000 once the referenced exploration rights have been exercised and production begins.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.CONTINGENCIES AND COMMITMENTS: (CONTINUED)

           EMPLOYMENT AGREEMENTS
           The Company has entered into agreements with three of its officers and two of its directors. The agreements provide that if there is a change in control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such acquisition of control the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code. In addition, the officers will continue to be covered by all of the Company's medical, health, life and dental plans for 24 months after such change of control. The directors shall receive a lump sum cash payment in the amount not to exceed $100,000.

           In addition, the Company has entered into a separate employment agreement with its President. The agreement provides that in the event of merger, consolidation, divestiture, takeover, sale or other similar circumstances which result in conditions or terms unacceptable to the President within the first year after such event, the President will have the option to be paid 12 months' base salary plus any prorated bonuses and vacation accrued from the time of termination. The President is only covered by one of the above-mentioned agreements in the event he leaves the employment of the Company.

           LEASE COMMITMENTS
           The Company is obligated under a long-term operating lease for its office space in Vancouver, British Columbia through April 1999. The lease contains a renewal option of 5 years. The Company was required to provide a letter of credit in the amount of $51,610. The letter of credit is collateralized by a term deposit of $51,610, which is recorded in financial statements as other assets. The annual rental commitment under the lease is as follows:

                        JUNE 30,

                           1997          62,169
                           1998          62,169
                           1999          51,808
                                        --------

                                        176,146
                                        =======

           Rental expense, net of sublease income, for the years ended June 30, 1996, 1995 and 1994 was $69,140, 62,737 and $38,270, respectively.

           COPPER PURCHASE AGREEMENT

           The Company had formerly entered into a Copper Purchase Agreement relating to the copper output of the Sanchez Project. After sale of the Sanchez Project, the Company was informed that it was in violation of this agreement. A lawsuit was filed against the Company by AIOC Corporation. The Company agreed to binding arbitration with AIOC Corporation and received a dismissal of the lawsuit under terms of the Stipulation and Order of Compromise and Dismissal.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    CONTINGENCIES AND COMMITMENTS: (CONTINUED)

       DEPOSIT

       Under the terms of the Company's Stipulation and Order of Compromise and Dismissal with AIOC Corporation, the Company placed $4,000,000 into escrow to satisfy any award in the arbitration. The amount of the settlement, if any, will be applied as an adjustment on the gain on sale of assets. Management does not believe that there will be any settlement amounts paid as a result of this arbitration and therefore, has not accrued any liability.



 11.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, note receivable, restricted cash and accounts payable approximated fair value as of June 30, 1996 because of the relatively short maturity of these instruments.



12.    FOURTH QUARTER CHARGES:

       During the fourth quarter of fiscal 1996, the Company wrote-off its investment in Cobre del Mayo, S.A. de C.V. in the amount of $848,487 due to the uncertainty regarding the feasibility of the Piedras Verdes property located in Mexico.

       During the fourth quarter of fiscal 1995, the Company wrote-down its capitalized development costs for the Suaqui Verde property located in Mexico because it was unlikely that the property would be developed unless warranted by favorable future exploration results. This write-down was $503,797 plus the write-off of deferred financing costs of $595,530. The deferred financing costs related primarily to the Prudential Power Funding Associates debt commitment. Since the Company had agreed to sell its interest in the Sanchez Project, the Board of Directors concluded that the debt commitment would, in all likelihood, not be utilized.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    NEW PRONOUNCEMENTS:

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
       121). SFAS 121 requires that companies review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe that the ultimate adoption of the new Standard will have a material effect on the Company's financial position or results of operations.

       As of June 30, 1996, the Company has not adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and has not determined the effects, if any, on the consolidated financial statements. However, the Company intends to adopt the disclosure provisions of SFAS
       123. The disclosure requirements, which are effective for fiscal years beginning after December 15, 1995, require companies to provide proforma disclosures of net income and net income per share as if they had adopted the fair value accounting method for options granted in 1995 and 1996.

AZCO MINING, INC. (DELAWARE)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                      COL. A                            COL. B         COL. C           COL. D            COL. E
- ----------------------------------------------        -----------     --------         ---------        ----------


                                                      BALANCE AT                                        BALANCE AT
                                                      BEGINNING                                             END
DESCRIPTIONS                                          OF PERIOD       ADDITIONS        DEDUCTIONS        OF PERIOD
Valuation allowance for deferred tax
  assets(1):

June 30, 1996                                       $5,335,638        $               $4,207,230        $1,128,408

June 30, 1995                                        3,194,887        2,140,751                          5,335,638

June 30, 1994                                        1,879,654        1,315,233                          3,194,887

(1) For further information, refer to Note 9, Income Taxes, in the notes to the Consolidated Financial Statements included in the Form 10-K

                                                                EXHIBIT NO. 11.1


AZCO MINING, INC. (DELAWARE)
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS for the fiscal years ended June 30, 1996, 1995 and 1994



                                                            1996              1995              1994

Net income (loss) applicable to computation             $ 17,127,455     $ (4,698,537)     $ (3,508,702)



Weighted average common shares assuming no dilution       25,512,938       25,006,637        20,495,454
                                                        ------------     ------------      ------------
Stock options and warrants that had a dilutive
   effecting on net income (based on relationship
   of market value to exercise price), assumed to
   have been exercised on the first day of each
   period (or date of grant, if later), less the
   number of shares which could have been purchased
   from the proceeds of such assumed exercise;
   number of shares using the weighted average
   market price for the assumed purchase of shares
   described above                                            41,384           48,379           997,154
                                                        ------------     ------------      ------------

Weighted average common shares applicable to
   earnings per common and common equivalent share        25,554,322       25,055,016        21,492,608
                                                        ------------     ------------      ------------

Additional shares using the market close price at
   the end of the period for the assumed purchase
   of shares described above                                  77,801           14,184            45,867

Conversion of convertible debentures at the stated
   rate assumed to have been converted at the
   beginning of the earliest period reported                                  135,179           135,179
                                                        ------------     ------------      ------------

Weighted average common shares assuming full
   dilution                                               25,632,123       25,204,379        21,673,654
                                                        ============     ============      ============

Earnings per common and common equivalent share:
   Net income (loss)                                    $      0.670     $     (0.188)     $     (0.163)
                                                        ============     ============      ============


Earnings per common share assuming full dilution:
   Net income (loss)                                    $      0.668     $     (0.186)     $     (0.162)
                                                        ============     ============      ============