Form 10-Q
period 1996-09-30
AZCO MINING INC
filed 1996-11-14
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                 30 Bowie Avenue
                             Solomon, Arizona 85551
                                 (520) 428-6881


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_ NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,512,938 shares of the Company's Common Stock were outstanding as of October 28, 1996.



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

      Notes to Interim Consolidated
        Financial Statements ........................ 7 & 8

AZCO MINING INC. (DELAWARE)
CONSOLIDTED BALANCE SHEETS (UNAUDITED)

                                                SEPTEBMER 30,     JUNE 30,
                                                    1996            1996
                                                ------------      --------

                                     ASSETS

Current assets:
  Cash and cash equivalents                     $21,803,179     $24,295,805
  Short-term investments                          1,400,687       1,400,687
  Refundable income taxes                            16,600
  Prepaids and other                                223,169          43,861
                                                -----------     -----------
    Total current assets                         23,443,635      25,740,353

Property and equipment:
  Furniture and equipment                           188,080         188,080
  Less accumulated depreciation                    (136,555)       (127,450)
                                                -----------     -----------
                                                     51,525          60,630
Investment in and advances to Mali project          600,000
Advances to Indonesian projects                     661,500
Restricted cash                                      51,610          51,610
Deposit                                           4,000,000       4,000,000
Other assets                                          7,725         180,525
                                                -----------     -----------
                                                $28,815,995     $30,033,118
                                                -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                       $    19,392     $    58,217
                                                -----------     -----------
    Total current liabilities                        19,392          58,217
                                                -----------     -----------
    Total liabilities                                19,392          58,217
                                                -----------     -----------

Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value,
    100,000,000 shares authorized:
    25,512,938 shares issued and outstanding
    as of September 30, 1996 and June 30, 1996       51,026          51,026
  Additional paid-in capital                     25,587,549      25,587,549
  Retained earnings                               3,158,028       4,336,326
                                                -----------     -----------
                                                 28,796,603      29,974,901
                                                -----------     -----------
    Total liabilities and stockholders' equity  $28,815,995     $30,033,118
                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                          --------------------------------
                                                              1996                1995
                                                          ------------        ------------
INCOME:
    Interest income                                       $    362,009        $     23,787
    Other income                                                25,000
                                                          ------------        ------------
                                                               387,009              23,787
                                                          ------------        ------------
EXPENSES:
     Salaries                                                  188,384             141,034
     General and administrative                                170,946             175,146
     Exploration                                             1,078,636              15,009
     Accounting and legal                                       61,805             317,749
     Amortization and depreciation                               9,106              21,622
     Interest expense, net of amount capitalized                                    88,920
     Financing and acquisitions                                 73,031               4,362
                                                          ------------        ------------
                                                             1,581,908             763,842
                                                          ------------        ------------
INCOME BEFORE INCOME TAXES:                                 (1,194,899)           (740,055)

     Income tax credit                                         (16,600)
                                                          ------------        ------------
NET INCOME (LOSS)                                         $ (1,178,299)       $   (740,055)
                                                          ============        ============
Earnings per common and common equivalent share
    net income (loss)                                     $      (0.05)       $      (0.03)
                                                          ============        ============
Weighted average common shares applicable to
    earnings per common and common equivalent share         25,898,337          25,699,902
                                                          ============        ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ----------------------------
                                                                              1996             1995
                                                                          ------------     -----------
Cash flows from operating activities:
     Net income (loss)                                                    $ (1,178,299)    $  (740,055)
     Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                         9,106          21,622
     Changes in assets and liabilities, net:
           Restricted cash                                                                      (3,920)
           Other assets                                                         (6,508)         25,316
           Accounts payable and accrued liabilities                            (38,825)       (286,809)
           Refundable income taxes                                             (16,600)
                                                                          ------------     -----------
Net cash  provided by (used in) operating activities                        (1,231,126)       (983,846)
                                                                          ------------     -----------
Cash flows from investing activities:
     Investment in and advances to Mali property                              (600,000)
     Advances to Indonesian projects                                          (661,500)
     Purchases of furniture and equipment and construction in progress                          (6,660)
     Development of mineral properties                                                        (474,961)
                                                                          ------------     -----------
Net cash provided by (used in) investing activities                         (1,261,500)       (481,621)
                                                                          ------------     -----------
Net (decrease) in cash and cash equivalents                                 (2,492,626)     (1,465,467)

Cash and cash equivalents at  beginning of period                           24,295,805       1,794,638
                                                                          ------------     -----------
Cash and cash equivalents at end of period                                $ 21,803,179     $   329,171
                                                                          ============     ===========
Cash paid during the period for:
       Interest                                                           $          0     $    12,617
                                                                          ============     ===========

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                       Common
                                        Stock            Additional
                               ---------------------      Paid-In        Retained
                                 Shares       Amount      Capital        Earnings         Total

Balance, June 30,1996          25,512,938    $51,026    $25,587,549    $ 4,336,327     $29,974,902

Net Income (loss)                                                       (1,178,299)     (1,178,299)
                               ----------    -------    -----------    -----------     -----------
Balance, September 30, 1996    25,512,938    $51,026    $25,587,549    $ 3,158,028     $28,796,603
                               ==========    =======    ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations, and the cash flows of the Company and its consolidated subsidiaries for the interim period. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

AZCO Mining Inc. (Delaware) (the "Company") was formed on July 13, 1988 to acquire base metal and precious metal properties and either develop or sell them. The Company will consider properties of merit in almost any geographical location.

NOTE 2. MALI PROJECT (NORTHWESTERN AFRICA)

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

On May 17, 1996, under terms of the above agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle River, Lion Mining, and WAG, has guaranteed $1,000,000 of development by May 15, 1997 to keep the properties in good standing.

During the quarter ended September 30, 1996 the Company provided the Mali Project $210,200 for operating costs. The operating costs are included in exploration costs in the accompanying statement of operations. In addition, as of September 30, 1996, the Company had advanced to the project $600,000 for land acquisition.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)



NOTE 3. INDONESIAN PROJECTS

During the quarter ended September 30, 1996 the Company deposited $661,500 with the Indonesian Ministry of Mines as Security for the Contract of work on two mineral concessions.



NOTE 4. REFUNDABLE INCOME TAXES

The Company's federal taxable loss for the three months ended September 30, 1996 can be carried back to recover federal income taxes paid for the year ended June 30, 1996. Accordingly, the statement of operations for the three months ended September 30, 1996 includes an income tax credit of $16,600. The effective rate for the federal income tax credit differed from the statutory rate because foreign losses can not be carried back to recover taxes.

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


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

The net loss for the three month period ended September 30, 1996 was $1,178,299 compared to a net loss of $740,055 for the same period ended September 30, 1995. The increase in the current period net loss is the result of an increase in exploration expense of $1,063,627 offset by decreased legal and interest expense as well as an increase in interest income of $338,222.

Legal and accounting expense was $61,805 for the quarter ended September 30, 1996 as compared to $317,749 for the quarter ended September 30, 1995. The decrease is due to legal expense, incurred as a result of the consent solicitation initiated by Muzinich & Co., in the quarter ended September 30, 1995.

Exploration expense was $1,078,636 for the quarter ended September 30, 1996 compared to $15,009 for the same period ended September 30, 1995. The increase in exploration expense for the current quarter is the result of $351,570 expended to fund the Company's 30% share of the Piedras Verdes project. In addition the company expended $714,496 on various African and Indonesian exploration targets.


                           AZCO MINING INC. (DELAWARE)



FINANCIAL CONDITION

As of September 30, 1996 the Company had cash and cash equivalents of $21,803,179 and short term investments of $1,400,687.

The Company believes that for the current fiscal year end June 30, 1997 all capital requirements will be funded with present cash and cash equivalents.








                             PART II. OTHER INFORMATION



ITEM 1:     LEGAL PROCEEDINGS

      NO REPORTED EVENTS THIS PERIOD.


ITEMS 2-5:  Not Applicable

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits:
           1. Statement regarding computation of per share earnings.

    (b)     Reports on Form 8-K
                     None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                AZCO MINING, INC.



DATE: NOVEMBER 13, 1996       BY:   DAVID C BELING
                                 ----------------------------------
                              DAVID C. BELING
                              PRESIDENT


DATE: NOVEMBER 13, 1996       BY:   RYAN A. MODESTO
                                 ----------------------------------
                              RYAN A. MODESTO
                              PRINCIPAL ACCOUNTING OFFICER