Form 10-Q
period 1996-12-31
AZCO MINING INC
filed 1997-02-14
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                                YES X     NO
                                   ____     ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,512,938 shares of the Company's Common Stock were outstanding as of February 10, 1997.

                           AZCO MINING INC. (DELAWARE)



                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----

        Consolidated Balance Sheets ......................            3

        Consolidated Statements of Operations ............            4

        Consolidated Statements of Cash Flows ............            5

        Consolidated Statement of Stockholders' Equity ...            6

        Notes to Interim Consolidated
          Financial Statements ...........................            7 & 8

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                ASSETS                                   DECEMBER 31,              JUNE 30,
                                                                             1996                    1996

Current assets:
     Cash and cash equivalents                                           $ 20,170,828           $ 24,295,805
     Short-term investments                                                   701,092              1,400,687
     Refundable income taxes                                                   45,500
     Prepaids and other                                                       345,716                 43,861
                                                                         ------------           ------------
          Total current assets                                             21,263,136             25,740,353
                                                                         ------------           ------------

Property and equipment:
  Furniture and equipment                                                     192,430                188,080
  Less accumulated depreciation                                              (145,301)              (127,450)
                                                                         ------------           ------------
                                                                               47,129                 60,630
Investment in and advances to Mali project                                  1,750,000
Advances to Indonesian projects                                             1,083,055
Restricted cash                                                                51,610                 51,610
Deposit                                                                     4,000,000              4,000,000
Other assets                                                                    7,725                180,525
                                                                         ------------           ------------
                                                                         $ 28,202,655           $ 30,033,118
                                                                         ------------           ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                $     55,392           $     58,217
                                                                         ------------           ------------
     Total current liabilities                                                 55,392                 58,217
                                                                         ------------           ------------

       Total liabilities                                                       55,392                 58,217
                                                                         ------------           ------------

Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  25,512,938 shares issued and outstanding as of
  December 31, 1996 and June 30,1996                                           51,026                 51,026
  Additional paid-in capital                                               25,587,549             25,587,549
  Retained earnings                                                         2,508,688              4,336,326
                                                                         ------------           ------------
                                                                           28,147,263             29,974,901
                                                                         ------------           ------------

        Total liabilities and stockholders' equity                       $ 28,202,655           $ 30,033,118
                                                                         ============           ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  DECEMBER 31,                      DECEMBER 31,
                                                        -----------------------------     -----------------------------

                                                            1996              1995            1996              1995
INCOME:
    Interest income                                     $    359,892      $     2,501     $    721,901      $    26,288
    Gain on sale of assets                                                 26,473,086                        26,473,086
    Other income                                                                                25,000
                                                        ------------      -----------     ------------      -----------

                                                             359,892       26,475,587          746,901       26,499,374
                                                        ------------      -----------     ------------      -----------

EXPENSES:
     Salaries                                                172,724          256,209          361,108          397,243
     General and administrative                              282,016          161,672          452,962          336,818
     Exploration                                             555,259           38,822        1,633,895           53,831
     Accounting and legal                                     68,182          108,202          129,987          425,951
     Amortization and depreciation                             8,746           14,637           17,852           36,259
     Interest expense, net of amount capitalized                               82,253                           171,173
     Financing and acquisitions                               40,000            5,000          113,031            9,362
     Miscellaneous                                                              2,360                             2,360
                                                        ------------      -----------     ------------      -----------

                                                           1,126,927          669,155        2,708,835        1,432,997
                                                        ------------      -----------     ------------      -----------

INCOME BEFORE INCOME TAXES                                  (767,035)      25,806,432       (1,961,934)      25,066,377

     Income Taxes                                           (117,696)       5,550,000         (134,296)       5,550,000
                                                        ------------      -----------     ------------      -----------

NET INCOME (LOSS)                                       $   (649,339)     $20,256,432     $ (1,827,638)     $19,516,377
                                                        ============      ===========     ============      ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    NET INCOME (LOSS)                                   $      (0.03)     $      0.79     $      (0.07)     $      0.76
                                                        ============      ===========     ============      ===========

WEIGHTED AVERAGE COMMON SHARES APPLICABLE TO
    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE       25,810,480       25,560,820       25,809,420       25,551,177
                                                        ============      ===========     ============      ===========


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                           -------------------------------

                                                                                1996              1995
Cash flows from operating activities:
     Net income (loss)                                                     $ (1,827,638)     $ 19,516,377
     Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                         17,851            23,817
           Gain on sale of assets                                                             (26,473,086)
     Changes in assets and liabilities, net:
           Restricted cash                                                                         (3,920)
           Other assets                                                        (129,055)           14,713
           Deposit                                                                             (1,500,000)
           Accounts payable and accrued liabilities                              (2,825)         (497,444)
           Deferred liability                                                                    (450,000)
           Income tax liability/(refund)                                        (45,500)        4,900,000
                                                                           ------------      ------------
Net cash  provided by (used in) operating activities                         (1,987,167)       (4,469,543)
                                                                           ------------      ------------

Cash flows from investing activities:
     Investment in and advances to Mali property                             (1,750,000)
     Advances to Indonesian projects                                         (1,083,055)
     Purchases of furniture and equipment                                        (4,350)          867,075
     Development of mineral properties                                                         12,048,096
     Acquisition of mineral properties                                                            525,000
     Mineral properties sold                                                                  (12,770,209)
     Net proceeds from sale of assets                                                          39,243,295
     Investment in Cobre del Mayo                                                              (1,145,547)
     Proceeds from maturity of investment securities                            699,595
                                                                           ------------      ------------
Net cash provided by (used in) investing activities                          (2,137,810)       38,767,710
                                                                           ------------      ------------

Cash flows from financing and offering activities:
     Proceeds from sale of common stock                                                           650,000
     Payments of debt                                                                          (2,540,715)
                                                                           ------------      ------------
                                                                                               (1,890,715)
                                                                           ------------      ------------

Net (decrease) in cash and cash equivalents                                  (4,124,977)       32,407,452

Cash and cash equivalents at  beginning of period                            24,295,805         1,794,638
                                                                           ------------      ------------

Cash and cash equivalents at end of period                                 $ 20,170,828      $ 34,202,090
                                                                           ============      ============

Cash paid during the period for:
       Interest                                                            $          0      $    230,453
                                                                           ============      ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)



                                          Common
                                           Stock                  Additional
                                --------------------------         Paid-In       Retained
                                  Shares           Amount          Capital       Earnings         Total

Balance, June 30,1996           25,512,938      $    51,026      $25,587,549    $ 4,336,326     $29,974,901




Net Income (loss)                                                                (1,827,638)     (1,827,638)
                               -----------      -----------      -----------    -----------     -----------


Balance, December 31, 1996      25,512,938      $    51,026      $25,587,549    $ 2,508,688     $28,147,263
                               ===========      ===========      ===========    ===========     ===========



The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company and its consolidated subsidiaries for the interim period. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

AZCO Mining Inc. (Delaware) (the "Company") was formed on July 13, 1988 to acquire base metal and precious metal properties for exploration and development. The Company will consider properties of merit in almost any geographical location.

NOTE 2. NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121"), which defines accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe that this Statement will have a material impact on the Company's financial condition or results of operations.

In October 1995, the Financial Accounting Standards Board also issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which defines a fair value-based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principals Board Opinion No. 25 ("APB 25"), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by FAS 123 had been applied. The Company anticipates electing to continue to measure compensation expense related to employee stock purchase options using APB 25, and will provide pro forma disclosures as required.

NOTE 3. MALI PROJECT (NORTHWESTERN AFRICA)

On May 9, 1996 AZCO entered into a Memorandum of Agreement (the
"Agreement") with West African Gold and Exploration, Ltd. ("WAG"),

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

a British Virgin Islands company, Eagle River International Limited ("Eagle River"), a Vanuatu corporation, and Lion Mining Finance Limited ("Lion Mining"), a United Kingdom corporation. Eagle River has purchased properties in Mali, Africa from Guefest, a Russian mining consortium (the "Mali Project"). Under terms of the Agreement, the properties are to be transferred to a new Malian corporation. It is anticipated that shares in this corporation will be transferred to a listed company. Upon fulfillment of conditions precedent to Azco's participation, Azco has committed to purchase 4,800,000 shares of the listed company at a price of ($0.25) (U.S.) per share and receive 1,000,000 shares of the listed company in consideration for 125,000 common shares of Azco to be issued to Eagle River.

On May 17, 1996, under terms of the above Agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle River, Lion Mining, and WAG, has guaranteed $1,000,000 of development by May 15, 1997 to keep the properties in good standing.

During the quarter ended December 31, 1996 the Company provided the Mali Project $97,677 for operating costs for a total of $307,877 for the current fiscal year. The operating costs are included in exploration costs in the accompanying statement of operations. In addition, as of December 31, 1996, the Company had advanced to the Mali Project $600,000 for land acquisition costs and $1,150,000 for exploration equipment.

NOTE 4. INDONESIAN PROJECTS

During the quarter ended December 31, 1996 the Company deposited $421,555 with the Indonesian Ministry of Mines as security for a Contract of Work on two additional mineral concessions. Azco has a total of $1,083,055 deposited with the Indonesian Ministry of Mines for the purpose of security for Contracts of Work on mineral concessions covering 204,973 hectares.

NOTE 5. REFUNDABLE INCOME TAXES

The Company's federal taxable loss for the six months ended December 31, 1996 can be carried back to recover federal income taxes paid for the year ended June 30, 1996. Accordingly, the statement of operations for the six months ended December 31, 1996 includes an income tax credit of $45,500. The effective rate for the federal income tax credit differed from the statutory rate because foreign losses can not be carried back to recover taxes.

                           AZCO MINING INC. (DELAWARE)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company was formed on July 13, 1988. On December 21, 1995 the Company announced that it had completed the sale of its Sanchez Project and a 70% interest in its Mexican project, the Piedras Verdes, to Phelps Dodge Corporation ("Phelps Dodge") for a gross purchase price of $40 million (US).

The Company is currently evaluating a number of potential acquisitions in the mining industry via merger, joint venture or purchase.


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIx MONTHS ENDED DECEMBER 31,
1995.

The net loss for the six month period ended December 31, 1996 was $1,827,638 compared to a net gain of $19,516,377 for the same period ended December 31, 1995. The large variance in the current period net loss and the gain of the same period last year was the result of the sale of assets to Phelps Dodge.

Legal and accounting expense was $129,987 for the sixth month period ended December 31, 1996 as compared to $425,951 for the same period ended December 31, 1995. The decrease is due to legal expense, incurred as a result of the consent solicitation initiated by Muzinich & Co., in the six month period ended December 31, 1995.

General and administrative expense was $452,962 for the six month period ended December 31, 1996 as compared to $336,818 for the same period ended December 31, 1995. This increase was the result of increased activity by the Company in the areas of investor relations and travel during the six month period.

Exploration expense was $1,633,895 for the six month period ended December 31, 1996 compared to $53,831 for the same period ended December 30, 1995. The increase in exploration expense for 1996 was the result of $553,920 expended to fund the Company's 30% share of the Piedras Verdes project. In addition the Company expended $1,079,975 on various African and Indonesian exploration targets.

                           AZCO MINING INC. (DELAWARE)




THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995.

The net loss for the three month period ended December 31, 1996 was $649,339 compared to a net gain of $20,256,432 for the same period ended December 31, 1995. The large variance in the current period net loss and the gain of the same period last year was the result of the sale of assets to Phelps Dodge.

Salaries expense was $172,724 for the quarter ended December 31, 1996 compared to $256,209 for the quarter ended December 31, 1995. The decrease was due to severance payments incurred in the quarter ended December 31, 1995.

General and administrative expense was $282,016 for the quarter ended December 31, 1996 compared to $161,672 for the quarter ended December 31, 1995. The increase was the result of increased activity by the Company in the area of investor relations and travel during the quarter ended December 31, 1996.

Exploration expense was $555,259 for the quarter ended December 31, 1996 compared to $38,822 for the same period ended December 30, 1995. The increase in exploration expense for the current quarter was the result of $202,350 expended to fund the Company's 30% share of the Piedras Verdes project. In addition the Company expended $352,909 on various African and Indonesian exploration targets.




FINANCIAL CONDITION

As of December 31, 1996 the Company had cash and cash equivalents of $20,170,828 and short term investments of $701,092.

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


                                AZCO MINING, INC.



DATE: FEBRUARY 13, 1996                 BY:   DAVID C BELING
     __________________________            __________________________________
                                        DAVID C. BELING
                                        PRESIDENT


DATE: FEBRUARY 13, 1996                 BY:   RYAN A. MODESTO
     __________________________            __________________________________
                                        RYAN A. MODESTO
                                        PRINCIPAL ACCOUNTING OFFICER