Form 10-Q
period 1997-03-31
AZCO MINING INC
filed 1997-05-19
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,562,938 shares of the Company's Common Stock were outstanding as of May 13, 1997.

                           AZCO MINING INC. (DELAWARE)


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Consolidated Balance Sheets                                              3

Consolidated Statements of Operations                                    4

Consolidated Statements of Cash Flows                                    5

Consolidated Statement of Stockholders' Equity                           6

Notes to Interim Consolidated
  Financial Statements                                                   7 & 8

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       MARCH 31,            JUNE 30,
                                                                          1997                1996
                                  ASSETS
Current assets:
     Cash and cash equivalents                                        $ 17,901,298        $ 24,295,805
     Short-term investments                                                701,092           1,400,687
     Refundable income taxes                                               234,775
     Prepaids and other                                                    113,929              43,861
                                                                      ------------        ------------
          Total current assets                                          18,951,094          25,740,353
                                                                      ------------        ------------

Property and equipment:
  Furniture and equipment                                                  194,428             188,080
  Less accumulated depreciation                                           (153,688)           (127,450)
                                                                      ------------        ------------
                                                                            40,740              60,630
Refundable deposits on Indonesian Projects                               1,116,983
Restricted cash                                                             51,610              51,610
Deposit                                                                  4,000,000           4,000,000
Other assets                                                                 7,725             180,525
                                                                      ------------        ------------
                                                                      $ 24,168,152        $ 30,033,118
                                                                      ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                             $     59,392        $     58,217
                                                                      ------------        ------------
     Total current liabilities                                              59,392              58,217
                                                                      ------------        ------------

       Total liabilities                                                    59,392              58,217
                                                                      ------------        ------------

Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  25,562,938 and 25,512,938 shares issued and outstanding as
  of March 31, 1997 and June 30, 1996 respectively                          51,126              51,026
  Additional paid-in capital                                            25,624,448          25,587,549
  Retained earnings                                                     (1,566,814)          4,336,326
                                                                      ------------        ------------
                                                                        24,108,760          29,974,901
                                                                      ------------        ------------

        Total liabilities and stockholders' equity                    $ 24,168,152        $ 30,033,118
                                                                      ============        ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     MARCH 31,                               MARCH 31,
                                                          --------------------------------        ------------------------------
                                                              1997                1996                1997               1996
INCOME:
    Interest income                                       $    301,512        $    362,308        $  1,023,413        $   388,596
    Gain on sale of assets                                                                                             26,473,086
    Other income                                                    --                  --              25,000
                                                          ------------        ------------        ------------        -----------

                                                               301,512             362,308           1,048,413         26,861,682
                                                          ------------        ------------        ------------        -----------

EXPENSES:
     Salaries                                                  377,016             188,067             738,124            585,310
     General and administrative                                271,346             189,057             724,308            525,875
     Exploration                                             3,813,595             130,123           5,447,490            183,954
     Accounting and legal                                      106,956             139,359             236,943            565,310
     Amortization and depreciation                               8,386              11,782              26,238             48,041
     Interest expense, net of amount capitalized                                                                          171,173
     Financing and acquisitions                                                     40,000             113,031             49,362
     Miscellaneous                                                                   2,101                                  4,461
                                                          ------------        ------------        ------------        -----------

                                                             4,577,299             700,489           7,286,134          2,133,486
                                                          ------------        ------------        ------------        -----------

INCOME BEFORE INCOME TAXES                                  (4,275,787)           (338,181)         (6,237,721)        24,728,196

     Income (loss) taxes                                      (200,284)            165,000            (334,580)         5,715,000
                                                          ------------        ------------        ------------        -----------

NET INCOME (LOSS)                                         $ (4,075,503)       $   (503,181)       $ (5,903,141)       $19,013,196
                                                          ============        ============        ============        ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    NET INCOME (LOSS)                                     $      (0.16)       $      (0.02)       $      (0.23)       $      0.74
                                                          ============        ============        ============        ===========

WEIGHTED AVERAGE COMMON SHARES APPLICABLE TO
    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE         25,918,443          25,540,490          25,819,152         25,581,936
                                                          ============        ============        ============        ===========


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ---------------------------------
                                                                                  1997                1996
Cash flows for operating activities:
     Net income (loss)                                                        $ (5,903,141)       $ 19,013,196
     Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operations:
           Depreciation and amortization                                            26,238              48,041
           Tax benefit of stock options                                                                650,000
           Loss on sale of furniture and equipment                                                       4,461
           Gain on sale of assets                                                                  (26,473,086)
     Changes in assets and liabilities, net:
           Restricted cash                                                                             281,477
           Other assets                                                            102,732             (17,980)
           Accounts payable and accrued liabilities                                  1,175            (548,232)
           Deferred liability                                                                         (450,000)
           Deposit                                                                                  (4,000,000)
           Income tax refund                                                      (217,775)
     Proceeds from sale of mineral properties                                                       39,173,295
                                                                              ------------        ------------

Net cash  provided (used in) operating activities                               (5,990,771)         27,681,172

Cash flow from investing activities:
     Advances to Indonesian projects                                            (1,116,983)
     Maturity (purchases) of short term investments                                699,595            (285,397)
     Purchases of furniture and  equipment and construction in progress             (6,348)             (6,245)
     Proceeds from sale of furniture and equipment                                                      28,882
     Development of mineral properties                                                                (416,577)
                                                                              ------------        ------------

Net cash provided by (used in) investing activities                               (423,736)           (679,337)

Cash flow from financing and offering activities:
     Proceeds from exercised stock options                                          20,000
     Proceeds from issuance of debt                                                                    500,000
     Payments of debt                                                                               (3,040,715)
                                                                              ------------        ------------

Net cash provided by (used in) financing and offering activities                    20,000          (2,540,715)

Net increase (decrease) in cash and cash equivalents                            (6,394,507)         24,461,120

Cash and cash equivalents,  beginning of period                                 24,295,805           1,794,638
                                                                              ------------        ------------

Cash and cash equivalents, end of period                                      $ 17,901,298        $ 26,255,758
                                                                              ============        ============

Cash paid during the period for:
       Income taxes                                                           $                   $  5,065,000
       Interest                                                               $                   $    230,453
                                                                              ============        ============

Non cash investing and financing activities:
       Tax benefit from stock options                                         $     17,000        $
                                                                              ============        ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                          Common
                                                           Stock                     Additional
                                               ------------------------------         Paid-In           Retained
                                                  Shares           Amount             Capital          Earnings           Total
Balance, June 30,1996                           25,512,938       $    51,026        $25,587,548       $ 4,336,327      $29,974,901


Stock options exercised                             50,000               100             19,900            20,000
Tax benefit from stock options exercised                                                 17,000                             17,000

Net Income (loss)                                                                                      (5,903,141)      (5,903,141)
                                               -----------       -----------        -----------       -----------      -----------


Balance, March 31, 1997                         25,562,938       $    51,126        $25,624,448       $(1,566,814)     $24,108,760
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

NOTE 2. NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share ("FAS 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. FAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principals Board Opinion No. 15 Earnings Per Share ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to adopt FAS 128 with its December 31, 1997 quarterly financial statements and restate all prior period EPS information. The Company will continue to account for EPS under APB 15 until that time. The application of SFAS 128 had no material effect on the amounts reported in the financial statements for the three and nine month periods ended March 31, 1997 and 1996.

In October 1995, the Financial Accounting Standards Board also issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which defines a fair value-based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principals Board Opinion No. 25 ("APB 25"), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by FAS 123 had been applied. The

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)



Company anticipates electing to continue to measure compensation expense related to employee stock purchase options using APB 25, and will provide pro forma disclosures as required.

NOTE 3. MALI PROJECT (NORTHWESTERN AFRICA)

On May 9, 1996 AZCO entered into a Memorandum of Agreement (the "Agreement") with West African Gold and Exploration Ltd. ("WAG"), a British Virgin Islands company is 50% owned by, Eagle River International Limited ("Eagle River"), a Vanuatu corporation, and Lion Mining Finance Limited ("Lion Mining"), a United Kingdom corporation ("WAG Mali"). Eagle River has purchased properties in Mali, Africa, from Guefest, a Russian mining consortium (the "Mali Project"). Under terms of the Agreement, the properties are to be transferred to a new Malian corporation. It is anticipated that shares in this corporation will be transferred to a new shell company("SANOU"). Upon fulfillment of conditions precedent to Azco's participation, Azco has committed to purchase 4,800,000 shares of SANOU at a price of $0.25 per share and receive 1,000,000 shares of the listed company in consideration for 125,000 common shares of Azco to be issued to Eagle River.

On May 17, 1996, under the terms of the above Agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle River, Lion Mining and WAG, has guaranteed the expenditure of $1,000,000 on development by May 15, 1997 in order to keep the properties in good standing.

During the quarter ended March 31, 1997 the Company provided the Mali Project $3,094,802 for operating costs for a total of $3,402,680 for the current fiscal year. The operating costs are included in exploration costs in the accompanying statement of operations.

NOTE 4. INDONESIAN PROJECTS

During the quarter ended March 31, 1997, the Company deposited $41,068 with the Indonesian Ministry of Mines as security for a Contract of Work on an additional mineral concession. Azco has a total of $1,116,983 deposited with the Indonesian Ministry of Mines for the purpose of security for Contracts of Work on mineral concessions covering 209,778 hectares. These deposits will be refunded in full by the Indonesian Ministry of Mines.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

    NOTE 5. REFUNDABLE INCOME TAXES

    The Company's federal taxable loss for the nine months ended March 31, 1997 can be carried back to recover federal income taxes paid for the year ended June 30, 1996. The effective rate for the federal income tax credit differed from the statutory rate because foreign losses can not be carried back to recover taxes.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company was formed on July 13, 1988. On December 21, 1995 the Company announced that it had completed the sale of its Sanchez Project and a 70% interest in its Mexican project, the Piedras Verdes, to Phelps Dodge Corporation ("Phelps Dodge") for a gross purchase price of $40 million.

The Company is currently evaluating a number of potential acquisitions in the mining industry via merger, joint venture or purchase.


NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996.

The net loss for the nine month period ended March 31, 1997 was $5,903,141 compared to a net gain of $19,013,196 for the same period ended March 31, 1996. The large variance in the current period net loss and the gain of the same period last year was the result of the sale of assets to Phelps Dodge.

Salary expense was $738,124 for the nine month period ended March 31, 1997 as compared to $585,310 for the same period ended March 31, 1996. The increase is due to a $175,000 severance payment rendered in January 1997 to David C. Beling, the Company's outgoing president, upon the acceptance of Mr. Beling's resignation by the Company's Board of Directors.

                           AZCO MINING INC. (DELAWARE)


Legal and accounting expense was $236,943 for the nine month period ended March 31, 1997 as compared to $565,310 for the same period ended March 31, 1996. The decrease is due to legal expense incurred as a result of the consent solicitation initiated by Muzinich & Co. in the nine month period ended March 31, 1996.

General and administrative expense was $724,308 for the nine month period ended March 31, 1997 as compared to $525,875 for the same period ended March 31, 1996. This increase was the result of increased activity by the Company in the areas of investor relations and travel.

Exploration expense was $5,447,490 for the nine month period ended December 31, 1996 compared to $183,954 for the same period ended March 31, 1996. The increase in exploration expense for fiscal 1997 was the result of $763,740 expended to fund the Company's 30% share of the Piedras Verdes project. In addition the Company expended $4,683,750 on various African and Indonesian exploration targets.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

The net loss for the three month period ended March 31, 1997 was $4,075,503 compared to a net loss of $503,181 for the same period ended March 31, 1996. The increase in the current period's loss was the result of the Company's expanded exploration programs in Mali and Indonesia.

Salaries expense was $377,016 for the quarter ended March 31, 1997 compared to $188,067 for the quarter ended March 31, 1996. The increase is due to a $175,000 severance payment rendered in January 1997 to David C. Beling, the Company's outgoing president, upon the acceptance of Mr. Beling's resignation by the Company's Board of Directors.

General and administrative expense was $271,346 for the quarter ended March 31, 1997 compared to $189,057 for the quarter ended March 31, 1996. The increase was the result of increased activity by the Company in the areas of investor relations and travel.

Exploration expense was $3,813,595 for the quarter ended March 31, 1997 compared to $130,123 for the same period ended March 31, 1996. The increase in exploration expense for the current quarter was the result of $209,820 expended to fund the Company's 30% share of the Piedras Verdes project. In addition, the Company expended $3,603,775 on various African and Indonesian exploration targets. Exploration costs of $1,750,000 were expensed during the current quarter, which had been capitalized during the first six months of the fiscal period.

                           AZCO MINING INC. (DELAWARE)


FINANCIAL CONDITION

As of March 31, 1997 the Company had cash and cash equivalents of $17,901,298 and short term investments of $701,092.

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

DATE: MAY 15, 1997            BY:   ALAN P. LINDSAY
     --------------------        ------------------
                              ALAN P. LINDSAY
                              CHIEF EXECUTIVE OFFICER


DATE: MAY 15, 1997            BY:   RYAN A. MODESTO
     --------------------        ------------------
                              RYAN A. MODESTO
                              PRINCIPAL ACCOUNTING OFFICER

AZCO MINING INC.  (DELAWARE)                                          Exhibit 1
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)


                                                                         THREE                                  NINE
                                                                MONTHS ENDED MARCH 31,                   MONTHS ENDED MARCH 31,
                                                            --------------------------------        --------------------------------
                                                                1997                1996                1997               1996
                                                            ------------        ------------        ------------        -----------
Net income (loss) applicable to computation                 $ (4,075,503)       $   (503,181)       $ (5,903,141)       $19,013,196

Weighted average common shares assuming
       no dilution                                            25,519,605          25,512,938          25,515,106         25,512,938
                                                            ------------        ------------        ------------        -----------

Stock  options and warrants that had a dilutive
       effect on net income (based on relationship
       of market value to exercise price), assumed
       to have been exercised on the first day of
       each period (or date of grant, if later), less
       the number of shares which could have
       been purchased from the proceeds of such
       assumed exercise; number of shares using
       the weighted average market price for the
       assumed purchase of shares described above                398,838              27,552             304,046             68,998
                                                            ------------        ------------        ------------        -----------

Weighted average common shares applicable to
       earnings per common and common equivalent
       share                                                  25,918,443          25,540,490          25,819,152         25,581,936
                                                            ============        ============        ============        ===========

Earnings per common and common equivalent
       share
          Net income (loss)                                 $      (0.16)       $      (0.02)       $      (0.23)       $      0.74
                                                            ============        ============        ============        ===========