Form 10-K
period 1997-06-30
AZCO MINING INC
filed 1997-09-30
CIK 851726

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

Commission file number: 0-20430

                                AZCO MINING INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      84-1094315
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

1250 - 999 West Hastings Street, Vancouver, BC           V6C 2W2
----------------------------------------------          ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (604) 682-7286
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act

Title of each class               Name of each exchange on which
                                  registered

Common Stock, $.002 par value     The Toronto Stock Exchange
-----------------------------     --------------------------
Common Stock, $.002 par value     The American Stock Exchange
-----------------------------     ---------------------------

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

The number of shares of the Company's Common Stock outstanding as of September 25, 1997 is 25,620,925.

Aggregate Market Value of Stock held by Non-Affiliates as of September 25, 1997: $ 29,362,171(U.S.)

Documents incorporated by reference: None.

                                     PART I

         Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission.

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

         Prior to the sale of the majority of its copper assets the Company was dedicated to development and production of low-cost copper utilizing solvent extraction-electrowinning or the SX-EW process. AZCO's principal mineral property was the Sanchez porphyry copper project ("Sanchez" or "Sanchez Project") located about 10 miles northeast of the City of Safford in southeastern Arizona, U.S.A. The Company also had interests in two other porphyry copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico.

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

         On July 31, 1992, AZCO merged with AZCO Mining Inc., a Wyoming corporation ("AZCO (Wyoming)"), with AZCO being the survivor of the merger (the "Merger"). At the time of the completion of the Merger AZCO (Wyoming) had 3,946,550 shares issued and outstanding and the Company had 12,633,822 common shares issued and outstanding. One common share of the Company was issued in exchange for each share of AZCO (Wyoming) in connection with the Merger. AZCO (Wyoming) was formerly a British Columbia corporation which was incorporated under the laws of the Province of British Columbia on August 20, 1981 under the name 241145 B.C. Ltd. 241145 B.C. Ltd. changed its name to Canarex Resources Inc. on June 22, 1983, to International Baron Resources Ltd. on January 25, 1988 and finally to AZCO Mining Inc. on February 20, 1992. AZCO (Wyoming) was continued under the laws of Wyoming effective May 13, 1992 prior to merging with AZCO.


SIGNIFICANT DEVELOPMENTS IN FISCAL 1997

         On September 9, 1996 the Company announced that it had received confirmation from the Ministry of Mines of Indonesia that it had been accepted to apply for a contract of work (the "Contract of Work") in the name of AZCO over ground in Irian Jaya.

         The Contract of Work was acquired for AZCO under agreement with Indotan Inc. ("Indotan"), whereby AZCO paid $416,750 as security for the Contract of Work and Indotan retained a 15% participating interest, but which interest was carried in the form of a non-interest-bearing, non-recourse loan until the completion of a favorable, bankable feasibility study.

         AZCO has since made the decision to relinquish its Contract of Work over the ground in Irian Jaya and has received a full refund of $416,750 covering the security deposit on that contract.

         On December 5, 1996 the Company announced that it had contracted to acquire a 90% interest in two additional gold properties, the Bengkulu and the Purwokerto, totaling 83,940 hectares in Indonesia. AZCO deposited a total of $426,840 as security for Contracts of Work on the two properties.

         AZCO has since decided to relinquish its contracts of work over both these properties. The Company has received a refund of $244,750 on the Bengkulu property and is anticipating a refund of $182,090 on the Purwokerto property.

         On December 10, 1996 AZCO received confirmation from the Indonesian government that its applications for mineral rights on two parcels of land in the Pongkor region, covering 37,683 hectares, had been granted. The Company has secured this position with the deposit of $188,415 in seriousness bonds with the Indonesian government.

         On September 17, 1996 the Company announced that it had contracted to acquire 51% of a new company ("Sanou Mining Corporation") which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. The Government of Mali has retained an option to acquire up to a 15% working interest after completion of a favorable feasibility study in connection with these concessions.

         An agreement between AZCO, West Africa Gold & Exploration Ltd., Eagle River International Limited ("Eagle") and Lion Mining Finance Limited provides for the establishment of a joint venture holding company, Chaplin Holdings Ltd., which has changed its name to Sanou Mining Corporation. Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called Western African Gold and Exploration Company S.A. ("Wag"), which owns these concessions. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to Wag in consideration of 3,500,000 shares and 4,000,000 warrants (exercisable at $1.00 per warrant) of Sanou Mining Corporation. As part of its contractual commitment, AZCO has made available an exploration guarantee of $1,000,000 to the government of Mali, has the right to purchase 4,800,000 shares of Sanou Mining Corporation at $0.25 per share and has the right to receive and additional 1,000,000 shares of Sanou Mining Corporation by paying to Eagle 125,000 common shares of AZCO. Additionally, AZCO has contracted to arrange for and itself provide (and has the right and obligation to purchase 50%) financing in an amount of $1,000,000 at $0.50 per Sanou Mining Corporation unit. At completion of the initial capitalization of Sanou Mining Corporation it is expected that AZCO will own approximately 51.33% of Sanou Mining Corporation and, in the event that it purchases 50% of the referenced $1,000,000 financing of Sanou Mining Corporation, it will own 55.28% of Sanou Mining Corporation. AZCO has an obligation to purchase 50% of future financings and a first right to purchase any unbought portion of such future financings.

         Effective August 9, 1996 Wag entered into a debenture agreement with AZCO thereby acknowledging itself indebted to and promising to pay AZCO, in consideration of financial advances and services then made, or thereafter made, the aggregate principal sum of U.S.$4,000,000. All advances AZCO has made to date under this agreement are also evidenced by promissory notes from Eagle River.

         On June 7, 1996 AZCO entered into a agreement to form a strategic alliance with Eagle River, with the intent of forming a joint venture company to mutually develop mineral properties identified by Eagle River. Eagle River's responsibility is to seek out and acquire mutually acceptable properties while AZCO is responsible for the funding of the joint venture entity. AZCO 's interest in the entity will be 75% while Eagle River shall have a 25% interest.

         In fiscal 1997 AZCO advanced $352,659 to Eagle River for the procurement of several mineral properties located in Africa, but no properties were acquired and the strategic alliance has not led to the formation of a joint venture company.

EXPLORATION AND DEVELOPMENT

     As the Company has no properties in production, during fiscal 1997 it has received no material revenues other than interest income. During fiscal 1997 the Company expensed $14,345 in exploration costs related to the Suaqui Verde project. Exploration expenses of $1,846,331 were also incurred as the Company funded its 30% share of the Piedras Verdes project.

         Exploration expense in Indonesia totaled $1,211,549 for the four properties AZCO was involved with during the fiscal year.

         During fiscal 1997 AZCO incurred $4,431,625 of exploration expense in Africa, and of that amount $4,052,316 was expended on the Mali project while $352,659 was advanced to Eagle River to fund the strategic alliance.

         The Company, during fiscal 1997, advanced Eagle River a total of $3,832,058 for the advancement of the Mali project and the procurement of properties to be the basis of a joint venture under the strategic alliance between AZCO and Eagle River. To date Eagle River has documented only $3,392,382 of expenditures on the project funds which have been advanced, and it is AZCO's contention that Eagle River currently owes the Company $439,676.


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

         In light of the nature of its business the Company could face significant exposure from potential claims involving environmental matters. These matters could involve alleged soil, air and water contamination, and personal injuries or property damage allegedly caused by toxic materials handled or used by the Company in connection with its mining activities. The Company's policy is to accrue environmental and cleanup costs when it is probable that a liability has been incurred and the amount of such liability is determinable. However, future environment-related expenditures cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup costs, estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of materials and waste, the unknown number of other potentially responsible parties involved, the extent to which such costs may be recoverable from insurance and changing environmental laws and interpretations. As a result, the Company believes its future environment-related expenditures potentially could become material at some point, but the amount of such expenditures are uncertain at this time.


ITEM 2. PROPERTIES


PIEDRAS VERDES PROJECT

         The Piedras Verdes property is leased by Cobre del Mayo, S.A. de C.V.("Cobra del Mayo"), a Mexican corporation that is owned 30% by AZCO and 70% by Minera Phelps Dodge Mexico S. de R.L. de C.V.("MPDM") a subsidiary of Phelps Dodge. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico. Activities at the Piedras Verdes property have consisted mainly of definition drilling, surface trenching, sampling and metallurgical testing. The main objective of the most recent program was to further define and expand in-place copper resources.

         Prior to the sale of a 70% interest in Cobre del Mayo to MPDM, the Company had drilled 242 reverse circulation holes totalling 26,815 meters. About 110 meters of core drilling was done to obtain geologic information and samples for metallurgical testing.

         Since the sale of the 70% interest in Cobre del Mayo to MPDM, 217 holes totaling 47,869 meters have been cored thru July 1997. In addition, the geologic mapping has been expanded, metallurgical testing has begun and a geological and ore deposit model is being prepared.

         The Piedras Verdes property contains no proven or probable reserves at this time. Based on 242 holes drilled by AZCO as described above, the Company estimated in March 1995 that the mineral resource at Piedras Verdes contains approximately 154 million tons of copper mineralization with an average grade of 0.41% copper.


SUAQUI VERDE PROJECT

         The Suaqui Verde copper property is leased by Cobre de Suaqui Verde, S.A. de C.V., a Mexican corporation that is owned 99.97% by AZCO. The project is located in southeastern Sonora State, Mexico, near the town of Suaqui Grande, which is about 350 km south of the U.S.- Mexico border and 160 km southeast of Hermosillo (population 600,000), the state capital.

         On June 20, 1996 Cobre de Suaqui Verde, S.A. de C.V. entered into an agreement (the "Agreement") with Minera Phelps Dodge Mexico, S. de R.L. de C.V.("MPDM"), a subsidiary of Phelps Dodge, for the exploration of its Suaqui Verde property.

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

         Through June 30, 1997 MPDM has drilled 6 core holes totaling 1600 meters and has conducted surface mapping, geochemical surveys and geophysical surveys.


MALI GOLD CONCESSIONS

         AZCO presently is the nominal 100% owner of Sanou Mining Corporation ("Sanou"), which is the owner of a Malian subsidiary called Western African Gold and Exploration Company, S.A. ("WAG") which is the registered owner of the Medinandi and Dandoko gold concessions in Mali. Pursuant to its contract with Eagle River International Limited and Lion Mining Finance, AZCO has an accountability under the agreement to issue 3,500,000 shares and 4,000,000 warrants of Sanou, subject to AZCO's satisfaction on curing of certain defaults. The Medinandi and Dandoko concessions (188.5 and 155.5 square kms. respectively) are located in the Kenieba Gold Mining district of western Mali.

         The exploration program on the Mali gold concessions in fiscal 1997 was designed to qualify former exploration results on the Medinandi property. This program has given the Company a good understanding of the geology and has identified two new zones that will be targeted in the next phase of exploration.

         Activities at the Mali gold concessions include core drilling, auger drilling, geochemical surveys, mapping, remote sensing and geological evaluations. Through June, 1997 a total of 21 core holes were completed
totaling 2246 meters.   There are no proven or probable reserves at the Mali
gold concessions at this time.

         The Company expensed $4,052,316 on the Mali gold concessions during fiscal 1997. Of this amount $3,832,058 was advanced to Eagle River for the following: $1,000,000 towards the purchase payments of the concessions; $2,166,421 to purchase exploration equipment, establish exploration camps and fund exploration activities through June 30, 1997; $225,960 to cover pre-exploration, incorporation and other administrative expenses. An amount of $439,677 advanced to Eagle River has yet to be accounted for by the Company's joint venture partner.

         In addition, the Company expended $220,258 directly on the project for administrative, project management and pre-exploration expense.

         Initial shipments of exploration equipment to Mali, including 2 drill rigs an exploration camp and related equipment, were commissioned in January 1997. Delineation drilling, geochemical surveying and geological evaluation continued through June. With the onset of the monsoon season exploration activity has been put on hold and preparations are being made for the next drill season anticipated to begin in October. This will test a number of newly identified target areas on both the Medinandi and Dandoko concessions.


PONGKOR PROPERTIES

         The South and West Pongkor properties adjoin the claim block containing the 3 million ounce Pongkor Gold Mine in the Bayah Dome area of Western Java in Indonesia. AZCO does not own any interest in the Pongkor Gold Mine. Mineralization is known on both claim blocks, neither of which has been explored by modern methods. In recent years accessibility has been greatly improved with road access running to the heart of each property. Both properties are highly prospective for low sulphidation epithermal mineralization, containing opportunities not only for small tonnage, high-grade mineralization but also for bulk-tonnage, open pit targets. There are no proven or probable reserves at the Pongkor properties at this time.

         AZCO is currently reviewing the available data on the property and will shortly commence presentations to a number of companies which have expressed an interest in joint-venturing the properties.

ITEM 3. LEGAL PROCEEDINGS

         On December 21, 1995 Sanchez Mining Inc. (the Company's wholly-owned subsidiary) received notice commencing arbitration (the "Arbitration") in respect of a claim by AIOC Corporation ("AIOC") claiming entitlement of a buyout of $2.4 million plus additional damages in an unspecified amount and such other relief as the tribunal may deem appropriate arising from an alleged breach by Sanchez Mining Inc. of the copper purchase agreement between Sanchez Mining Inc. and AIOC dated December 30, 1994 (the "Copper Purchase Agreement"). AIOC has claimed that the recent sale by Sanchez Mining Inc. and the Company of certain assets to Phelps Dodge has resulted in the alleged breach of the Copper Purchase Agreement. The Arbitration will be conducted in London, England, in accordance with the arbitration rules of the London Metal Exchange("LME").

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

         LME arbitrators have provided the Company with a timetable for dealing with the initial hearing. This hearing will deal with the claims made by AIOC for payment of $2.4 million plus interest and costs together with certain related matters. The potential remains for the balance of the claims made in arbitration to be pursued at a later date depending on the outcome of the initial hearing. Discovery of documents relating to the initial hearing is to be completed by September 30, 1997. Witness statements of all factual witnesses are to be exchanged on or before November 14, 1997. The hearing has been set for January 19, 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common shares are listed for trading on The Toronto Stock Exchange in Canada and The American Exchange in the U.S. under the stock symbol "AZC". The approximate number of registered shareholders of record for the Company, as of September 25, 1997, was 1,075.

         Shown below are high and low sale prices of the Common Stock of the Company on The Toronto Stock Exchange and The American Stock Exchange for the fiscal periods indicated.


QUARTER ENDED                    TORONTO EXCHANGE                  AMERICAN EXCHANGE
-------------                    ----------------                  ------------------
                                (Canadian Dollars)                 (U.S. Dollars)
                              --------------------                 --------------

                          High                     Low              High             Low
                          ----                     ---              ----             ---
   1995
---------
09/30/95                  $2.18                    $1.60            $1.56            $1.06
12/31/95                  $1.74                    $1.00            $1.31            $0.75

   1996
---------
03/31/96                  $2.00                    $1.23            $1.50            $0.81
06/30/96                  $2.84                    $1.69            $2.06            $1.19
09/30/96                  $2.35                    $1.75            $1.75            $1.25
12/31/96                  $2.45                    $1.90            $1.88            $1.31

   1997
---------
03/31/97                  $2.95                    $1.90            $2.25            $1.38
06/30/97                  $2.35                    $1.66            $1.75            $1.19


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

                                           For the Year Ended June 30

                          1997             1996             1995              1994              1993
                          ----             ----             ----              ----              ----
INCOME STATEMENT:

Revenues             $  1,368,753      $ 26,893,607     $    100,800      $     96,268      $     71,973

Net income             (8,155,700)       17,127,455       (4,698,537)       (3,508,702)       (1,965,626)
Per share            $       (.32)     $        .67     $       (.19)     $       (.17)     $       (.11)


Weighted Avg. #
of common shares       25,787,247        25,554,322       25,006,637        20,495,454        17,598,790
& common equiv

BALANCE SHEET:

Mineral Properties
                                                     12,573,096     10,971,142      7,527,995
Total Assets           22,345,247     30,033,118     15,791,656     15,792,370      8,845,921

Notes Payable                                         2,540,715        540,715        540,715


Total Liabilities         337,050         58,217      3,594,210      2,032,941      1,136,574
Total Stock-           22,008,197     29,974,901     12,197,446     13,759,429      7,709,347
holders' equity



ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         All material revenues received during fiscal 1997 and 1996 were a result of the proceeds of the sale of assets to Phelps Dodge. All funds raised prior to fiscal 1996 were used in the exploration and development of the Company's properties.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1997 COMPARED TO TWELVE MONTHS ENDED JUNE 30,
1996.

         AZCO had a net loss of $8,155,700 for 1997 compared to net income of $17,127,455 in 1996. This was the result of the gain on the sale of assets to Phelps Dodge of $26,076,026, recognized in the year ended June 30, 1996.

         Salaries expense was $1,107,910 during 1997 compared to $774,461 in 1996. The increase was due primarily to a severance payment of $193,846 and $149,996 of compensation expense to account for the fair value of stock options granted to non-employees during the year ended June 30, 1997.

         General and administrative expense was $1,037,253 during 1997 compared to $772,997 during 1996. This increase in 1997 was due to increases in general office and investor relations expenditures of $127,963 and $104,713, respectively.

         Exploration expense in 1997 was $7,575,005 as compared to $738,597 in 1996. The Company funded $1,846,330 for its 30% share of the costs related to the Piedras Verdes project. In addition, expenditures of $14,344 were incurred to sustain the Suaqui Verde project. AZCO expended $4,052,316 on the Mali project and an additional $352,659 on other various African projects in connection with the strategic alliance with Eagle River. A total of $1,211,549 was expended on the four Indonesian properties AZCO was involved with in 1997. In addition, the company had general exploration expense of $97,807 in 1997. The large increase in exploration activity in 1997 represents the Company's change in direction from a development stage mining company with the Sanchez project in 1996 to a pure exploration company in 1997.

         Accounting and legal expenses decreased from $578,928 in 1996 to $254,288 in 1997. The decrease in legal expense in 1997 is the result of the consent solicitation initiated by Muzinich & Co. in fiscal 1996.

         The Company did not incur interest expense in 1997 as all debt was retired with the proceeds of the Phelps Dodge sale in 1996.

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

         Exploration expense in 1996 was $738,597 as compared to no exploration expense in 1995. The Company funded $667,380 for its 30% share of the costs related to the Piedras Verdes project. In addition, expenditures of $71,217 were incurred to sustain the Suaqui Verde project.

         The 1996 writedown of $848,487 in mineral properties represents the Company's Investment in Cobre del Mayo. AZCO holds a 30% interest in Cobre del Mayo and, due to the uncertainties involved in the production decision on the Piedras Verdes project, the Company has written-off this investment. This writedown compares to the $503,797 of capitalized development costs that were expensed in 1995 when it was determined that the Suaqui Verde project was unlikely to be developed by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended June 30, 1997 the Company met its capital requirements through the proceeds of the sale of assets to Phelps Dodge in 1996.

         At June 30, 1997 and June 30, 1996 the Company had cash and cash equivalents of $17,080,260 and $24,295,805, respectively, and working capital of $17,303,831 and $25,682,136, respectively. Total liabilities increased from $58,217 on June 30, 1996 to $337,050 on June 30, 1997. The increase in current liabilities in 1997 is due to exploration expenses accrued at year end.


         The Company feels that its current cash position is strong enough to fund all capital requirements in fiscal 1998. In the event that a production decision is made in regards to the Piedras Verdes project it is the Company's intention to raise additional capital to fund its share of the construction costs. Funding of the ongoing exploration projects in Mali, Indonesia and Mexico (including approximately $4.4 million in potential exploration and pre-production royalties on the Piedras Verdes project over the next 11 years) is expected to come from the Company's treasury. In the event that is not possible, additional funding will be sought to fund the advance royalties on the Piedras Verdes project if the Company chooses to retain their interest in the property.

ADDRESSING THE YEAR 2000

         The Company has confirmed with its accounting software vendor that the subsequent version of its current product used by the Company will address the potential year 2000 problem. It is the intention of the Company to upgrade to the upcoming software version once it is available. It is anticipated that there will be no material impact on the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section at the end of this report on page F-1 of the Form 10-K


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The following table lists the names and positions of the executive officers and directors of the Company as of September 13, 1997. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the age, business experience, length of time served in each capacity and other matters relevant to each individual is set forth below the table.

       NAME                          POSITION HELD
---------------------------------------------------------------------------

Alan Peter Lindsay..................President, Chairman, Chief Executive
                                    Officer and Director

Anthony Richard Harvey..............Vice-Chairman of the Board,
                                    Executive Vice-President,
                                    Secretary and Director

Andrew Frederic de Paula Malim......Director of the Company

Paul Arthur Hodges..................Director of the Company

Dr. Ian McFarlane Gray..............Director of the Company

Ryan Andrew Modesto.................Corporate Controller and
                                    Principal Accounting Officer

Doug W. Ramshaw.....................Vice-President of Corporate Development

Dr. Nick Badham.....................Chief Geologist


         All the directors and officers of the Company have held their principal occupations as set out above, except as follows, during at least the last five years:

         Mr. Lindsay, aged 47, one of the Company's founders, has been responsible for arranging the financing, the corporate development and the building of the organization important to the success of the Company. Mr. Lindsay has an extensive background in business management and marketing. Mr. Lindsay has been involved in the mining business for the past nine years and since 1989 has been devoted to AZCO's business. From 1982 to 1989 Mr. Lindsay was the Manager of the Financial Services Division of the North American Life Assurance Company in Vancouver.

         Mr. Harvey, aged 63, one the Company's founders, has been associated with the Company since July 13, 1988. He has been a full-time employee since May 18, 1989, prior to which he spent 30 years with Wright Engineers Limited, where he gained extensive experience in the mining industry in various management positions, including mine construction and ore extraction, bulk handling and processing, project management and corporate marketing and development, in many countries including the U.S. As a senior project manager he was responsible for the overall management and direction of many mining projects worldwide, including the Copper Flat Project 15,000 ton per day copper/moly open pit mining and processing plant located in New Mexico, for Quintana Minerals Corporation, and a 3,000 tpd underground copper mine rehabilitation expansion located in Ireland, for Avoca Mines Limited.


         Mr. Malim, aged 54, became a director of the Company on July 16, 1991. Mr Malim has been associated with Lion Mining Group since 1981 and currently is the managing director of that company. Mr. Malim also has majority ownership of the Lion Mining Group. The Lion Mining Group has been associated with the Company since March 1989 and was responsible for rasing a significant portion of the Company's financing prior to the Company going public. Mr. Malim was one of the original members of the James Capel & Company mining team, and for ten years was a member of the International Stock Exchange, London.

         Mr. Hodges, aged 70, director, has a degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona. Mr. Hodges has over 40 years experience in the mining industry covering exploration, operations, project startup, management and financing and has worked for Anaconda, Asarco, RTZ and St. Joe. Mr. Hodges was the Chief Engineer worldwide for open pit mining for RTZ and was President of Anamax Mining Company at Twin Buttes. Most recently Mr. Hodges was President of Compania Minera El Indio. He was a director of Lac Minerals Limited, a publicly traded company acquired by American Barrick in late 1994. Mr. Hodges joined the Board as a voting member in August 1993.

         Dr. Gray, aged 61, director, became a director September 4, 1996. Most recently Dr. Gray has been involved in the assessment, acquisition and development of gold and copper properties in Indonesia, Peru and Brazil. For much of his career Dr. Gray held senior operations and management positions with INCO Ltd. and BP Minerals International Ltd. and has been involved in mineral exploration, project development, mine production, formation and general management of public companies in North America, Australia, Central Southern Africa, S.E. Asia and South America.

         Mr. Modesto, aged 42, Corporate Controller and Principal Accounting Officer since January 1, 1996, joined the Company in June 1994 as Controller of the Sanchez Project. Mr. Modesto earned a B.S. in Accounting from the University of Utah in 1977 and has 20 years of accounting and administrative experience in the mining industry. For the six years prior to joining the Company Mr. Modesto was the Controller for Corona Gold's Santa Fe project in Nevada.

         Mr. Ramshaw, aged 26, Vice-President of Corporate Development effective April 29, 1997 joined AZCO on February 1, 1997 as Manager- Corporate Development. Mr. Ramshaw, a Mining Geologist earned a B.S. from the Royal School of Mines, London, in 1993 and has a variety of experience in gold exploration and mining. Prior to joining AZCO, Mr. Ramshaw was a Mining Analyst at C.M. Oliver and Co. Ltd. from January 1996 through February 1997, Assistant Editor for the Mining Journal from February 1994 through 1995 and a Consulting Geologist from June 1993 through January 1994.

         Dr. Badham, aged 50, Chief Geologist joined AZCO on August 1, 1997. Prior to being associated with AZCO, Dr. Badham was Chief Geologist for RTZ Mining and

Exploration from 1989 through 1996 and Area Selection Geologist for B.P. Minerals from 1983 through 1989.

COMPLIANCE WITH SECTION 16(A)BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 1997, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Modesto had one late filing, reporting one transaction and Mr. Ramshaw failed to timely file his initial filing on Form 3.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended June 30, 1997, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:



                           Summary Compensation Table
                        (As at year ended June 30, 1996)

                                                           Annual Compensation                  Long Term
                                                           -------------------                  ---------
                                                                                               Compensation
                                                                                               ------------
                                                                                                Securities
                                                                                                Underlying
                                                                                                 Options/
                                                                             Other Annual          SARs
         Name and Principal                     Salary           Bonus      Compensation ($)      Granted
              Position            Year           ($)              ($)                               (#)
Alan P. Lindsay(1)                1997         110,000           5,500           6,000(3)               0
---------------------------------------------------------------------------------------------------------
President(6),Chairman             1996          99,482               0           6,000(3)         300,000
---------------------------------------------------------------------------------------------------------
of the Board and CEO              1995          92,400               0           2,500(3)               0

Anthony R. Harvey(2)          1997         110,000           5,500           6,000(3)               0
---------------------------------------------------------------------------------------------------------
 Vice-Chairman, Vice          1996          99,482               0           6,000(3)         300,000
---------------------------------------------------------------------------------------------------------
 President, Secretary         1995          92,400               0           2,500(3)               0
---------------------------------------------------------------------------------------------------------
David C. Beling               1997         145,833               0         193,846(4)               0
---------------------------------------------------------------------------------------------------------
 President and Chief          1996         142,178          65,000               0            155,000
---------------------------------------------------------------------------------------------------------
 Operating Officer            1995         135,000           7,000            6490(5)               0


(1) These amounts were actually paid to Alan Lindsay and Associates Ltd., a management company under the control of Mr. Lindsay pursuant to a management agreement dated May 1, 1989 with the Company.

(2) These amounts were actually paid to ARH Management Ltd., a management company under the control of Mr. Harvey pursuant to a management agreement dated May 1, 1989 with the Company.

(3) These amounts were paid as reimbursement of medical insurance premiums.

(4) Mr. Beling resigned as a director and officer of the Company effective as of April 30, 1997. Mr. Beling's resignation triggered the provision of his employment agreement where in the event of merger, consolidation, divestiture, takeover, sale or other similar circumstances which result in conditions or terms unacceptable to Mr. Beling within the first year after such event, Mr Beling would be paid 12 months base salary plus any prorated bonuses and vacation accrued to the time of termination. This amount includes $175,000 representing 12 months of base pay and $18,846 of accrued vacation.

(5)      This amount was paid as a premium on a life insurance policy.

(6) Mr. Lindsay was appointed President of the Company upon the resignation of Mr. Beling effective April 30, 1997.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTIONS VALUES

==============================================================================================================================
          Name              Shares          Value                                                Value of Unexercised
                           Acquired        Realized       Number of Securities Underlying       In-The-Money Options at FY-End
                              on                            Unexercised Options at FY-End              ($)(1)
                           Exercise
                                                           -------------------------------------------------------------------
                                                           Exercisable      Unexercisable    Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------
  Alan P. Lindsay                                            300,000               0               0               0
------------------------------------------------------------------------------------------------------------------------------
  David C. Beling(2)          50,000         $73,750               0               0               0               0
------------------------------------------------------------------------------------------------------------------------------
  Anthony R. Harvey                                          300,000               0               0               0
==============================================================================================================================

(1) Based on the closing price of $1.31 of the Company's common stock as quoted on the American stock Exchange on June 30, 1997.

(2) Mr. Beling exercised 50,000 options prior to his resignation on April 30, 1997. The balance of Mr. Beling's unexercised options were canceled May 31, 1997.

COMPENSATION OF DIRECTORS

         The Company pays a fee to its outside, non-officer directors of $1,500 per month. The Company also reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1997 Dr. Gray a non-officer director, was granted an option to acquire 100,000 shares of the Company's stock.

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

         Effective May 1, 1989 the Company entered into a management agreement with ARH Management Ltd. ("Management"), a British Columbia corporation owned and controlled by Mr. Harvey, the Company's Vice-Chairman. This agreement requires all salary amounts otherwise payable by the Company to Mr. Harvey to be paid to Management. This agreement is automatically renewed for two year terms unless either party gives the other party notice of non-renewal at least 30 days prior to the end of any term. The agreement may be terminated by the Company without notice if Mr. Harvey is no longer a principal of Management, or upon the occurrence of certain other events such as Mr. Harvey's bankruptcy or disability. The agreement may be terminated by either party, without notice, upon breach of material term of the Agreement, commission of fraud, misconduct or declaration of bankruptcy by either party.


         Effective August 15, 1994 management agreements (collectively, the "Management Agreements") were provided to both Messrs. Harvey and Lindsay that are effective in the event of a change in control of the Company. The Management Agreements provide for a lump sum distribution in an amount (taking into account all other applicable change in control payments by the Company) not to exceed 299% of the base amount as defined in IRC Section 280G (b). Such "base amount" is generally equivalent to the applicable person's average annual compensation from the Company includable in his gross income over the preceding five years. Change of control is therein defined to include only the following:

       (i) the acquisition of (whether direct or indirect) shares in excess of 20 percent of the outstanding shares of Common Stock of the Company by a person or group of persons, other than through a public equity offering by the Company; or

       (ii) the occurrence of any transaction relating to the Company required to be described pursuant to the requirements of item 6(e) of
              Schedule 14A of Regulation 14A of the SEC under the Securities and Exchange Act of 1934; or

       (iii) any change in the composition of the Board of Directors of the Company resulting in a majority of the present directors not constituting a majority, provided, that in making such determination directors who were elected by, or on the recommendation of, such present majority, shall be excluded.

         Effective August 15, 1994 for Messers. Malim and Hodges, and effective November 19, 1996 for Dr. Gray, director's agreements (collectively, the "Director's Agreements") were provided to each of the above that are effective in the event of a change in control of the Company. These Director's Agreements provide for a lump sum distribution in the amount of $100,000. Change in control has the same definition as set forth above in connection with the Management Agreements.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     During the fiscal year ending 1997 the Company had no compensation committee. Each of the Company's officers and directors participated in deliberations of the Company's Board of Directors concerning officer compensation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information, as of June 30, 1997, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

=================================================================================================================
                Name and Address                 Type of Ownership          Number of Shares      Percent of Class
               of Beneficial Owner
-----------------------------------------------------------------------------------------------------------------
  Alan P. Lindsay                                   Record and                  978,569(1)             3.83%
  999 W. Hastings, Ste 1250                         Beneficial
  Vancouver, BC, Canada  V6C 2W2
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
  Anthony R. Harvey                                 Record and                  453,252(2)             1.77%
  999 W. Hastings, Ste 1250                         Beneficial
  Vancouver, BC, Canada  V6C 2W2
-----------------------------------------------------------------------------------------------------------------
  Andrew F de P Malim                               Record and                  171,541(3)               *
  7-8 Kendrick Mews                                 Beneficial
  London, England  SW7 3HG
-----------------------------------------------------------------------------------------------------------------
  Paul A. Hodges                                    Record and                  116,524(4)               *
  4536 N. Via Bellas Catalinas                      Beneficial
  Tucson, AZ  85718
-----------------------------------------------------------------------------------------------------------------
  Dr. Ian M. Gray                                   Record and                  100,000(5)               *
  Copper Hill House, Buller Hill                    Beneficial
  Redruth,Cornwall U.K., TR16 6SR
-----------------------------------------------------------------------------------------------------------------
  Officers & Directors                              Record and                  2,106,886              8.24%
  as a Group (8 persons)                            Beneficial

*- indicates less than 1%

(1) Includes 605,308 shares owned by a corporation controlled by Mr. Lindsay. Includes options to acquire 300,000 shares at an exercise price of CDN $1.80 per share.

(2) Includes 122,224 shares owned by Mr. Harvey's wife. Includes options to acquire 300,000 shares at an exercise price of CDN $1.80 per share.

(3) Includes an option to acquire 125,000 shares at an exercise price of CDN $1.80 per share.

(4) Includes options to acquire (i) 50,000 shares at an exercise price of $2.00 per share and (ii) 50,000 shares at an exercise price of CDN $1.80 per share.

(5) Includes an option to acquire 100,000 shares at an exercise price of CDN $1.90 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Andrew F de P Malim, a non-officer director of the Company, is the chairman, managing director and majority shareholder of Lion Mining Finance, a United Kingdom registered company. AZCO has entered into a memorandum of agreement with Eagle River, WAG, and Lion Mining Finance concerning the development of mining concessions in Mali. Pursuant to that agreement, Lion Mining Finance was paid $15,692 for management services and it is anticipated that Lion Mining Finance will receive an equity interest of up to approximately 21 percent in the project on a fully diluted basis upon completion of the transaction.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10K

(a) 1.   Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1, F-2, F-3, F-4, F-5, F-6, F-8-F-18 hereof.

2. Financial Statement Schedules - Reference is made to the Financial Statement Schedules on Page F-20.

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

10.6           Employment Agreement with David Beling dated September 10,
               1991(1)

10.7 Copper Purchase Agreement dated December 30, 1994 between AIOC Corporation and Sanchez Mining Inc.(2)

10.8 Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez Mining, Inc. and Phelps Dodge Corporation.(2)

10.9 Settlement Agreement dated August 3, 1995 between the Registrant and Muzinich & Co., Inc.(2)


10.10 Memorandum of Agreement between West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and AZCO Mining Inc.(4)

10.11 Suaqui Verde Mineral exploration agreement and option to form company among AZCO Mining, Inc., Cobre de Suaqui Verde, S.A. de C.V. and Minera Phelps Dodge Mexico, S. de R.L. de C.V.(4)

10.12*         Letter agreement relating to the Pongkor property offer.


10.13*         Letter agreement relating to the Strategic Alliance with Eagle
               River.


11.1*          Statement regarding computation of per share earnings.

21.1*          Subsidiaries of the Registrant.

24.1*          Consent of Coopers and Lybrand.

27.1*          Financial Data Schedule.


----------------------

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

(4) Exhibit Nos. 10.10 and 10.11 are incorporated by reference from exhibits Nos. 10.10 and 10.11 from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


*  Filed herewith.

(b)      Reports on Form 8K: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AZCO MINING INC.


 Date: September 29, 1997         By: /s/ Alan P. Lindsay
                                     -----------------------------------------
                                          Alan P. Lindsay
                                          President, Chairman of the Board and
                                          Chief Executive Officer


 Date: September 29, 1997         By: /s/ Ryan A. Modesto
                                     -----------------------------------------
                                          Ryan A. Modesto
                                          Corporate Controller and Principal
                                          Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                           Date
     ---------                      -----                           ----
/s/ Alan P. Lindsay          President, Chairman of the      September 29, 1997
---------------------        Board and Chief Executive
Alan P. Lindsay              Officer

/s/ Anthony R. Harvey        Vice Chairman, Executive        September 29, 1997
---------------------        Vice President, Secretary
Anthony R. Harvey            and Director

/s/ Andrew Malim             Director                        September 29, 1997
---------------------
Andrew F de P Malim


/s/ Paul A. Hodges           Director                        September 29, 1997
---------------------
Paul A. Hodges


/s/ Dr. Ian M. Gray          Director                        September 29, 1997
---------------------
Dr. Ian M. Gray

AZCO MINING, INC. (DELAWARE)



FORM 10-K
ITEM 8, ITEM 14(A)(1) AND (2)
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                                                                         PAGE

THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN ITEM 8 ARE LISTED
BELOW:

       Report of Independent Accountants                                  F-2

       Consolidated Balance Sheets as of June 30, 1997 and 1996           F-3

       Consolidated Statements of Operations for the fiscal years
         ended June 30, 1997, 1996 and 1995                               F-4

       Consolidated Statements of Stockholders' Equityfor the fiscal
         years ended June 30, 1997, 1996 and 1995                         F-5

       Consolidated Statements of Cash Flows for the fiscal years
         ended June 30, 1997, 1996 and 1995                               F-6

       Notes to Consolidated Financial Statements                         F-7



THE FOLLOWING FINANCIAL STATEMENT SCHEDULE OF THE REGISTRANT
ISINCLUDED IN ITEM 14(A)(2):

       Schedule II - Valuation and Qualifying Accounts for the fiscal
        years ended June 30, 1997, 1996 and 1995                         F-20



Schedules other than the one listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Azco Mining, Inc. (Delaware):

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azco Mining, Inc. (Delaware) and Subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. In addition in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
August 8, 1997

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED BALANCE SHEETS
June 30, 1997 and 1996


                                                                                       1997              1996
                                                                                   ------------     ------------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 17,080,260     $ 24,295,805
    Short-term investments                                                                             1,400,687
    Prepaids and other                                                                   80,893           43,861
    Income tax receivable                                                               479,728
                                                                                   ------------     ------------
              Total current assets                                                   17,640,881       25,740,353
                                                                                   ------------     ------------
Property and equipment:
    Furniture and equipment                                                             158,539          188,080
    Less accumulated depreciation                                                      (111,259)        (127,450)
                                                                                   ------------     ------------
                                                                                         47,280           60,630
                                                                                   ------------     ------------
Refundable deposits                                                                     615,255
Restricted cash                                                                          34,106           51,610
Deposit                                                                               4,000,000        4,000,000
Other assets                                                                              7,725          180,525
                                                                                   ------------     ------------
                                                                                   $ 22,345,247     $ 30,033,118
                                                                                   ============     ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $    337,050     $     58,217
                                                                                   ------------     ------------

              Total current liabilities                                                 337,050           58,217
                                                                                   ------------     ------------

Commitments and contingencies

Stockholders' equity:
    Common stock:  $.002 par value, 100,000,000 shares authorized; 25,579,834 and25,512,938 shares issued and outstanding as of June 30, 1997 and 1996, respectively
                                                                                         51,160           51,026
    Additional paid-in capital                                                       25,776,411       25,587,549
    Retained earnings (accumulated deficit)                                          (3,819,374)       4,336,326
                                                                                   ------------     ------------
              Total stockholders' equity                                             22,008,197       29,974,901
                                                                                   ------------     ------------

                                                                                   $ 22,345,247     $ 30,033,118
                                                                                   ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the fiscal years ended June 30, 1997, 1996 and 1995


                                                                       1997             1996             1995
Income:
    Interest income                                               $  1,332,679     $    817,581     $    100,800
    Gain on sale of assets                                              11,074       26,076,026
    Other income                                                        25,000
                                                                  ------------     ------------     ------------

                                                                     1,368,753       26,893,607          100,800
                                                                  ------------     ------------     ------------

Operating expenses:
    Salaries                                                         1,107,910          774,461          640,306
    General and administrative                                       1,037,253          772,997          920,246
    Write-down of mineral properties                                                    848,487          503,797
    Exploration                                                      7,575,006          738,597
    Accounting and legal                                               254,288          578,928          785,740
    Amortization and depreciation                                       33,498           57,147          156,704
    Interest expense, net of amount capitalized                                         171,173          106,376
    Financing and acquisition                                          113,031          109,362        1,686,168
                                                                  ------------     ------------     ------------
                                                                    10,120,986        4,051,152        4,799,337
                                                                  ------------     ------------     ------------

Income (loss) before income taxes                                   (8,752,233)      22,842,455       (4,698,537)

Income tax benefit (provision)                                         596,533       (5,715,000)
                                                                  ------------     ------------     ------------

Net income (loss)                                                 $ (8,155,700)    $ 17,127,455     $ (4,698,537)
                                                                  ============     ============     ============

Net income (loss) per common and common equivalent share          $      (0.32)    $       0.67     $      (0.19)
                                                                  ============     ============     ============

Weighted average number of common and common equivalent shares outstanding
                                                                    25,787,247       25,554,322       25,006,637
                                                                  ============     ============     ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the fiscal years ended June 30, 1997, 1996 and 1995





                                                                 COMMON STOCK            ADDITIONAL     RETAINED
                                                         -----------------------------    PAID-IN       EARNINGS
                                                             SHARES         AMOUNT        CAPITAL      (DEFICIT)         TOTAL
Balance, June 30, 1994                                     23,862,938   $     47,726   $ 21,804,295  $ (8,092,592)  $ 13,759,429

   Private placement, net of issuance costs of $346,366     1,650,000          3,300      3,133,254                    3,136,554
   Net loss                                                                                            (4,698,537)    (4,698,537)

                                                         ------------   ------------   ------------  ------------   ------------
Balance, June 30, 1995                                     25,512,938         51,026     24,937,549   (12,791,129)    12,197,446
                                                         ------------   ------------   ------------  ------------   ------------
   Tax benefit of stock options                                                             650,000                      650,000
   Net income                                                                                          17,127,455     17,127,455

                                                         ------------   ------------   ------------  ------------   ------------
Balance, June 30, 1996                                     25,512,938         51,026     25,587,549     4,336,326     29,974,901

   Stock options exercised                                     66,896            134         38,866                       39,000
   Stock option compensation                                                                149,996                      149,996
   Net loss                                                                                            (8,155,700)    (8,155,700)
                                                         ------------   ------------   ------------  ------------   ------------
Balance, June 30, 1997                                     25,579,834   $     51,160   $ 25,776,411  $ (3,819,374)  $ 22,008,197
                                                         ============   ============   ============  ============   ============


The accompanying notes are an integral part of these financial statements

AZCO MINING, INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended June 30, 1997, 1996 and 1995


                                                                            1997          1996           1995
Cash flows from operating activities:
    Net income (loss)                                                  $ (8,155,700)  $ 17,127,455   $ (4,698,537)
    Adjustments to reconcile net income (loss) to net cash provided by(used in) operations:
      Depreciation and amortization                                          33,498         57,147        156,704
      Stock compensation expense                                            149,995
      Tax benefit of stock options                                                         650,000
      Write-off of financing costs                                                                        434,989
      Amortization of (discount) premium on investment securities             5,687          1,284        (23,317)
      Write-down of mineral properties                                                     848,487        503,797
      (Gain) loss on sale of furniture and equipment                        (11,074)         4,461
      Gain on sale of assets                                                           (26,076,026)
    Changes in assets and liabilities, net:
      Restricted cash                                                        17,504        298,510          4,750
      Other assets                                                          135,768       (151,542)        58,298
      Refundable deposits                                                  (615,255)
      Income tax receivable                                                (479,728)
      Accounts payable and accrued liabilities                              278,833       (545,278)       (22,479)
      Deferred liability                                                                  (450,000)
      Deposit                                                                           (4,000,000)
    Proceeds from sale of mineral properties                                            39,173,295
                                                                       ------------   ------------   ------------
Net cash provided by (used in) operating activities                      (8,640,472)    26,937,793     (3,585,795)
                                                                       ------------   ------------   ------------
Cash flows from investing activities:
    Purchases of short-term investments                                                (1,401,971)
    Proceeds from maturity of short-term investments                      1,395,000
    Proceeds from maturity of investment securities                                                     1,300,000
    Proceeds from certificate of deposit                                                                  100,000
    Purchases of furniture and equipment and construction in progress       (22,163)        (6,245)      (615,014)
    Proceeds from sale of furniture and equipment                            13,090         28,882
    Development of mineral properties                                                     (516,577)    (2,105,751)

                                                                       ------------   ------------   ------------
Net cash provided by (used in) investing activities                       1,385,927     (1,895,911)    (1,320,765)
                                                                       ------------   ------------   ------------
Cash flows from financing and offering activities:
    Payments for offering costs                                                                          (346,366)
    Proceeds from sale of common stock                                                                  3,482,920
    Proceeds from exercise of stock options                                  39,000
    Proceeds from issuance of debt                                                         500,000      2,000,000
    Payments of debt                                                                    (3,040,715)
    Borrowings on line of credit                                                                          508,348
    Payments on line of credit                                                                           (924,600)
                                                                       ------------   ------------   ------------
Net cash provided by (used in) financing and offering activities             39,000     (2,540,715)     4,720,302
                                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                     (7,215,545)    22,501,167       (186,258)

Cash and cash equivalents, beginning of period                           24,295,805      1,794,638      1,980,896
                                                                       ------------   ------------   ------------
Cash and cash equivalents, end of period                               $ 17,080,260   $ 24,295,805   $  1,794,638
                                                                       ============   ============   ============

Cash paid during the period for:
    Interest paid net of amount capitalized                            $              $    230,453   $     89,374
                                                                       ============   ============   ============
    Taxes                                                              $              $  5,715,000   $
                                                                       ============   ============   ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF OPERATIONS:

       Azco Mining, Inc. (the "Company") is a U.S. mining company with a general business strategy to acquire mineral properties with a prime focus on gold. The Company plans to supplement its core asset, a 30% interest in the Piedras Verdes Project through its acquisition of other mineral properties.

       As of June 30, 1997, the Company had signed agreements with various companies to acquire the rights to explore precious metal properties in Mali (Northwest Africa) and Indonesia. At June 30, 1997, none of the properties had proven reserves of commercial ore.


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

       SHORT-TERM INVESTMENTS
       Short-term investments consisted of United States Treasury Notes with maturities between three and twelve months and were classified as "held to maturity" investments at June 30, 1996. Accordingly, these investments were carried at amortized cost. Due to the short-term maturity of these investments, amortized cost approximated fair value. Net realized gains and losses, if any, on investments sold are recorded in operations based on specific identification of the investments on the trade date. Interest income is recorded as earned. No gains or losses were realized upon maturity of the investments.

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

       The Company depreciates the non-mining assets over their estimated useful lives (3-5 years) using the straight-line method.

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

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.     SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

       STOCK-BASED COMPENSATION
       In October 1995 the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS No. 123"), which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 ("APB No. 25"), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by FAS No. 123 has been applied. The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB No. 25.



4.     CONCENTRATIONS OF CREDIT RISK:
       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation's insurance limit. At June 30, 1997 and 1996, cash equivalents of $16.8 million and $24.2 million, respectively, were invested with one bank's trust and institutional portfolio department.



5.     MINERAL PROPERTIES:

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

       SUAQUI VERDE PROJECT
       During 1995, the Company wrote off all costs related to the Suaqui Verde Project due to the cessation of activities.

       On June 20, 1996, Azco entered into a Mineral Exploration and Option to Form Company Agreement with Minera Phelps Dodge Mexico for the mineral exploration and evaluation of the Suaqui Verde mineral concessions in Sonora, Mexico. The Company is expensing all costs related to the project.

       MALI PROJECT (NORTHWESTERN AFRICA)
       On May 9, 1996, Azco entered into a Memorandum of Agreement with West African Gold and Exploration, Ltd. ("WAG"), a British Virgin Islands company, Eagle River International Limited ("Eagle River"), a Vanuatu corporation, and Lion Mining Finance Limited ("Lion Mining"), a United Kingdom corporation. Eagle River has purchased properties in Mali, Africa from Guefest, a Russian mining consortium. Under terms of this agreement, the properties were transferred to West African Gold (Mali) Inc. ("WAG
       (Mali)") on July 7, 1997. Shares in this corporation have been transferred to Chaplin Holding LTD., a Bahamian company, which has changed its name to Sanou Mining Corporation ("Sanou"). Upon fulfillment of conditions precedent to Azco's participation, Azco has committed to purchase 4,800,000 shares of Sanou at a price of ($0.25) (U.S.) per share and receive 1,000,000 shares of Sanou in consideration for 125,000 common shares of Azco to be issued to Eagle River. Azco currently holds in trust the one and only share of Sanou.

       On May 17, 1996, under terms of the above agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle River, Lion Mining, and WAG, has guaranteed $1,000,000 of development by May 15, 1997 to keep the properties in good standing. During the year ended June 30, 1997, the Company provided the Mali project $4,052,316 for operating costs which exceeds the required expenditures. The operating costs are included in exploration costs in the accompanying statement of operations.

       INDONESIAN PROJECTS
       During the year, the Company entered into certain agreements to obtain the rights to explore property in Indonesia. As a part of the agreements, the Company was obligated to pay all costs required under Indonesian law. These costs include funds required to be put on deposit with the Indonesian Ministry of Mines to obtain Contracts of Work ("CoWs").

       At June 30, 1997, the Company had a total of $615,255 on deposit with the Indonesian Ministry of Mines as security for CoWs on mineral concessions covering 121,623 hectares. Subsequent to year end, the Company decided not to pursue exploration on 83,940 hectares. As a result, the Company has applied for a refund of $426,840 in deposits.

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

       Interest expense for the years ended June 30, 1996 and 1995 was $171,173 and $106,376, respectively, after capitalization of interest of $0 and $13,940, respectively.

7.     WARRANTS AND STOCK OPTIONS:

       WARRANTS
       In connection with a private offering in October 1994, the Company issued 1,650,000 common shares with warrants at a price of $2.85 (Cdn.) per unit. Each warrant entitles the holder to purchase one additional common share of the Company for a period of two years from the closing at a purchase price of $2.95 (Cdn.) per common share. In October 1996, the exercise period was extended one year.

       Changes to outstanding warrants were as follows:


                                                          OTHER                 SPECIAL                TOTAL

               Exercise Price                             $2.00 to            $2.95 Cdn.
                                                        $4.00 U.S.

               Expiration Date                         07/31/93 to              10/19/97
                                                          07/31/95

        Balance outstanding at June  30, 1994              100,000                                     100,000


        Issued                                                                 1,650,000             1,650,000
                                                        ----------            ----------            ----------
        Balance outstanding at June  30, 1995              100,000             1,650,000             1,750,000

        Canceled                                          (100,000)                                   (100,000)
                                                        ----------            ----------            ----------

        Balance outstanding at June  30, 1996                    0             1,650,000             1,650,000
                                                        ----------            ----------            ----------

        Balance outstanding at June  30, 1997                    0             1,650,000             1,650,000
                                                        ==========            ==========            ==========


       STOCK OPTIONS

       The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock-based employee compensation arrangements. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       The Company has a Stock Option Plan (the "Plan") dated July 24, 1989, as amended, for the granting of options to purchase common stock. The Board of Directors may grant options to key personnel and others as it deems appropriate. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     WARRANTS AND STOCK OPTIONS: (CONTINUED)

       STOCK OPTIONS (CONTINUED)
       Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997: risk-free interest rate from 5.49% to 6.73%, no dividend, volatility factor of the expected market price of the Company's common stock of .66, and an expected life of the option of 5 years.

       The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.

       For purposes of pro forma disclosures, the estimated fair value of the options is expensed when the options are granted as the options are fully vested when granted. The Company's pro forma information for fiscal 1997 and 1996 follows (in thousands except for earnings per share information):

                                                                             1997               1996

       Pro forma net income (loss)                                      $  (8,532,094)     $   16,409,607

       Pro forma earnings per share:
          Net income (loss) per common and common and
            common equivalent share
                                                                        $       (0.33)     $         0.64

          Net income (loss) per common share assuming full dilution     $       (0.33)     $         0.64

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     WARRANTS AND STOCK OPTIONS: (CONTINUED)

       STOCK OPTIONS (CONTINUED)

       Plan activity for the years ended June 30, 1997, 1996 and 1995, was as follows:

                                                                           NUMBER OF             PRICE RANGE
                                                                             SHARES              OF OPTIONS

          Balance outstanding at June 30, 1994                               1,247,408     $0.40 U.S. to $3.50 Cdn.
             Canceled                                                         (50,000)     $2.00 U.S.
                                                                         --------------

          Balance outstanding at June 30, 1995                               1,197,408     $0.40 U.S. to $3.50 Cdn.
                                                                         --------------

             Granted                                                         1,147,500     $1.20 Cdn. to $3.00 U.S.
             Canceled                                                        (157,500)     $2.40 Cdn. to $3.40 Cdn.
                                                                         --------------

          Balance outstanding at June 30, 1996                               2,187,408     $0.40 U.S. to $3.50 Cdn.
                                                                         --------------

             Granted                                                           565,000     $1.87 Cdn. to $2.32 Cdn.
             Canceled                                                        (420,940)     $1.80 Cdn. to $3.00 Cdn.
             Exercised                                                        (66,896)     $0.40 U.S. to $1.55 Cdn.
                                                                         --------------

          Exercisable at June 30, 1997                                       2,264,572     $1.20 Cdn. to $3.00 U.S.
                                                                         ==============

       At June 30, 1997 and 1996, there were 181,543 and 363,886 shares of common stock reserved for future grants of options.

       Of the 2,264,468 stock options outstanding at June 30, 1997, all stock options were issued to directors, employees or key advisors of the Company.

       Shares exercisable at June 30, 1997 include the following:

                              WEIGHTED AVERAGE      WEIGHTED AVERAGE
                 SHARES        EXERCISE PRICE        REMAINING LIFE

                1,217,072         $1.78 Cdn.           42 months
                  878,500         $2.06 Cdn.           47 months
                  169,000         $3.00 Cdn.           29 months

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.     INCOME TAXES:

       The income tax (benefit) expense is as follows:

                                                             1997                1996
        Current:
           Federal                                        $ (568,524)         $4,080,000
           State                                             (28,009)          1,635,000
                                                          ----------          ----------

             Total current                                  (596,533)          5,715,000
                                                          ----------          ----------

        Total tax (benefit) expense                       $ (596,533)         $5,715,000
                                                          ==========          ==========

       Income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes, as shown.

                                                                      1997             1996            1995
          Tax expense (benefit) at the federal statutory rate     $(3,027,500)     $ 7,995,803      $(1,644,488)
          State tax, net of federal benefit                          (431,477)       1,142,257         (274,864)
          Change in valuation allowance                             2,874,764       (4,207,230)       2,140,751
          Write down of deferred tax asset for stock options           96,692
          Stock options                                                                650,000
          Other                                                      (109,012)         134,170         (221,399)
                                                                  -----------      -----------      -----------

               Tax expense (benefit)                              $  (596,533)     $ 5,715,000      $         0
                                                                  ===========      ===========      ===========

       The components of the net deferred tax asset as of June 30, 1997 and 1996 are as follows:

                                                                                1997             1996
        Deferred tax assets:
           State net operating loss carryforward, expires June 30, 2002     $    68,532      $
                                                                            -----------      -----------

           Stock options                                                                         126,192
           Foreign mineral properties                                         3,911,789          971,457
           Other                                                                 22,851           30,759
           Valuation allowance                                               (4,003,172)      (1,128,408)
                                                                            -----------      -----------

             Net deferred tax asset                                         $         0      $         0
                                                                            ===========      ===========

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.     INCOME TAXES: (CONTINUED)

       The net change in the valuation allowance for the deferred tax asset of the Company is as follows:

                                                          1997             1996             1995
                                                      -----------     -----------      -----------
       Valuation allowance as of July 1               $ 1,128,408     $ 5,335,638      $ 3,194,887
       Increase (decrease) in valuation allowance       2,874,764      (4,207,230)       2,140,751
                                                      -----------     -----------      -----------

       Valuation allowance as of June 30              $ 4,003,172     $ 1,128,408      $ 5,335,638
                                                      ===========     ===========      ===========

       At June 30, 1997, the Company had income tax reporting net operating loss carryforwards for Arizona income tax purposes of approximately $1.3 million.



9.     CONTINGENCIES AND COMMITMENTS:

       MINERAL PROPERTIES
       As described in Note 5, the Company sold 70% of its interest in the Piedres Verdes Project. Under terms of the sales agreement with Phelps Dodge Corporation ("Phelps Dodge") all assets and commitments related to this project were transferred to a separate company incorporated as Cobre del Mayo, S.A. de C.V. The Company maintains a 30% interest and Phelps Dodge a 70% interest in Cobre del Mayo, S.A. de C.V. Under terms of the Shareholders and Operator's Agreement among P.D. Cobre del Mayo, Inc., the Company and Cobre del Mayo S.A. de C.V., the Company is committed to provide up to $3,000,000 for costs required to bring the Piedres Verdes Project to the feasibility stage. During the years ended June 30, 1997 and 1996, the Company advanced $1,846,331 and $667,380, respectively, under terms of this agreement.

       On March 4, 1997, Cobre del Mayo, S.A. de C.V. entered into a mining exploration and exploitation agreement with Compania Minera Serrana, S.A. de C.V. This agreement superseded the Piedras Verdes lease. Under terms of this agreement, Cobre del Mayo, S.A. de C.V. has the following commitments:

       - $10,000 per month from the execution of the agreement until production begins;

       - Three payments of $299,035 due on the date of execution and on the first and second anniversaries of the date of execution;

       - Royalties equal to three percent of the net value of mineral production;

       - Advance royalties of $1,000,000 on the third through fifth anniversaries of the date of execution, $1,500,000 on the sixth through eleventh anniversaries if commercial production in not met by those anniversary dates.

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.     CONTINGENCIES AND COMMITMENTS: (CONTINUED)

       EMPLOYMENT AGREEMENTS
       The Company has entered into agreements with three of its officers, three of its directors and one employee. The agreements provide that if there is a change in control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such acquisition of control the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code. In addition, the officers will continue to be covered by all of the Company's medical, health, life and dental plans for 24 months after such change of control. The directors shall receive a lump sum cash payment in the amount not to exceed $100,000.

       In addition, the Company had entered into a separate employment agreement with its President. The agreement provides that in the event of merger, consolidation, divestiture, takeover, sale or other similar circumstances which result in conditions or terms unacceptable to the President within the first year after such event, the President had the option to be paid 12 months' base salary plus any prorated bonuses and vacation accrued from the time of termination. In fiscal 1997 the President was paid $193,846 under this agreement upon termination of his employment with the Company.

       LEASE COMMITMENTS
       The Company is obligated under a long-term operating lease for its office space in Vancouver, British Columbia through April 1999. The lease contains a renewal option of 5 years. The Company was required to provide a letter of credit in the amount of $32,975. The letter of credit is collateralized by a term deposit of $32,975, which is recorded in financial statements as other assets. The annual rental commitment under the lease is as follows:


               JUNE 30,
                1998                             $ 61,389
                1999                               51,158
                                                 --------
                                                 $112,547
                                                 ========

       Rental expense, net of sublease income, for the years ended June 30, 1997, 1996 and 1995 was $68,121, $69,140 and $62,737, respectively.

       COPPER PURCHASE AGREEMENT
       The Company had formerly entered into a Copper Purchase Agreement relating to the copper output of the Sanchez Project. After sale of the Sanchez Project, the Company was informed that it was in violation of this agreement. A lawsuit was filed against the Company by AIOC Corporation. The Company agreed to binding arbitration with AIOC Corporation and received a dismissal of the lawsuit on February 8, 1996, under terms of the Stipulation and Order of Compromise and Dismissal.

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

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS:
       The carrying amounts of financial instruments including cash and cash equivalents, short-term investments and restricted cash approximated fair value as of June 30, 1997 and 1996 because of the relatively short maturity of these instruments.



11.    RELATED PARTY TRANSACTION:
       A non-officer director of the Company, is the chairman, managing director and majority shareholder of Lion Mining Finance, a United Kingdom registered company. The Company has entered into a memorandum of agreement with Eagle River, WAG and Lion Mining Finance concerning the development of mining concessions in Mali (See Note 5). Pursuant to that agreement, Lion Mining Finance was paid $15,692 for management services.


12.    FOURTH QUARTER CHARGES:

       During the fourth quarter of fiscal 1997, the Company recorded additional compensation expense of $149,996 related to the accounting for stock options granted to non-employees accounted for under Financial Accounting Standard No. 123. In addition, the Company recorded an additional tax benefit of $261,953 for additional tax deductions estimated.

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

AZCO MINING, INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.    NEW PRONOUNCEMENTS:
       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. FAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to adopt FAS 128 with its December 31, 1997 quarterly financial statements and restate all prior period EPS information. The Company will continue to account for EPS under APB 15 until that time. The application of SFAS 128 had no material effect on the amounts reported in the financial statements for the years ended June 30, 1997, 1996, and 1995.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is currently assessing the impact of these statements, both of which are effective for fiscal years beginning after December 15, 1997.

AZCO MINING, INC. (DELAWARE)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                 COL. A                                   COL. B          COL. C              COL. D              COL. E
-----------------------------------------------         ----------      -----------         ----------          ----------
                                                        BALANCE AT                                              BALANCE AT
                                                        BEGINNING                                                   END
DESCRIPTIONS                                            OF PERIOD        ADDITIONS          DEDUCTIONS          OF PERIOD
Valuation allowance for deferred tax assets(1):

June 30, 1997                                          $1,128,408        $2,874,764         $                  $ 4,003,172

June 30, 1996                                           5,335,638                           4,207,230            1,128,408

June 30, 1995                                           3,194,887         2,140,751                              5,335,638


(1) For further information, refer to Note 8, Income Taxes, in the notes to the Consolidated Financial Statements included in the Form 10-K