Form 10-Q
period 1997-09-30
AZCO MINING INC
filed 1997-11-14
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                         1250 - 999 West Hastings Street
                       Vancouver, British Columbia V6C 2W2
                                 (604) 682-7286

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,620,925 shares of the Company's Common Stock were outstanding as of October 28, 1997.

                           AZCO MINING INC. (DELAWARE)



                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----
        Consolidated Balance Sheets .................................... 3

        Consolidated Statements of Operations .......................... 4

        Consolidated Statements of Cash Flows .......................... 5

        Consolidated Statement of Stockholders' Equity.................. 6

        Notes to Interim Consolidated
          Financial Statements ......................................... 7 & 8

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                ASSETS                               SEPTEMBER 30,        JUNE 30,
                                                                         1997               1997
                                                                     ------------       ------------
Current assets:
     Cash and cash equivalents                                       $ 15,930,242       $ 17,080,260
     Prepaids and other                                                   263,805             80,893
     Income tax receivable                                                566,728            479,728
                                                                     ------------       ------------

          Total current assets                                         16,760,775         17,640,881
                                                                     ------------       ------------

Property and equipment:
  Furniture and equipment                                                 161,439            158,539
  Less accumulated depreciation                                          (117,505)          (111,259)
                                                                     ------------       ------------
                                                                           43,934             47,280
                                                                     ------------       ------------

Refundable deposits                                                       370,505            615,255
Restricted cash                                                            34,106             34,106
Deposit                                                                 4,000,000          4,000,000
Other assets                                                                7,725              7,725
                                                                     ------------       ------------

                                                                     $ 21,217,045       $ 22,345,247
                                                                     ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                           $    177,300       $    337,050
                                                                     ------------       ------------

     Total current liabilities                                            177,300            337,050
                                                                     ------------       ------------


Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  25,620,925 and 25,579,834 shares issued and outstanding as
  of September 30, 1997 and June 30,1997 respectively                      51,242             51,160
  Additional paid-in capital                                           25,826,328         25,776,411
  Retained earnings                                                    (4,837,825)        (3,819,374)
                                                                     ------------       ------------
                                                                       21,039,745         22,008,197
                                                                     ------------       ------------

        Total liabilities and stockholders' equity                   $ 21,217,045       $ 22,345,247
                                                                     ============       ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -------------------------------
                                                             1997               1996
                                                         ------------       ------------
INCOME:
    Interest income                                      $    280,143       $    362,009
    Other income                                                                  25,000
                                                         ------------       ------------

                                                              280,143            387,009
                                                         ------------       ------------

EXPENSES:
     Salaries                                                 179,078            188,384
     General and administrative                               281,080            170,946
     Exploration                                              847,658          1,078,636
     Accounting and legal                                      71,532             61,805
     Amortization and depreciation                              6,247              9,106
     Financing and acquisitions                                                   73,031
                                                         ------------       ------------

                                                            1,385,595          1,581,908
                                                         ------------       ------------

INCOME BEFORE INCOME TAXES:                                (1,105,452)        (1,194,899)

     Income Taxes                                             (87,000)           (16,600)
                                                         ------------       ------------

NET INCOME (LOSS)                                        $ (1,018,452)      $ (1,178,299)
                                                         ============       ============

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    NET INCOME (LOSS)                                    $      (0.04)      $      (0.05)
                                                         ============       ============

WEIGHTED AVERAGE COMMON SHARES APPLICABLE TO
    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE        25,636,979         25,898,337
                                                         ============       ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            --------------------------------
                                                                                  1997             1996
                                                                            ------------       ------------
Cash flows from operating activities:
     Net income (loss)                                                      $   (968,452)      $ (1,178,299)
     Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                           6,246              9,106
     Changes in assets and liabilities, net:
           Restricted cash
           Other assets                                                         (182,912)            (6,508)
           Accounts payable and accrued liabilities                             (159,750)           (38,825)
           Refundable income taxes                                               (87,000)           (16,600)
                                                                            ------------       ------------
Net cash  provided by (used in) operating activities                          (1,391,868)        (1,231,126)
                                                                            ------------       ------------

Cash flows from investing activities:
     Investment in and advances to Mali property                                                   (600,000)
     Advances to Indonesian projects                                             244,750           (661,500)
     Purchases of furniture and equipment and construction in progress            (2,900)
                                                                            ------------       ------------
Net cash provided by (used in) investing activities                              241,850         (1,261,500)
                                                                            ------------       ------------

Net (decrease) in cash and cash equivalents                                   (1,150,018)        (2,492,626)

Cash and cash equivalents at  beginning of period                             17,080,260         24,295,805
                                                                            ------------       ------------

Cash and cash equivalents at end of period                                  $ 15,930,242       $ 21,803,179
                                                                            ============       ============

Cash paid during the period for:
       Interest                                                             $          0       $          0
                                                                            ============       ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                            Common
                                             Stock                   Additional
                                  -----------------------------        Paid-In         Retained
                                    Shares            Amount           Capital          Earnings          Total
                                                                     -----------      -----------       -----------
Balance, June 30,1997             25,579,834       $    51,160        25,776,411      $(3,819,374)      $22,008,197

    Shares issued                     41,091                82            49,918                             50,000


Net Income (loss)                                                                      (1,018,452)       (1,018,452)
                                 -----------       -----------       -----------      -----------       -----------


Balance, September 30, 1997       25,620,925       $    51,242       $25,826,329      $(4,837,826)      $21,039,745
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

NOTE 2. MALI PROJECT (NORTHWESTERN AFRICA)

During the quarter ended September 30, 1997 the Company provided the Mali Project $277,505 for operating costs. The operating costs are included in exploration costs in the accompanying statement of operations. AZCO, as of September 30, 1997, had advanced to the Mali project a total of $4,329,821.

NOTE 3. INDONESIAN PROJECTS

During the quarter ended September 30, 1997 the Company received a full refund of $244,750 representing the total security deposit on the Bengkulu property.

On September 9, 1997 AZCO issued 41,091 common shares at a deemed price of $1.69 (Cnd.) to P.T. Puri Permata Mega for consideration of property interests outlined in the Pongkor agreement of December 19, 1996.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 4. REFUNDABLE INCOME TAXES

The Company's federal taxable loss for the three months ended September 30, 1997 can be carried back to recover federal income taxes paid for the year ended June 30, 1996. Accordingly, the statement of operations for the three months ended September 30, 1997 includes an income tax credit of $87,000. The effective rate for the federal income tax credit differed from the statutory rate because foreign losses can not be carried back to recover taxes.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company was formed on July 13, 1988. On December 21, 1995 the Company announced that it had completed the sale of its Sanchez Project and a 70% interest in its Mexican project, the Piedras Verdes, to Phelps Dodge Corporation for $40 million (US). All material revenues since the sale have been a result of the proceeds of the sale of assets to Phelps Dodge Corporation.

On September 3, 1997 AZCO served notice to Eagle River International Inc., stating that due to the fact that the work commitment for the license on the Mali project was unacceptable, AZCO was declaring default of the May 9, 1996 agreement. In regard to the May 9, 1996 agreement between West African Gold & Exploration Ltd. and Eagle River International Limited and Lion Mining Finance Limited and AZCO Mining Inc., AZCO has given notice of default to its joint-venture partners. AZCO plans to employ its resources to pursue the exploration and development of its property assets in Mali.

The Company is currently evaluating a number of opportunities in the mining industry for the purpose of merger, joint venture or project acquisition.

                           AZCO MINING INC. (DELAWARE)


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

The net loss for the three month period ended September 30, 1997 was $1,018,452 compared to a net loss of $1,178,299 for the same period ended September 30, 1996. The decrease in the current period net loss is the result of total decreases in exploration and acquisition expenses of $304,009 and an increase of $60,400 in federal income tax credit, offset by a decrease in interest income of $81,836 and an increase in G&A expense of $110,134.

Exploration expense was $847,658 for the quarter ended September 30, 1997 compared to $1,078,636 for the same period ended September 30, 1996. The decrease in exploration expense for the current quarter is the result of a reduction of $384,478 in exploration expense on African and Indonesian properties offset by an increase of $110,430 expended to fund the Company's 30% share of the Piedras Verdes project.

General and administrative expense for the quarter ended September 30, 1997 increased to $281,080 compared to $170,946 for the same period last year. Increases in investor relations, travel and stock exchange fees of $21,979, $43,093 and $20,078, respectively, accounted for the current period increase.

FINANCIAL CONDITION

As of September 30, 1997 the Company had cash and cash equivalents of $15,930,242.

The Company believes that for the current fiscal year end June 30, 1998 all capital requirements will be funded with present cash and cash equivalents.

                           AZCO MINING INC. (DELAWARE)


PART II.  OTHER INFORMATION


ITEM 1:        LEGAL PROCEEDINGS

      No reported events this period.


ITEMS 2-4:  Not Applicable

ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

On September 9, 1997 AZCO issued 41,091 common shares at a deemed price of $1.69 (Cnd.) to a single sophisticated investor for consideration of property interests in Indonesia. The value of the shares issued as of June 5, 1997 was $50,000 (US) and a restrictive legend was placed on the stock certificate. The shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits:
               1. Statement regarding computation of per share earnings.

    (b)        Reports on Form 8-K
                         None.


ITEM 7:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                           AZCO MINING INC. (DELAWARE)


                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: November 13, 1997       BY:   Alan P. Lindsay
                                 ---------------------------------------
                                 Alan P. Lindsay
                                 CEO, President and Chairman


Date: November 13, 1997       BY:   Ryan A. Modesto
                                 ---------------------------------------
                                 Ryan A. Modesto
                                 Principal Accounting Officer