Form 10-Q
period 1997-12-31
AZCO MINING INC
filed 1998-02-13
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,680,497 shares of the Company's Common Stock were outstanding as of February 9, 1998.

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

         Notes to Interim Consolidated
           Financial Statements ........................ 7 - 9

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                  ASSETS                                    DECEMBER 31,           JUNE 30,
                                                                                                1997                 1997
Current assets:
     Cash and cash equivalents                                                               $ 18,995,439        $ 17,080,260
     Prepaids and other                                                                           217,564              80,893
     Income tax receivable                                                                      2,194,965             479,728
                                                                                             ------------        ------------

          Total current assets                                                                 21,407,968          17,640,881
                                                                                             ------------        ------------

Property and equipment:
  Furniture and equipment                                                                         146,862             158,539
  Less accumulated depreciation                                                                  (112,696)           (111,259)
                                                                                             ------------        ------------
                                                                                                   34,166              47,280
                                                                                             ------------        ------------

Refundable deposits                                                                               370,505             615,255
Restricted cash                                                                                    34,106              34,106
Deposit (Note 6)                                                                                                    4,000,000
Other assets                                                                                        7,725               7,725
                                                                                             ------------        ------------

                                                                                             $ 21,854,470        $ 22,345,247
                                                                                             ------------        ------------


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities                                                   $    591,796        $    337,050
                                                                                             ------------        ------------

     Total current liabilities                                                                    591,796             337,050
                                                                                             ------------        ------------


Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  25,663,425 and 25,579,834 shares issued and outstanding as
  of December 31, 1997 and June 30,1997 respectively                                               51,327              51,160
  Additional paid-in capital                                                                   25,861,902          25,776,411
  Deficit                                                                                      (4,650,555)         (3,819,374)
                                                                                             ------------        ------------
                                                                                               21,262,674          22,008,197
                                                                                             ------------        ------------

        Total liabilities and stockholders' equity                                           $ 21,854,470        $ 22,345,247
                                                                                             ============        ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            DECEMBER 31,                          DECEMBER 31,
                                               ---------------------------------      ----------------------------------
                                                    1997               1996                1997                1996
INCOME:
    Interest income                            $    264,871        $   359,892        $    545,014        $    721,901
    Gain on sale of assets
    Other income                                                                                                25,000
                                               ------------        -----------        ------------        ------------

                                                    264,871            359,892             545,014             746,901
                                               ------------        -----------        ------------        ------------

EXPENSES:
     Salaries                                       238,316            172,724             417,392             361,108
     General and administrative                     328,566            282,016             609,646             452,962
     Exploration                                    576,357            555,259           1,424,015           1,633,895
     Accounting and legal                           157,934             68,182             229,466             129,987
     Amortization and depreciation                    4,666              8,746              10,913              17,852
     Financing and acquisitions                                         40,000                                 113,031
     Legal settlement costs (Note 6)                400,000                                400,000
                                               ------------        -----------        ------------        ------------

                                                  1,705,839          1,126,927           3,091,432           2,708,835
                                               ------------        -----------        ------------        ------------

INCOME BEFORE INCOME TAXES                       (1,440,968)          (767,035)         (2,546,418)         (1,961,934)

     Income Taxes                                (1,628,237)          (117,696)         (1,715,237)           (134,296)
                                               ------------        -----------        ------------        ------------

NET INCOME (LOSS)                              $    187,269        $  (649,339)       $   (831,181)       $ (1,827,638)
                                               ============        ===========        ============        ============


BASIC EARNINGS PER COMMON SHARE (NOTE 8)       $       0.01        $     (0.03)         $    (0.03)       $      (0.07)
                                               ============        ===========        ============        ============


WEIGHTED AVERAGE COMMON SHARES                   25,627,392         25,512,938          25,608,343          25,512,938
                                               ============        ===========        ============        ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                             ---------------------------------
                                                                                  1997                1996
Cash flows from operating activities:
     Net loss                                                                $   (831,181)       $ (1,827,638)
     Adjustments to reconcile net loss to net cash used in operations:
           Stock issued for mineral properties                                     50,000
           Depreciation and amortization                                           10,913              17,851
     Changes in assets and liabilities, net:
           Other assets                                                          (136,671)           (129,055)
           Deposit                                                              4,000,000
           Accounts payable and accrued liabilities                               254,746              (2,825)
           Income tax refund                                                   (1,715,237)            (45,500)
                                                                             ------------        ------------
Net cash  provided by (used in) operating activities                            1,632,570          (1,987,167)
                                                                             ------------        ------------

Cash flows from investing activities:
     Investment in and advances to Mali property                                                   (1,750,000)
     Advances from (to) Indonesian projects                                       244,750          (1,083,055)
     Purchases of furniture and equipment                                          (2,900)             (4,350)
     Proceeds from sale of furniture and equipment                                  5,101
     Proceeds from maturity of investment securities                                                  699,595
                                                                             ------------        ------------
Net cash provided by (used in) investing activities                               246,951          (2,137,810)
                                                                             ------------        ------------

Cash flows from financing and offering activity:
     Proceeds from sale of common stock                                            35,658
                                                                             ------------        ------------
                                                                                   35,658
                                                                             ------------        ------------

Net increase (decrease) in cash and cash equivalents                            1,915,179          (4,124,977)

Cash and cash equivalents at  beginning of period                              17,080,260          24,295,805
                                                                             ------------        ------------

Cash and cash equivalents at end of period                                   $ 18,995,439        $ 20,170,828
                                                                             ============        ============

Cash paid during the period for:
       Interest                                                              $          0        $          0
                                                                             ============        ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                           Common
                                                            Stock                   Additional
                                                 --------------------------          Paid-In
                                                  Shares            Amount           Capital            Deficit            Total
Balance, June 30,1997                           25,579,834        $  51,160         25,776,411       $(3,819,374)       $22,008,197

    Shares issued:
               Purchase of mineral properties       41,091               82             49,918                               50,000
               Exercise of stock options            42,500               85             35,573                               35,658

Net Loss                                                                                                (831,181)          (831,181)
                                               -----------        ---------        -----------       -----------        -----------


Balance, December 31, 1997                      25,663,425        $  51,327        $25,861,902       $(4,650,555)       $21,262,674
                                               ===========        =========        ===========       ===========        ===========


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying interim financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company and its consolidated subsidiaries for the interim period. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

AZCO Mining Inc. (Delaware) (the "Company") was formed on July 13, 1988 to acquire mining properties and either develop or sell them. The Company will consider properties of merit in almost any geographical location.

NOTE 2. MALI PROJECT (NORTHWESTERN AFRICA)

During the quarter ended December 31, 1997 the Company provided the Mali Project $181,987 for operating costs. The operating costs are included in exploration costs in the accompanying statement of operations. The Company, as of September 30, 1997, had advanced to the Mali Project a total of $4,511,799. On December 18, 1997, Western African Gold and Exploration Company - SA, owned 100% by the Company, was granted a new exploration agreement on the property holdings of the Mali Project. This new agreement runs through the year 2002 and has a total work commitment of approximately $3,360,000 assigned to it, which has been surpassed to date. It is the intent of the Company to find a joint-venture partner for the Mali Project.

Effective November 18, 1997 the Company and Lion Mining Corporation Limited("Lion") entered into an agreement whereby Lion assigned to the Company all of its interest in the Mali agreement and Lion agreed to grant the Company first right on all mining opportunities which are brought to it for a minimum three year period.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 3. PONGKOR PROJECT (INDONESIA)

The Company is attempting to establish ownership of an Indonesian company to hold its interest in the Pongkor Properties. Once this has been established it is the intent of the Company to joint-venture the Pongkor Properties.

NOTE 4. BENITOITE PROJECT (SAN BENITO COUNTY, CALIFORNIA)

On December 5, 1997 the Company announced that it had acquired the option to purchase a Benitoite Gem Mine in San Benito County, California. The Company paid $20,000 to have the exclusive right to evaluate the property until February 1, 1999. On or before this date the Company may elect to purchase the Project outright for $1,500,000, unencumbered by royalty. If the Company elects to relinquish the option to purchase it may walk from the Project with no obligations.

NOTE 5. REFUNDABLE INCOME TAXES

The Company's federal taxable loss for the six months ended December 30, 1997 can be carried back to recover federal income taxes paid for the year ended June 30, 1996. Accordingly, the statement of operations for the six months ended December 31, 1997 includes an income tax credit of $388,000. The Company accrued an additional $1,327,237 as a recovery of federal income tax on investments written off as exploration expense during fiscal 1997 related to the Mali Project.

The Company filed its fiscal 1997 federal tax return during the current quarter and received a $1,806,965 refund in January 1998.

NOTE 6. AIOC DEPOSIT

During the current quarter the Company settled all outstanding differences with AIOC and the $4,000,000 held in escrow to satisfy any award in the AIOC arbitration was returned to the Company. In addition a payment of $400,000 was remitted to AIOC in full and final settlement of all matters and claims.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 7. OUTSTANDING OPTIONS

At December 31, 1997 the Company had 2,272,572 options outstanding which are exercisable between $1.00 and $3.00 per common share at varying dates through 2002.

NOTE 8. CHANGE IN METHOD OF CALCULATING EARNINGS PER SHARE

Effective for the interim period ended December 31, 1997, the Company adopted SFAS 128, Earnings per Share, a simplified standard for computing earnings per share. Basic earnings per share calculated in accordance with SFAS 128 are the same for all periods presented as primary earnings per share calculated and presented by the Company under the previous method. Stock options which could potentially dilute basic earnings per share in the future, have not been included in the computation of dilutive earnings per share because to do so would be antidilutive for the periods presented.

                           AZCO MINING INC. (DELAWARE)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company was formed on July 13, 1988. On December 21, 1995 the Company announced that it had completed the sale of its Sanchez Project and a 70% interest in its Mexican Project, the Piedras Verdes, to Phelps Dodge Corporation for $40 million. All material revenues since the sale have been a result of the proceeds of the sale of assets to Phelps Dodge Corporation.

The Company is currently evaluating a number of opportunities in the mining industry for the purpose of merger, joint venture or project acquisition.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996.

The net loss for the six month period ended December 31, 1997 was $831,181 compared to a net loss of $1,827,638 for the same period ended December 31, 1996. The decrease in the current period net loss is the result of an accrual of a federal tax refund for fiscal 1997.

Salaries expense for the six month period ended December 31, 1997 increased to $417,392 from $361,108 for the same period last year due to the hiring of a Chief Geologist.

General and administrative expense was $609,646 for the six month period ended December 31, 1997 as compared to $452,962 for the same period ended December 31, 1996. This increase was the result of increased activity by the Company in the areas of investor relations and travel during the six month period.

Exploration expense was $1,424,015 for the six month period ended December 31, 1997 compared to $1,633,895 for the same period ended December 31, 1996. The decrease in exploration expense for the current period is the result of decreased activity on the Mali Project.

                           AZCO MINING INC. (DELAWARE)


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

Net income for the three month period ended December 31, 1997 was $187,269 compared to a net loss of $649,339 for the same period ended December 31, 1996. The increase in current period net income is the result of an accrual of a federal tax refund for fiscal 1997.

Salaries expense was $238,316 for the quarter ended December 31, 1997 compared to $172,724 for the quarter ended December 31, 1996. The increase was due to the hiring of a Chief Geologist in fiscal 1998.

General and administrative expense was $328,566 for the quarter ended December 31, 1997 compared to $282,016 for the quarter ended December 31, 1996. The current period increase is the result of increased activity by the Company in the area of investor relations and travel.

FINANCIAL CONDITION

As of December 31, 1997 the Company had cash and cash equivalents of $18,995,439.

The Company believes that for the current fiscal year end June 30, 1998 all capital requirements will be funded with present cash and cash equivalents.





ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           AZCO MINING INC. (DELAWARE)


PART II.  OTHER INFORMATION


ITEM 1:           LEGAL PROCEEDINGS

       On November 24, 1997 a Deed of Release and Compromise was entered into by AZCO Mining Inc, Sanchez Mining Inc. and AIOC Corporation settling all outstanding differences between the parties including, in particular, certain matters being arbitrated under the rules of the London Metal Exchange. The Company has since received the $4,000,000 held in escrow to satisfy any award in the AIOC arbitration and has remitted a payment of $400,000 to AIOC in full and final settlement of all matters and claims.


ITEMS 2-4:  Not Applicable


ITEM 5:           OTHER INFORMATION

                  None.


ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits:
                                    None.

    (b)           Reports on Form 8-K
                                    None.

                           AZCO MINING INC. (DELAWARE)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date: February 13, 1997       BY:   Alan P. Lindsay
                                 ----------------------------------
                              Alan P. Lindsay
                              CEO, President and Chairman


Date: February 13, 1997       BY:   Ryan A. Modesto
                                 ----------------------------------
                              Ryan A. Modesto
                              Principal Accounting Officer