Form 10-Q
period 1998-03-31
AZCO MINING INC
filed 1998-05-15
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                     2068 Main Street Suite C, P.O. Box 1895
                               Ferndale, WA 98248
                                 (360) 380-4467


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,680,497 shares of the Company's Common Stock were outstanding as of May 14, 1998.

                           AZCO MINING INC. (DELAWARE)



Statements contained in the quarterly report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission.



                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                                                                               PAGE
                                                                               ----
        Consolidated Balance Sheets                                             3

        Consolidated Statements of Operations                                   4

        Consolidated Statements of Cash Flows                                   5

        Consolidated Statement of Stockholders' Equity                          6

        Notes to Interim Consolidated
          Financial Statements                                                  7-9

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                           ASSETS                         MARCH, 31              JUNE, 30
                                                                            1998                   1997
                                                                         ------------           ------------
Current assets:
     Cash and cash equivalents                                           $ 19,457,513           $ 17,080,260
     Prepaids and other                                                       219,807                 80,893
     Income tax receivable                                                    566,000                479,728
                                                                         ------------           ------------
          Total current assets                                             20,243,320             17,640,881
                                                                         ------------           ------------
Property and equipment:
  Furniture and equipment                                                     146,862                158,539
  Less accumulated depreciation                                              (117,362)              (111,259)
                                                                         ------------           ------------
                                                                               29,500                 47,280
                                                                         ------------           ------------
Refundable deposits                                                           370,505                615,255
Restricted cash                                                                34,106                 34,106
Deposit (Note 6)                                                                                   4,000,000
Other assets                                                                    7,725                  7,725
                                                                         ------------           ------------
                                                                         $ 20,685,156           $ 22,345,247
                                                                         ------------           ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                               $    181,800           $    337,050
                                                                         ------------           ------------

     Total current liabilities                                                181,800                337,050
                                                                         ------------           ------------

Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  25,680,497 and 25,579,834 shares issued and outstanding as
  of March 31, 1998 and June 30,1997 respectively                              51,361                 51,160
  Additional paid-in capital                                               25,880,503             25,776,411
  Deficit                                                                  (5,428,508)            (3,819,374)
                                                                         ------------           ------------
                                                                           20,503,356             22,008,197
                                                                         ------------           ------------

        Total liabilities and stockholders' equity                       $ 20,685,156           $ 22,345,247
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,                   NINE MONTHS ENDED MARCH 31,
                                              -----------------------------------           -----------------------------------
                                                  1998                   1997                   1998                  1997
                                              ------------           ------------           ------------           ------------
INCOME:
    Interest income                           $    240,508           $    301,512           $    785,522           $  1,023,413
    Other income                                     9,852                                         9,852                 25,000
                                              ------------           ------------           ------------           ------------

                                                   250,360                301,512                795,374              1,048,413
                                              ------------           ------------           ------------           ------------

EXPENSES:
     Salaries                                      213,449                377,016                630,843                738,124
     General and administrative                    254,055                271,346                863,701                724,308
     Exploration                                   652,261              3,813,595              2,076,276              5,447,490
     Accounting and legal                           81,882                106,956                311,347                236,943
     Amortization and depreciation                   4,666                  8,386                 15,578                 26,238
     Financing and acquisitions                                                                                         113,031
     Legal settlement costs (Note 6)                                                             400,000
                                              ------------           ------------           ------------           ------------

                                                 1,206,313              4,577,299              4,297,745              7,286,134
                                              ------------           ------------           ------------           ------------

Loss before income taxes                          (955,953)            (4,275,787)            (3,502,371)            (6,237,721)

     Income Taxes                                 (178,000)              (200,284)            (1,893,237)              (334,580)
                                              ------------           ------------           ------------           ------------

NET (LOSS)                                    $   (777,953)          $ (4,075,503)          $ (1,609,134)          $ (5,903,141)
                                              ============           ============           ============           ============


BASIC LOSS PER COMMON SHARE (NOTE 8)          $      (0.03)          $      (0.16)          $      (0.06)          $      (0.23)
                                              ============           ============           ============           ============


WEIGHTED AVERAGE COMMON SHARES                  25,678,410             25,520,160             25,631,358             25,515,310
                                              ============           ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                   NINE MONTHS ENDED MARCH 31,
                                                               -----------------------------------
                                                                  1998                    1997
                                                               ------------           ------------
Cash flows from operating activities:
     Net loss                                                  $ (1,609,134)          $ (5,903,141)
     Adjustments to reconcile net loss to net cash
     Used in operations:
           Stock issued for mineral properties                       50,000
           Depreciation and amortization                             15,578                 26,238
     Changes in assets and liabilities, net:
           Other assets                                            (138,914)               102,732
           Deposit                                                4,000,000
           Accounts payable and accrued liabilities                (155,250)                 1,175
           Income tax refund                                        (86,272)              (217,775)
                                                               ------------           ------------
Net cash  provided by (used for) operating activities             2,076,008             (5,990,771)
                                                               ------------           ------------

Cash flows from investing activities:
     Advances from (to) Indonesian projects                         244,750             (1,116,983)
     Purchases of furniture and equipment                            (2,900)                (6,348)
     Proceeds from sale of furniture and equipment                    5,101
     Proceeds from maturity of investment securities                                       699,595
                                                               ------------           ------------
Net cash provided by (used for) investing activities                246,951               (423,736)
                                                               ------------           ------------

Cash flows from financing and offering activity:
     Proceeds from sale of common stock                              54,293                 20,000
                                                               ------------           ------------
                                                                     54,293                 20,000
                                                               ------------           ------------

Net increase (decrease) in cash and cash equivalents              2,377,252             (6,394,507)

Cash and cash equivalents at  beginning of period                17,080,260             24,295,805
                                                               ------------           ------------

Cash and cash equivalents at end of period                     $ 19,457,512           $ 17,901,298
                                                               ============           ============

Cash paid during the period for:
       Interest                                                $          0           $          0
                                                               ============           ============

AZCO MINING INC.
(DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                                          Common
                                                          Stock                       Additional
                                            ---------------------------------           Paid-In
                                               Shares               Amount              Capital               Deficit
                                            ------------         ------------         ------------         ------------
Balance, June 30,1997                         25,579,834         $     51,160           25,776,411         $ (3,819,374)

  Shares issued:
    Purchase of mineral properties                41,091                   82               49,918
    Exercise of stock options                     59,572                  119               54,174

Net Loss                                                                                                     (1,609,134)
                                            ------------         ------------         ------------         ------------

Balance, March 31, 1998                       25,680,497         $     51,361         $ 25,880,503         $ (5,428,508)
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

NOTE 2. MALI PROJECT (NORTHWESTERN AFRICA)

During the quarter ended March 31, 1998 the Company provided the Mali Project $173,457 for operating costs. The operating costs are included in exploration costs in the accompanying statement of operations. The Company, as of March 31, 1998, had advanced to the Mali Project a total of $4,685,256. On December 18, 1997, Western African Gold and Exploration Company - SA, owned 100% by the Company, was granted a new exploration agreement on the property holdings of the Mali Project. This new agreement runs through the year 2002 and has a total work commitment of approximately $3,360,000 assigned to it, which has been surpassed to date. The Company is currently engaged in discussions with several companies interested in the Mali Project and it is the Company's intent to joint venture the project.

Effective November 18, 1997 the Company and Lion Mining Corporation Limited ("Lion") entered into an agreement whereby Lion assigned to the Company all of its interest in the Mali agreement and Lion agreed to grant the Company first right on all mining opportunities which are brought to it for a minimum three year period. For this consideration the Company indemnifies and holds harmless Lion from all manner of action in connection with the Mali Project. Mr. Andrew Malim, Managing Director of Lion, was a member of the Company's Board of Directors until his resignation from such directorship effective April 24, 1998.

NOTE 3. PONGKOR PROJECT (INDONESIA)

The Company is attempting to establish ownership of an Indonesian company to hold its interest in the Pongkor Properties. Once this has been established it is the intent of the Company to find a joint venture partner for the Pongkor Properties.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


NOTE 4. BENITOITE PROJECT (SAN BENITO COUNTY, CALIFORNIA)

On December 5, 1997 the Company announced that it had acquired the option to purchase a Benitoite Gem Mine in San Benito County, California. The Company paid $20,000 to have the exclusive right to evaluate the property until February 1, 1999. On or before this date the Company may elect to purchase the Project outright for $1,500,000, unencumbered by royalty. The Company may elect to relinquish the option to purchase the Project with no further obligations.

The Company has begun its due diligence on the project, which includes drilling, bulk sampling and district reconnaissance. In addition to the technical evaluation, the Company has retained MVI Marketing Ltd. of Beverly Hills to conduct a market feasibility study.

NOTE 5. REFUNDABLE INCOME TAXES

The Company's federal taxable loss for the nine months ended March 31, 1998 can be carried back to recover federal income taxes paid for the year ended June 30, 1996. Accordingly, the statement of operations for the nine months ended March 31, 1998 includes an income tax credit of $566,000.

NOTE 6. AIOC DEPOSIT

During the nine months ended March 31, 1998 the Company settled all outstanding differences with AIOC and the $4,000,000 held in escrow to satisfy any award in the AIOC arbitration was returned to the Company. The Company paid $400,000 to AIOC in full and final settlement of all matters and claims.

NOTE 7. OUTSTANDING OPTIONS

At March 31, 1998 the Company had 2,285,500 options outstanding which are exercisable between $0.85 and $2.50 per common share at varying dates through 2002.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)



NOTE 8. CHANGE IN METHOD OF CALCULATING EARNINGS PER SHARE

Effective for the interim period ended December 31, 1997, the Company adopted SFAS 128, Earnings per Share, a simplified standard for computing earnings per share. Basic earnings per share calculated in accordance with SFAS 128 are the same as primary earnings per share calculated and presented by the Company under the previous method, for all periods presented. Stock options, which could potentially dilute basic earnings per share in the future, have not been included in the computation of dilutive earnings per share because they are anti-dilutive for the periods presented.

AZCO MINING INC. (DELAWARE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL

The Company was formed on July 13, 1988. On December 21, 1995 the Company announced that it had completed the sale of its Sanchez Project and a 70% interest in its Mexican Project, the Piedras Verdes, to Phelps Dodge Corporation for $40 million. All material revenues since the sale have been a result of interest earned on the proceeds of the sale of assets to Phelps Dodge Corporation.

The Company is currently evaluating a number of opportunities in the mining industry for the purpose of merger, joint venture or project acquisition.

Effective March 4, 1998 Minera Phelps Dodge Mexico s. de R.L. de C.V. terminated the Suaqui Verde Mineral Exploration Agreement with AZCO Mining Inc. and Cobre de Suaqui Verde S.A. de C.V. It is the intent of AZCO to analyze the results of the recent work on the Suaqui Verde project and make a decision as to its continued involvement with the project.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997.

The net loss for the nine months ended March 31, 1998 was $1,609,134 compared to a net loss of $5,903,141 for the nine months ended March 31, 1997. The decrease in the current period net loss is the result of reduced exploration expenses and increased federal income tax refunds in fiscal 1998.

Exploration expense was $2,076,276 for the nine months ended March 31, 1998 compared to $5,447,490 for the nine months ended March 31, 1997. The decrease in exploration expense for the current period is the result of decreased activity on the Mali Project.

AZCO MINING INC. (DELAWARE)


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

Net loss for the three months ended March 31, 1998 was $777,953 compared to a net loss of $4,075,503 for the three months ended March 31, 1997. The decrease in the current period net loss is the result of reduced exploration expenses for the current period.

Salary expense was $213,449 for the three months ended March 31, 1998 compared to $377,016 for the three months ended March 31, 1997. The decrease was due to a severance payment expensed in the three months ended March 31, 1997.

Exploration expense was $652,261 for the three months ended March 31, 1998 compared to $3,813,595 for the three months ended March 31, 1997. The decrease in exploration expense for the current period is the result of decreased activity on the Mali Project.


FINANCIAL CONDITION

As of March 31, 1998 the Company had cash and cash equivalents of $19,457,513.

The Company believes that for the current fiscal year end June 30, 1998 all capital requirements will be funded with present cash and cash equivalents.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

AZCO MINING INC. (DELAWARE)


PART II.  OTHER INFORMATION


ITEM 1:        LEGAL PROCEEDINGS

On November 24, 1997 a Deed of Release and Compromise was entered into by AZCO Mining Inc, Sanchez Mining Inc. and AIOC Corporation settling all outstanding differences between the parties including, in particular, certain matters being arbitrated under the rules of the London Metal Exchange. During the nine months ended March 31, 1998 the Company received the $4,000,000 held in escrow to satisfy any award in the AIOC arbitration and paid $400,000 to AIOC in full and final settlement of all matters and claims.


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


Date: May 14, 1998                          BY:    /s/ Alan P. Lindsay
      -------------------                          --------------------
                                                   Alan P. Lindsay
                                                   CEO, President and Chairman


Date:  May 14, 1998                         BY:    /s/ Ryan A. Modesto
       -------------------                         -------------------
                                                   Ryan A. Modesto
                                                   Principal Accounting Officer

                                EXHIBIT INDEX



Exhibit Number          Description
--------------          ------------------------------


     27                 Financial Data Schedule