Form 10-K
period 1998-06-30
AZCO MINING INC
filed 1998-09-30
CIK 851726

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

Commission file number: 0-20430

                                AZCO MINING INC.
             (Exact name of registrant as specified in its charter)
         Delaware                                   84-1094315
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

2068 Main Street, Suite C, P.O.Box 1895 Ferndale, WA       98248
(Address of corporate office)                            (Zip Code)

Registrant's telephone number, including area code: (360) 380-4467

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

The number of shares of the Company's Common Stock outstanding as of September 25, 1998 is 25,802,321.

Aggregate Market Value of Stock held by Non-Affiliates as of September 25, 1998:
$ 14,921,235 (U.S.)

Documents incorporated by reference: None.

                                     PART I

        Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "BUSINESS", Item 2. "PROPERTIES", and Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

ITEM 1. BUSINESS

        AZCO Mining Inc. ("AZCO" or the "Company") is a U.S. mining company with a general business strategy to acquire mineral properties. The Company plans to supplement its core asset, a 30% interest in the Piedras Verdes project, through the acquisition of other mining projects. The Company believes that numerous opportunities exist to acquire such properties or companies, and that the Company will be an effective competitor due to its strong cash position and experienced management team. The Company plans to implement this strategy by entering into joint ventures or corporate mergers, or by making property or corporate acquisitions.

        Prior to the sale of the majority of its copper assets the Company was dedicated to the development and production of low-cost copper utilizing solvent extraction-electrowinning or the SX-EW process. AZCO's principal mineral property was the Sanchez porphyry copper project ("Sanchez" or "Sanchez Project") located about 10 miles northeast of the City of Safford in southeastern Arizona, U.S.A. The Company also had interests in two other porphyry copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico.

        On July 27, 1995, the Board of Directors of AZCO (the "Board") signed definitive agreements with Phelps Dodge Corporation ("Phelps Dodge" or "PDC") to sell a substantial portion of the Company's assets. AZCO's shareholders approved the sale of 100% of the Sanchez and 70% of the Piedras Verdes project for gross consideration of $40 million.

        A predecessor of AZCO was incorporated on July 13, 1988 under the laws of Colorado to acquire the mining rights to the Sanchez, as well as certain other mineral properties. On August 27, 1991, the predecessor was merged into AZCO, a newly incorporated Delaware corporation. In October 1991, AZCO acquired all of the shares of Filton Enterprises Limited, a Gibraltar corporation ("Filton"), in return for the issuance of 3,650,000 common shares. At that time Filton owned rights in two mining properties in Mexico, the Suaqui Verde project in southeastern Sonora and the Piedras Verdes project in southern Sonora. Filton was dissolved effective February 14, 1994 with its Mexican interests being distributed to the Company.

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

SIGNIFICANT DEVELOPMENTS IN FISCAL 1998 AND SUBSEQUENT EVENTS

        On May 9, 1996 the Company signed an agreement with West Africa Gold & Exploration Ltd., Eagle River International Limited ("Eagle") and Lion Mining Finance Limited that provides for the establishment of a joint venture holding company, Sanou Mining Corporation("Sanou"). Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called Western African Gold and Exploration Company S.A. ("Wag"), which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to Wag.

        Effective August 9, 1996 Wag entered into a debenture agreement with AZCO thereby acknowledging itself indebted to and promising to pay AZCO, in consideration of financial advances and services then made, or thereafter made, the aggregate principal sum of U.S.$4,000,000. All advances AZCO has made to date under this agreement are also evidenced by promissory notes from Eagle.

        On September 3, 1997 AZCO served notice to Eagle stating that, due to the fact that the work commitment for the license on the Mali project was unacceptable, AZCO was declaring default of its May 9, 1996 agreement with the same. In regard to the May 9, 1996 agreement among West African Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and AZCO Mining Inc., AZCO gave notice of default to its joint-venture partners. This dispute is still outstanding and the company is currently trying to resolve it.

        Effective November 18, 1997, the Company and Lion Mining Corporation Limited("Lion") entered into an agreement whereby Lion assigned to the Company all of its interest in the Mali project and Lion agreed to grant the Company first right on all mining opportunities which are brought to it for a minimum three year period. For this consideration the Company indemnifies and holds harmless Lion from all manner of action in connection with the Mali Project.

        On December 5, 1997, the Company announced that it had acquired the option to explore, evaluate and purchase the Benitoite Gem Mine in San Benito County, California. AZCO paid $20,000 for the option, and has until February 1, 1999 to evaluate the property. On or before this date the Company will have the option to purchase the mine outright for $1.5 million, unencumbered by royalty.

        On March 4, 1998 Minera Phelps Dodge Mexico, S. de R.L. de C.V. informed AZCO that it was dropping its option with Cobre de Suaqui Verde, S.A. de C.V. to explore the Suaqui Verde property.

        The Company announced on May 20, 1998, that it had signed a letter of agreement with Chivor Emerald Corporation whereby, subject to satisfactory due diligence, AZCO would acquire all of Chivor's emerald mining interests in Colombia. On July 23, 1998, the Company announced that, after careful consideration of the Colombian emerald project presented by Chivor Emerald Corporation, it was determined that the project was not appropriate for the Company's development plans and correspondingly, the Company determined not to proceed.

        On June 18, 1998, The Company entered into an agreement with Minera Cortez Resources Ltd. (Cortez) whereby the Company was granted a right of first refusal for a period of five years to acquire all or any of the property interest that Cortez desires to either joint venture, option, or dispose of. In consideration, the Company has subscribed for 200,000 common shares of Cortez at Cdn. $.025 per share. The Company was also granted a right of first refusal for the same period to provide up to 100% of any private or public equity or debt financing that Cortez proposes to obtain, on similar terms as any third party is willing to provide.

        On July 21, 1998, the Company entered into an option agreement with Cortez whereby the Company was granted an option to earn up to 70% interest in the La Adelita property in Sonora, Mexico under the following terms:

i. by subscribing to 100,000 common shares of Cortez at Cdn. $0.25 per share

ii. by making option payments and paying finder's fees on behalf of Cortez totalling $165,000 over the next five years

iii. by incurring exploration expenditures on the property totalling $500,000 over the next three years.

        On May 22, 1998, the Company entered into an agreement to purchase a $1,500,000 convertible debenture of Oro Argentina Limited (OAL) for the purpose of financing the first phase of the Chiqua White Bentonite Project and the option payments of OAL. OAL has an option to acquire a 50% interest in the Bentonite Project in San Juan, Argentina pursuant to an agreement dated February 2, 1998 between OAL and Pierre Martre. The debenture bears interest at 12% per annum and is due on September 1, 2000. During the term of the debenture, the Company has the option to convert the unpaid balance of the principal and interest into common units of OAL at $0.50 per unit, where each unit consists of one common share and one warrant, and each warrant entitles the Company to purchase an additional common share at $0.60 per share for a period of two years after conversion. the debenture is secured by a first floating and fixed charge on the assets of OAL.

        As at June 30, 1998, $100,000 has been drawn against the debenture by OAL.

        The Company was also granted a two-year option to purchase all of the shares of OAL, subject to OAL shareholders' approval. Pursuant to the terms o the agreement, if the financing of the second phase of the project is not in place after 18 months from the issue of the debenture, the Company can extend the option for an additional year. The exercise of the option will be paid with common shares of the Company at a ratio of one common share for two shares of

OAL. The shares of the Company issued for the currently issued and outstanding 10,136,935 shares of OAL and any other shares issued pursuant to the purchase option will be placed into a pool for a period of two years, 25% of which will be release immediately, 25% one year thereafter, and the remaining 50% two years thereafter.

        The Company has also advanced $24,371 to OAL for option payments and other expenses related to the Bentonite Project. The loan bears interest at 12% per annum and is due on March 9,1999. In the event that the loan and accrued interest are not repaid by the due date, they are automatically converted into Class S shares of OAL at $0.50 per share as full repayment of the loan. The loan has been recorded on the Company's balance sheet in prepaid and other at June 30, 1998.

        On April 6, 1998, the Company entered into an agreement with Lines Overseas Management Ltd. (Lines), subject to regulatory approval. Under the terms of the Mali agreement, Lines had originally advanced $500,000 and 125,000 shares of the Company owned by it to Eagle River for payments to Guefest and other parties. The Company has agreed to issue 375,000 of its shares to Lines in consideration for assigning and quitclaiming to the Company all advances and any other benefit or claim of Lines related to the Mali agreement.

REPURCHASE PROGRAM

        On August 6, 1998, the Company approved the repurchase of up to 1,284,024 shares of its issued and outstanding shares of its issued and outstanding common Stock on the American Stock Exchange commencing August 13, 1998 and continuing up until August 13, 1999. The maximum authorized repurchase price is $1.50 per common share. Through September 25, 1998 the Company has repurchased 254,676 shares for $162,543 under the plan. The Company's Board of Directors authorized the share repurchase program because it believes that the current price levels for the Company's stock do not reflect the value of the Company's assets and growth prospects.

EXPLORATION AND DEVELOPMENT

     During fiscal 1998 the Company received no material revenues other than interest income, as the Company has no mineral properties in production.

        Exploration expenses of $1,101,188 were incurred as the Company funded its 30% share of the Piedras Verdes project. The Company has fulfilled its $3,000,000 commitment, through pre feasibility, under the Cobre del Mayo shareholders' agreement.

        Exploration expense in Indonesia totaled $70,172 during fiscal 1998 in addition $370,505 of refundable deposits held by the Indonesian Ministry of Mines were written-off. These deposits were written off because of the uncertainty of their recoverability due to the current economic conditions in Indonesia.

        During fiscal 1998 AZCO incurred $783,672 of exploration expense on the Mali project. The Company is currently in negotiations with potential joint-venture partners and anticipates entering into an agreement soon.

        The Company incurred exploration expense of $973,830 for its gemstone initiative. Expenses of $396,178 and $577,651 were accumulated on the Chivor Emerald and California Benitoite projects, respectively.

EMPLOYEES

     As of August 15, 1998, there were 9 full-time employees of AZCO. None of these employees are represented by a labor union contract or a collective bargaining agreement.

LAWS AND REGULATIONS

        AZCO's interests in its projects will be subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on AZCO.

FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

        AZCO has mineral interests located in Mexico, Indonesia and Mali. Mineral exploration, development and mining activities on its interests may be effected in varying degrees by political stability, and the policies of other nations in respect of these countries. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected in varying degrees by government regulations, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

SEASONABILITY

        It is not anticipated that AZCO's Mexican interests in the state of Sonora will be of a seasonable nature. The Company is aware of the fact that circumstances in other parts of the world, such as Mali and Indonesia, do make exploration, mining and mineral processing a seasonal endeavor.

COMPETITIVE CONDITIONS

        Many companies are engaged in the exploration and development of mineral properties. Since many of these companies have substantially greater technical and financial resources than the Company, the Company may be at a disadvantage with respect to some of its competitors.

        The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices.

ENVIRONMENTAL

        In connection with its future mining and processing operations, the Company will be required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment. The Company will also be required to maintain various permits and licenses necessary for its operations from appropriate regulatory agencies. Apart from capital expenditures associated with the construction and maintenance of facilities required for usual mining and processing activities, the Company does not anticipate that compliance with environmental laws will have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company for the remainder of the current fiscal year, the next fiscal year or in subsequent periods deemed material by the Company. AZCO is not currently subject to any material proceedings arising under environmental laws and regulations.

        In light of the nature of its business the Company could face significant exposure from potential claims involving environmental matters. These matters could involve alleged soil, air and water contamination, and personal injuries or property damage allegedly caused by toxic materials handled or used by the Company in connection with its mining activities. The Company's policy is to accrue environmental and cleanup costs when it is probable that a liability has been incurred and the amount of such liability is determinable. However, future environment-related expenditures cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup costs, estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of materials and waste, the unknown number of other potentially responsible parties involved, the extent to which such costs may be recoverable from insurance and changing environmental laws and interpretations. As a result the Company believes its future environment-related expenditures potentially could become material at some point, but the amount of such expenditures are uncertain at this time.


ITEM 2. PROPERTIES


PIEDRAS VERDES PROJECT

        The Piedras Verdes property is leased by Cobre del Mayo, S.A. de C.V.("Cobra del Mayo"), a Mexican corporation that is owned 30% by AZCO and 70% by Minera Phelps Dodge Mexico S. de R.L. de C.V.("MPDM"), a subsidiary of Phelps Dodge. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico.

        Prior to the sale of a 70% interest in Cobre del Mayo to MPDM, 242 reverse circulation holes totalling 26,815 meters had been drilled. Since the sale of the 70% interest in Cobre del Mayo to MPDM 217 holes totaling 47,869 meters have been cored. In addition, the geologic mapping has been expanded, metallurgical testing has advanced and a geological and ore deposit model has been prepared.

A pre-feasibility report has been prepared but, due to depressed copper prices, the project is currently on hold.

        The Company estimates that the Piedras Verdes property contains a 316 million ton deposit grading .037% copper or 2.34 billion pounds of contained copper(at a .02% cut-off).


SUAQUI VERDE PROJECT

        The Suaqui Verde copper property is leased by Cobre de Suaqui Verde, S.A. de C.V., a Mexican corporation that is owned 99.97% by AZCO. The project is located in southeastern Sonora State, Mexico, near the town of Suaqui Grande, which is about 350 km south of the U.S.- Mexico border and 160 km southeast of Hermosillo (population 600,000), the state capital.

        On June 20, 1996, Cobre de Suaqui Verde, S.A. de C.V. entered into an agreement (the "Agreement") with MPDM for the exploration of its Suaqui Verde property.

        Effective March 4, 1998, MPDM terminated the Agreement with AZCO and Cobre De Suaqui Verde, S.A. de C.V. It is the intent of AZCO to analyze the results of the recent work on the Suaqui Verde project and make a decision as to its continued involvement with the project.


MALI GOLD CONCESSIONS

        On May 9, 1996 the Company signed an agreement with West Africa Gold & Exploration Ltd., Eagle and Lion that provides for the establishment of a joint venture holding company, Sanou. Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called Wag, which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to Wag.

        Effective August 9, 1996 Wag entered into a debenture agreement with AZCO thereby acknowledging itself indebted to and promising to pay AZCO, in consideration of financial advances and services then made, or thereafter made, the aggregate principal sum of U.S.$4,000,000. All advances AZCO has made to date under this agreement are also evidenced by promissory notes from Eagle.

        On September 3, 1997 AZCO served notice to Eagle stating that, due to the fact that the work commitment for the license on the Mali project was unacceptable, AZCO was declaring default of its May 9, 1996 agreement with the same. In regard to the May 9, 1996 agreement among West African Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and AZCO Mining Inc., AZCO gave notice of default to its joint-venture partners. This dispute is still outstanding and the company is currently trying to resolve it.
        Effective November 18, 1997, the Company and Lion Mining Corporation Limited("Lion") entered into an agreement whereby Lion assigned to the Company all of its interest in the Mali project and Lion agreed to grant the Company first right on all mining opportunities which are brought to it for a minimum three year period. For this consideration the Company indemnifies and holds harmless Lion from all manner of action in connection with the Mali Project.

        On December 18, 1997, Western African Gold and Exploration Company - SA was granted a renewable exploration agreement on the holdings of the Mali project. The new agreement runs through December 1998 and has a $3,360,000 work commitment assigned to it which has been fulfilled to date. The Company is currently in negotiations with potential joint venture partners on the Mali project and plans to submit a proposed exploration program and application for renewal of the exploration concession with the Ministry of Mines in Mali.


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

        AZCO has completed a geologic evaluation of the Pongkor properties and has compiled an extensive report which is currently being disseminated to a number of companies, which have expressed an interest in joint-venturing the properties.


ITEM 3. LEGAL PROCEEDINGS

        On November 24, 1997 a Deed of Release and Compromise was entered into by AZCO, Sanchez and AIOC Corporation("AIOC") settling all outstanding differences between the parties including, without limitation, certain matters being arbitrated under the rules of the London Metal Exchange. The Company received the $4,000,000 held in escrow to satisfy any award in the AIOC arbitration and remitted a payment of $400,000 to AIOC in full and final settlement of all matters and claims as between the parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common shares are listed for trading on The Toronto Stock Exchange in Canada and The American Exchange in the U.S. under the stock symbol "AZC". The approximate number of registered shareholders of record for the Company, as of September 25, 1998, was 1,081.

        Shown below are high and low sale prices of the Common Stock of the Company on The Toronto Stock Exchange and The American Stock Exchange for the fiscal periods indicated.

QUARTER ENDED            TORONTO EXCHANGE                 AMERICAN EXCHANGE
                        (Canadian Dollars)                (U.S. Dollars)
                        ------------------                --------------
                      High                  Low           High          Low
                      ----                  ---           ----          ---
 1996
09/30/96              $2.35                 $1.75         $1.75         $1.25
12/31/96              $2.45                 $1.90         $1.88         $1.31

 1997
03/31/97              $2.95                 $1.90         $2.25         $1.38
06/30/97              $2.35                 $1.66         $1.75         $1.19
09/30/97              $2.00                 $1.52         $1.50         $1.12
12/31/97              $2.25                 $1.26         $1.69         $0.94

 1998
03/31/98              $2.20                 $1.50         $1.62         $1.06
06/30/98              $1.60                 $1.00         $1.12         $0.69


ISSUANCE OF UNREGISTERED SHARES

        On September 17, 1998, AZCO issued 375,000 common shares to a single sophisticated investor in connection with the settlement of arrangements with Lines in relation to the Mali project as described above in Item 1. BUSINESS. The shares are represented by certificates containing restrictive legends and were issued in reliance upon the exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

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


                           For the Year Ended June 30

                              1998              1997           1996           1995          1994
                              ----              ----           ----           ----          ----
INCOME STATEMENT:
Revenues              $  1,061,398      $  1,368,753   $ 26,893,607     $  100,800   $    96,268
Net income (loss)      (3,044,112)       (8,155,700)     17,127,455    (4,698,537)   (3,508,702)
Per share             $      (.12)      $      (.32)   $        .67     $    (.19)   $     (.17)

Weighted Avg. #
of common shares        25,646,449        25,787,247     25,554,322     25,006,637    20,495,454
& common equiv.

BALANCE SHEET:
Mineral                        nil               nil            nil
Properties                                                              12,573,096    10,971,142
Total Assets            19,486,669        22,345,247     30,033,118     15,791,656    15,792,370
Notes Payable                  nil               nil            nil      2,540,715       540,715
Total Liabilities          299,061           337,050         58,217      3,594,210     2,032,941
Total Stock-            19,187,608        22,008,197     29,974,901     12,197,446    13,759,429
holders' equity

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        All material revenues received during fiscal 1998 and 1997 were a result of interest earned on the proceeds of the sale of assets to Phelps Dodge. All funds raised prior to fiscal 1996 were used in the exploration and development of the Company's properties.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1998 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1997.

        AZCO had a net loss of $3,044,112 for fiscal 1998 compared to net loss of $8,155,700 in 1997. The reduction in net loss for the year ended June 30, 1998 is the result of a decrease in exploration expenditures of $4,313,601.

        Exploration expense in 1998 was $3,261,405 as compared to $7,575,006 in 1997. The Company, in fiscal 1998, funded $1,101,188 for its 30% share of the costs related to the Piedras Verdes project compared to $1,846,330 in fiscal

1997. During the fiscal year ended June 30, 1998 AZCO expended $783,672 on the Mali project as compared to $4,052,316 in the previous fiscal year. In fiscal 1998 a total of $290,678 was expensed against the Indonesian properties in contrast to $1,211,549 during fiscal 1997. In addition, the Company incurred expenses of $973,830 relating to its gemstone initiative in fiscal 1998.

        Accounting and legal expenses increased from $254,288 in 1997 to $386,870 in 1998. Increased legal expense in 1998 is the result of the AIOC settlement.

        Miscellaneous expense in fiscal 1998 resulted from the $400,000 payment to AIOC as full and final payment of all matters and claims between AIOC, AZCO and Sanchez Mining Inc.


TWELVE MONTHS ENDED JUNE 30, 1997 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1996.

        AZCO had a net loss of $8,155,700 for fiscal 1997 compared to net income of $17,127,455 in 1996. This was the result of the gain on the sale of assets to Phelps Dodge of $26,076,026 recognized in the year ended June 30, 1996.

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

        Exploration expense in 1997 was $7,575,006 as compared to $738,597 in 1996. The Company funded $1,846,330 for its 30% share of the costs related to the Piedras Verdes project. In addition, expenditures of $14,344 were incurred to sustain the Suaqui Verde project. AZCO expended $4,052,316 on the Mali project and an additional $352,659 on other various African projects in connection with its then strategic alliance with Eagle. A total of $1,211,549 was expended on the four Indonesian properties AZCO was involved with in 1997. In addition, the Company had general exploration expense of $97,807 in 1997. The large increase in exploration activity in 1997 represents the Company's change in direction from a development stage mining company with the Sanchez project in 1996 to a pure exploration company in 1997.

        Accounting and legal expenses decreased from $578,928 in 1996 to $254,288 in 1997. The decrease in legal expense in 1997 is the result of the consent solicitation initiated by Muzinich & Co. in fiscal 1996.

        The Company did not incur interest expense in 1997 as all debt was retired with the proceeds of the Phelps Dodge sale in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        For the fiscal year ended June 30, 1998, the Company met its capital requirements through the proceeds of the sale of assets to Phelps Dodge in 1996.

        At June 30, 1998 and June 30, 1997 the Company had cash and cash equivalents of $18,320,882 and $17,080,260, respectively, and working capital of $19,021,047 and $17,337,937, respectively. Total liabilities as of June 30, 1997 were $337,050 as compared to $299,061 on June 30, 1998.

        The Company feels that its current cash position is strong enough to fund all capital requirements in fiscal 1999. In the event that a production decision is made in regards to the Piedras Verdes project it is the Company's intention to raise additional capital to fund its share of the construction costs. Funding of the ongoing exploration projects in California, Mali, Indonesia and Mexico (including approximately $4.1 million in potential pre-production royalties on the Piedras Verdes project over the next 10 years) is expected to come from either the Company's treasury or from potential joint venture partners. In the event that is not possible additional funding will be sought to fund the advance royalties on the Piedras Verdes project if the Company chooses to retain its interest in the project.

ADDRESSING THE YEAR 2000

        The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. However, the Company has installed updated accounting software which addresses the potential year 2000 problem. It is anticipated that there will be no material impact on the Company. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


ITEM 7. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        The Company's accounting firm Coopers & Lybrand has merged with PriceWaterhouse and is now called PRICEWATERHOUSECOOPERS.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The following table lists the names and positions of the executive officers and directors of the Company as of September 25, 1998. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the age, business experience, length of time served in each capacity and other matters relevant to each individual is set forth below the table.



       NAME                          POSITION HELD
       ----                          -------------
Alan Peter Lindsay........    President, Chairman, Chief Executive
                              Officer and Director

Anthony Richard Harvey....    Vice-Chairman of the Board,
                              Executive Vice-President,
                              Secretary and Director

Paul Arthur Hodges........    Director of the Company

Dr. Ian McFarlane Gray....    Director of the Company

Ryan Andrew Modesto.......    Corporate Controller and
                              Principal Accounting Officer

Doug W. Ramshaw...........    Vice-President of Corporate Development

Dr. Nick Badham...........    Chief Geologist

        All the directors and officers of the Company have held their principal occupations as set out above, except as follows, during at least the last five years:

        Mr. Lindsay, aged 48, one of the Company's founders, has been responsible for arranging the financing, the corporate development and the building of the organization important to the success of the Company. Mr. Lindsay has an extensive background in business management and marketing. Mr. Lindsay has been involved in the mining business for the past ten years and since 1989 has been devoted to AZCO's business. From 1982 to 1989 Mr. Lindsay was the Manager of the Financial Services Division of the North American Life Assurance Company in Vancouver.

        Mr. Harvey, aged 64, one the Company's founders, has been associated with the Company since July 13, 1988. He has been a full-time employee since May 18, 1989, prior to which he spent 30 years with Wright Engineers Limited, where he gained extensive experience in the mining industry in various management positions, including mine construction and ore extraction, bulk handling and processing, project management and corporate marketing and development, in many countries including the U.S. As a senior project manager he was responsible for the overall management and direction of many mining projects worldwide, including the Copper Flat Project 15,000 ton per day copper/moly open pit mining and processing plant located in New Mexico, for Quintana Minerals Corporation, and a 3,000 tpd underground copper mine rehabilitation expansion located in Ireland, for Avoca Mines Limited.

        Mr. Hodges, aged 71, director, has a degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona. Mr. Hodges has over 40 years experience in the mining industry covering exploration, operations, project startup, management and financing and has worked for Anaconda, Asarco, RTZ and St. Joe. Mr. Hodges was the Chief Engineer worldwide for open pit mining for RTZ and was President of Anamax Mining Company at Twin Buttes. Most recently Mr. Hodges was President of Compania Minera El Indio. He was a director of Lac Minerals Limited, a publicly traded company acquired by American Barrick in late 1994. Mr. Hodges joined the Board in August 1993.

        Dr. Gray, aged 62, director, became a director on September 4, 1996. Dr. Gray, from June 1993 through June 1995, was the President of Bolivar Goldfields Ltd. Since June 1995 Dr. Gray has been an Independent Consultant Geologist and Engineer. Most recently Dr. Gray has been involved in the assessment, acquisition and development of gold and copper properties in Indonesia, Peru and Brazil. For much of his career Dr. Gray has held senior operations and management positions with INCO Ltd. and BP Minerals International Ltd. and has been involved in mineral exploration, project development, mine production, formation and general management of public companies in North America, Australia, Central Southern Africa, S.E. Asia and South America.

        Mr. Modesto, aged 43, Corporate Controller and Principal Accounting Officer since January 1, 1996, joined the Company in June 1994 as Controller of the Sanchez project. Mr. Modesto earned a B.S. in Accounting from the University of Utah in 1977 and has 21 years of accounting and administrative experience in the mining industry. For the six years prior to joining the Company Mr. Modesto was the Controller for Corona Gold's Santa Fe project in Nevada.

        Mr. Ramshaw, aged 27, Vice-President of Corporate Development effective April 29, 1997, joined AZCO on February 1, 1997 as Manager-Corporate Development. Mr. Ramshaw, a Mining Geologist, earned a B.S. from the Royal School of Mines, London, in 1993 and has a variety of experience in gold exploration and mining. Prior to joining AZCO, Mr. Ramshaw was a Mining Analyst at C.M. Oliver and Co. Ltd. from January 1996 through February 1997, Assistant Editor for the Mining Journal from February 1994 through 1995 and a Consulting Geologist from June 1993 through January 1994.

        Dr. Badham, aged 51, Chief Geologist joined AZCO on August 1, 1997. Prior to being associated with AZCO, Dr. Badham was Chief Geologist for RTZ Mining and

Exploration from 1989 through 1996 and Area Selection Geologist for B.P. Minerals from 1983 through 1989.

COMPLIANCE WITH SECTION 16(a)BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 1998, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Mr. Badham was late in filing his Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended June 30, 1998, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:






                           Summary Compensation Table
                        (As at year ended June 30, 1998)

                                                       Annual Compensation                  Long Term
                                                       -------------------                 Compensation
                                                                                           ------------
                                                                                            Securities
                                                                                            Underlying
                                                                                             Options/
                                                                        Other Annual           SARs
     Name and Principal                       Salary       Bonus        Compensation         Granted
          Position               Year          ($)          ($)             ($)                (#)
-----------------------          ----       ---------      -----          -------            -------
Alan P. Lindsay                  1998       139,169(1)     5,500          7,250(3)              0
 President, Chairman             1997       110,000(1)     5,500          6,000(3)              0
 of the Board and CEO            1996       99,482(1)        0            6,000(3)           300,000

Anthony R. Harvey                1998       139,169(2)     5,500          7,250(3)              0
 Vice-Chairman, Vice             1997       110,000(2)     5,500          6,000(3)              0
 President, Secretary            1996       99,482(2)        0            6,000(3)           300,000
Dr. Nick P. Badham               1998        148,000       7,500             0                  0
 Chief Geologist                 1997         48,000         0               0               100,000
                                 1996           0            0               0                  0
Ryan A. Modesto                  1998         97,200       4,800         30,000(4)            13,000
 Corporate Controller            1997         84,479       4,100             0                50,000
 Prin. Acct. Officer             1996         75,325       1,600             0                25,000



(1) These amounts were actually paid to Alan Lindsay and Associates Ltd., a management company under the control of Mr. Lindsay pursuant to management agreements, dated May 1989 and February 1998, with the Company.

(2) These amounts were actually paid to ARH Management Ltd., a management company under the control of Mr. Harvey pursuant to management agreements, dated May 1989 and February, 1998, with the Company.

(3) These amounts were paid as reimbursement of medical insurance premiums.

(4) Mr. Modesto was granted a $30,000 relocation allowance in conjunction with the move of the Company's corporate office from Solomon, Arizona to Ferndale, Washington.



                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realized
                                                                                          Value (Cdn $) at
                                                                                           Assumed Annual
                      Number of      % of Total                                                Rates
                     Securities       Options                                              of Stock Price
                     Underlying      Granted to     Exercise or                           Appreciation For
                      Options       Employees in    Base Price                              Option Term
Name                Granted (#)     Fiscal Year     (Cdn $/Sh)      Expiration Date        5%          10%
----                -----------     -----------     ----------      ---------------        --          ---
Ryan A. Modesto      13,000(1)          100%           1.70        December 10, 2002     6,106       13,492

(1) These options are exercisable from the date of grant (December 10, 1997).

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES


                         Number of Securities
                              Underlying                Value of Unexercised
                      Unexercised Options at FY-    In-The-Money Options at FY-
                                  End                        End ($)(1)
                      ---------------------------   ----------------------------
Name                  Exercisable   Unexercisable   Exercisable    Unexercisable
------------------    -----------   -------------   -----------    -------------
Alan P. Lindsay            300,000               0              0               0
Anthony R. Harvey          300,000               0              0               0
Dr. Nick Badham            100,000               0              0               0
Ryan A. Modesto            100,000               0              0               0

(1) Based on the closing price of $0.69 of the Company's common stock as quoted on The American Stock Exchange on June 30, 1998.

COMPENSATION OF DIRECTORS

        The Company pays a fee to its outside, non-officer directors of $1,500 per month. The Company also reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1998 non-officer directors received a total of $8,205 in consulting fees.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

        Effective February 1, 1998 the Company entered into a management agreement with Alan Lindsay and Associates Ltd.("Associates"), a British Columbia corporation owned and controlled by Mr. Lindsay, the Company's Chief Executive Officer. This new agreement replaces an original May 1, 1989 agreement in its entirety. This agreement requires all salary amounts otherwise payable by the Company to Mr. Lindsay to be paid to Associates. Associates shall be compensated a base fee of $180,000 annually and an a allowance for equivalent benefits enjoyed by Company personnel. The base fee may be renegotiated annually at the request of either party. In the event that the parties cannot agree then the base fee shall be increased by the greater of 5% or the amount of the cost of living index as published by the Canadian Federal government. The term of this agreement is for a period of 36 months and shall renew automatically for subsequent one year periods unless either party gives the other party notice of non-renewal at least 90 days prior to the end of any term. In the event that this agreement is terminated, or fails to renew due to failure of agreement after the issuance of a non-renewal notice, Associates shall receive a termination fee equal to either the sum of the buy-out of any outstanding stock options for a price equal to the average market price of the Company's shares on The Toronto Stock Exchange multiplied by the number of shares under option and less the exercise price thereof or, at the election of Associates and subject to regulatory approval, extension of the option for a year after termination; plus the greater of:(i) the aggregate remaining base fee for the unexpired remainder of the term; or (ii) the then annual base fee plus one month of base fee for each year, or portion thereof, served after the effective date. In the event that Associates is unable to provide the services due to protracted disability or sickness or the death of its principal (Mr. Lindsay) it may, at any time, declare such to the Company and may terminate the agreement as a without fault termination and the termination fee shall be payable. The Company may elect to effect such termination, and shall pay the termination fee, in the case of death of Associates' principal or in the event that sickness or disability has continued for a period in excess of 120 days.

        Effective February 1, 1998 the Company entered into a management agreement with ARH Management Ltd. ("Management"), a British Columbia corporation owned and controlled by Mr. Harvey, the Company's Vice-Chairman. This new agreement replaces an original May 1, 1989 agreement in its entirety. This agreement requires all salary amounts otherwise payable by the Company to Mr. Harvey to be paid to Management. Management shall be compensated a base fee of $180,000 annually and an a allowance for equivalent benefits enjoyed by Company personnel. The base fee may be renegotiated annually at the request of either party. In the event that the parties cannot agree then the base fee shall be increased by the greater of 5% or the amount of the cost of living index as published by the Canadian Federal government. The term of this agreement is for a period of 36 months and shall renew automatically for subsequent one year periods unless either party gives the other party notice of non-renewal at least 90 days prior to the end of any term. In the event that this agreement is terminated, or fails to renew due to failure of agreement after the issuance of a non-renewal notice, Management shall receive a termination fee equal to the sum of the buy-out of any outstanding stock options for a price equal to the average market price of either the Company's shares on The Toronto Stock Exchange multiplied by the number of shares under option and less the exercise price thereof or, at the election of Management and subject to regulatory approval, extension of the option for a year after termination; plus the greater of:(i) the aggregate remaining base fee for the unexpired remainder of the term: or (ii) the then annual base fee plus one month of base fee for each year of portion thereof, served after the effective date. In the event that Management is unable to provide the services due to protracted disability or sickness or the death of its principal (Mr. Harvey) it may, at any time, declare such to the Company and may terminate the agreement as a without fault termination and the termination fee shall be payable. The Company may elect to effect such termination, and shall pay the termination fee, in the case of death of Management's principal or in the event that sickness or disability has continued for a period in excess of 120 days.

        Effective August 15, 1994 management agreements were provided to both Messrs. Harvey and Lindsay that are effective in the event of a change in control of the Company. Similar management agreements (collectively, the "Management Agreements") were provided to Mr. Modesto on November 19, 1996 and to Dr. Badham on October 7, 1997. The Management Agreements provide for a lump sum distribution in an amount (taking into account all other applicable change in control payments by the Company) not to exceed 299% of the base amount as defined in IRC Section 280G (b) upon a change in control of the Company. Such "base amount" is generally equivalent to the applicable person's average annual compensation from the Company includable in his gross income over the preceding five years. Change of control is therein defined to include only the following:

     (i) the acquisition (whether direct or indirect)of shares in excess of 20 percent of the outstanding shares of Common Stock of the Company by a person or group of persons, other than through a public equity offering by the Company;

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

        Effective August 15, 1994 for Mr. Hodges, and effective November 19, 1996 for Dr. Gray, director's agreements (collectively, the "Director's Agreements") were provided to each of the above that are effective in the event of a change in control of the Company. These Director's Agreements provide for a lump sum distribution not to exceed $100,000 upon a change in control of the Company. Change in control has the same definition as set forth above in connection with the Management Agreements.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ending 1998 the Company had a compensation committee consisting of Mr. Harvey, Mr. Hodges and Dr. Gray. Mr. Harvey is an employee and an officer of the company.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth information, as of September 25, 1998, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.


            Name and Address                  Type of                 Number of
          of Beneficial Owner                Ownership                  Shares        Percent of Class
          -------------------                ---------                  ------        ----------------
Alan P. Lindsay                              Record and               978,569(1)           3.79%
999 W. Hastings, Ste 1250                    Beneficial
Vancouver, BC, Canada  V6C 2W2
Anthony R. Harvey                            Record and               453,252(2)           1.76%
999 W. Hastings, Ste 1250                    Beneficial
Vancouver, BC, Canada  V6C 2W2
Paul A. Hodges                               Record and                66,524(3)             *
4536 N. Via Bellas Catalinas                 Beneficial
Tucson, AZ  85718

Dr. Ian M. Gray                              Record and               100,000(4)             *
Copper Hill House, Buller Hill               Beneficial
Redruth,Cornwall U.K., TR16 6SR
Dr. Nick Badham                              Record and               100,000(5)             *
Rockery House, Over Wallop                   Beneficial
Stockbridge, U.K., S020 8HU
Mr. Ryan Modesto                             Record and               130,000(6)             *
PO Box 1895                                  Beneficial
Ferndale, WA 98248
Officers & Directors                         Record and                1,928,345           7.47%
as a Group (7 persons)                       Beneficial

*- indicates less than 1%

(1) Includes 605,308 shares owned by a corporation controlled by Mr. Lindsay. Includes an option to acquire 300,000 shares at an exercise price of CDN $1.80 per share.

(2) Includes 122,224 shares owned by Mr. Harvey's wife. Includes an option to acquire 300,000 shares at an exercise price of CDN $1.80 per share.

(3) Includes an option to acquire 50,000 shares at an exercise price of CDN $1.80 per share.

(4) Represents an option to acquire 100,000 shares at an exercise price of CDN $1.90 per share.

(5) Represents an option to acquire 100,000 shares at an exercise price of CDN $1.95 per share.

(6)     Represents options to acquire 12,000, 25,000, 50,000, 13,000 and 30,000 shares at exercise prices of CDN $3.50, $1.80, $1.87, $1.70 and $0.80, respectively, per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Andrew F de P Malim, a non-officer director of the Company through April 24, 1998 (when he resigned as such), is the chairman, managing director and majority shareholder of Lion Mining Finance Limited, a United Kingdom registered company. On May 9, 1996, AZCO entered into a memorandum of agreement with Eagle River, WAG, and Lion Mining Finance Limited concerning the development of mining concessions in Mali. Pursuant to that agreement, Lion Mining Finance was paid $15,692 for management services.
        On November 18, 1997, the Company and Lion Mining Corporation Limited entered into an agreement whereby Lion assigned to the Company all of its interest in the Mali project and Lion agreed to grant the Company first right on all mining opportunities which are brought to it for a minimum three year period. For this consideration the Company indemnifies and holds harmless Lion from all manner of action in connection with the Mali project. See ITEM I BUSINESS, above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) 1. FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on Pages F-1, through F-22.

2. FINANCIAL STATEMENT SCHEDULES - Reference is made to the Financial Statement Schedules on Page F-23.

3. EXHIBITS

3.1     Registrant's Certificate of Incorporation dated August 8, 1991(1)

3.2 Articles of Amendment to the Certificate of Incorporation dated December 5, 1991(1)

3.3     Registrant's Amended Bylaws(2)

3.4 Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada(2)

4.1     Specimen stock certificate.(3)

10.1    Agreements for Suaqui Verde Property(1)

10.2    Agreements for Piedras Verdes Property(1)

10.3 Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez Mining Inc. and Phelps Dodge Corporation.(2)

10.4 Memorandum of Agreement between West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and AZCO Mining Inc.(4)

10.5 Suaqui Verde Mineral exploration agreement and option to form company among AZCO Mining, Inc., Cobre de Suaqui Verde, S.A. de C.V. and Minera Phelps Dodge Mexico, S. de R.L. de C.V.(4)

10.6    Letter agreement relating to the Pongkor property offer.(5)

10.7* Management Agreement dated February 1, 1998 between the Registrant and ARH Management Ltd.

10.8* Management Agreement dated February 1, 1998 between the Registrant and Alan Lindsay and Associates, Ltd.

10.9* Option to Purchase Agreement, for the Benitoite Gem Mine, dated December 1, 1997 between the Registrant and William C. Forrest, Hilda F. Forrest and Elvis L. Gray.

10.10* Debenture Agreement dated May 22, 1998, where Registrant purchases a $1,500,000 convertible debenture of Oro Argentina Limited.

10.11* Amended Memorandum of Agreement dated July 23, 1998 between the Registrant and Oro Argentina Limited, R.L. Handford and R.T. Laine.

10.12* Right of First Refusal Agreement dated June 18, 1998 between the Registrant and Minera Cortez Resources Ltd.

10.13* Mineral Property Option Agreement dated July 21, 1998, for the La Adelita property, between the Registrant and Minera Cortez Resources Ltd.

10.14* First Right of Refusal and Venture Agreement dated November 18, 1998 establishing the Kingfisher Venture between the Registrant and Lion Mining Corporation Limited.

10.15* Change in Control Management Agreements between the Registrant and Messrs. Lindsay, Harvey, Modesto, Badham and Ramshaw.

10.16* Change in Control Director's Agreements between the Registrant and Mr. Hodges and Dr. Gray.

10.17*  Cobre del Mayo, S.A. de C.V. Shareholders and Operator's Agreement.

21.1*   Subsidiaries of the Registrant.

24.1*   Consent of PricewaterhouseCoopers.

27.1*   Financial Data Schedule.

------------

(1) Exhibit Nos. 3.1, 3.2, 10.4 and 10.5, are incorporated by reference from Exhibit Nos. 3.1, 3.2, 10.10 and 10.11 respectively, from the Registrant's Registration Statement on Form S-4 (File No. 33-45162).

(2) Exhibit Nos. 3.3, 3.4 and 10.3 are incorporated by reference from exhibits Nos. 3.3, 3.4 and 10.20 from the Registrant's Annual Report on Form 10- K(a) for the fiscal year ended June 30, 1995.

(3) Exhibit No. 4.1 is incorporated by reference from exhibit No. 1 from the registrant's Registration Statement on Form 8-A filed with the SEC on July 21, 1992.

(4) Exhibit Nos. 10.4 and 10.5 are incorporated by reference from exhibits Nos. 10.10 and 10.11 from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(5) Exhibit No. 10.6 is incorporated by reference from exhibit No. 10.12 from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


*       Filed herewith.

(b)     Reports on Form 8K: None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AZCO MINING INC.


 Date: September 29, 1998           By: /s/ Alan P. Lindsay
 ------------------------              --------------------
                                            Alan P. Lindsay
                                            President, Chairman of the Board and
                                            Chief Executive Officer


 Date: September 29, 1998           By: /s/ Ryan A. Modesto
 ------------------------              --------------------
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

     SIGNATURE                   TITLE                 DATE
     ---------                   -----                 ----
/s/ Alan P. Lindsay    President, Chairman of the  September 29, 1998
---------------------  Board and Chief Executive
Alan P. Lindsay        Officer

/s/ Anthony R. Harvey  Vice Chairman, Executive    September 29, 1998
---------------------  Vice President, Secretary
Anthony R. Harvey      and Director

/s/ Paul A. Hodges     Director                    September 29, 1998
---------------------
Paul A. Hodges

/s/ Dr. Ian M. Gray    Director                    September 29, 1998
---------------------
Dr. Ian M. Gray

Azco Mining Inc. (Delaware)
FORM 10-K
ITEM 8, ITEM 14(a)(1) AND (2)
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

--------------------------------------------------------------------------------


                                                                                               Page
                                                                                               ----
THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN ITEM 8 ARE LISTED BELOW:

Report of Independent Accountants                                                               F-2

Consolidated Balance Sheets as at June 30, 1998 and 1997                                        F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 1998, 1997 and
1996
                                                                                                F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended June
30, 1998, 1997 and 1996
                                                                                                F-5

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998,
1997 and 1996
                                                                                                F-6

Notes to Consolidated Financial Statements                                                      F-8


THE FOLLOWING FINANCIAL STATEMENT SCHEDULE OF THE REGISTRANT IS INCLUDED IN ITEM
14(a)(2):

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended June
30, 1998, 1997 and 1996
                                                                                               F-23



Schedules other than the one listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes.



--------------------------------------------------------------------------------

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]



August 26, 1998,
except for note 5(d)
which is as at
September 17, 1998


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Azco Mining Inc. (Delaware)


We have audited the consolidated financial statements and the financial statement schedule of Azco Mining Inc. (Delaware) and its subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Azco Mining Inc. (Delaware) and its subsidiaries as at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with United States generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PricewaterhouseCoopers is a Canadian member firm of PricewaterhouseCoopers International Limited, an English company limited by guarantee.

AZCO MINING INC. (DELAWARE)
Consolidated Balance Sheets as at June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                                                    1998                   1997
                                                                                       $                      $
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                        18,320,882            17,080,260
Restricted cash (note 10)                                                            16,165                34,106
Prepaids and other (note 4)                                                         201,061                80,893
Income taxes receivable                                                             782,000               479,728
                                                                                -----------           -----------

                                                                                 19,320,108            17,674,987
                                                                                -----------           -----------

PROPERTY AND EQUIPMENT

Furniture and equipment                                                              90,440               158,539
Less:  accumulated depreciation and amortization                                    (66,382)             (111,259)
                                                                                -----------           -----------

                                                                                     24,058                47,280
                                                                                -----------           -----------

REFUNDABLE DEPOSITS (note 5)                                                             --               615,255

DEPOSIT (note 10)                                                                        --             4,000,000

INVESTMENT AND ADVANCES (note 4)                                                    134,778                    --

OTHER ASSETS                                                                          7,725                 7,725
                                                                                -----------           -----------

                                                                                    142,503             4,622,980
                                                                                -----------           -----------

                                                                                 19,486,669            22,345,247
                                                                                ===========           ===========

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                            299,061               337,050
                                                                                -----------           -----------

STOCKHOLDERS' EQUITY

Authorized -
        100,000,000 common shares with a par value of $0.002 per share

Issued and outstanding -
         25,680,497 common shares (1997 - 25,579,834)                                51,361                51,160

Additional paid-in capital                                                       25,999,733            25,776,411
Deficit                                                                          (6,863,486)           (3,819,374)
                                                                                -----------           -----------

                                                                                 19,187,608            22,008,197
                                                                                -----------           -----------

                                                                                 19,486,669            22,345,247
                                                                                ===========           ===========

                                  CONTINGENCIES AND COMMITMENTS (notes 5 and 10)

              The accompanying notes are an integral part of these
                       consolidated financial statements.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Operations
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                                 1998                   1997                   1996
                                                                    $                      $                      $
INCOME

Interest income                                                 1,052,516             1,332,679               817,581
Gain (loss) on sale of assets (note 5)                               (970)               11,074            26,076,026
Other income                                                        9,852                25,000                    --
                                                              -----------           -----------           -----------

                                                                1,061,398             1,368,753            26,893,607
                                                              -----------           -----------           -----------

OPERATING EXPENSES

Salaries (note 10)                                              1,007,740             1,107,910               774,461
General and administrative                                      1,138,682             1,037,253               772,997
Write-down of mineral properties                                       --                    --               848,487
Exploration                                                     3,263,405             7,575,006               738,597
Accounting and legal                                              384,870               254,288               578,928
Amortization and depreciation                                      20,050                33,498                57,147
Interest expense, net of amount capitalized (note 6)                   --                    --               171,173
Financing and acquisition                                              --               113,031               109,362
Legal settlement costs (note 10)                                  400,000                    --                    --
                                                              -----------           -----------           -----------

                                                                6,214,747            10,120,986             4,051,152
                                                              -----------           -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES                              (5,153,349)           (8,752,233)           22,842,455

INCOME TAX BENEFIT (PROVISION) (note 8)                         2,109,237               596,533            (5,715,000)
                                                              -----------           -----------           -----------

NET INCOME (LOSS)                                              (3,044,112)           (8,155,700)           17,127,455
                                                              ===========           ===========           ===========

BASIC INCOME (LOSS) PER COMMON SHARE (note 9)
                                                                    (0.12)                (0.32)                 0.67
                                                              ===========           ===========           ===========

DILUTED INCOME (LOSS) PER COMMON SHARE (note 9)
                                                                    (0.12)                (0.32)                 0.67
                                                              ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                               25,646,449            25,787,247            25,554,322
                                                              ===========           ===========           ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Stockholders' Equity
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------



                                            COMMON STOCK
                                   -----------------------------        ADDITIONAL          RETAINED
                                    NUMBER OF                            PAID-IN            EARNINGS
                                      SHARES              AMOUNT         CAPITAL            (DEFICIT)          TOTAL
                                                               $               $                   $               $
Balance - June 30, 1995             25,512,938            51,026        24,937,549       (12,791,129)        12,197,446

Tax benefit of stock options                --                --           650,000                --            650,000
Net income                                  --                --                --        17,127,455         17,127,455
                                   -----------       -----------       -----------       -----------        -----------

Balance - June 30, 1996             25,512,938            51,026        25,587,549         4,336,326         29,974,901

Stock options exercised                 66,896               134            38,866                --             39,000
Stock option compensation                   --                --           149,996                --            149,996
Net loss                                    --                --                --        (8,155,700)        (8,155,700)
                                   -----------       -----------       -----------       -----------        -----------

Balance - June 30, 1997             25,579,834            51,160        25,776,411        (3,819,374)       (22,008,197)

Stock options exercised                 59,572               119            54,174                --             54,293
Issued for property interest            41,091                82            49,918                --             50,000
Stock option compensation                   --                --           119,230                --            119,230
Net loss                                    --                --                --        (3,044,112)        (3,044,112)
                                   -----------       -----------       -----------       -----------        -----------

Balance - June 30, 1998             25,680,497            51,361        25,999,733        (6,863,486)        19,187,608
                                   ===========       ===========       ===========       ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Cash Flows
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


                                                                     1998               1997               1996
                                                                        $                  $                  $
CASH PROVIDED FROM (USED FOR)

OPERATING ACTIVITIES

Net income (loss)                                              (3,044,112)        (8,155,700)        17,127,455
Adjustments to reconcile net income (loss) to net
cash provided by -
  Depreciation and amortization                                    20,050             33,498             57,147
  Stock option compensation expense (note 7)                      119,230            149,995                 --
  Issuance of common stock for property interest                   50,000                 --                 --
  Tax benefit of stock options                                         --                 --            650,000
  Amortization of premium on investment securities
                                                                       --              5,687              1,284
  Write-down of mineral properties                                     --                 --            848,487
  Loss (gain) on sale of furniture and equipment                      970            (11,074)             4,461
  Gain on sale of assets                                               --                 --        (26,076,026)
  Loss on write-down of refundable deposits (note 13)
                                                                  370,505                 --                 --
                                                              -----------        -----------        -----------

                                                               (2,483,357)        (7,977,594)        (7,387,192)

Net change in assets and liabilities -
  Restricted cash                                                  17,941             17,504            298,510
  Prepaids and other                                             (120,168)           135,768           (151,542)
  Refundable deposits                                             244,750           (615,255)                --
  Income taxes receivable                                        (302,272)          (479,728)                --
  Accounts payable and accrued liabilities                        (37,989)           278,833           (545,278)
  Deferred liability                                                   --                 --           (450,000)
  Deposit                                                       4,000,000                 --         (4,000,000)
  Proceeds from sale of mineral properties                             --                 --         39,173,295
                                                              -----------        -----------        -----------

                                                                1,318,905         (8,640,472)        26,937,793
                                                              -----------        -----------        -----------

INVESTING ACTIVITIES

Purchase of short-term investments                                     --                 --         (1,401,971)
Proceeds from maturity of short-term investments                       --          1,395,000                 --
Purchase of furniture and equipment and construction in
progress
                                                                   (2,900)           (22,163)            (6,245)
Proceeds from sale of furniture and equipment                       5,102             13,090             28,882
Development of mineral properties                                      --                 --           (516,577)
Purchase of Minera Cortez Resources Ltd. shares                   (34,055)                --                 --
Purchase of convertible debenture and accrued interest
                                                                 (100,723)                --                 --
                                                              -----------        -----------        -----------

                                                                 (132,576)         1,385,927         (1,895,911)
                                                              -----------        -----------        -----------



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Cash Flows
For the years ended June 30, 1998, 1997 and 1996
(cont'd)
--------------------------------------------------------------------------------


                                                     1998               1997               1996
                                                        $                  $                  $
FINANCING ACTIVITIES

Proceeds from exercise of stock options            54,293             39,000                 --
Proceeds from issuance of debt                         --                 --            500,000
Payments of debt                                       --                 --         (3,040,715)
                                              -----------        -----------        -----------

                                                   54,293             39,000         (2,540,715)
                                              -----------        -----------        -----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
                                                1,240,622         (7,215,545)        22,501,167

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR                              17,080,260         24,295,805          1,794,638
                                              -----------        -----------        -----------

CASH AND CASH EQUIVALENTS -
END OF YEAR                                    18,320,882         17,080,260         24,295,805
                                              ===========        ===========        ===========

CASH PAID DURING THE YEAR

Interest paid net of amount capitalized               Nil                Nil            230,453
                                              ===========        ===========        ===========

Taxes                                                 Nil                Nil          5,715,000
                                              ===========        ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------



1.   NATURE OF OPERATIONS

     Azco Mining Inc. (Delaware) (the Company) is a U.S. mining company with a general business strategy to acquire mineral properties. The Company plans to supplement its core asset, a 30% interest in the Piedras Verdes Project, through its acquisition of other mineral properties. As at June 30, 1998, none of the properties had proven reserves of commercial ore.

     Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.


2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

     CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

     MINERAL PROPERTIES

     The Company expenses prospecting and exploration costs and capitalizes costs directly attributable to the acquisition of mining properties, pending determination as to their commercial feasibility (to contain a viable mineral deposit). Development costs are capitalized and, upon commencement of production, will be amortized using the units-of-production method. Gains or losses resulting from the sale or abandonment of mineral properties are included in operations. Proceeds from sales of properties in which the Company has retained an economic interest are credited against property costs, and no gain is recognized until all costs have been fully recovered.

     PROPERTY EVALUATION

     Recoverability of investments in non-operating properties is evaluated periodically. Estimated future net cash flows from each property are calculated using estimates of proven and probable ore reserves, estimated future prices (considering historical and current prices, price trends, and related factors), operating capital, and reclamation costs on an undiscounted basis. Reductions in the carrying value of each property are recorded to the extent the remaining investment exceeds the estimate of future net cash flows.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     PROPERTY EVALUATION (cont'd)

     Where properties are held for sale, recoverability is assessed based on management's estimate of fair value. Reductions in the carrying value of each property are recorded to the extent the remaining investment exceeds fair value, less costs of disposal.

     FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition of furniture and equipment, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss is included in operations.

     The Company depreciates these assets over their estimated useful lives (3 - 5 years) using the straight-line method.

     INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), which defines a fair value based method of accounting for employee (including directors) stock options for similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 has been applied. The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB No. 25. The fair value of options granted to non-employees and directors is expensed as compensation when options are granted, and the corresponding amount is credited to stockholders' equity.


3.   CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company invests its cash and cash equivalents in high quality issuers with credit quality at the time of purchase of at least A1/P1 or A. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation's insurance limit. At June 30, 1998 and 1997, cash equivalents of $18,300,000 and $16,800,000, respectively, were invested by one bank's trust and institutional portfolio department.


4.   INVESTMENT AND ADVANCES

  (a)  INVESTMENT

     On June 18, 1998, the Company entered into an agreement with Minera Cortez Resources Ltd. (Cortez), a private company, whereby the Company was granted a right of first refusal for a period of five years to acquire all or any of the property interest that Cortez decides to either joint venture, option, or dispose of. In consideration, the Company has subscribed for 200,000 common shares of Cortez at Cdn. $0.25 per share. The Company was also granted a right of first refusal for the same period to provide up to 100% of any private or public equity or debt financing that Cortez proposes to obtain, on similar terms as any third party is willing to provide.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

4.   INVESTMENTS AND ADVANCES (cont'd)

  (b)  ADVANCES

     On May 22, 1998, the Company entered into an agreement to purchase a $1,500,000 convertible debenture of Oro Argentina Limited (OAL) for the purpose of financing the first phase of the Chiqua White Bentonite Project and the option payments of OAL. OAL has an option to acquire a 50% interest in the Bentonite Project in San Juan, Argentina pursuant to an agreement dated February 2, 1998 between OAL and Pierre Martre. The debenture bears interest at 12% per annum and is due on September 1, 2000. During the term of the debenture, the Company has the option to convert the unpaid balance of the principal and interest into common units of OAL at $0.50 per unit, where each unit consists of one common share and one warrant, and each warrant entitles the Company to purchase an additional common share at $0.60 per share for a period of two years after conversion. The debenture is collateralized by a first floating and fixed charge on the assets of OAL.

     As at June 30, 1998, $100,000 has been drawn against the debenture by OAL.

     The Company was also granted a two-year option to purchase all of the shares of OAL, subject to OAL shareholders' approval. Pursuant to the terms of the agreement, if the financing of the second phase of the project is not in place after 18 months from the date of issue of the debenture, the Company can extend the option for an additional year. The exercise of the option will be paid with common shares of the Company at a ratio of one common share for two shares of OAL. The shares of the Company issued for 10,136,935 issued and outstanding shares of OAL and any other shares issued pursuant to the purchase option will be placed into a pool for a period of two years, 25% of which will be released immediately, 25% one year thereafter, and the remaining 50% two years thereafter.

     The Company has also advanced $24,371 to OAL for option payments and other expenses related to the Bentonite Project. The loan bears interest at 12% per annum and is due on March 9, 1999. In the event that the loan and accrued interest are not repaid by the due date, they are automatically converted into Class S shares of OAL at $0.50 per share as full repayment of the loan. The loan has been recorded in prepaids and other at June 30, 1998.


5.   MINERAL PROPERTIES

  (a)  SANCHEZ PROJECT

     During the year ended June 30, 1996, the Company sold 100% of its investment in the Sanchez property located in Graham County, Arizona. Proceeds of $37,000,000 from the sale were received and a gain of $26,076,026 was recorded.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


5.   MINERAL PROPERTIES (cont'd)

   (b)  PIEDRAS VERDES PROJECT

     The Piedras Verdes Project is located in southern Sonora, Mexico. During the year ended June 30, 1996, the Company sold 70% of its interest in the Piedras Verdes Project to Phelps Dodge Corporation (Phelps Dodge). In accordance with the Company's policy regarding sales of mineral properties, proceeds of $3,000,000 from the sale were credited against the remaining development costs and no gain was recognized.

     Under the terms of the sales agreement with Phelps Dodge, all assets and commitments related to this project were transferred to a separate company incorporated as Cobre del Mayo, S.A. de C.V. (Cobre). The Company maintains a 30% interest and Phelps Dodge a 70% interest in Cobre. Under the terms of the Shareholders' and Operator's Agreement among Phelps Dodge, Cobre del Mayo, Inc., the Company, and Cobre, the Company committed to provide up to $3,000,000 for costs required to bring the Piedras Verdes Project to the feasibility stage. As at June 30, 1998, the Company has advanced $3,669,761 towards the project. The Company also committed to funding its 30% of expenditures incurred in the feasibility stage. The Company is expensing all costs related to the project.

     On March 4, 1997, Cobre entered into a mining exploration and exploitation agreement with Compania Minera Serrana, S.A. de C.V. This agreement superseded the pre-existing lease. Under the terms of this agreement, Cobre has the following commitments to be funded 70% by Phelps Dodge and 30% by the Company:

     - $10,000 per month from the execution of the agreement until production begins

     - three payments of $299,035 due on the date of execution and on the first and second anniversaries of the date of execution

     - royalties equal to three percent of the net value of mineral production

     - advance royalties of $1,000,000 on the third through fifth anniversaries of the date of execution, and $1,500,000 on the sixth through eleventh anniversaries if commercial production is not met by those anniversary dates.

   (c)  SUAQUI VERDE PROJECT

     On June 20, 1996, the Company entered into a Mineral Exploration and Option to Form Company Agreement with Minera Phelps Dodge Mexico (MPDM) for the mineral exploration and evaluation of the Suaqui Verde mineral concessions in Sonora, Mexico. Under the terms of the agreement, MPDM could earn a 70% interest in the concessions by incurring exploration expenditures of $2,000,000 on the project over three years, funding the completion of a comprehensive feasibility study, and paying the Company $25,000 annually.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


5.   MINERAL PROPERTIES (cont'd)

   (c)  SUAQUI VERDE PROJECT (cont'd)

     During the year ended June 30, 1998, the option agreement was terminated.

     The Company is committed to pay $24,000 annually to the property owners.

   (d)  MALI PROJECT

     On May 9, 1996, the Company entered into a Memorandum of Agreement with West African Gold and Exploration, Ltd. (WAG), a British Virgin Islands company, Eagle River International Limited (Eagle River), a Vanuatu corporation, and Lion Mining Finance Limited (Lion Mining), a United Kingdom corporation. Eagle River has purchased properties in Mali, Africa from Guefest, a Russian mining consortium. Under the terms of this agreement, the properties were transferred to West African Gold (Mali) Inc. (WAG (Mali)) on July 7, 1997. Shares in this corporation have been transferred to Chaplin Holding Ltd., a Bahamian company, which has changed its name to Sanou Mining Corporation (Sanou). The Company currently holds a 100% interest in Sanou.

     On May 17, 1996, under the terms of the above agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle River, Lion Mining, and WAG, had guaranteed $1,000,000 of development by May 15, 1997 to keep the properties in good standing. During the year ended June 30, 1997, the Company funded $4,052,316 for operating costs on the Mali Project, which exceeds the required expenditures. The operating costs are included in exploration costs in the accompanying statement of operations.

     On September 3, 1997, the Company served notice to Eagle River that it was declaring default of the Mali agreement as the work commitment for the licence on the Mali Project was unacceptable. Under the terms of the agreement, Eagle River and Lion Mining have to repay all advances made by the Company towards the Mali Project. These advances were secured by promissory notes from Eagle River and debentures from Societe Olifer de Falome (SOF) and WAG Mali in the amount of $4,000,000. The Company is in the process of foreclosure on these securities and, as a consequence, takes the position that it is the 100% owner of the mining concessions through its subsidiaries WAG and Sanou and will pursue Eagle River and SOF for any value shortfall.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


5.   MINERAL PROPERTIES (cont'd)

   (d)  MALI PROJECT (cont'd)

     On November 18, 1997, the Company entered into an agreement with Lion Mining forming a joint venture called the Kingfisher Venture created to pursue profitable exploitation of mineral opportunities located by Lion Mining. Pursuant to the terms of the agreement, Lion Mining will seek and make available to the venture mineral opportunities coming to them in which they are capable of participating, and the Company has the right of first refusal on these opportunities. The term of the venture is the longer of three years or the payout of the Negative Balance plus six months, expiring on December 31, 2010. The Negative Balance is equal to the total expenditures related to the Mali agreement less all recoveries. Lion Mining has also assigned to the Company all its rights and interests in the Mali agreement and has agreed to cooperate fully with the Company in pursuit of any remedies against Eagle River. The Company has released and discharged Lion Mining of all suits, debts, and claims related to the Mali agreement. The Company plans to foreclose on the promissory notes of Eagle River.

     On December 18, 1997, WAG (Mali) was granted a renewable exploration agreement on the Mali Project by the Mali Ministry of Mines and Energy. The agreement runs through December 1998 and has a work commitment of $3,360,000 assigned to it. As of June 30, 1998, this work commitment has been fulfilled.

     On April 6, 1998, the Company entered into an agreement with Lines Overseas Management Ltd. (Lines), subject to regulatory approval. Under the terms of the Mali agreement, Lines had originally advanced $500,000 and 125,000 shares of the Company owned by it to Eagle River for payments to Guefest and other parties. The Company has agreed to issue 375,000 of its shares to Lines in consideration for assigning and quitclaiming to the Company all advances and shares and any other benefit or claim of Lines related to the Mali agreement. These shares were issued on September 17, 1998.

   (e)  INDONESIA PROJECTS

     During the year ended June 30, 1997, the Company entered into certain agreements to obtain the rights to explore properties in Indonesia. As a part of the agreements, the Company was obligated to pay all costs required under Indonesian law. These costs include funds required to be put on deposit with the Indonesian Ministry of Mines to obtain Contracts of Work
     (CoWs).

     At June 30, 1997, the Company had a total of $615,255 on deposit with the Indonesian Ministry of Mines as security for CoWs on mineral concessions covering 121,623 hectares. During the year ended June 30, 1998, the Company decided not to pursue exploration on 83,940 hectares. As a result, the Company has received a refund of $244,750 in deposits on one of the properties and has applied for a refund of $182,090 on another property. The Company has since written off $370,505 in deposits to exploration expenses as at June 30, 1998.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


5.   MINERAL PROPERTIES (cont'd)

   (f)  BENITOITE PROJECT

     On December 1, 1997, the Company entered into an agreement whereby it was granted an option to purchase the Benitoite mineral property in San Benito County, California for a purchase price of $1,500,000. The Company can exercise the option on or before February 1, 1999. Pursuant to the terms of the agreement, the Company has made a non-refundable payment of $20,000 to the property owners.


6.   NOTES PAYABLE

     On May 12, 1995, the Company issued $2,000,000, 14% convertible debentures. Interest at 14% per annum was payable semi-annually from the issue date. The convertible debentures could have been converted to common stock at the option of the investor at any time during the two-year term of the convertible debentures for $2.00 per share. The convertible debentures were subordinated to any and all security or obligations that may have been issued or incurred by the Company in connection with the Company's debt financing requirement for its mineral properties. The convertible debentures were paid in full on December 19, 1995. No penalty was assessed for early extinguishment of the debt.

     Interest expense for the year ended June 30, 1996 was $171,173.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


7.   WARRANTS AND STOCK OPTIONS

     WARRANTS

     In connection with a private offering in October 1994, the Company issued 1,650,000 common shares with warrants at a price of Cdn. $2.85 per unit. Each warrant entitles the holder to purchase one additional common share of the Company for a period of two years from the closing at a purchase price of Cdn. $2.95 per common share. In October 1996, the exercise period was extended one year. The warrants were not exercised by October 1997 and have expired.

                                                               OTHER          SPECIAL           TOTAL
Exercise price                                        $2.00 to $4.00       Cdn. $2.95

Expiration date                                          07/31/93 to         10/19/97
                                                            07/31/95

Balance outstanding at June 30, 1995                         100,000        1,650,000        1,750,000

Cancelled                                                   (100,000)              --         (100,000)
                                                      --------------       ----------       ----------

Balance outstanding at June 30, 1997 and 1996                     --        1,650,000        1,650,000

Expired                                                           --       (1,650,000)      (1,650,000)
                                                      --------------       ----------       ----------

Balance outstanding at June 30, 1998                             Nil              Nil              Nil
                                                      ==============       ==========       ==========

     STOCK OPTIONS

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based employee compensation arrangements. Under APB No. 25, as the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company has a Stock Option Plan (the Plan) dated July 24, 1989, as amended, for the granting of options to purchase common stock. The board of directors may grant options to key personnel and others as it deems appropriate. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for fiscal 1998: risk-free interest rate from 5.12% to 5.83%, no dividend, volatility factor of the expected market price of the Company's common stock of 0.65, and an expected life of the option of five years.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


7.   WARRANTS AND STOCK OPTIONS (cont'd)

     STOCK OPTIONS (cont'd)

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options. Changes in the subjective assumptions can materially affect the fair value estimate.

     For the purposes of pro forma disclosure, the estimated fair value of the options of $59,141 (1997 - $376,394) is expensed when the options are granted as the options are fully vested when granted. The Company's pro forma information for fiscal 1998 and 1997 follows:

                                                1998                1997
                                                   $                   $
Pro forma net loss                        (3,103,293)         (8,532,094)

Pro forma basic loss per share                 (0.12)              (0.33)

Pro forma diluted loss                         (0.12)              (0.33)

     The estimated fair value of options granted to non-employees of $119,230 (1997 - $149,995) has been credited to paid-in capital and shown as a charge to salaries in the statement of operations.

     Plan activity for the years ended June 30, 1998, 1997 and 1996 was as follows:

                                            NUMBER OF
                                               SHARES          PRICE RANGE OF OPTIONS
Balance outstanding at June 30, 1995        1,197,408        U.S. $0.40 to Cdn. $3.50

Granted                                     1,147,500        Cdn. $1.20 to U.S. $3.00
Cancelled                                    (157,500)       Cdn. $2.40 to Cdn. $3.40
                                            ---------

Balance outstanding at June 30, 1996        2,187,408        U.S. $0.40 to Cdn. $3.50

Granted                                       565,000        Cdn. $1.87 to Cdn. $2.32
Cancelled                                    (420,940)       Cdn. $1.80 to Cdn. $3.00
Exercised                                     (66,896)       U.S. $0.40 to Cdn. $1.55
                                            ---------

Balance outstanding at June 30, 1997        2,264,572        Cdn. $1.20 to U.S. $3.00

Granted                                       252,000        Cdn. $1.40 to Cdn. $1.95
Cancelled                                    (297,500)       Cdn. $1.80 to U.S. $2.00
Exercised                                     (59,572)       Cdn. $1.20 to Cdn. $1.55
                                            ---------

Balance outstanding at June 30, 1998        2,159,500        Cdn. $1.40 to U.S. $3.00
                                            =========



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------

7.   WARRANTS AND STOCK OPTIONS (cont'd)

     STOCK OPTIONS (cont'd)

     At June 30, 1998 and 1997, 1,485,545 and 181,543 shares of common stock were reserved for future grants of options, respectively.

     Of the 2,159,500 stock options outstanding at June 30, 1998, 1,235,000 stock options were issued to directors, employees or key advisors of the Company.

     Stock options exercisable at June 30, 1998 include the following:

                                                                                 WEIGHTED
                                                                                   AVERAGE
                                                   NUMBER OF                EXERCISE PRICE      WEIGHTED AVERAGE
PRICE RANGE OF OPTIONS                                SHARES                        CDN. $        REMAINING LIFE

Cdn. $1.40 to Cdn. $1.80                           1,244,500                          1.78             35 months
Cdn. $1.85 to Cdn. $2.65                             758,000                          2.05             40 months
Cdn. $2.89 to U.S. $3.00                             157,000                          3.91             18 months


8.   INCOME TAXES

     The income tax (benefit) expense is as follows:

                                        1998              1997              1996
                                           $                 $                 $
Current  -
Federal                           (2,109,237)         (568,524)        4,080,000
State                                     --           (28,009)        1,635,000
                                  ----------        ----------        ----------

Total tax (benefit) expense       (2,109,237)         (596,533)        5,715,000
                                  ==========        ==========        ==========



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


8.   INCOME TAXES (cont'd)

     Income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes, as shown.

                                                 1998              1997              1996
                                                    $                 $                 $
Tax expense (benefit) at the federal
statutory rate
                                           (1,803,678)       (3,027,500)        7,995,803
State tax                                    (257,668)         (431,477)        1,142,257
Change in valuation allowance                (162,463)        2,874,764        (4,207,230)
Write-down of deferred tax asset for
stock options
                                                   --            96,692                --
Stock options                                      --                --           650,000
Other                                         114,572          (109,012)          134,170
                                           ----------        ----------        ----------

Tax expense (benefit)                      (2,109,237)         (596,533)        5,715,000
                                           ==========        ==========        ==========

     The components of the net deferred tax asset at June 30, 1998 and 1997 are as follows:

                                                  1998              1997
                                                     $                 $
Deferred tax asset -
State net operating loss carryforward          379,960            68,532
Foreign mineral properties                   3,432,905         3,911,789
Other                                           27,844            22,851
Valuation allowance                         (3,840,709)       (4,003,172)
                                            ----------        ----------

Net deferred tax asset                             Nil               Nil
                                            ==========        ==========

     The net change in the valuation allowance for the deferred tax asset of the Company is as follows:

                                                       1998              1997             1996
                                                          $                 $                $
Valuation allowance as of July 1                  4,003,172         1,128,408        5,335,638
Increase (decrease) in valuation allowance         (162,463)        2,874,764       (4,207,230)
                                                 ----------        ----------       ----------

Valuation allowance as of June 30                 3,840,709         4,003,172        1,128,408
                                                 ==========        ==========       ==========

     At June 30, 1998, the Company had net operating loss carryforwards for Arizona income tax purposes of approximately $7.6 million (1997 - $5.3 million). These losses expire in the amount of $5.3 million on June 30, 2002 and $2.3 million on June 30, 2003.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------



9.   EARNINGS PER SHARE

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) was issued. In accordance with SFAS No. 128, the Company has adopted the new standard in the quarter ended December 31, 1997 and for the year ended June 30, 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations, and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of EPS for fiscal 1998, 1997 and 1996:

                                                                              1998                 1997                1996
Net income (loss) applicable to basic and diluted income (loss)
per share
                                                                       $ (3,044,112)       $ (8,155,700)     $     17,127,455
                                                                       ============        ============        ==============

Weighted average number of common shares assuming no dilution
                                                                         25,646,449          25,787,247            25,512,938

Stock options and warrants that had a dilutive effect on net income (based on relationship of market value to exercise
price), assumed to have been exercised on the first day of
each period (or date of grant, if later), less the number of shares which could have been purchased from the proceeds of such assumed exercise; number of shares using the weighted average market price for the assumed purchase of shares described above
                                                                                 --                  --                41,384
                                                                       ------------        ------------        --------------

Weighted average common shares applicable to income per common share
                                                                         25,646,449          25,787,247            25,554,322

Additional shares using the market close price at the end of the period for the assumed purchase of shares described above
                                                                                 --                  --                77,801
                                                                       ------------        ------------        --------------

Weighted average number of common shares assuming full dilution
                                                                         25,646,449          25,787,247            25,632,123
                                                                       ============        ============        ==============

Basic income (loss) per common share                                   $      (0.12)       $      (0.32)       $         0.67
                                                                       ============        ============        ==============

Diluted income (loss) per common share                                 $      (0.12)       $      (0.32)       $         0.67
                                                                       ============        ============        ==============

     Stock options and warrants that are antidilutive have not been included in the computation of diluted income per common share.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------



10.  CONTINGENCIES AND COMMITMENTS

   (a)  COPPER PURCHASE AGREEMENT

     The Company had formerly entered into a Copper Purchase Agreement relating to the copper output of the Sanchez Project. After sale of the Sanchez Project, the Company was informed that it was in alleged violation of this agreement. A lawsuit was filed against the Company by AIOC Corporation
     (AIOC). The Company agreed to binding arbitration with AIOC and received a dismissal of the lawsuit on February 8, 1996, under terms of the Stipulation and Order of Compromise and Dismissal.

     Under the terms of the Company's Stipulation and Order of Compromise and Dismissal with AIOC, the Company placed $4,000,000 into escrow to satisfy any award in the arbitration. During the year ended June 30, 1998, the Company settled the dispute and paid $400,000 to AIOC. This amount has been recorded as a legal expense. The remaining deposit with interest held in escrow has been refunded to the Company.

   (b)  EMPLOYMENT AGREEMENTS

     The Company has entered into agreements with five officers and two directors. The agreements provide that if there is a change in control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such acquisition of control, the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code. In addition, the officers will continue to be covered by all of the Company's medical, health, life, and dental plans for 24 months after such change of control. The directors shall receive a lump sum cash payment in the amount not to exceed $100,000.

     In addition, the Company has entered into separate management agreements with its President and its Executive Vice-President. These agreements were effective February 1, 1998 for a term of 36 months, and provide that in the event of termination or failure to renew, the officer will receive a termination fee equal to the sum of:

(i) buy-out of any outstanding stock options at the average market price of the Company's shares and less the exercise price, or at the officer's election and subject to regulatory approval, extension of the option for a year after termination

(ii) greater of the aggregate remaining base fee for the unexpired remainder of the term, or an annual base fee plus one month of base fee for each year of service after the effective date of the agreement.

     During the year ended June 30, 1998, the Company paid $304,000 in management fees to companies controlled by directors. This amount has been recorded as salaries expense.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------


10.  CONTINGENCIES AND COMMITMENTS (cont'd)

   (c)  PUBLIC RELATIONS AGREEMENT

     On April 1, 1998, the Company entered into an agreement with the Wall Street Group to provide financial public relations services to the Company. Pursuant to the terms of the agreement, the Company will pay a monthly cash fee of $5,000 and has granted a five-year stock option on 84,000 common shares of the Company at $1.20 per share. If the agreement is not cancelled or modified after 12 months, the same terms will apply for the next 12 months, except that an additional five-year stock option on as many common shares as can be purchased for $100,000 will be granted, with an exercise price equal to the closing bid price on April 1, 1999. Each year thereafter, this additional stock option grant and formula will be maintained until the agreement is cancelled or modified.

   (d)  LEASE COMMITMENTS

     The Company is obligated under a long-term operating lease for its office space in Vancouver, British Columbia, through April 1999. The lease contains a renewal option of five years. The Company was required to provide a letter of credit in the amount of $16,165 at June 30, 1998. The letter of credit is collateralized by a term deposit of $16,165, which is recorded in financial statements as restricted cash. The Company has also leased office space in the U.S. and the United Kingdom. The aggregate annual rental commitment under the leases is as follows:

                          $
June 30, 1999        88,700
         2000        18,600
         2001        18,600
         2002        18,600
         2003        18,600
                    -------
                    163,100
                    =======

     Rental expense, net of sublease income, for the years ended June 30, 1998, 1997 and 1996 was $60,514, $68,121 and $69,140, respectively.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents and restricted cash approximated fair value as of June 30, 1998 and 1997 because of the relatively short maturity of these instruments. It is not practicable to estimate the fair value of advances to OAL because the ultimate recovery of the advances is dependent on the ability of OAL to realize its exploration and development assets, which are subject to the measurement uncertainty inherent in such assets.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------



12.  SUBSEQUENT EVENTS

     (a) On July 21, 1998, the Company entered into an option agreement with Cortez whereby the Company was granted an option to earn up to a 70% interest in the La Adelita property in Sonora, Mexico under the following terms:

          (i) by subscribing to 100,000 common shares of Cortez at Cdn. $0.25 per share

          (ii) by making option payments and paying finder's fees on behalf of Cortez totalling $165,000 over the next five years

          (iii) by incurring exploration expenditures on the property totalling $500,000 over the next three years.

     (b) On August 6, 1998, the Company approved the repurchase of up to 1,284,024 shares of its issued and outstanding common stock on the American Stock Exchange commencing August 13, 1998 and continuing up until August 13, 1999. The maximum authorized repurchase price is U.S. $1.50 per common share.


     13.  FOURTH QUARTER CHARGES

     During the fourth quarter of fiscal 1998, the Company recorded additional compensation expense of $119,230 related to the accounting of stock options granted to non-employees under SFAS No. 123. The Company recorded a tax benefit of $216,000 for additional tax recoveries estimated. In addition, the Company wrote off $370,505 in refundable deposits held by the Indonesian government due to the uncertainty of recoverability.


     14.  NEW PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently assessing the impact of these statements. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997 and SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.



--------------------------------------------------------------------------------

AZCO MINING INC. (DELAWARE)
Schedule II - Valuation and Qualifying Accounts
For the years ended June 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------



COL. A                                                      COL. B             COL. C               COL. D              COL. E
                                                        BALANCE AT                                                  BALANCE AT
DESCRIPTIONS                                             BEGINNING                                                      END OF
                                                           OF YEAR          ADDITIONS           DEDUCTIONS                YEAR
                                                                 $                  $                    $                   $
Valuation allowance for deferred tax asset(1):

June 30, 1998                                            4,003,172                  --             162,463           3,840,709

June 30, 1997                                            1,128,408           2,874,764                  --           4,003,172

June 30, 1996                                            5,335,638                  --           4,207,230           1,128,408



(1) For further information, refer to Note 8, Income Taxes, in the Notes to the Consolidated Financial Statements included in Form 10-K.


--------------------------------------------------------------------------------