Form 10-Q
period 1998-09-30
AZCO MINING INC
filed 1998-11-17
CIK 851726

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               YES [X]    NO [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,423,221 shares of the Company's Common Stock were outstanding as of November 11, 1998.

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




                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                       PAGE
                                                       ----
Consolidated Balance Sheets                               3

Consolidated Statements of Operations                     4

Consolidated Statements of Cash Flows                     5

Consolidated Statements of Stockholders' Equity           6

Notes to Interim Consolidated Financial
  Statements                                            7-9

AZCO MINING INC. (DELAWARE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


               ASSETS                                    SEPT., 30           JUNE, 30
                                                           1998                1998
Current assets:
  Cash and cash equivalents                             $16,458,216          $18,320,882
  Restricted cash                                            16,165               16,165
  Prepaid and other                                         226,261              201,061
  Income tax receivable                                     782,000              782,000
                                                       ------------          -----------
      Total current assets                               17,482,642           19,320,108
                                                       ------------          -----------

Property and equipment:
  Furniture and equipment                                    90,440               90,440
  Less accumulated depreciation                             (70,463)             (66,382)
                                                       ------------          -----------
                                                             19,977               24,058
                                                       ------------          -----------
Investments and advances                                  1,103,269              134,778
Other assets                                                  7,725                7,725
                                                       ------------          -----------
                                                       $ 18,613,613          $ 19,486,669
                                                       ------------          -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities             $     88,869          $   299,061
                                                       ------------          -----------
    Total current liabilities                                88,869              299,061
                                                       ------------          -----------
Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,0000,000 shares
  authorized; 25,423,221 and 25,680,497 shares
  outstanding as of September 30, 1998 and June 30,
  1998 respectively                                          51,559               51,361
  Additional paid-in capital                             26,065,830           25,999,733
  Deficit                                                (7,592,645)          (6,863,486)
                                                       ------------          -----------
                                                         18,524,744            19,187,608
                                                       ------------          -----------
      Total liabilities and stockholders' equity       $ 18,613,613          $ 19,486,669
                                                       ============          ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
(DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                   THREE MONTHS ENDED
                                      SEPTEMBER 30,
                                 --------------------------

                                    1998          1997
INCOME:
  Interest income                $  261,965     $   280,143
                                 ----------     -----------
                                    261,965         280,143
                                 ----------     -----------
EXPENSES:
  Salaries                          195,805         179,078
  General and administrative        197,606         281,080
  Exploration                       570,412         847,658
  Accounting and legal               23,220          71,532
  Amortization and depreciation       4,081           6,247
                                 ----------     -----------
                                    991,124       1,385,595
                                 ----------     -----------
Loss before income taxes           (729,159)     (1,105,452)
  Income Taxes                                      (87,000)
                                 ----------     -----------
NET LOSS                         $ (729,159)    $(1,018,452)
                                 ==========     ===========
Basic loss per common share      $    (0.03)    $     (0.04)
                                 ==========     ===========
Diluted loss per common share    $    (0.03)    $     (0.04)
                                 ==========     ===========
WEIGHTED AVERAGE COMMON SHARES   25,657,133      25,636,979
                                 ==========     ===========

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               -------------------------------
                                                                      1998           1997
Cash flows from operating activities:
  Net loss                                                         $ (729,159)    $(1,018,452)
  Adjustments to reconcile net loss to net cash
  Used in operations:
    Stock issued for mineral properties                               234,375          50,000
    Depreciation and amortization                                       4,081           6,246
  Changes in assets and liabilities, net:
    Prepaid and other assets                                          (25,200)       (182,912)
    Accounts payable and accrued liabilities                         (210,192)       (159,750)
    Income tax refund                                                                 (87,000)
                                                                -------------    ------------
Net cash used for operating activities                               (726,095)     (1,391,868)
                                                                -------------    ------------
Cash flows from investing activities:
  Advances from Indonesian projects                                                   244,750
  Purchases of furniture and equipment                                                 (2,900)
  Investments and advances                                           (968,491)
                                                                -------------    ------------
Net cash provided by (used for) investing activities                 (968,491)       241,850
                                                                -------------    ------------

Cash flows from financing activity:
  Purchase of treasury stock                                         (168,080)
                                                                -------------    ------------
Net cash used for financing activity:                                (168,080)
                                                                -------------    ------------

Net decrease in cash and cash equivalents                          (1,862,666)     (1,150,018)

Cash and cash equivalents at beginning of period                   18,320,882      17,080,260
                                                                -------------    ------------
Cash and cash equivalents at end of period                      $  16,458,216    $ 15,930,242
                                                                =============    ============


AZCO MINING INC.
(DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)



                                          Common              Additional
                                          Stock                 Paid-In
                                   Shares         Amount        Capital         Deficit
Balance, June 30, 1998           25,680,497      $51,361      25,999,733     $(6,863,486)

Shares issued:
  Property payments                 375,000          750         233,625
Shares purchased:
  Treasury stock                   (275,976)        (552)       (167,528)

Net Loss                                                                        (729,159)
                                 ----------      -------     -----------     -----------
Balance September 30, 1998       25,779,521      $51,559     $26,065,830     $(7,592,645)
                                 ==========      =======     ===========     ===========



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

NOTE 2. PIEDRAS VERDES PROJECT (MEXICO)

The Company recently received a pre-feasibility study on the Piedras Verdes project from its 70% project partner Phelps Dodge Corporation. The study, assuming a copper price of $1.00/lb. estimates project operating costs below $0.50 per pound, over a 10-year life with annual copper production of 130 million pounds. A $3 million work budget advancing the project towards a bankable feasibility study over the next 18 months has been approved and is being initiated by Phelps Dodge Corporation.

NOTE 3. MALI PROJECT (NORTHWESTERN AFRICA)

During the quarter ended September 30, 1998 the Company expensed $287,654 against its Mali Project. Included in project operating costs was $234,375 that represented 375,000 shares of the Company's stock issued under the terms of the Lines Overseas Management Agreement of April 6, 1998. The operating costs are included in exploration costs in the accompanying statement of operations. The Company, as of September 30, 1998, had advanced to the Mali Project a total of $5,123,642.

Effective August 5, 1998 the Company signed a Heads of Agreement with Randgold Resources Limited ("Randgold") whereby Randgold acquired the right to earn up to 75% of the Company's interest in West Africa Gold and Exploration S.A. ("WAG"). To earn this consideration Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the heads of agreement, of at least one million ounces. Thereafter Randgold shall prepare a Bankable Feasibility Study on any such resource for WAG within a further 12 months in order to earn its interest therein.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)



NOTE 4. PONGKOR PROJECT (INDONESIA)

The Company has completed a geologic evaluation of the Pongkor properties and has compiled an extensive report that is currently being disseminated to a number of companies, which have expressed an interest in joint-venturing the properties.

NOTE 5. BENITOITE PROJECT (SAN BENITO COUNTY, CALIFORNIA)

On December 5, 1997 the Company announced that it had acquired the option to purchase a Benitoite Gem Mine in San Benito County, California. The Company paid $20,000 to have the exclusive right to evaluate the property until February 1, 1999. On or before this date the Company may elect to purchase the Project outright for $1,500,000, unencumbered by royalty. The Company may elect to relinquish the option to purchase the Project with no further obligations at anytime prior thereto.

The Company is currently evaluating the results of its due diligence on the project and its Benitoite market feasibility study. The Company is also in negotiations with potential joint-venture partners interested in participating in the Benitoite project.

NOTE 6. LA ADELITA PROPERTY (MEXICO)

On July 21, 1998, the Company entered into an option agreement with Minera Cortez whereby the Company was granted an option to earn up to a 70% interest in the La Adelita property in Sonora, Mexico under the following terms:

  i.  by subscribing for 100,000 common shares of Cortez at Cdn. $0.25 per share

 ii. by making option payments and paying finder's fees on behalf of Cortez totaling $165,000 over the next five years

iii. by incurring exploration expenditures on the property totaling $500,000 over the next three years.

NOTE 7. SHARE REPURCHASE

On August 6, 1998 the Company approved the repurchase of up to 1,284,024 shares of its issued and outstanding common stock on the American Stock Exchange commencing August 13, 1998 and continuing up until August 13, 1999. The maximum authorized repurchase price is $1.50 per common share. The Company repurchased 632,276 shares through November 11, 1998.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)



NOTE 8. INVESTMENTS AND ADVANCES

On May 22, 1998 the Company entered into an agreement to purchase a $1,500,000 convertible debenture of Oro Argentina Limited (OAL) for the purpose of financing the first phase of the Chiqua White Bentonite Project. At September 30, 1998, $1,040,185 has been drawn against the debenture by OAL.

The debenture draws interest at 12% per annum and is due on September 1, 2000. During this term, the Company can convert the debenture into shares of OAL at $0.50 per unit, where each unit consists of one common share and one warrant, convertible into common shares within two years of issue at $0.60 per share.

The ultimate recovery of the debenture is dependent on the ability of OAL to realize its exploration and development assets, which are subject to the measurement uncertainty inherent in such assets.


NOTE 9. OUTSTANDING OPTIONS

At September 30, 1998 the Company had 2,189,500 options outstanding which are exercisable between $0.52 and $3.00 per common share at varying dates through 2003.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Net loss for the three months ended September 30, 1998 was $729,159 compared to a net loss of $1,018,452 for the three months ended September 30, 1997. The decreased net loss is the result of reduced exploration expense for the current period.

Exploration expenses was $570,412 for the three months ended September 30, 1998 compared to $847,658 for the three months ended September 30, 1997. The decrease in exploration expense for the current period is the result of decreased cash calls by Cobre de Mayo on the Piedras Verdes project.

During the three month period ended September 30, 1998 the Company advanced an additional $940,185 against the OAL debenture. Through September 30, 1998 the Company has advanced $1,040,185 to OAL under the May 22, 1998 debenture agreement.

FINANCIAL CONDITION

As of September 30, 1998 the Company had cash and cash equivalents of $16,458,216.

The Company believes that for the current fiscal year ended June 30, 1999 all capital requirements will be funded with present cash and cash equivalents.

AZCO MINING INC. (DELAWARE)


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II. OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

     None.


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


Date: November 13, 1998                 BY: /s/ Alan P. Lindsay
      -----------------                     --------------------------
                                           Alan P. Lindsay
                                           CEO, President and Chairman

Date: November 13, 1998                 BY: /s/ Ryan A. Modesto
      -----------------                     ---------------------------
                                            Ryan A. Modesto
                                            Vice President of Finance