Form 10-Q
period 1998-12-31
AZCO MINING INC
filed 1999-02-16
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20430

                                AZCO MINING INC.

                            (A DELAWARE CORPORATION)

                  IRS EMPLOYER IDENTIFICATION NUMBER 84-1094315

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,252,121 shares of the Company's Common Stock were outstanding as of February 11, 1999.

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



                                PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                                                           PAGE
                                                           ----
Consolidated Balance Sheets                                 3

Consolidated Statements of Operations                       4

Consolidated Statements of Cash Flows                       5

Consolidated Statement of Stockholders' Equity              6

Notes to Interim Consolidated Financial Statements          7 - 9

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                  ASSETS                                  DEC., 31              JUNE, 30
                                                                             1998                  1998
Current assets:
     Cash and cash equivalents                                           $ 15,071,504           $ 18,320,882
     Restricted cash                                                           16,165                 16,165
     Prepaids and other                                                       170,900                201,061
     Income tax receivable                                                    782,000                782,000
                                                                         ------------           ------------
          Total current assets                                             16,040,569             19,320,108
                                                                         ------------           ------------
Property and equipment:
  Furniture and equipment                                                      97,925                 90,440
  Less accumulated depreciation                                               (74,088)               (66,382)
                                                                         ------------           ------------
                                                                               23,837                 24,058
                                                                         ------------           ------------
Investments and advances                                                    1,195,262                134,778
Other assets                                                                    7,725                  7,725
                                                                         ------------           ------------
                                                                         $ 17,267,393           $ 19,486,669
                                                                         ------------           ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                               $     43,215           $    299,061
                                                                         ------------           ------------

     Total current liabilities                                                 43,215                299,061
                                                                         ------------           ------------

Commitments and contingencies

Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  25,252,121 and 25,680,497 shares outstanding as
  of December 31, 1998 and June 30,1998, respectively                          50,504                 51,361
  Additional paid-in capital                                               25,767,591             25,999,733
  Deficit                                                                  (8,593,917)            (6,863,486)
                                                                         ------------           ------------
                                                                           17,224,178             19,187,608
                                                                         ------------           ------------

        Total liabilities and stockholders' equity                       $ 17,267,393           $ 19,486,669
                                                                         ============           ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
(DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED DECEMBER
                                                             DECEMBER  31,                                 DECEMBER  31,
                                                -----------------------------------           -----------------------------------
                                                    1998                   1997                   1998                   1997
INCOME:
    Interest income                             $    241,853           $    264,871           $    503,817           $    545,014
                                                ------------           ------------           ------------           ------------

                                                     241,853                264,871                503,817                545,014
                                                ------------           ------------           ------------           ------------

EXPENSES:
     Salaries                                        244,900                238,314                440,705                417,392
     General and administrative                      283,436                328,566                481,042                609,646
     Exploration                                     657,469                576,357              1,227,881              1,424,015
     Accounting and legal                             53,693                157,934                 76,913                229,466
     Amortization and depreciation                     3,626                  4,666                  7,707                 10,913
     Legal settlement costs                                                 400,000                                       400,000
                                                ------------           ------------           ------------           ------------

                                                   1,243,124              1,705,837              2,234,248              3,091,432
                                                ------------           ------------           ------------           ------------

Loss before income taxes                          (1,001,271)            (1,440,966)            (1,730,431)            (2,546,418)

     Income Taxes                                                        (1,628,237)                                   (1,715,237)
                                                ------------           ------------           ------------           ------------

NET INCOME (LOSS)                               $ (1,001,271)          $    187,271           $ (1,730,431)          $   (831,181)
                                                ============           ============           ============           ============


BASIC INCOME (LOSS) PER COMMON SHARE            $      (0.04)          $       0.01           $      (0.07)          $      (0.03)
                                                ============           ============           ============           ============

DILUTED INCOME (LOSS) PER COMMON SHARE          $      (0.04)          $       0.01           $      (0.07)          $      (0.03)
                                                ============           ============           ============           ============


WEIGHTED AVERAGE COMMON SHARES                    25,438,745             25,627,392             25,547,939             25,608,343
                                                ============           ============           ============           ============



   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                    1998                  1997
Cash flows from operating activities:
     Net loss                                                 $ (1,730,431)          $   (831,181)
     Adjustments to reconcile net loss to net cash
     Used in operations:
           Stock issued for mineral properties                     234,375                 50,000
           Depreciation and amortization                             7,706                 10,913
     Changes in assets and liabilities, net:
           Prepaid and other assets                                 30,161               (136,671)
           Deposit                                                                      4,000,000
           Accounts payable and accrued liabilities               (255,846)               254,746
           Income tax refund                                                           (1,715,237)
                                                              ------------           ------------
Net cash provided by (used for) operating activities            (1,714,035)             1,632,570
                                                              ------------           ------------

Cash flows from investing activities:
     Advances from Indonesian projects                                                    244,750
     Investments and advances                                   (1,060,484)
     Purchases of furniture and equipment                           (7,485)                (2,900)
     Proceeds from sale of furniture and equipment                                          5,101
                                                              ------------           ------------
Net cash provided by (used for) investing activities            (1,067,969)               246,951
                                                              ------------           ------------

Cash flows from financing activities:
      Proceeds from sale of common stock                                                   35,658
      Purchase of treasury stock                                  (467,374)
                                                              ------------           ------------
Net cash provided by (used for) financing activity:               (467,374)                35,658
                                                              ------------           ------------

Net increase (decrease) in cash and cash equivalents            (3,249,378)             1,915,179

Cash and cash equivalents at beginning of period                18,320,882             17,080,260
                                                              ------------           ------------

Cash and cash equivalents at end of period                    $ 15,071,504           $ 18,995,439
                                                              ============           ============



    The accompanying notes are an integral part of these financial statements

AZCO MINING INC.
(DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)



                                              COMMON STOCK                     ADDITIONAL PAID-IN
                                   -----------------------------------
                                       Shares                Amount                 Capital                Deficit
Balance, June 30,1998                25,680,497           $     51,361           $ 25,999,733           $ (6,863,486)

  Shares issued:
    Property payments                   375,000                    750                233,625
  Shares purchased:
    Treasury stock                     (803,376)                (1,607)              (465,767)

Net Loss                                                                                                  (1,730,431)
                                   ------------           ------------           ------------           ------------


Balance December 31, 1998            25,252,121           $     50,504           $ 25,767,591           $ (8,593,917)
                                   ============           ============           ============           ============



    The accompanying notes are an integral part of the financial statements.

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

NOTE 2. PIEDRAS VERDES PROJECT (MEXICO)

The Company recently received a pre-feasibility study on the Piedras Verdes project from its 70% project partner Phelps Dodge Corporation. The study, assuming a copper price of $1.00/lb. estimates project operating costs below $0.50 per pound, over a 10-year life with annual copper production of 130 million pounds. A $3.6 million work budget advancing the project towards a bankable feasibility study over the next 18 months has been approved and is being initiated by Phelps Dodge Corporation.

NOTE 3. MALI PROJECT (NORTHWESTERN AFRICA)

During the six month period ended December 31, 1998 the Company expensed $379,983 against its Mali Project. Included in project operating costs was $234,375 that represented 375,000 shares of the Company's stock issued under the terms of the Lines Overseas Management Agreement of April 6, 1998. The operating costs are included in exploration costs in the accompanying statement of operations. The Company, as of December 31, 1998, had advanced to the Mali Project a total of $5,215,971.

Effective August 5, 1998 the Company signed a Heads of Agreement with Randgold Resources Limited ("Randgold") whereby Randgold acquired the right to earn up to 75% of the Company's interest in West Africa Gold and Exploration S.A. ("WAG"). To earn this consideration Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold deposit, as defined in the heads of agreement, of at least one million ounces. Thereafter Randgold shall prepare a Bankable Feasibility Study on any such deposit for WAG within a further 12 months in order to earn its interest therein.

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

NOTE 5. BENITOITE PROJECT (SAN BENITO COUNTY, CALIFORNIA)

On December 5, 1997 the Company announced that it had acquired the option to purchase a Benitoite Gem Mine in San Benito County, California. The Company paid $20,000 to have the exclusive right to evaluate the property until February 1, 1999. The Company has since received an extension through March 1, 1999. On or before this date the Company may elect to purchase the Project outright for $1,500,000, unencumbered by royalty. The Company may elect to relinquish the option to purchase the Project with no further obligations at any time prior thereto.

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

NOTE 6. LA ADELITA PROPERTY (MEXICO)

On July 21, 1998, the Company entered into an option agreement with Minera Cortez whereby the Company was granted an option to earn up to a 70% interest in the La Adelita property in Sonora, Mexico under the following terms:

i. by subscribing for 100,000 common shares of Cortez at Cdn. $0.25 per share;
ii. by making option payments and paying finder's fees on behalf of Cortez totaling $165,000 over the next five years; and
iii. by incurring exploration expenditures on the property totaling $500,000 over the next three years.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 7. SHARE REPURCHASE

On August 6, 1998 the Company approved the repurchase of up to 1,284,024 shares of its issued and outstanding common stock on the American Stock Exchange commencing August 13, 1998 and continuing up until August 13, 1999. The maximum authorized repurchase price is $1.50 per common share. The Company repurchased 803,376 shares through December 31, 1998.


NOTE 8. INVESTMENTS AND ADVANCES

On May 22, 1998 the Company entered into an agreement to purchase a $1,500,000 convertible debenture of Oro Argentina Limited (OAL) for the purpose of financing the first phase of the Chiqua White Bentonite Project. At December 30, 1998, $1,123,711 has been drawn against the debenture by OAL.

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

NOTE 9. OUTSTANDING OPTIONS

At December 31, 1998 the Company had 2,589,500 options outstanding which are exercisable between $0.52 and $3.00 per common share at varying dates through 2003.

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

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997.

The net loss for the six months ended December 31, 1998 was $1,730,431 compared to a net loss of $831,181 for the six months ended December 31, 1997. The increase in the current period net loss is the result of the accrual of a $1,715,237 federal income tax refund during the six months ended December 31, 1997 off set by legal settlement costs of $400,000 for the same period.

Accounting and legal expense was $76,913 for the six months ended December 31, 1998 compared to $229,466 for the six months ended December 31, 1997. The decrease in accounting and legal expense as well as legal settlement costs was the result of the full and final settlement of all matters and claims with AIOC Corporation.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997.

Net loss for the three months ended December 31, 1998 was $1,001,271 compared to a gain of $187,271 for the three months ended December 31, 1997. The increase in the current period net loss is the result of the accrual of a $1,628,237 federal income tax refund during the three months ended December 31, 1997 off set by legal settlement costs of $400,000 for the same period.

AZCO MINING INC. (DELAWARE)
RESULTS OF OPERATIONS
(CONTINUED)

Accounting and legal expense was $53,693 for the three months ended December 31, 1998 compared to $157,934 for the six months ended December 31, 1997. The decrease in accounting and legal expense as well as legal settlement costs was the result of the full and final settlement of all matters and claims with AIOC Corporation.

During the three month period ended December 31, 1998 the Company advanced an additional $83,526 against the OAL debenture. Through December 31, 1998 the Company has advanced $1,123,711 to OAL under the May 22, 1998 debenture agreement.

FINANCIAL CONDITION

As of December 30, 1998 the Company had cash and cash equivalents of $15,071,504.

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



Date:   February 12, 1999                   BY:    /s/ Alan P. Lindsay
                                               ---------------------------------
                                                   Alan P. Lindsay
                                                   CEO, President and Chairman


Date:   February 12, 1999                   BY:    /s/ Ryan A. Modesto
                                               ---------------------------------
                                                   Ryan A. Modesto
                                                   Vice President of Finance