Form 10-Q
period 1999-03-31
AZCO MINING INC
filed 1999-05-17
CIK 851726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,752,121 shares of the Company's Common Stock were outstanding as of May 12, 1999.

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


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
        Consolidated Balance Sheets                                           3

        Consolidated Statements of Operations                                 4

        Consolidated Statements of Cash Flows                                 5

        Consolidated Statement of Stockholders' Equity                        6

        Notes to Interim Consolidated Financial Statements                  7-10

AZCO MINING INC. (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                ASSETS                                            MARCH, 31              JUNE, 30
                                                                    1999                   1998
Current assets:
     Cash and cash equivalents                                  $13,709,646             $18,320,882
     Restricted cash                                                 16,165                  16,165
     Prepaids and other                                              90,629                 201,061
     Income tax receivable                                          786,186                 782,000
                                                                -----------             -----------
       Total current assets                                      14,602,626              19,320,108
                                                                -----------             -----------
Property and equipment:
  Mineral properties                                              3,596,374
  Work in progress                                                1,004,682
  Furniture and equipment                                            74,502                  90,440
                                                                -----------              ----------
       Total property and equipment                               4,675,558                  90,440
  Less accumulated depreciation                                     (54,235)                (66,382)
                                                                -----------              ----------
                                                                  4,621,323                  24,058
                                                                -----------              ----------
Investments and advances                                          1,288,347                 134,778
Other assets                                                          7,725                   7,725
                                                                -----------             -----------
                                                                $20,520,021             $19,486,669
                                                                ===========             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                          180,715                 299,061
                                                                -----------             -----------
      Total current liabilities                                     180,715                 299,061
Deferred income taxes                                             1,376,378
                                                                -----------             -----------
                                                                  1,557,093                 299,061
                                                                -----------             -----------
Stockholders' equity
  Common stock: $.002 par value, 100,000,000 shares authorized:
  29,752,121 and 25,680,497 shares outstanding as
  of March 31, 1999 and June 30,1998, respectively                   59,504                  51,361
  Additional paid-in capital                                     28,357,979              25,999,733
  Deficit                                                        (9,454,555)             (6,863,486)
                                                                -----------             -----------
                                                                 18,962,928              19,187,608
                                                                -----------             -----------
                                                                $20,520,021             $19,486,669
                                                                ===========             ===========

Commitments and contingencies

   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                                  1999             1998             1999            1998
INCOME:
    Interest income                            $  215,818      $   240,508       $  719,636        $ 785,522
    Other income                                   11,500            9,852           11,500            9,852
                                               ----------      -----------       ----------       ----------

                                                  227,318          250,360          731,136          795,374
                                               ----------      -----------       ----------       ----------

EXPENSES:
     Salaries and consulting fees                 544,317          213,449          985,022          630,843
     General and administrative                   229,434          254,055          710,476          863,701
     Exploration                                  239,955          652,261        1,467,836        2,076,276
     Accounting and legal                          74,867           81,882          151,780          311,347
     Amortization and depreciation                  3,570            4,666           11,277           15,578
     Legal settlement costs                                                                          400,000
                                               ----------      -----------      -----------      -----------
                                                1,092,143        1,206,313        3,326,391        4,297,745
                                               ----------      -----------      -----------      -----------

Loss before income taxes                          864,825         (955,953)      (2,595,255)      (3,502,371)

     Income Taxes                                  (4,186)        (178,000)          (4,186)      (1,893,237)
                                               ----------      -----------      -----------      -----------
NET LOSS                                       $ (860,639)     $  (777,953)     $(2,591,069)     $(1,609,134)
                                               ==========      ===========      ===========      ============

BASIC LOSS PER COMMON SHARE                    $    (0.03)     $     (0.03)     $     (0.10)     $      (0.06)
                                               ==========      ===========      ===========      ============

DILUTED LOSS PER COMMON SHARE                  $    (0.03)     $     (0.03)     $     (0.10)     $      (0.06)
                                               ==========      ===========      ===========      ============

WEIGHTED AVERAGE COMMON SHARES                 26,402,745       25,678,410       25,828,510        25,520,160
                                               ==========      ===========      ===========      ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED MARCH 31,
                                                               -----------------------------
                                                                   1999             1998
Cash flows from operating activities:
      Net loss                                                 $(2,591,069)     $(1,609,134)
      Adjustments to reconcile net loss to net cash
      Used in operations:
            Stock issued for mineral properties                    234,375           50,000
            Depreciation and amortization                           11,277           15,578
            Stock option compensation expense                      310,000
            Gain on sale of furniture and equipment                 (1,500)
      Changes in assets and liabilities, net:
            Prepaid and other assets                               110,432         (138,914)
            Deposit                                                               4,000,000
            Accounts payable and accrued liabilities              (161,346)        (155,250)
            Income tax receivable                                   (4,186)         (86,272)
                                                               -----------      -----------
Net cash provided by (used for) operating activities            (2,092,017)       2,076,008
                                                               -----------      -----------

Cash flows from investing activities:
      Advances from Indonesian projects                                             244,750
      Investments and advances                                  (1,153,569)
      Work in progress                                            (892,290)
      Purchases of furniture and equipment                          (7,486)          (2,900)
      Proceeds from sale of furniture and equipment                  1,500            5,101
                                                               -----------      -----------
Net cash provided by (used for) investing activities            (2,051,845)         246,951
                                                               -----------      -----------
Cash flows from financing activities:
       Proceeds from sale of common stock                                            54,293
       Purchase of treasury stock                                 (467,374)
                                                               -----------      -----------
Net cash provided by (used for) financing activity:               (467,374)          54,293
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents            (4,611,236)       2,377,252

Cash and cash equivalents at  beginning of period               18,320,882       17,080,260
                                                               -----------      -----------
Cash and cash equivalents at end of period                     $13,709,646      $19,457,512
                                                               ===========      ===========


   The accompanying notes are an integral part of these financial statements

 AZCO MINING INC.
 (DELAWARE)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                Common                  Additional
                                                 Stock                    Paid-In
                                        Shares           Amount           Capital          Deficit
 Balance, June 30, 1998                25,680,497       $ 51,361       $ 25,999,733     $ (6,863,486)

   Shares issued:
     Property payments                    375,000            750            233,625
     Acquisition of AMPI                4,500,000          9,000          2,280,388

   Shares purchased:
     Treasury stock                      (803,376)        (1,607)          (465,767)

    Stock option compensation                                               310,000

 Net Loss                                                                                 (2,591,069)
                                       ----------       --------      -------------    -------------

 Balance March 31, 1999                29,752,121       $ 59,504      $  28,357,979    $  (9,454,555)
                                       ==========       ========      =============    =============


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


NOTE 2. PIEDRAS VERDES PROJECT (MEXICO)

The Company announced in November of 1998 that it had received a pre-feasibility study on the Piedras Verdes project from its 70% project partner Phelps Dodge Corporation. The study, assuming a copper price of $1.00/ lb. estimates project operating costs below $0.50 per pound, over a 10-year life with annual copper production of 130 million pounds. A $3.6 million work budget advancing the project towards a bankable feasibility study over the next 18 months has been approved and is being initiated by Phelps Dodge Corporation. The Company will be responsible for the funding of its 30% portion of the work budget.


NOTE 3. MALI PROJECT (NORTHWESTERN AFRICA)

During the nine-month period ended March 31, 1999 the Company expensed $403,650 against its Mali Project. Included in project operating costs was $234,375 that represented 375,000 shares of the Company's stock issued under the terms of the Lines Overseas Management Agreement of April 6, 1998. The operating costs are included in exploration costs in the accompanying statement of operations. The Company, as of March 31, 1999, had advanced to the Mali Project a total of $5,240,639.

The Company announced on January 21, 1999 that it had concluded a joint venture agreement with Randgold Resources Limited ("Randgold"), whereby Randgold acquired the right to earn up to 75% of the Company's interest in West Africa Gold and Exploration S.A.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


("WAG"). To earn this consideration Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold deposit of at least one million ounces. Thereafter Randgold shall prepare a Bankable Feasibility Study on any such deposit for WAG within a further 12 months in order to earn its interest therein.


NOTE 4. PONGKOR PROJECT (INDONESIA)

The Company has completed a geologic evaluation of the Pongkor properties and has compiled an extensive report that is currently being disseminated to a number of companies, which have expressed an interest in joint-venturing the properties.


NOTE 5. BENITOITE PROJECT (SAN BENITO COUNTY, CALIFORNIA)

On March 18, 1999 the Company announced that it had paid $20,000 for an extension, to January 1, 2000, on its option to acquire the Benitoite Gem Mine in San Benito County, California.

The Company has staked additional ground in the area of the Gem Mine and has entered into a letter of agreement with a third party whereby the Company would sell its option to acquire the Gem Mine and the additional claims.


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

During the nine-month period ended March 31, 1999 the Company has expended $88,228 on the La Adelita property and thus completed its first year's commitment to the property.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


NOTE 7. BLACK CANYON MICA PROJECT

On March 10, 1999 the Company announced that it had acquired Arizona Mica Properties, Inc. ("AMPI") through a merger with the Company's subsidiary, Sanchez Mining Inc. AMPI is the owner of the Black Canyon Mica Project, a significant source of high-quality mica and a pilot processing plant situated near Phoenix, Arizona.

The acquisition has been accounted for by the purchase method, and the results of AMPI have been reflected in the Company's results of operations from March 10, 1999. The Company issued to the principals of AMPI 4,500,000 shares of the Company's common stock (subject to certain trading and voting trust restrictions) with a value of $2,289,388, in exchange for all the outstanding shares of AMPI. Details of the net assets acquired are as follows:

               Net assets acquired:

                        Mineral properties                       3,596,374

                        Work in progress                           112,392

                        Lease obligation                           (43,000)

                        Deferred income taxes                   (1,376,378)
                                                                ----------
                                                                 2,289,388
                                                                ==========


The issuance of the Company's shares to acquire shares of AMPI is a non-cash investing and financing activity, and accordingly, the transaction is not reflected in the Consolidated Statement of Cash Flows.

The acquisition was completed following a 3-month due diligence period which included confirmatory diamond drilling, concentration test work, a marketing study, environmental audit, legal title work and significant development work. The Company has expensed as exploration expense $293,387 of due diligence work on the Black Canyon Mica Project through March 31, 1999.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


The acquisition includes the plant site, pilot facilities and 43 claims. An additional 226 adjacent claims have been staked and recorded by the Company. Substantial development and construction has been completed and further work is continuing to complete a production facility with an estimated capacity of 10,000 tones per annum. Through March 31, 1999 the Company has expended $892,290 on the development and construction of the Mica project, which has been recorded as work in progress.


NOTE 8. SHARE REPURCHASE

On August 6, 1998 the Company approved the repurchase of up to 1,284,024 shares of its issued and outstanding common stock on the American Stock Exchange commencing August 13, 1998 and continuing through August 13, 1999. The maximum authorized repurchase price is $1.50 per common share. The Company repurchased 803,376 shares through March 31, 1999.


NOTE 9. INVESTMENTS AND ADVANCES

On May 22, 1998 the Company entered into an agreement to purchase a $1,500,000 convertible debenture of Oro Argentina Limited (OAL) for the purpose of financing the first phase of the Chiqua White Bentonite Project. At March 31, 1999, $1,159,390 has been drawn against the debenture by OAL and the Company accrued $78,369 in interest on the debenture.

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


NOTE 10. OUTSTANDING OPTIONS

At March 31, 1999 the Company had 3,564,500 options outstanding which are exercisable between $0.47 and $3.00 per common share at varying dates through 2004.

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

The Company is currently in the development and construction stage of its newly acquired Black Canyon Mica Project and is evaluating a number of other opportunities in the mining industry for the purpose of merger, acquisition, joint venture or project development.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998.

The net loss for the nine months ended March 31, 1999 was $2,591,069 compared to a net loss of $1,609,134 for the nine months ended March 31, 1998. The increase in the current period net loss is the result of the accrual of a $1,893,237 federal income tax refund during the nine months ended March 31, 1998 off set by legal settlement costs of $400,000 for the same period.

Salaries and consulting fees expense was $985.022 for the nine months ended March 31, 1999 compared to $630.843 for the nine months ended March 31, 1998. The increase in salaries and consulting fees expense in the current period is due to the recording of $310,000 in compensation expense recognized on stock options granted to non-employees during the current period.

Accounting and legal expense was $151,780 for the nine months ended March 31, 1999 compared to $311,347 for the nine months ended March 31, 1998. The decrease in accounting and legal expense as well as legal settlement costs was the result of the full and final settlement of all matters and claims with AIOC Corporation.

Exploration expense was $1,467,836 for the nine months ended March 31, 1999 compared to $2,076,276 for the nine months ended March 31, 1998. The decrease in exploration expense is due to decreased activity on the Piedras Verdes Project during the current period.

AZCO MINING INC. (DELAWARE)
RESULTS OF OPERATIONS
(CONTINUED)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

Net loss for the three months ended March 31, 1999 was $860,639 compared to the net loss of $777,953 for the three months ended March 31, 1998.

Salaries and consulting fees expense was $544,317 for the three months ended March 31, 1999 compared to $213,449 for the three months ended March 31, 1998. The increase in salaries and consulting fees expense is due to the recording of $310,000 in compensation expense recognized on stock options granted to non-employees during the current period.

Exploration expense was $239,955 for the three months ended March 31, 1999 compared to $652,261 for the three months ended March 31, 1998. The decrease in exploration expense is due to decreased activity on the Piedras Verdes Project in the current period.

During the three month period ended March 31, 1999 the Company advanced an additional $43,296 against the OAL debenture. Through March 31, 1999 the Company has advanced $1,159,390 to OAL and accrued $78,369 in interest under the May 22, 1998 debenture agreement.

FINANCIAL CONDITION

As of March 31,1999 the Company had cash and cash equivalents of $13,709,646.

The Company believes that for the current fiscal year ended June 30, 1999 all capital requirements will be funded with present cash and cash equivalents.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On January 22, 1999 the trustee ("Petitioner") in bankruptcy proceedings against Eagle River International Ltd. ("Eagle") served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company.

                           AZCO MINING INC. (DELAWARE)


It is the understanding of the Company and its Canadian legal counsel that the Petitioner alleges that, through the Company's involvement with Eagle in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000.

It is the position of the Company and its Canadian legal counsel that it is very unlikely that the Company committed the alleged contractual breaches and both are of the impression that the damages claimed are grossly exaggerated.

Currently, the Company has presented a motion to transfer the proceedings to a British Columbia Bankruptcy Court and the Court has taken the matter under advisement.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     SALE OF UNREGISTERED SECURITIES

     On March 9, 1999 the Company consummated the acquisition of Arizona Mica Properties, Inc., (AMPI) an Arizona corporation, that owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. This acquisition was accomplished through the merger of AMPI with and into the Company's wholly owned subsidiary, Sanchez Mining Inc., a Delaware corporation ("Sanchez"), with Sanchez being the surviving corporation in the merger. In connection with the merger, the Company issued an aggregate of 4,500,000 shares (the "Shares") of its Common stock to the three shareholders of AMPI, Messieurs. Lawrence G. Olson, John O. Rud and Floyd R. Bleak, with each such shareholder receiving 1,500,000 shares of the Company's Common Stock. The shares were issued as "restricted securities" as that term is defined in Rule 144 promulgated under the United States Securities Act of 1933, as amended (the "Act"), and the certificates representing the shares bear a restrictive legend permitting transfer only pursuant to registration or applicable exemption under the Act. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the securities act of 1933.


ITEMS 3-4: NOT APPLICABLE

ITEM 5: OTHER INFORMATION

     None.

                           AZCO MINING INC. (DELAWARE)


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     None.

(b)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K dated March 9, 1999 reporting the Company's acquisition of AMPI. Included in the report were AMPI financial statements as at November 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date: May 14, 1999                       BY: /s/ Alan P. Lindsay
                                             -----------------------------------
                                             Alan P. Lindsay
                                             CEO, President and Chairman


Date: May 14, 1999                       BY: /s/ Ryan A. Modesto
                                             -----------------------------------
                                             Ryan A. Modesto
                                             Vice President of Finance