Form 10-K
period 1999-06-30
AZCO MINING INC
filed 1999-09-29
CIK 851726

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

Commission file number: 0-20430

                                AZCO MINING INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                  84-1094315
   -------------------------------           -------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

2068 Main Street, Suite C, P.O. Box 1895 Ferndale, WA                    98248
- ----------------------------------------------------                  ----------
(Address of corporate office)                                         (Zip Code)

Registrant's telephone number, including area code: (360) 380-4467

Securities registered pursuant to Section 12(b) of the Act

Title of each class               Name of each exchange on which registered
Common Stock, $.002 par value     The Toronto Stock Exchange
Common Stock, $.002 par value     The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

The number of shares of the Company's Common Stock outstanding as of September 23, 1999 is 29,832,121.

Aggregate Market Value of Stock held by Non-Affiliates as of September 23, 1999:
$27,323,776 (U.S.)

Documents incorporated by reference: None.

                                     PART I

        Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including, without limitation, in
Item 1. "BUSINESS", Item 2. "PROPERTIES" and Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

ITEM 1. BUSINESS

        Azco Mining Inc. ("AZCO" or the "Company") is a U.S. mining company with a general business strategy to acquire and develop mineral properties amenable to low cost production. The Company is currently focused on producing high quality Muscovite Mica from its 100% owned Black Canyon Mica project located in Arizona. The Company, with its 30% interest, has established a strategic partnership with Phelps Dodge Corporation on the Piedras Verdes copper project located in Sonora, Mexico. The business strategy on large exploration projects has been focused on establishing partnerships with major companies. This strategy generally reduces financial risk and offers the opportunity to participate in major mineral projects.

        Prior to the sale of the majority of its copper assets the Company was dedicated to the development and production of low-cost copper utilizing solvent extraction-electrowinning or the SX-EW process. AZCO's principal mineral property was the Sanchez porphyry copper project ("Sanchez" or "Sanchez Project") located about 10 miles northeast of the City of Safford in southeastern Arizona. The Company also had interests in two other porphyry copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico. On July 27, 1995 the Board of Directors of AZCO (the "Board") signed definitive agreements with Phelps Dodge Corporation ("Phelps Dodge" or "PDC") to sell a substantial portion of the Company's copper assets. AZCO's shareholders approved the sale of 100% of the Sanchez and 70% of the Piedras Verdes project for gross consideration of $40 million.

        A predecessor of AZCO was incorporated on July 13, 1988 under the laws of Colorado to acquire the mining rights to the Sanchez, as well as certain other mineral properties. On August 27, 1991, the predecessor was merged into AZCO, a newly incorporated Delaware corporation. In October 1991, AZCO acquired all of the shares of Filton Enterprises Limited, a Gibraltar corporation ("Filton"), in return for the issuance of 3,650,000 common shares. At that time Filton owned rights in two mining properties located in Mexico, the Suaqui Verde project in southeastern Sonora and the Piedras Verdes project in southern Sonora. Filton was dissolved effective February 14, 1994 with its Mexican interests being distributed to the Company.

        On July 31, 1992 AZCO merged with AZCO Mining Inc., a Wyoming corporation ("AZCO (Wyoming)"), with AZCO being the survivor of the merger (the "Merger"). At the time of the completion of the Merger AZCO (Wyoming) had 3,946,550 shares issued and outstanding and the Company had 12,633,822 common shares issued and outstanding. One common share of the Company was issued in exchange for each share of AZCO (Wyoming) in connection with the Merger. AZCO (Wyoming) was formerly a British Columbia corporation, which was incorporated under the laws of the Province of British Columbia on August 20, 1981 under the name 241145 B.C. Ltd. 241145 B.C. Ltd. changed its name to Canarex Resources Inc. on June 22, 1983, to International Baron Resources Ltd. on January 25, 1988 and finally to AZCO Mining Inc. on February 20, 1992. AZCO (Wyoming) was continued under the laws of Wyoming effective May 13, 1992 prior to merging with AZCO.

SIGNIFICANT DEVELOPMENTS IN FISCAL 1999 AND SUBSEQUENT EVENTS

        On March 9, 1999 the Company completed the acquisition of Arizona Mica Properties, Inc., an Arizona corporation ("Arizona Mica"), which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. This acquisition was accomplished through the merger of Arizona Mica with and into the Company's wholly owned subsidiary, Sanchez Mining Inc., a Delaware corporation ("Sanchez"), with Sanchez being the surviving corporation in the merger. Sanchez has subsequently changed its name to AZCO Mica, Inc. In connection with the merger, the Company issued an aggregate of 4,500,000 shares (the "Shares") of its common stock to the three shareholders of Arizona Mica, Messrs. Lawrence G. Olson, John O. Rud and Floyd R. Bleak, with each such shareholder receiving 1,500,000 shares of the Company's common stock. The Shares were issued as "restricted securities", as that term is defined in Rule 144 promulgated under the United States Securities Act of 1933, as amended (the "Act"), and the certificates representing the Shares bear a restrictive legend permitting transfer only pursuant to registration or applicable exemption under the Act.

        The Company undertook a 3-month due diligence period, which included confirmation drilling, a marketing study and environmental and legal audits. The price of the transaction was determined at arms length with the principals of Arizona Mica.

        In addition to the 43 mining claims the Company also acquired a pilot mica processing facility that Arizona Mica was developing in Glendale, Arizona. The Company is currently developing further this processing facility.

                                       ***

        On June 18, 1998 the Company entered into an agreement with Minera Cortez Resources Ltd. ("Cortez") whereby the Company was granted a right of first refusal for a period of five years to acquire all or any property interests that Cortez desired to either joint venture, option or dispose of. In consideration, therefore, the Company has subscribed for 200,000 common shares of Cortez at Cdn. $.25 per share. The Company was also granted a right of first refusal for the same period to provide up to 100% of any private or public equity or debt financing that Cortez proposes to obtain, on similar terms, as any third party is willing to provide.

        On July 21, 1998 the Company entered into an option agreement with Cortez whereby the Company was granted an option to earn up to a 70% interest in the La Adelita property located in Sonora, Mexico, under the following terms:

1. by subscribing to 100,000 common shares of Cortez at Cdn. $0.25 per share;

2. by making option payments and paying finders' fees on behalf of Cortez totaling $165,000 over the next five years; and

3. by incurring exploration expenditures on the property totaling $500,000 over the next three years.

        On June 10, 1999 the Company acquired a 100% interest in the Silverado property, which surrounds the Adelita property, from Cortez for $20,000 and 30,000 of the Company's shares.

                                       ***

        On May 9, 1996 the Company signed an agreement with West Africa Gold & Exploration Ltd., Eagle River International Limited ("Eagle") and Lion Mining Finance Limited ("Lion") that provided for the establishment of a joint venture holding company, Sanou Mining Corporation ("Sanou"). Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called Western African Gold and Exploration Company S.A. ("WAG"), which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to Wag.

        Effective August 9, 1996 Wag entered into a debenture agreement with AZCO thereby acknowledging itself indebted to and promising to pay AZCO, in consideration of financial advances and services then made, or thereafter made, the aggregate principal sum of $4,000,000. All advances AZCO has made to date under this agreement are also evidenced by promissory notes from Eagle.

        On September 3, 1997 AZCO served notice to Eagle stating that, due to the fact that the work commitment for the license on the Mali project was unacceptable, AZCO was declaring default of its May 9, 1996 agreement with the same. In regard to the May 9, 1996 agreement among West African Gold & Exploration Ltd., Eagle, Lion and AZCO, AZCO gave notice of default to its joint-venture partners. This dispute is still outstanding and the Company is currently trying to resolve it. Eagle is currently bankrupt as indicated in Item
3. "LEGAL PROCEEDINGS"

        On April 6, 1998 the Company entered into an agreement with Lines Overseas Management Ltd. ("Lines"). Under the terms of the Mali agreement, Lines had originally advanced $500,000 and 125,000 shares of the Company's common stock owned by it to Eagle for payments to Guefest and other parties. The Company issued 375,000 shares to Lines in consideration for assigning and quitclaiming to the company all advances and any other benefit or claim of Lines related to the Mali agreement.

        On January 21, 1999 the Company announced that it had entered into a joint venture arrangement with Randgold Resources Ltd. ("Randgold") whereby Randgold was to acquire the right to earn up to 75% of the Company's interest in WAG. To earn this consideration Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the agreement, of at least one million ounces. Thereafter Randgold is required to prepare a Bankable Feasibility Study on any such resource for WAG within a further 12 months in order to earn its interest therein.

                                       ***

        On December 5, 1997 the Company announced that it had acquired the option to explore, evaluate and purchase the Benitoite Gem Mine located in San Benito County, California. AZCO paid $20,000 for the original option and an additional $20,000 in March of 1999 for an option extension through January 1, 2000. On or before this date the Company has the option to purchase the mine outright for $1.5 million, unencumbered by royalty.

                                       ***

        On May 22, 1998 the Company entered into an agreement to purchase a $1,500,000 convertible debenture in and to Oro Argentina Limited ("OAL") for the purpose of financing the first phase of the Chigue White Bentonite project and the option payments of OAL as required thereby. OAL has an option to acquire a 50% interest in this Bentonite project that is located in San Juan, Argentina, pursuant to an agreement dated February 2, 1998 between OAL and Pierre Martre. The debenture bears interest at 12% per annum and is due on September 1, 2000. Accrued interest on the debenture for the first year was due on September 1, 1999.

        As at June 30, 1999 $1,159,390 has been drawn against the debenture by OAL. During the first three quarters $81,969 of accrued interest had been capitalized.

        On September 1, 1999 OAL defaulted on the interest payment of $136,722 due under the terms of the debenture agreement. The Company expensed all costs related to this project in fiscal 1999 and is currently considering its alternatives under the debenture agreement with OAL.

                                       ***

        Effective on August 9, 1999 the Company entered into an "Agreement in Principal" (the "AIP") with each of Thomas Ford and Calgem, Inc., Mr. Ford's wholly owned subsidiary, of Redondo Beach, California (collectively, "Calgem"), pursuant to which, and subject to such legal, accounting and tax advice as may be provided to the Company by its various professional advisors and counsel prior to closing, Calgem therein granted the Company an option to purchase all of the issued and outstanding shares of Calgem and/or business assets of Calgem in consideration of, among other matters, the issuance of an aggregate of 250,000 common shares of the Company to Calgem together with the payment to Calgem of an aggregate of $150,000 over a period of one year from regulatory approval to the transaction.

        In accordance with the terms and conditions of the AIP the Company has now advanced, by way of interim loan (the "Loan"), an aggregate of $250,000 to the order and direction of Calgem. The Loan, together with interest accruing thereon at the rate of ten percent per annum, is to be secured by way of a senior fixed and floating charge on all of the assets of Calgem and, furthermore, and in accordance with the terms of the AIP, the Loan is to be utilized for the sole purpose of purchasing gemstones on behalf of, in the name of and as agent only for the Company and in conjunction with the present business of Calgem which is contemplated for acquisition by the Company under the AIP.

        The Company and Calgem, in accordance with the terms and conditions of the AIP, are presently negotiating the terms and conditions of a proposed formal agreement which is expected to expand upon, and replace in its entirety, the AIP, together with the formal terms, conditions and security for the Loan which is contemplated under the AIP.

REPURCHASE PROGRAM

        On August 6, 1998 the Company approved the repurchase of up to 1,284,024 shares of its issued and outstanding common stock on The American Stock Exchange commencing on August 13, 1998 and continuing up to and including August 13, 1999. The Company purchased 803,376 shares through the life of the repurchase program for a total of $490,776.

EXPLORATION AND DEVELOPMENT

        During fiscal 1999 the Company received no material revenues, other than interest income, as the Company has no mineral properties in production.

        Exploration expense of $229,479 was incurred as the Company funded its 30% share of the Piedras Verdes project.

        Exploration expense in Indonesia totaled $37,628 during fiscal 1999. The Company continues to investigate the whereabouts of refundable deposits made to the Indonesian government and written off in fiscal 1998.

        During fiscal 1999 AZCO incurred $409,428 of exploration expense on the Mali project. Randgold Resources Ltd. successfully completed its first year commitment under the joint venture agreement on the Mali project and has indicated to the Company that it intends to continue with the second year of commitments under the agreement.

        The Company incurred exploration expense of $411,413 for its gemstone initiative. Expenses of $88,910 and $322,503 were accumulated on the Chivor Emerald and California Benitoite projects, respectively.

        A total of $1,241,359 was expensed to the Chigue Bentonite project located in Argentina. This represents the $1,159,390 advanced to OAL under the debenture agreement and any accrued interest booked to date. The decision to expense all costs related to this project was made after OAL was expected to default on its interest payment due on September 1, 1999.

        Costs associated with the due diligence performed on the Black Canyon Mica project, a total of $293,386, were expensed as exploration expense.

        Exploration expense of $228,258 was allocated to the La Adelita property in fiscal 1999.

EMPLOYEES

        As of August 15, 1999 there were 9 full-time employees of AZCO. None of these employees are represented by a labor union contract or a collective bargaining agreement.

LAWS AND REGULATIONS

        AZCO's interests in its projects will be subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on AZCO.

FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

        AZCO has mineral interests located in foreign countries including Mexico, Indonesia and Mali. Mineral exploration, development and mining activities on its property interests may be affected in varying degrees by political stability and the policies of other nations in respect of these countries. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected in varying degrees by government regulations, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

SEASONABILITY

        The mine and concentrator located at the Black Canyon Mica project are accessed by crossing a ford in the Agua Fria River. This ford is unusable at times due to high runoff from streams and snowmelt. From past records the maximum duration that the ford is unusable is approximately 30 days. To overcome possible interruptions to production due to weather, a one to two month stockpile of mica concentrate is expected to be inventoried at the Glendale process plant.

        It is not anticipated that AZCO's Mexican property interests in the State of Sonora will be of a seasonable nature. The Company is aware of the fact that circumstances in other parts of the world, such as Mali and Indonesia, do make exploration, mining and mineral processing a seasonal endeavor.

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

        In light of the nature of its business the Company could face significant exposure from potential claims involving environmental matters. These matters could involve alleged soil, air and water contamination, and personal injuries or property damage allegedly caused by toxic materials handled or used by the Company in connection with its mining activities. The Company's policy is to accrue environmental and cleanup costs when it is probable that a liability has been incurred and the amount of such liability is determinable. However, future environment-related expenditures cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup costs, estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of materials and waste, the unknown number of other potentially responsible parties involved, the extent to which such costs may be recoverable from insurance and changing environmental laws and interpretations. As a result the Company believes its future environment-related expenditures could potentially become material at some point, but the amount of such expenditures are uncertain at this time.

ITEM 2. PROPERTIES

BLACK CANYON MICA PROJECT

        On March 9, 1999 the Company completed the acquisition of Arizona Mica, which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. This acquisition was accomplished through the merger of Arizona Mica with and into the Company's wholly owned subsidiary, Sanchez, with Sanchez being the surviving corporation in the merger. Sanchez has subsequently changed its name to AZCO Mica, Inc. ("AZCO Mica").

        AZCO Mica has staked 226 additional claims adjacent to the original property and has defined, through its initial drill program, a deposit of 390,000 tons of muscovite mica resource. Construction is underway on a 10,000 tpy wet ground mica processing facility in Glendale, Arizona, approximately 40 miles from the Black Canyon Mica Mine.

        Through August 31, 1999 the Company has expended a total of $3,361,338 on the construction of the Glendale processing facility and mine development. Total capital costs for the Black Canyon Mica project are currently budgeted at $5,387,000. AZCO Mica is expecting to be in production of high quality muscovite mica by the end of 1999.

PIEDRAS VERDES PROJECT

        The Piedras Verdes property is leased by Cobre del Mayo, S.A. de C.V. ("Cobra del Mayo"), a Mexican corporation that is owned 30% by AZCO and 70% by Minera Phelps Dodge Mexico S. de R.L. de C.V. ("MPDM"), a subsidiary of Phelps Dodge. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico.

        Prior to the sale of a 70% interest in Cobre del Mayo to MPDM, 242 reverse circulation holes totalling 26,815 meters had been drilled. Since the sale of the 70% interest in Cobre del Mayo to MPDM 217 holes totaling 47,869 meters have been cored. In addition, the geologic mapping has been expanded, metallurgical testing has been advanced and a geological and ore deposit model has been prepared. A pre-feasibility report has been prepared and a $3,600,000 work budget advancing the project towards a bankable feasibility has been approved and initiated.

        The Company estimates that the Piedras Verdes property contains a 316 million ton deposit grading .37% copper or 2.34 billion pounds of contained copper (at a .2% cut-off).

SUAQUI VERDE PROJECT

        Cobre de Suaqui Verde, S.A. de C.V., a Mexican corporation that is owned 99.97% by AZCO, leased the Suaqui Verde copper property. Effective July 31, 1999 Cobre de Suaqui Verde, S.A. de C.V., under the direction of the Company, terminated the June 17, 1991 Suaqui Verdi Agreement with Mrs. Maria Dausinger and is currently having the mineral concessions transferred to Mrs. Dausinger.

MALI GOLD CONCESSIONS

        On May 9, 1996 the Company signed an agreement with West Africa Gold & Exploration Ltd., Eagle and Lion that provided for the establishment of a joint venture holding company, Sanou. Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called Wag, which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to Wag.

        Effective August 9, 1996 Wag entered into a debenture agreement with AZCO thereby acknowledging itself indebted to and promising to pay AZCO, in consideration of financial advances and services then made, or thereafter made, the aggregate principal sum of $4,000,000. All advances AZCO has made to date under this agreement are also evidenced by promissory notes from Eagle.

        On September 3, 1997 AZCO served notice to Eagle stating that, due to the fact that the work commitment for the license on the Mali project was unacceptable, AZCO was declaring default of its May 9, 1996 agreement with the same. In regard to the May 9, 1996 agreement among West African Gold & Exploration Ltd., Eagle, Lion and AZCO, AZCO gave notice of default to its joint-venture partners. This dispute is still outstanding and the Company is currently trying to resolve it. Eagle is currently bankrupt as indicated in Item
3. "LEGAL PROCEEDINGS".

        On January 21, 1999 the Company announced that it had entered into a joint venture with Randgold whereby Randgold acquired the right to earn up to 75% of the Company's interest in WAG. To earn this consideration Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the agreement, of at least one million ounces. Thereafter Randgold is required to prepare a Bankable Feasibility Study on any such resource for WAG within a further 12 months in order to earn its interest therein.

PONGKOR PROPERTIES

        The South and West Pongkor properties adjoin the claim block containing the 3 million ounce Pongkor Gold Mine in the Bayah Dome area of Western Java in Indonesia. AZCO does not own any interest in the Pongkor Gold Mine. Mineralization is known on both claim blocks, neither of which has been explored by modern methods. In recent years accessibility has been greatly improved with road access running to the heart of each property. Both properties are highly prospective for low sulphidation epithermal mineralization, containing opportunities not only for small tonnage, high-grade mineralization, but also for bulk-tonnage, open pit targets. There are no proven or probable reserves at the Pongkor properties at this time.

        AZCO has completed a geologic evaluation of the Pongkor properties and has compiled an extensive report that is currently being disseminated to a number of companies, which have expressed an interest in joint-venturing the properties.

ITEM 3. LEGAL PROCEEDINGS

        On January 22, 1999 the trustee ("Petitioner") in bankruptcy proceedings against Eagle served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company. The Petitioner alleges that the Company owes an accounting to the Petitioner for certain stock in its subsidiary and other alleged assets which, the Petitioner has alleged, represent hypothetical values that may aggregate, if one accepts the Petitioner's claims of private stock values, up to $3,400,000. The Company considers the Petitioner's claims to be without merit and has engaged counsel that is disputing the matter vigorously on behalf of the Company. To the knowledge of the Company it is also the largest creditor of Eagle (a claim has been made in excess of $4,000,000) and, therefore, it is ultimately the Company's and Canadian counsel's view that the Petitioner will be primarily accountable to the Company for any assets recovered, whether such should be through the Company or any other party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 26, 1999 the Company held an annual and special meeting of shareholders. A brief discussion of the matters voted upon follows:

        1. Alan P. Lindsay, Anthony R. Harvey, Ian M. Gray, Lawrence G. Olson and Paul A. Hodges were elected directors of the Company to hold office until the next annual general meeting of the Company or until their successors are elected or appointed subject to the provisions of the Company's by-laws;

        2. It was resolved that PricewaterhouseCoopers would serve as the Company's auditors for the fiscal year ending June 30, 1999;

        3. It was resolved that the Voting Agreement among the Company, Arizona Mica, Lawrence G. Olson, John O. Rud, Floyd R Bleak, Alan P. Lindsay and Anthony R. Harvey be authorized and approved;

        4. It was resolved that the maximum number of shares for which options may be granted under the Company's existing Stock Option Plan be fixed at 5,950,424; and

        5. It was resolved that the proposal to amend certain issued and outstanding options to acquire shares of common stock of the Company in the manner as set forth in the Company's Proxy Statement be authorized and approved.

        The following table states the number of shares cast as to each matter.

                                  In Favor     Against     Withhold      Abstain      Not Voted
                                  ---------    ---------   --------      -------      ---------
1a  Alan P. Lindsay              19,902,031            0      29,800      269,092             0

1b  Anthony R. Harvey            19,901,331            0      30,500      269,092             0

1c  Ian M. Gray                  19,885,431            0      46,400      269,092             0

1d  Paul A. Hodges               19,900,231            0      31,600      269,092             0

1e  Lawrence G. Olson            19,905,606            0      26,225      269,092             0

2   Auditors                     20,016,973       98,870           0       85,080             0

3   Voting Agreement              6,103,631      642,465           0      229,180    11,088,541

4   Stock Option Plan             6,956,787    1,715,939           0      439,655    11,088,542

5   Amendment to Stock Options    4,729,479    1,801,864           0      443,932    11,088,542

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common shares are listed for trading on The Toronto Stock Exchange in Canada and The American Exchange in the U.S. under the stock symbol "AZC". The approximate number of registered shareholders of record for the Company, as of September 23, 1999, was 1,036.

        Shown below are high and low sale prices of the common stock of the Company on The Toronto Stock Exchange and The American Stock Exchange for the fiscal periods indicated.

Quarter Ended        Toronto Stock Exchange (Canadian $)     American Stock Exchange (U.S. $)
- -------------        ------------------------------------    --------------------------------
                            High                Low               High                Low
                            ----                ---               ----                ---
       1997
       ----
     09/30/97               2.00               1.52               1.50               1.12
     12/31/97               2.25               1.26               1.69               0.94

       1998
       ----
     03/31/98               2.20               1.50               1.62               1.06
     06/30/98               1.60               1.00               1.12               0.69
     09/30/98               1.13               0.70               0.75               0.44
     12/31/98               0.95               0.70               0.63               0.44

       1999
       ----
     03/31/99               1.30               0.75               0.75               0.56
     06/30/99               1.80               0.80               1.31               0.63

ISSUANCE OF UNREGISTERED SHARES

        On September 17, 1998 AZCO issued 375,000 common shares to a single sophisticated investor in connection with the settlement of certain arrangements with Lines in relation to the Mali Project, on March 11, 1999 AZCO issued 4,500,000 common shares to three sophisticated investors in connection with the acquisition of Arizona Mica and on June 10, 1999 AZCO issued 30,000 common shares to Cortez in connection with the acquisition of the Silverado property. The above mentioned transactions are described above in Item 1. "BUSINESS". The shares are represented by certificates containing restrictive legends and were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

DIVIDEND POLICY

        AZCO has not paid any dividends on its common shares to date. AZCO does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information regarding the financial position and operating results for the Company. For each of the years ended June 30 the selected financial information has been derived from the Company's consolidated financial statements. This information should be read in conjunction with Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included below.

                                                     For the Year Ended June 30
                              -----------------------------------------------------------------
                              1999             1998           1997           1996          1995
                              ----             ----           ----           ----          ----
INCOME STATEMENT:

Revenues                  $917,391       $1,061,398     $1,368,753    $26,893,607      $100,800

Net income (loss)       (4,528,006)      (3,044,112)    (8,155,700)    17,127,455    (4,698,537)

Per share                    $(.17)           $(.12)         $(.32)          $.67         $(.19)

Weighted Avg. #
Of common shares
& common equiv.         26,787,226       25,646,449     25,787,247     25,554,322    25,006,637


BALANCE SHEET:

Mineral Properties      $2,219,997             $nil           $nil           $nil   $12,573,096

Total Assets            17,353,717       19,486,669     22,345,247     30,033,118    15,791,656

Notes Payable                  nil              nil            nil            nil     2,540,715

Total Liabilities          387,984          299,061        337,050         58,217     3,594,210

Total Stock-holders'
  equity                16,965,733       19,187,608     22,008,197     29,974,901    12,197,446


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        All material revenues received during fiscal 1999 and 1998 were a result of interest earned on the proceeds of the sale of assets to Phelps Dodge. All funds raised prior to fiscal 1996 were used in the exploration and development of the Company's various mineral properties.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 1999 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1998.

        AZCO had a net loss of $4,528,006 in fiscal 1999 compared to net loss of $3,044,112 in 1998. The increase in net loss for the year ended June 30, 1999 was the result of a provision for income tax benefit booked in fiscal 1998.

        The Company's provision for income tax benefit in fiscal 1998 was $2,109,237 compared to $4,186 for 1999 due to federal income tax refunds received as a result of taxes paid on the sale of assets in 1996.

        Exploration expense in 1999 was $3,041,175 as compared to $3,261,405 in 1998. Exploration expense for the current period includes $1,241,359 representing advances and accrued interest under the OAL debenture agreement. The decision to expense all costs related to this project was made after OAL defaulted on its interest payment due on September 1, 1999.

        Miscellaneous expense in fiscal 1998 resulted from the $400,000 payment to AIOC Corporation ("AIOC") as full and final payment of all matters and claims between AIOC, AZCO and Sanchez.

TWELVE MONTHS ENDED JUNE 30, 1998 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1997.

        AZCO had a net loss of $3,044,112 for fiscal 1998 compared to net loss of $8,155,700 in 1997. The reduction in net loss for the year ended June 30, 1998 was the result of a decrease in exploration expenditures of $4,313,601.

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

        Miscellaneous expense in fiscal 1998 resulted from the $400,000 payment to AIOC as full and final payment of all matters and claims between AIOC, AZCO and Sanchez.

LIQUIDITY AND CAPITAL RESOURCES

        For the fiscal year ended June 30, 1998 the Company met its capital requirements through the proceeds of the sale of assets to Phelps Dodge in 1996.

        At June 30, 1999 and June 30, 1998 the Company had cash and cash equivalents of $12,106,173 and $18,320,882, respectively, and working capital of $11,813,811 and $19,021,047, respectively. Total liabilities at June 30, 1998 were $299,061 as compared to $387,984 on June 30, 1999.

        The Company feels that its current cash position is strong enough to fund all capital requirements in fiscal 2000. In the event that a production decision is made in regards to the Piedras Verdes project it is the Company's intention to raise additional capital to fund its share of the construction costs. The continued development of the Black Canyon Mica project is expected to be funded from the Company's treasury. Funding of the ongoing exploration projects in California, Mali, Indonesia and Mexico (including approximately $4.1 million in potential pre-production royalties on the Piedras Verdes project over the next 10 years) is expected to come from either the Company's treasury or from potential joint venture partners. In the event that is not possible additional funding will be sought to fund the advance royalties on the Piedras Verdes project if the Company chooses to retain its interest in that project.

ADDRESSING YEAR 2000

        The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure that could affect an entity's ability to conduct normal business operations. However, the Company has installed updated accounting software that addresses the potential year 2000 problem. It is anticipated that there will be no material impact on the Company. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The following table lists the names and positions of the executive officers and directors of the Company as of September 23, 1999. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the age, business experience, and length of time served in each capacity and other matters relevant to each individual is set forth below in the table.

       NAME                                 POSITION HELD
       ----                                 -------------
Alan Peter Lindsay                  President, Chairman, Chief Executive
                                    Officer and Director

Anthony Richard Harvey              Vice Chairman of the Board, Director
                                    Executive Vice President and Secretary

Paul Arthur Hodges                  Director of the Company

Dr. Ian McFarlane Gray              Director of the Company

Lawrence G. Olson                   Director of the Company

Ryan Andrew Modesto                 Vice President Finance

Gary L. Simmerman                   Vice President Operations

Douglas W. Ramshaw                  Vice President Corporate Development

        All of the directors and officers of the Company have held their principal occupations as set out above, except as follows, during at least the last five years:

        Mr. Lindsay, aged 49, one of the Company's founders, has been responsible for arranging the financing, the corporate development and the building of the organization important to the success of the Company. Mr. Lindsay has an extensive background in business management and marketing. Mr. Lindsay has been involved in the mining business for the past ten years and since 1989 has been devoted to AZCO's business. From 1982 to 1989 Mr. Lindsay was the Manager of the Financial Services Division of the North American Life Assurance Company in Vancouver.

        Mr. Harvey, aged 65, one the Company's founders, has been associated with the Company since July 13, 1988. He has been a full-time employee since May 18, 1989, prior to which he spent 30 years with Wright Engineers Limited, where he gained extensive experience in the mining industry in various management positions, including mine construction and ore extraction, bulk handling and processing, project management and corporate marketing and development, in many countries including the U.S. As a senior project manager he was responsible for the overall management and direction of many mining projects worldwide, including the Copper Flat Project 15,000 ton per day copper/moly open pit mining and processing plant located in New Mexico, for Quintana Minerals Corporation, and a 3,000 tpd underground copper mine rehabilitation expansion located in Ireland, for Avoca Mines Limited.

        Mr. Hodges, aged 72, a director, has a degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona. Mr. Hodges has over 40 years experience in the mining industry covering exploration, operations, project startup, management and financing and has worked for Anaconda, Asarco, RTZ and St. Joe. Mr. Hodges was the Chief Engineer worldwide for open pit mining for RTZ and was the President of Anamax Mining Company at Twin Buttes. Most recently Mr. Hodges was the President of Compania Minera El Indio. He was a director of Lac Minerals Limited, a publicly traded company acquired by American Barrick in late 1994. Mr. Hodges joined the Board in August 1993.

        Dr. Gray, aged 63, a P.Eng. of Ontario, Canada, and a Fellow of the Society of Economics Geologists, became a director of the Company on September 4, 1996. Dr. Gray, a Mining Geologist from the Royal School of Mines in London, UK, has spent over 40 years in the international mining industry. His experience ranges from mineral exploration through project development to mine production for a wide variety of minerals throughout North, Central and South America, Australia, East and Southeast Asia and Central and Southern Africa. During his career Dr. Gray has held senior positions with major mining companies such as Inco Ltd. and BP Minerals International Ltd., followed by considerable experience in the formation and general management of Canadian based junior mining public companies. Notable achievements include important roles in the development of the huge Olympic Dam copper, uranium and gold production complex in South Australia and the 370,000 ounce per year Fort Knox gold mine located near Fairbanks Alaska.

        Mr. Olson, aged 62, became a director of the Company on March 15, 1999 in connection with the acquisition of Arizona Mica (see Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in respect to the arrangements under which Mr. Olson became a director). Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. In 1998 Olson Precast of New Mexico, Inc., a company controlled by Mr. Olson, was liquidated under the United States Bankruptcy law in proceedings in the United States Bankruptcy Court for the district of New Mexico. Mr. Olson received a B.S. in Civil Engineering from the University of Southern California in 1959.

        Mr. Simmerman, aged 49, joined the Company in September 1992 as Chief Engineer of the Sanchez Project, and in October of 1998 was appointed Vice-President of Operations. Mr. Simmerman, a Mining Engineer from the University of Arizona, has been working in the mining industry since 1974, and has been involved in exploration, development and production operations in gold, silver, copper, cobalt, coal and uranium. For the five years prior to joining the Company Mr. Simmerman was Chief Engineer for Santa Fe Pacific Gold's Rabbit Creek Mine and was involved in the original determinations of the ore reserves and the feasibility stage through startup, production and expansion to a 200,000 ton per day operation.

        Mr. Modesto, aged 44, Vice President Finance since October 26, 1998 joined the Company in June of 1994 as Controller of the Sanchez project. Mr. Modesto served as the Company's Corporate Controller and Principal Accounting Officer from January of 1996 to October of 1998. Mr. Modesto earned a B.S. in Accounting from the University of Utah in 1977 and has 22 years of accounting and administrative experience in the mining industry. For the six years prior to joining the Company Mr. Modesto was the Controller for Corona Gold Inc.'s Santa Fe Mine located in Nevada.

        Mr. Ramshaw, aged 28, Vice-President of Corporate Development effective April 29, 1997, joined AZCO on February 1, 1997 as Manager-Corporate Development. Mr. Ramshaw, a Mining Geologist, earned a B.S. from the Royal School of Mines, London, in 1993 and has a variety of experience in gold exploration and mining. Prior to joining AZCO Mr. Ramshaw was a Mining Analyst at C.M. Oliver and Co. Ltd. from January 1996 through February 1997, Assistant Editor for the Mining Journal from February 1994 through 1995 and a Consulting Geologist from June 1993 through January 1994.

        Dr. Badham, aged 52, Chief Geologist joined AZCO on August 1, 1997. Dr. Badham resigned from his position with the Company effective July 31, 1999. Prior to being associated with AZCO Dr. Badham was Chief Geologist for RTZ Mining and Exploration from 1989 through 1996 and Area Selection Geologist for B.P. Minerals from 1983 through 1989.

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

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for one late filing of a Form 3 reporting eleven sales in July 1999 by Dr. Badham.

ITEM 11. EXECUTIVE COMPENSATION

        The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended June 30, 1999, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:

                                   Summary Compensation Table
                                (As at year ended June 30, 1999)
- --------------------------------------------------------------------------------------------------
                                                                                    Long Term
                                           Annual Compensation                     Compensation
                               -------------------------------------------------   ------------
                                                                                    Securities
                                                                                    Underlying
                                                                                     Options/
                                                                  Other Annual         SARs
Name and Principal                         Salary        Bonus    Compensation        Granted
  Position                        Year       ($)          ($)          ($)              (#)
- ------------------                ----    ----------     -----    ------------      ----------
Alan P. Lindsay                   1999    183,750(1)     9,000       9,000(3)         200,000
 President, Chairman              1998    139,169(1)     5,500       7,250(3)               0
 of the Board and CEO             1997    110,000(1)     5,500       6,000(3)               0

Anthony R. Harvey                 1999    183.750(2)     9,000       9,000(3)         200,000
 Vice Chairman, Exec. Vice        1998    139,169(2)     5,500       7,250(3)               0
 President, Secretary             1997    110,000(2)     5,500       6,000(3)               0

Dr. Nick P. Badham(6)             1998    154,083        7,750           0                  0
 Chief Geologist                  1997    148,000        7,500           0                  0
                                  1996     48,000            0           0            100,000

Ryan A. Modesto                   1999    109,084        5,500           0             70,000
 Vice President Finance           1998     97,200        4,800      30,000(4)          13,000
                                  1997     84,479        4,100           0             50,000

Gary L. Simmerman                 1999    115,973        7,500      30,000(5)         155,000
 Vice President Operations        1998     96,000        4,800           0             30,000
                                  1997     88,344        4,100           0             45,000

(1) These amounts were actually paid to Alan Lindsay and Associates Ltd., a management company under the control of Mr. Lindsay, pursuant to management agreements, dated May 1989 and February 1998, with the Company.

(2) These amounts were actually paid to ARH Management Ltd., a management company under the control of Mr. Harvey, pursuant to management agreements, dated May 1989 and February 1998, with the Company.

(3) These amounts were paid as reimbursement of medical insurance premiums.

(4) Mr. Modesto was granted a $30,000 relocation allowance in conjunction with the move of the Company's corporate office from Solomon, Arizona, to Ferndale, Washington.

(5) Mr. Simmerman was granted a $30,000 relocation allowance in conjunction with the Company's establishment of its Glendale office to oversee the Black Canyon Mica project.

(6) Dr. Badham resigned his position with the Company on July 31, 1999.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential
                                                                                        Realized Value
                                                                                          (Cdn $) at
                        Number                                                          Assumed Annual
                          of           % of Total                                            Rates
                      Securities        Options                                         of Stock Price
                      Underlying       Granted to                                      Appreciation For
                       Options         Employees    Exercise or                           Option Term
                       Granted         in Fiscal    Base Price                        ------------------
     Name                (#)             Year       (Cdn $/Sh)   Expiration Date        5%          10%
- ---------------       ----------       ----------   -----------  ---------------      ------      ------
Ryan A. Modesto        30,000(1)           4%          0.80        July 13,2003        6,631      14,652

Gary L. Simmerman      25,000(2)           4%          0.70       October 23,2003      4,834      10,684

Ryan A. Modesto        20,000(2)           3%          0.70       October 23,2003      3,868       8.547

Alan P. Lindsay       200,000(3)          29%          0.80      February 22,2004     44,205      97,681

Anthony R. Harvey     200,000(3)          29%          0.80      February 22,2004     44,205      97,681

Gary L. Simmerman      30,000(3)           4%          0.80      February 22,2004      6,681      14,652

Ryan A. Modesto        20,000(4)           3%          1.05        March 11,2004       5,802      12,820

Gary L. Simmerman     100,000(4)          15%          1.05        March 11,2004      29,010      64,104

(1) These options are exercisable from the date of grant (July 13, 1998).

(2) These options are exercisable from the date of grant (October 23, 1998).

(3) These options are exercisable from the date of grant (February 22, 1999).

(4) These options are exercisable from the date of grant (March 11, 1999).


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES

                            Number of Securities
                                 Underlying                     Value of Unexercised
                             Unexercised Options             In-The-Money Options at
                                 at FY-End                           FY-End ($)(*)
                       ------------------------------      -----------------------------
      Name             Exercisable      Unexercisable      Exercisable     Unexercisable
- -----------------      -----------      -------------      -----------     -------------
Alan P. Lindsay          500,000              0              146,290             0

Anthony R. Harvey        500,000              0              146,290             0

Dr. Nick Badham          100,000              0               22,470             0

Gary L. Simmerman        265,000              0               70,576             0

Ryan A. Modesto          170,000              0               48,042             0

(*) Based on the closing price of $0.94 of the Company's common stock as quoted on The American Stock Exchange on June 30, 1999.

COMPENSATION OF DIRECTORS

        The Company pays a fee to its outside, non-officer directors of $1,500 per month. The Company also reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1999 non-officer directors received a total of $320 in consulting fees.

REPORT ON REPRICING OF OPTIONS

        The Company's Board of Directors on March 10, 1999 repriced all outstanding stock options of employees and directors to Cdn. $1.05, the closing price at that date on the Toronto Stock Exchange. This repricing was subsequently ratified by the Company's shareholders at the annual and special meeting of shareholders on May 26, 1999. The Board believes that the repricing was necessary to keep compensation competitive in the industry. The following table represents all repricings of stock option held by executive officers of the Company during the last ten years.

                           TEN-YEAR OPTION REPRICINGS

                                                          Market
                                                          Price       Exercise                  Length of
                                          Number of    of Stock at    Price at       New      Original Term
                                         Underlying      time of        Time       Exercise    Remaining at
                                           Options      Repricing   of Repricing    Price        Date of
       Name                 Date          Repriced       (Cdn.$)      (Cdn.$)      (Cdn.$)      Repricing
- ------------------      -------------    ----------    -----------  ------------   --------   -------------
  Alan P. Lindsay       March 11,1999       300,000        $1.05         $1.80        $1.05        2 years
       (CEO)

 Anthony R. Harvey      March 11,1999       300,000        $1.05         $1.80        $1.05        2 years
   (Executive VP)

  Ryan A. Modesto       March 11,1999        12,000        $1.05         $3.50        $1.05       4 months
    (VP Finance)

                        March 11,1999        25,000        $1.05         $1.80        $1.05        2 years

                        March 11,1999        50,000        $1.05         $1.87        $1.05       3 years,
                                                                                                  2 months

                        March 11,1999        13,000        $1.05         $1.70        $1.05       3 years,
                                                                                                  9 months

 G. L. Simmerman        March 11,1999        35,000        $1.05         $1.80        $1.05        2 years
 (VP Operations)

                        March 11,1999        45,000        $1.05         $1.87        $1.05       3 years,
                                                                                                  2 months

                        March 11,1999        30,000        $1.05         $1.80        $1.05       3 years,
                                                                                                   1 month

 Doug W. Ramshaw        March 11,1999       100,000        $1.05         $2.32        $1.05       2 years,
 (VP Corp. Dev.)                                                                                 11 months

 Dr. Nick Badham        March 11,1999       100,000        $1.05         $1.95        $1.05       3 years,
 (Chief Geologist)                                                                                4 months

        The foregoing report is submitted by the entire board of directors Mr. Alan P. Lindsay, Mr. Anthony R. Harvey, Mr. Paul A. Hodges, Dr. Ian M. Gray and Mr. Lawrence G. Olson.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

        Effective February 1, 1998 the Company entered into a management agreement with Alan Lindsay and Associates Ltd. ("Associates"), a British Columbia corporation owned and controlled by Mr. Lindsay, the Company's Chief Executive Officer. This new agreement replaces an original May 1, 1989 agreement in its entirety. This agreement requires all salary amounts otherwise payable by the Company to Mr. Lindsay to be paid to Associates. Associates is therein provided with a base fee of $180,000 annually and an allowance for equivalent benefits enjoyed by Company personnel. The base fee may be renegotiated annually at the request of either party. In the event that the parties cannot agree then the base fee is to be increased by the greatest of 5% or the amount of the cost of living index as published by the Canadian Federal government. The term of this agreement is for a period of 36 months and renews automatically for subsequent one-year periods unless either party gives the other party notice of non-renewal at least 90 days prior to the end of any term. In the event that the agreement is terminated, or fails to renew due to failure of agreement after the issuance of a non-renewal notice, Associates will receive a termination fee equal to either the sum of the buy-out of any outstanding stock options for a price equal to the average market price of the Company's shares on The Toronto Stock Exchange multiplied by the number of shares under option and less the exercise price thereof or, at the election of Associates and subject to regulatory approval, extension of the option for a year after termination; plus the greater of:(i) the aggregate remaining base fee for the unexpired remainder of the term and (ii) the then annual base fee plus one month of base fee for each year, or portion thereof, served after the effective date. In the event that Associates is unable to provide the services due to protracted disability or sickness or the death of its principal (Mr. Lindsay) it may, at any time, declare such to the Company and may terminate the agreement as a without fault termination and the termination fee shall be payable. The Company may elect to effect such termination, and shall pay the termination fee, in the case of death of Associates' principal or in the event that sickness or disability has continued for a period in excess of 120 days. It is the Company's estimation that if the management agreement with Associates was terminated September 23, 1999 Associates would be due $454,420 as a termination fee. This fee represents $186,670 (Cdn.$275,000) for the buyout of outstanding stock options on September 23, 1999 and $267,750 as the aggregate remaining base fee for the remainder of the term of the agreement.

        Effective February 1, 1998 the Company entered into a management agreement with ARH Management Ltd. ("Management"), a British Columbia corporation owned and controlled by Mr. Harvey, the Company's Vice Chairman. This new agreement replaces an original May 1, 1989 agreement in its entirety. This agreement requires all salary amounts otherwise payable by the Company to Mr. Harvey to be paid to Management. Management is therein provided with a base fee of $180,000 annually and an allowance for equivalent benefits enjoyed by Company personnel. The base fee may be renegotiated annually at the request of either party. In the event that the parties cannot agree then the base fee is to be increased by the greatest of 5% or the amount of the cost of living index as published by the Canadian Federal government. The term of this agreement is for a period of 36 months and renews automatically for subsequent one-year periods unless either party gives the other party notice of non-renewal at least 90 days prior to the end of any term. In the event that the agreement is terminated, or fails to renew due to failure of agreement after the issuance of a non-renewal notice, Management will receive a termination fee equal to the sum of the buy-out of any outstanding stock options for a price equal to the average market price of either the Company's shares on The Toronto Stock Exchange multiplied by the number of shares under option and less the exercise price thereof or, at the election of Management and subject to regulatory approval, extension of the option for a year after termination; plus the greater of: (i) the aggregate remaining base fee for the unexpired remainder of the term and (ii) the then annual base fee plus one month of base fee for each year of portion thereof, served after the effective date. In the event that Management is unable to provide the services due to protracted disability or sickness or the death of its principal (Mr. Harvey) it may, at any time, declare such to the Company and may terminate the agreement as a without fault termination and the termination fee shall be payable. The Company may elect to effect such termination, and shall pay the termination fee, in the case of death of Management's principal or in the event that sickness or disability has continued for a period in excess of 120 days. It is the Company's estimation that if the management agreement with Management was terminated September 23, 1999 Management would be due $454,420 as a termination fee. This fee represents $186,670 (Cdn.$275,000) for the buyout of outstanding stock options on September 23, 1999 and $267,750 as the aggregate remaining base fee for the remainder of the term of the agreement.

        Effective August 15, 1994 management agreements were provided to both Messrs. Harvey and Lindsay that are effective in the event of a change in control of the Company. Similar management agreements (collectively, the "Management Agreements") were provided to each of Mr. Modesto, on November 19, 1996, and Mr. Simmerman, on October 23, 1998. The Management Agreements provide for a lump sum distribution in an amount (taking into account all other applicable change in control payments by the Company) not to exceed 299% of the base amount as defined in IRC Section 280G(b) upon a change in control of the Company. Such "base amount" is generally equivalent to the applicable person's average annual compensation from the Company includable in his gross income over the preceding five years. Change of control is therein defined to include only the following circumstances:

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

        Effective August 15, 1994 for Mr. Hodges, and effective November 19, 1996 for Dr. Gray, director's agreements (collectively, the "Director's Agreements") were provided to each of the above that are also effective in the event of a change in control of the Company. These Director's Agreements provide for a lump sum distribution not to exceed $100,000 upon a change in control of the Company. Change in control has the same definition as set forth above in connection with the Management Agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ending 1999 the entire board of directors acted as the Company's compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth information, as of September 23, 1999, with respect to beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted each shareholder has sole investment and voting power over the shares owned.

         Name and Address                 Type of          Number of          Percent of
       Of Beneficial Owner               Ownership           Shares             Class
- -------------------------------          ----------       ------------      -------------
Alan P. Lindsay                          Record and       1,178,569(1)           3.89%
999 W. Hastings, Ste 1250                Beneficial
Vancouver, BC, Canada  V6C 2W2

Anthony R. Harvey                        Record and         653,252(2)           2.15%
999 W. Hastings, Ste 1250                Beneficial
Vancouver, BC, Canada  V6C 2W2

Paul A. Hodges                           Record and         116,524(3)              *
4536 N. Via Bellas Catalinas             Beneficial
Tucson, AZ  85718

Dr. Ian M. Gray
Copper Hill House, Buller Hill           Record and         150,000(4)              *
Redruth,Cornwall U.K., TR16 6SR          Beneficial

Lawrence G. Olson                                                                5.85%
3045 S. 35th Avenue                      Record and       1,750,000(5)
Phoenix, AZ 85009                        Beneficial


Ryan A. Modesto                          Record and         170,000(6)
PO Box 1895                              Beneficial                                 *
Ferndale, WA 98248

Gary L. Simmerman                        Record and         265,000(7)              *
1211 W. Crystal Palace Place             Beneficial
Oro Valley, AZ 85737

Floyd R. Bleak                           Record and       1,500,000              5.03%
3616 E. Omega Circle                     Beneficial
Mesa, AZ 85215

Officers & Directors                     Record and       4,393,345           13.85%
As a Group (8 persons)                   Beneficial

*- indicates less than 1%

(1) Includes 605,308 shares owned by a corporation controlled by Mr. Lindsay. Includes options to acquire 300,000 shares at an exercise price of CDN $1.05 per share and 200,000 shares at an exercise price of CDN $0.80 per share.

(2) Includes 122,224 shares owned by Mr. Harvey's wife. Includes options to acquire 300,000 shares at an exercise price of CDN $1.80 per share and 200,000 shares at an exercise price of CDN $0.80 per share.

(3) Includes options to acquire 50,000 shares at an exercise price of CDN $1.05 per share and 50,000 shares at an exercise price of CDN $0.70 per share.

(4) Represents options to acquire 100,000 shares at an exercise price of CDN $1.05 per share and 50,000 shares at an exercise price of CDN $0.70 per share.

(5) Includes an options to acquire 100,000 shares at an exercise price of CDN $1.05 per share.

(6) Represents options to acquire 120,000 shares at an exercise price of CDN $1.05 per share, 20,000 shares at an exercise price of CDN $0.70 per share and 30,000 shares at an exercise price of CDN $0.80 per share.

(7) Represents options to acquire 210,000 shares at an exercise price of CDN $1.05 per share, 25,000 shares at an exercise price of CDN $0.70 per share and 30,000 shares at an exercise price of CDN $0.80 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 9, 1999 the Company completed the acquisition of Arizona Mica, which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. This acquisition was accomplished through the merger of Arizona Mica with and into the Company's wholly owned subsidiary, Sanchez, with Sanchez being the surviving corporation in the merger. Sanchez has subsequently changed its name to AZCO Mica, Inc. In connection with the merger, the Company issued an aggregate of 4,500,000 shares (the "Shares") of its common stock to the three shareholders of Arizona Mica, Messrs. Lawrence G. Olson, John O. Rud and Floyd R. Bleak, with each such shareholder receiving 1,500,000 shares of the Company's common stock. The Shares were issued as "restricted securities", as that term is defined in Rule 144 promulgated under the United States Securities Act of 1933, as amended (the "Act"), and the certificates representing the shares bear a restrictive legend permitting transfer only pursuant to registration or applicable exemption under the Act.

        As part of the merger transaction Messrs. Olson, Bleak and Rud also entered into a Voting Agreement (the "Voting Agreement") with the Company, Arizona Mica and Messrs. Alan P. Lindsay and Anthony R. Harvey, who are officers, directors and shareholders of the Company. The Voting Agreement has a term of five years commencing March 9,1999 and the principal provisions of the Voting Agreement are as follows:

1. Messrs. Olson, Rud and Bleak each grant to the management of the Company, as such may exist from time to time, the right to vote their Shares in favor of the nominees to the Company's Board of Directors proposed by management at any meeting of Shareholders of the Company. This provision is implemented through the grant of an irrevocable proxy by Messrs. Olson, Rud and Bleak to such member of the Board of Directors of the Company as the Board of Directors may specify from time to time;

2. The Company agrees to appoint one nominee (the "Nominee") of Messrs. Olson, Rud and Bleak to the Company's Board of Directors and agrees to include the Nominee in the management's slate of directors at any meeting, of the Shareholders of the Company;

3. Messrs. Olson, Rud and Bleak are permitted to sell, assign or otherwise transfer the Shares covered by the Voting Agreement provided that such transfers comply with applicable securities laws. Any Shares so transferred will no longer subject to the terms of the Voting Agreement; and

        Lawrence G. Olson, a non-officer director of the Company since March 15, 1999, is the owner of Olson Precast of Arizona Inc. ("Precast"). Precast, through a closed bidding arrangement, was awarded the concrete contract on the Company's Glendale, Arizona, mica processing facility. Precast was compensated a total of $141,385 for the contract.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) 1. Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1, through F-22.

2. Financial Statement Schedules - Reference is made to the Financial Statement Schedules on Page F-22.

3. Exhibits

 3.1       Registrant's Certificate of Incorporation dated August 8, 1991(1)

 3.2       Articles of Amendment to the Certificate of Incorporation dated December 5, 1991(1)

 3.3       Registrant's Amended By-laws(2)

 3.4       Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada(2)

 4.1       Specimen stock certificate.(3)

10.1       Agreements for Suaqui Verde property (1)

10.2       Agreements for Piedras Verdes property (1)

10.3       Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge (2)

10.4       Memorandum of Agreement between West Africa Gold & Exploration Ltd., Eagle, Lion and the Registrant (4)

10.5       Management Agreement dated February 1, 1998 between the Registrant and ARH Management Ltd. (5)

10.6       Management Agreement dated February 1, 1998 between the Registrant and Alan Lindsay and Associates, Ltd. (5)

10.7       Option to Purchase Agreement, for the Benitoite Gem Mine, dated December 1, 1997 between the Registrant and
           William C. Forrest, Hilda F. Forrest and Elvis L. Gray. (5)

10.8       Debenture Agreement dated May 22, 1998, where Registrant purchases a $1,500,000 convertible debenture of
           Oro Argentina Limited. (5)

10.9       Right of First Refusal Agreement dated June 18, 1998 between the Registrant and Minera Cortez Resources Ltd. (5)

10.10      Mineral Property Option Agreement dated July 21, 1998, for the La Adelita property, between the Registrant and
           Minera Cortez Resources Ltd. (5)

10.11      Change in Control Management Agreements between the Registrant and each of Messrs. Lindsay, Harvey, Modesto and Ramshaw. (5)

10.12      Change in Control Director's Agreements between the Registrant and each of Mr. Hodges and Dr. Gray. (5)

10.13      Cobre del Mayo, S.A. de C.V. Shareholders' & Operator's Agreement. (5)

10.14      Agreement and Plan of Merger of Arizona Mica Properties, Inc, into Sanchez Mining Inc. dated March 10, 1999. (6)

10.15*     Shareholders Agreement between the Registrant, Sanou, WAG and Randgold dated March 31, 1999.

10.16*     Mineral Property Option Agreement dated May 20, 1999, for the Silverado property, between the Registrant and
           Minera Cortez Resources Ltd.

10.17*     Agreement in Principle dated August 9, 1999, between the Registrant Mr. Thomas Ford and Calgem, Inc.

21.1*      Subsidiaries of the Registrant.

24.1*      Consent of PricewaterhouseCoopers.

27.1*      Financial Data Schedule.

- ------------
(1) Exhibit nos. 3.1, 3.2, 10.4 and 10.5 are incorporated by reference from exhibit nos. 3.1, 3.2, 10.10 and 10.11, respectively, from the Registrant's Registration Statement on Form S-4 (File No. 33-45162).

(2) Exhibit nos. 3.3, 3.4 and 10.3 are incorporated by reference from exhibit nos. 3.3, 3.4 and 10.20, respectively, from the Registrant's Annual Report on Form 10-K(a) for the fiscal year ended June 30, 1995.

(3) Exhibit No. 4.1 is incorporated by reference from exhibit no. 1 from the Registrant's Registration Statement on Form 8-A that was filed with the SEC on July 21, 1992.

(4) Exhibit No. 10.4 is incorporated by reference from exhibit no. 10.10 from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(5) Exhibit nos. 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 are
    incorporated by reference from exhibit nos. 10.7, 10.8, 10.9, 10.10, 10.12, 10.13, 10.15, 10.16 and 10.17, respectively, from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(6) Exhibit No. 10.14 is incorporated by reference from exhibit no. 1 from the Registrant's Form 8K filed with the SEC and dated March 9, 1999.

 *  Filed herewith.

(b) Reports on Form 8K:

        March 9, 1999. Acquisition of Arizona Mica Properties Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AZCO MINING INC.

Date: September 27, 1999               By: /s/ Alan P. Lindsay
                                          --------------------------------------
                                          Alan P. Lindsay
                                          President, Chairman of the Board and
                                          Chief Executive Officer

Date: September 27, 1999               By: /s/ Ryan A. Modesto
                                          --------------------------------------
                                          Ryan A. Modesto
                                          Vice President Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

     Signature                     Title                      Date
     ---------                     -----                      ----
/s/ Alan P. Lindsay      President, Chairman of the    September 27, 1999
- ---------------------    Board and Chief Executive
Alan P. Lindsay          Officer

/s/ Anthony R. Harvey    Vice Chairman, Executive      September 27, 1999
- ---------------------    Vice President, Secretary
Anthony R. Harvey        and Director

/s/ Paul A. Hodges       Director                      September 27, 1999
- ---------------------
Paul A. Hodges

/s/ Dr. Ian M. Gray      Director                      September 27, 1999
- ---------------------
Dr. Ian M. Gray

/s/ Paul A. Hodges       Director                      September 27, 1999
- ---------------------
Paul A. Hodges

AZCO MINING INC. (DELAWARE)
Form 10-K
Item 8, Item 14(a) (1) and (2)
Index to Financial Statements and Supplemental Schedule
- --------------------------------------------------------------------------------

                                                                                                Page
                                                                                                ----
The following financial statements required to be included in Item 8 are listed below:

Report of Independent Accountants                                                               F-2

Consolidated Balance Sheets as at June 30, 1999 and 1998                                        F-3

Consolidated Statements of Loss for the fiscal years
ended June 30, 1999, 1998 and 1997                                                              F-4

Consolidated Statements of Stockholders' Equity for the fiscal years
ended June 30, 1999, 1998 and 1997                                                              F-5

Consolidated Statements of Cash Flows for the fiscal years
ended June 30, 1999, 1998 and 1997                                                              F-6

Notes to Consolidated Financial Statements                                                      F-7

The following financial statement schedule of the Registrant is included in Item
14(a)(2):

Schedule II - Valuation and Qualifying Accounts for the fiscal years
ended June 30, 1999, 1998 and 1997                                                             F-22

Schedules other than the one listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes.

                    [PRICEWATERHOUSECOOPERS LLP LETTERHEAD]



September 4, 1999

AUDITORS' REPORT

TO THE SHAREHOLDERS OF
AZCO MINING INC. (DELAWARE)

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Azco Mining Inc. (Delaware) and its subsidiaries as at June 30, 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with United States generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PRICEWATERHOUSECOOPERS LLP

CHARTERED ACCOUNTANTS

AZCO MINING INC. (DELAWARE)
Consolidated Balance Sheets
AS AT JUNE 30, 1999 AND 1998
- --------------------------------------------------------------------------------

                                                                               1999              1998
                                                                         ----------        ----------
                                                                                  $                 $
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                12,106,173        18,320,882
Restricted cash                                                                  --            16,165
Prepaids and other                                                           95,623           201,061
Income taxes receivable                                                          --           782,000
                                                                        -----------------------------
TOTAL CURRENT ASSETS                                                     12,201,796        19,320,108
                                                                        -----------------------------
PROPERTY AND EQUIPMENT
Mineral properties, plant and equipment (note 5)                          5,076,969                --
Furniture and equipment                                                      74,502            90,440
                                                                        -----------------------------
                                                                          5,151,471            90,440
Less: Accumulated depreciation and amortization                             (57,863)          (66,382)
                                                                        -----------------------------
                                                                          5,093,608            24,058
INVESTMENT AND ADVANCES (note 4)                                             50,588           134,778
                                                                        -----------------------------
OTHER ASSETS                                                                  7,725             7,725
                                                                        -----------------------------
TOTAL ASSETS                                                             17,353,717        19,486,669
                                                                        =============================
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    387,984           299,061
                                                                        -----------------------------
CONTINGENCIES AND COMMITMENTS (notes 6 and 11)
STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
    100,000,000 common shares with a par value of $0.002 per share
Issued and outstanding
    29,832,121 (1998 - 25,680,497) common shares                             59,664            51,361
ADDITIONAL PAID-IN CAPITAL                                               28,297,561        25,999,733
DEFICIT                                                                 (11,391,492)       (6,863,486)
                                                                        -----------------------------
                                                                         16,965,733        19,187,608
                                                                        -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               17,353,717        19,486,669
                                                                        =============================

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Loss
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                     1999              1998              1997
                                                ---------         ---------        ----------
                                                        $                 $                 $
REVENUE
Interest income                                   905,891         1,052,516         1,332,679
Gain (loss) on sale of assets                       1,500              (970)           11,074
Other income                                       10,000             9,852            25,000
                                              -----------------------------------------------
                                                  917,391         1,061,398         1,368,753
                                              -----------------------------------------------
OPERATING EXPENSES
Salaries (note 11)                              1,091,914         1,007,740         1,107,910
General and administrative                      1,037,957         1,138,682         1,037,253
Exploration (notes 4 and 6)                     3,041,175         3,263,405         7,575,006
Accounting and legal                              263,633           384,870           254,288
Depreciation and amortization                      14,904            20,050            33,498
Financing and acquisition                              --                --           113,031
Legal settlement costs (note 11)                       --           400,000                --
                                              -----------------------------------------------
                                                5,449,583         6,214,747        10,120,986
                                              -----------------------------------------------
LOSS BEFORE INCOME TAXES                       (4,532,192)       (5,153,349)       (8,752,233)

INCOME TAX BENEFIT (note 8)                         4,186         2,109,237           596,533
                                              -----------------------------------------------
LOSS FOR THE YEAR                              (4,528,006)       (3,044,112)       (8,155,700)
                                              =================================== ===========
BASIC LOSS PER COMMON SHARE (note 9)                (0.17)            (0.12)            (0.32)
                                              =================================== ===========
DILUTED LOSS PER COMMON SHARE (note 9)              (0.17)            (0.12)            (0.32)
                                              =================================== ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                26,787,226        25,646,449        25,787,247
                                              =================================== ===========

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Stockholders' Equity
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                              COMMON STOCK
                                     -----------------------------       ADDITIONAL         RETAINED
                                       NUMBER OF                           PAID-IN          EARNINGS
                                        SHARES           AMOUNT            CAPITAL          (DEFICIT)           TOTAL
                                                            $                 $                 $                 $
                                     -----------       -----------       -----------       -----------       -----------
BALANCE - JUNE 30, 1996               25,512,938            51,026        25,587,549         4,336,326        29,974,901
Stock options exercised                   66,896               134            38,866                --            39,000
Stock option compensation                     --                --           149,996                --           149,996
Loss for the year                             --                --                --        (8,155,700)       (8,155,700)
                                     -----------------------------------------------------------------------------------

BALANCE - JUNE 30, 1997               25,579,834            51,160        25,776,411        (3,819,374)       22,008,197

Stock options exercised                   59,572               119            54,174                --            54,293
Issued for property interest              41,091                82            49,918                --            50,000
Stock option compensation                     --                --           119,230                --           119,230
Loss for the year                             --                --                --        (3,044,112)       (3,044,112)
                                     -----------------------------------------------------------------------------------

BALANCE - JUNE 30, 1998               25,680,497            51,361        25,999,733        (6,863,486)       19,187,608

Stock options exercised                   50,000               100            34,917                --            35,017
Issued for exploration property
    interests                            405,000               810           261,690                --           262,500
Issued for acquisition (note 5)        4,500,000             9,000         2,280,388                --         2,289,388
Repurchase of Company's shares          (803,376)           (1,607)         (465,767)               --          (467,374)
Stock option compensation                     --                --           186,600                --           186,600
Loss for the year                             --                --                --        (4,528,006)       (4,528,006)
                                     -----------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999               29,832,121            59,664        28,297,561       (11,391,492)       16,965,733
                                     ===================================================================================

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    1999              1998              1997
                                                                    ----              ----              ----
                                                                       $                 $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year                                             (4,528,006)       (3,044,112)       (8,155,700)
Items not affecting cash
    Depreciation and amortization                                 14,904            20,050            33,498
    Stock option compensation expense (note 7)                   186,600           119,230           149,996
    Issuance of common stock for property interest               262,500            50,000                --
    Amortization of premium on investment securities                  --                --             5,686
    Loss (gain) on sale of furniture and equipment                (1,500)              970           (11,074)
    Loss on write-down of refundable deposits                         --           370,505                --
    Loss on write down of investment (note 4)                  1,241,359                --                --
Net change in assets and liabilities
    Restricted cash                                               16,165            17,941            17,504
    Prepaids and other                                           105,438          (120,168)          135,768
    Refundable deposits                                               --           244,750          (615,255)
    Income taxes receivable                                      782,000          (302,272)         (479,728)
    Accounts payable and accrued liabilities                      45,923           (37,989)          278,833
    Deposit                                                           --         4,000,000                --
                                                             -----------------------------------------------
                                                              (1,874,617)        1,318,905        (8,640,472)
                                                             -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term investments                      --                --         1,395,000
Purchase of furniture and equipment and construction in
    progress                                                      (7,485)           (2,900)          (22,163)
Proceeds from sale of furniture and equipment                      1,500             5,102            13,090
Purchase of Minera Cortez Resources Ltd. shares                  (16,533)          (34,055)               --
Purchase of investment in OAL                                 (1,140,636)         (100,723)               --
Purchase of mine property, plant and equipment                (2,744,581)               --                --
                                                             -----------------------------------------------
                                                              (3,907,735)         (132,576)        1,385,927
                                                             -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                           35,017            54,293            39,000
Purchase of treasury stock                                      (467,374)               --                --
                                                             -----------------------------------------------
                                                                (432,357)           54,293            39,000
                                                             -----------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (6,214,709)        1,240,622        (7,215,545)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 18,320,882        17,080,260        24,295,805
                                                             -----------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                       12,106,173        18,320,882        17,080,260
                                                             ===============================================

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


1   NATURE OF OPERATIONS

    Azco Mining Inc. (Delaware) (the Company) is a U.S. mining company with a general business strategy to acquire mineral properties. The Company plans to supplement its core assets, the 100% owned Black Canyon Mica Project in Arizona and a 30% interest in the Piedras Verdes Project, through its acquisition of other mineral properties. As at June 30, 1999, no property had proven reserves of commercial ore.

    Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

2   SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    These consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

    CASH AND CASH EQUIVALENTS

    The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

    MINERAL PROPERTIES, PLANT AND EQUIPMENT

    Mineral properties, plant and equipment are recorded at cost.

    Depletion of mineral properties and development costs is to be provided on the unit-of-production method, based on proven and probable ore reserves. Buildings, plant and equipment is to be depreciated on a straight-line basis over their estimated useful lives.

    EXPLORATION PROPERTIES

    The Company expenses prospecting and exploration costs and capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility (to contain a viable mineral deposit). Gains or losses resulting from the sale or abandonment of mineral properties are included in operations. Proceeds from sales of properties in which the Company has retained an economic interest are credited against property costs, and no gain is recognized until all costs have been fully recovered.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


    PROPERTY EVALUATION

    Recoverability of investments in operating and non-operating properties is evaluated periodically. Estimated future net cash flows from each property are calculated using estimates of proven and probable ore reserves, estimated future prices (considering historical and current prices, price trends, and related factors), operating capital, and reclamation costs on an undiscounted basis. Where property costs are not recoverable reductions in the carrying value of each property are recorded to the extent the remaining investment exceeds the estimate of fair value. Changes in the geological and engineering interpretations of the Company's ore bodies, mica prices and operating costs may change the Company's estimate of proven and probable reserves. It is reasonably possible that the Company's estimate of proven and probable reserves will change in the near term resulting in additional charges for depreciation and reclamation in future reporting periods.

    Where properties are held for sale, recoverability is assessed based on management's estimate of fair value. Reductions in the carrying value of each property are recorded to the extent the remaining investment exceeds fair value, less costs of disposal.

    ENVIRONMENTAL AND RECLAMATION COSTS

    Estimated costs of decommission and reclamation associated with mineral properties, plant and equipment, as well as revised regulatory requirements are accrued over the life of the mine through periodic charges to earnings on the unit-of-production method.

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

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


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

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), which defines a fair value based method of accounting for employee (including directors) stock options. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 has been applied. The Company has elected to continue to measure compensation expense related to employee stock options using APB No. 25. The fair value of options granted to non-employees is expensed as compensation when options are granted, and the corresponding amount is credited to stockholders' equity.

3   CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company invests its cash and cash equivalents in high quality issuers. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation's insurance limit. At June 30, 1999 and 1998, cash equivalents of $11,800,000 and $18,300,000, respectively, were invested with one bank's trust and institutional portfolio department.

4   INVESTMENT AND ADVANCES

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

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


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

    During the year ended June 30, 1999, the Company made the decision to write off all the investment in OAL. This resulted in a charge to exploration expense of $1,241,359 during the year.

5   MINERAL PROPERTIES, PLANT AND EQUIPMENT

                                                        1999           1998
                                                           $              $
                                                   ---------      ---------
    Mineral properties                             2,219,996             --
    Land and buildings                               285,533             --
    Plant and mining equipment                     1,789,975             --
    Development costs                                781,465             --
                                                   ---------      ---------
                                                   5,076,969             --
                                                   =========      =========

    BLACK CANYON MICA PROJECT

    On March 10, 1999 the Company announced that it had acquired Arizona Mica Properties, Inc. ("AMPI") through a merger with the Company's subsidiary, Sanchez Mining Inc. AMPI is the owner of the Black Canyon Mica Project, a significant source of high-quality mica and a pilot processing plant situated near Phoenix, Arizona.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


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

                                                                          $
        Net assets acquired
            Mineral properties                                        2,219,996
            Development costs                                           112,392
            Lease obligation                                            (43,000)
            Deferred income tax liability                              (754,800)
            Recognition of deferred income tax asset                    754,800
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

6   EXPLORATION PROPERTIES

    a)  Piedras Verdes Project

        The Piedras Verdes Project is located in southern Sonora, Mexico. During the year ended June 30, 1996, the Company sold 70% of its interest in the Piedras Verdes Project to Phelps Dodge Corporation (Phelps Dodge).

        Under the terms of the sales agreement with Phelps Dodge, all assets and commitments related to this project were transferred to a separate company incorporated as Cobre del Mayo, S.A. de C.V. (Cobre). The Company maintains a 30% interest and Phelps Dodge a 70% interest in Cobre. Under the terms of the Shareholders' and Operator's Agreement among Phelps Dodge, Cobre del Mayo, Inc., the Company, and Cobre, the Company committed to provide up to $3,000,000 for costs required to bring the Piedras Verdes Project to the feasibility stage. As at June 30, 1999, the Company has advanced $3,865,511 towards the project. The Company also committed to funding its 30% of expenditures incurred in the feasibility stage. The Company is expensing all costs related to the project.

        On March 4, 1997, Cobre entered into a mining exploration and exploitation agreement with Compania Minera Serrana, S.A. de C.V. This agreement superseded the pre-existing lease. Under the terms of this agreement, Cobre has the following commitments to be funded 70% by Phelps Dodge and 30% by the Company:

        i) $10,000 per month from the execution of the agreement until production begins;

        ii) three payments of $299,035 due on the date of execution and on the first and second anniversaries of the date of execution;

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


        iii) royalties equal to three percent of the net value of mineral production; and

        iv) advance royalties of $1,000,000 on the third through fifth anniversaries of the date of execution, and $1,500,000 on the sixth through eleventh anniversaries if commercial production is not met by those anniversary dates.

        Following the results of a pre-feasibility study carried out by Phelps Dodge and announced in November 1998, Phelps Dodge has approved and initiated a $3,600,000 work budget advancing the project towards a bankable feasibility. Under the terms of the agreement, the Company is responsible for funding 30% of this work.

    b)  Suaqui Verde Project

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

        During the year ended June 30, 1998, MPDM terminated the option agreement with the Company.

        On July 17, 1999, the Company decided to terminate the agreement with the property owners and made the final payment due under the agreement. The Company intends to leave the property in good standing and have paid the mineral duties on the concessions until December 31, 1999.

    c)  La Adelita Property

        On July 21, 1998, the Company entered into an option agreement with Cortez whereby the Company was granted an option to earn up to 70% interest in the La Adelita property in Sonora, Mexico under the following terms:

        i) by subscribing to 100,000 common shares of Cortez at Cdn. $0.25 per share;

        ii) by making option payments and paying finder's fees on behalf of Cortez totalling $165,000 over the next five years; and

        iii) by incurring exploration expenditures on the property totalling $500,000 over the next three years.

        During the year ended June 30, 1999, the company has expended $228,256 on the La Adelita property and thus completing its first year's commitment to the property.

        On June 10, 1999, the Company acquired 100% interest in the Silverado property, which surrounds the La Adelita property, from Cortez for $20,000 and 30,000 of the Company's shares.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


    d)  Mali Project

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

        On May 17, 1996, under the terms of the above agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle River, Lion Mining, and WAG, had guaranteed $1,000,000 of development by May 15, 1997 to keep the properties in good standing. During the year ended June 30, 1997, the Company funded $4,052,316 for operating costs on the Mali Project, which exceeds the required expenditures. The operating costs are included in exploration costs in the accompanying statement of loss.

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

        On December 18, 1997, WAG (Mali) was granted a renewable exploration agreement on the Mali Project by the Mali Ministry of Mines and Energy. The agreement ran through December 1998 and has a work commitment of $3,360,000 assigned to it. As of June 30, 1998, this work commitment has been fulfilled.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


        On April 6, 1998, the Company entered into an agreement with Lines Overseas Management Ltd. (Lines). Under the terms of the Mali agreement, Lines had originally advanced $500,000 and 125,000 shares of the Company owned by it to Eagle River for payments to Guefest and other parties. The Company has agreed to issue 375,000 of its shares to Lines in consideration for assigning and quitclaiming to the Company all advances and shares and any other benefit or claim of Lines related to the Mali agreement. These shares were issued on September 17, 1998.

        On January 22, 1999, the trustee ("Petitioner") in bankruptcy proceedings against Eagle River International Ltd. ("Eagle") served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company (see note 11).

        On March 31, 1999 the Company announced that it had entered into a joint venture with Randgold Resources Ltd. ("Randgold") whereby Randgold acquired the right to earn up to 75% of the Company's interest. To earn this consideration Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the agreement, of at least one million ounces. Thereafter Randgold shall prepare a Bankable Feasibility Study on any such resource for WAG within a further 12 months in order to earn its interest therein.

    e)  Indonesia Projects

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

        As a result, the Company received a refund of $244,750 in deposits on one of the properties. The remaining $370,505 in deposits was written off to exploration expenses in the year ended June 30, 1998.

    f)  Benitoite Project

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

        On March 18, 1999 the Company made an additional payment of $20,000 to extend the option to January 1, 2000.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


7   STOCK OPTIONS

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

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for fiscal 1999: risk-free interest rate from 4.07% to 5.50%, no dividend, volatility factor of the expected market price of the Company's common stock of 0.71, and an expected life of five years.

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

    For the purposes of pro forma disclosure, the estimated fair value of the options of $303,580 (1998 - $59,141; 1997 - $376,394) is expensed when the options are granted as the options are fully vested when granted. Additional fair value of the options of $269,760 (1998 - $nil; 1997 - $nil) is expensed when certain options were repriced during the year. The Company's pro forma information for fiscal 1999, 1998 and 1997 follows:

                                                    1999               1998               1997
                                                       $                  $                  $
        Pro forma net loss                    (5,101,346)        (3,103,293)        (8,532,094)
        Pro forma basic loss per share             (0.19)             (0.12)             (0.33)
        Pro forma diluted loss                     (0.19)             (0.12)             (0.33)


    The estimated fair value of options granted to non-employees of $186,600 (1998 - $119,230; 1997 - $149,995) has been credited to paid-in capital and shown as a charge to salaries in the statement of operations.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


    Plan activity for the years ended June 30, 1999, 1998 and 1997 was as follows:

                                                    NUMBER OF
                                                      SHARES          PRICE RANGE OF OPTIONS
        Balance - outstanding at June 30, 1996       2,187,408       U.S. $0.40 to Cdn. $3.50

        Granted                                        565,000       Cdn. $1.87 to Cdn. $2.32
        Cancelled                                     (420,940)      Cdn. $1.80 to Cdn. $3.00
        Exercised                                      (66,896)      U.S. $0.40 to Cdn. $1.55
                                                    ----------

        Balance - outstanding at June 30, 1997       2,264,572       Cdn. $1.20 to U.S. $3.00

        Granted                                        252,000       Cdn. $1.40 to Cdn. $1.95
        Cancelled                                     (297,500)      Cdn. $1.80 to U.S. $2.00
        Exercised                                      (59,572)      Cdn. $1.20 to Cdn. $1.55
                                                    ----------

        Balance - outstanding at June 30, 1998       2,159,500       Cdn. $1.40 to U.S. $3.00

        Granted                                      1,580,000       Cdn. $0.70 to U.S. $1.75
        Cancelled                                     (175,000)      Cdn. $1.80 to Cdn. $2.89
        Exercised                                      (50,000)      Cdn. $1.05
                                                    ----------

        Balance - outstanding at June 30, 1999       3,514,500       Cdn. $0.70 to U.S. $3.00
                                                    ==========

    At June 30, 1999 and 1998, 928,424 and 1,485,545 shares of common stock were reserved for future grants of options, respectively.

    Of the 3,514,500 stock options outstanding at June 30, 1999, 2,070,000 stock options were issued to directors, employees or key advisors of the Company.

    Stock options exercisable at June 30, 1999 include the following:

                                                     WEIGHTED        WEIGHTED
                                                      AVERAGE         AVERAGE
                                      NUMBER OF    EXERCISE PRICE    REMAINING
        PRICE RANGE OF OPTIONS         SHARES          CDN. $          LIFE
        Cdn. $0.70 to Cdn. $1.05      2,520,000           0.96      56 months
        U.S. $1.00 to Cdn. $1.80        391,500           1.74      25 months
        U.S. $1.25 to U.S. $1.75        403,000           2.07      20 months
        Cdn. $2.65 to U.S. $3.00        200,000           3.53      21 months

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


8   INCOME TAXES

    The income tax benefit is as follows:

                                            1999            1998            1997
                                               $               $               $
        Current
            Federal                        4,186       2,109,237         568,524
            State                             --              --          28,009
                                       -----------------------------------------
        Total tax benefit                  4,186       2,109,237         596,533
                                       =========================================

    The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes, as shown.

                                                                     1999             1998             1997
                                                                        $                $                $
    Tax benefit at the federal statutory rate                   1,524,583        1,803,678        3,027,500
    State tax                                                     403,566          257,668          431,477
    Change in valuation allowance                              (1,133,208)         162,463       (2,874,764)
    Write-down of deferred tax asset for stock options                 --               --          (96,692)
    Deferred tax asset recognized on acquisition (note 5)        (754,800)              --               --
    Other                                                         (35,955)        (114,572)         109,012
                                                               --------------------------------------------
    Tax benefit                                                     4,186        2,109,237          596,533
                                                               ============================================

    The components of the deferred tax asset and deferred tax liability at June 30, 1999 and 1998 are as follows:

                                                               1999             1998
                                                                  $                $
        Deferred tax asset
            Federal net operating loss carryforward         844,060               --
            State net operating loss carryforward           819,000          379,960
            Foreign mineral properties                    1,772,080        1,167,188
            Other                                            27,860           27,844
            Valuation allowance                          (2,708,200)      (1,574,992)
                                                         ---------------------------
        Net deferred tax asset                              754,800               --

        Deferred tax liability
            Black Canyon Mica Project                      (754,800)              --
                                                         ---------------------------
                                                                 --               --
                                                         ===========================

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


    At June 30, 1999, the Company had net operating loss carryforwards for Arizona income tax purposes of approximately $9.1 million (1998 - $7.6 million). These losses expire in the amount of $5.3 million on June 30, 2002, $2.3 million on June 30, 2003 and $1.5 million on June 30, 2004.

    At June 30, 1999, the Company had net operating loss carryforward for federal income tax purposes of approximately $2.5 million (1998 - $nil). These losses expire on June 30, 2019.

9   EARNINGS PER SHARE

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) was issued. In accordance with SFAS No. 128, the Company has adopted the new standard in the quarter ended December 31, 1997 and for the year ended June 30, 1998. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the consolidated statement of loss, and a reconciliation of the components of the basic and diluted EPS calculations in the notes to the financial statements. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of EPS for fiscal 1999, 1998 and 1997:

                                                                  1999              1998              1997
                                                                     $                 $                 $
        Loss applicable to basic and diluted loss per
            share                                           (4,528,006)       (3,044,112)       (8,155,700)

        Weighted average number of common shares
            assuming no dilution                            26,787,226        25,646,449        25,787,247

        Weighted average common shares applicable to
            income per common share                         26,787,226        25,646,449        25,787,247

        Weighted average number of common shares
            assuming full dilution                          26,787,226        25,646,449        25,787,247

        Basic loss per common share                              (0.17)            (0.12)            (0.32)

        Diluted loss per common share                            (0.17)            (0.12)            (0.32)

    Stock options that are anti-dilutive have not been included in the computation of diluted income per common share.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


10  SEGMENTAL INFORMATION

    The Company has one operating sector, mineral exploration and development, and geographical segments as follows:

                                           USA            OTHER          TOTAL
                                            $               $              $
    June 30, 1999
        Capital assets                   5,076,969         16,639      5,093,608
                                         =======================================
    June 30, 1998
        Capital assets                          --         24,058         24,058
                                         =======================================

11  CONTINGENCIES AND COMMITMENTS

    EAGLE RIVER INTERNATIONAL LTD.

    LITIGATION

    On January 22, 1999, the trustee ("Petitioner") in bankruptcy proceedings against Eagle River International Ltd. ("Eagle") served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company (see note 6(d)). It is the understanding of the Company and its Canadian legal counsel that the Petitioner alleges that, through the Company's involvement with Eagle in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000. In management's opinion this claim is unfounded, although the eventual outcome of the case is not yet determinable.

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

    Under the terms of the Company's Stipulation and Order of Compromise and Dismissal with AIOC, the Company placed $4,000,000 into escrow to satisfy any award in the arbitration. During the year ended June 30, 1998, the Company settled the dispute and paid $400,000 to AIOC. This amount has been recorded as a legal settlement cost. The remaining deposit with interest held in escrow has been refunded to the Company.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


    EMPLOYMENT AGREEMENTS

    The Company has entered into agreements with four officers and two directors. The agreements provide that if there is a change in control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such acquisition of control, the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code. In addition, the officers will continue to be covered by all of the Company's medical, health, life, and dental plans for 24 months after such change of control. The directors shall receive a lump sum cash payment in the amount not to exceed $100,000.

    In addition, the Company has entered into separate management agreements with its President and its Executive Vice-President. These agreements were effective February 1, 1998 for a term of 36 months, and provide that in the event of termination or failure to renew, the officer will receive a termination fee equal to the sum of:

    a) buy-out of any outstanding stock options at the average market price of the Company's shares and less the exercise price, or at the officer's election and subject to regulatory approval, extension of the option for a year after termination

    b) greater of the aggregate remaining base fee for the unexpired remainder of the term, or an annual base fee plus one month of base fee for each year of service after the effective date of the agreement.

    During the year ended June 30, 1999, the Company paid $403,500 in management fees to companies controlled by directors. This amount has been recorded as salaries expense.

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

    On April 1, 1999, the Company cancelled the agreement. The stock option was still outstanding at June 30, 1999.

    LEASE COMMITMENTS

    The Company is obligated under a long-term operating lease for its office space in Vancouver, British Columbia, through April 1999. The lease contains a renewal option of five years. The aggregate annual rental commitment under the leases is as follows:

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


                                                           $
        2000                                            99,660
        2001                                            99,660
        2002                                            93,264
        2003                                            66,375
        2004                                            55,311
                                                       -------
                                                       414,270
                                                       =======

    Rental expense, net of sublease income, for the years ended June 30, 1999, 1998 and 1997 was $60,732, $60,514 and $68,121, respectively.

12  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents and restricted cash approximated fair value as of June 30, 1999 and 1998 because of the relatively short maturity of these instruments. It was not practicable to estimate the fair value of advances to OAL as at June 30, 1998 because the ultimate recovery of the advances was dependent on the ability of OAL to realize its exploration and development assets, which are subject to the measurement uncertainty inherent in such assets. This investment was written off during the year ended June 30, 1999.

13  FOURTH QUARTER CHARGES

    During the fourth quarter of fiscal 1999, the Company recorded a compensation expense credit of $123,400 relating to an over-provision in the accounting of stock options granted to non-employees under SFAS No. 123 in the third quarter of fiscal 1999. The company recognized a deferred tax asset of $754,800 to offset the deferred tax liability arising on the acquisition, during the third quarter of fiscal 1999, of the Black Canyon Mica Project. In addition, the Company wrote off $1,241,359 investment in Oro Argentina Limited due to uncertainty of recoverability.

14  NEW PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently assessing the impact of this statement for fiscal years beginning after June 15, 2000.

AZCO MINING INC. (DELAWARE)
Schedule II - Valuation and Qualifying Accounts
FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
- --------------------------------------------------------------------------------


COL. A                           COL. B         COL. C          COL. D         COL. E

                                BALANCE AT                                   BALANCE AT
                                BEGINNING                                      END OF
DESCRIPTIONS                     OF YEAR       ADDITIONS      DEDUCTIONS        YEAR
                                    $              $              $              $
Valuation allowance for
    deferred tax asset(1)
        June 30, 1999           1,574,992      1,133,208             --      2,708,200
        June 30, 1998           1,737,455             --        162,463      1,574,992
        June 30, 1997           1,128,408        609,047             --      1,737,455


(1) For further information, refer to note 8, Income Taxes, in the Notes to the Consolidated Financial Statements included in Form 10-K.