Form 10-Q
period 1999-09-30
AZCO MINING INC
filed 1999-11-15
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,832,121 shares of the Company's Common Stock were outstanding as of November 11, 1999.

                           AZCO MINING INC. (DELAWARE)



Statements contained in the quarterly report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the estimated results. Such risks and uncertainties are detailed in the Company's filings with the Securities and Exchange Commission.



                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                                                                       PAGE


         Consolidated Balance Sheets................................   3

         Consolidated Statements of Operations......................   4

         Consolidated Statements of Cash Flows......................   5

         Consolidated Statement of Stockholders' Equity.............   6

         Notes to Interim Consolidated
           Financial Statements.....................................   7 - 9


AZCO MINING INC. (DELAWARE)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        ASSETS           SEPT. 30,                  JUNE 30,
                                                                           1999                       1999

Current assets:
     Cash and cash equivalents                                          $ 10,110,349             $ 12,106,173
     Prepaids and other                                                      225,606                   95,623
                                                                        ------------             ------------
          Total current assets                                            10,335,955               12,201,796
                                                                        ------------             ------------
Property and equipment:
  Mineral properties, plant and equipment                                  6,306,469                5,076,969
  Furniture and equipment                                                     82,693                   74,502
                                                                        ------------             ------------
                                                                           6,389,162                5,151,471
  Less accumulated depreciation                                              (61,558)                 (57,863)
                                                                        ------------             ------------
                                                                           6,327,604                5,093,608
                                                                        ------------             ------------

Investments and advances                                                     300,588                   50,588
Other assets                                                                   7,725                    7,725
                                                                        ------------             ------------
                                                                        $ 16,971,872             $ 17,353,717
                                                                        ------------             ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued liabilities                              $    291,300             $    387,984
                                                                        ------------             ------------
     Total current liabilities                                               291,300                  387,984
                                                                        ------------             ------------


Stockholders' equity
Common stock: $.002 par value,                                                59,664                   59,664
100,000,000 shares authorized:
29,832,121 shares outstanding as of
September 30, 1999 and June 30,1999
  Additional paid-in capital                                              28,297,561               28,297,561
  Deficit                                                                (11,676,653)             (11,391,492)
                                                                        ------------             ------------
                                                                          16,680,572               16,965,733
                                                                        ------------             ------------
        Total liabilities and stockholders' equity                      $ 16,971,872             $ 17,353,717
                                                                        ============             ============


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------

                                                       1999            1998
INCOME:
    Interest income                                $   139,629     $   261,965
    Other income (note 4)                              227,500               0
                                                   -----------     -----------
                                                       367,129         261,965
                                                   -----------     -----------

EXPENSES:
     Salaries                                          189,153         195,805
     General and administrative                        244,791         197,606
     Exploration                                       134,538         570,412
     Accounting and legal                               80,113          23,220
     Amortization and depreciation                       3,695           4,081
                                                   -----------     -----------
                                                       652,290         991,124
                                                   -----------     -----------
NET LOSS                                           $  (285,161)    $  (729,159)
                                                   ===========     ===========
BASIC LOSS PER COMMON SHARE                        $     (0.01)    $     (0.03)
                                                   ===========     ===========
DILUTED LOSS PER COMMON SHARE                      $     (0.01)    $     (0.03)
                                                   ===========     ===========
WEIGHTED AVERAGE COMMON SHARES                      29,832,121      25,657,133
                                                   ===========     ===========


The accompanying notes are an integral part of these financial statements.

  AZCO MINING INC. (DELAWARE)
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         --------------------------------

                                                                              1999               1998
  Cash flows from operating activities:
       Net loss                                                          $  (285,161)       $  (729,159)
       Adjustments to reconcile net loss to net cash
       used in operations:
             Stock issued for mineral properties                                   0            234,375
             Depreciation and amortization                                     3,695              4,081
             Gain on sale of Mali assets                                    (227,500)                 0
       Changes in assets and liabilities, net:
             Prepaid and other assets                                       (129,983)           (25,200)
             Accounts payable and accrued liabilities                        (96,684)          (210,192)
                                                                         -----------        -----------

  Net cash used for operating activities                                    (735,633)          (726,095)
                                                                         -----------        -----------

  Cash flows from investing activities:
       Purchases of furniture and equipment                                   (8,191)                 0
       Purchase of mine property, plant and equipment                     (1,229,500)                 0
       Proceeds from sale of Mali assets (note 4)                            227,500                  0
       Investments and advances                                             (250,000)          (968,491)
                                                                         -----------        -----------
  Net cash used for investing activities                                  (1,260,191)          (968,491)
                                                                         -----------        -----------

  Cash flows from financing activity:
        Purchase of treasury stock                                                 0           (168,080)
                                                                         -----------        -----------
  Net cash used for financing activity:                                            0           (168,080)
                                                                         -----------        -----------

  Net decrease in cash and cash equivalents                               (1,995,824)        (1,862,666)

  Cash and cash equivalents at  beginning of period                       12,106,173         18,320,882
                                                                         -----------        -----------

  Cash and cash equivalents at end of period                             $10,110,349        $16,458,216
                                                                         ===========        ===========


 The accompanying notes are an integral part of these financial statements

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                         Common          Additional
                                         Stock            Paid-In
                                   Shares      Amount     Capital        Deficit

Balance, June 30,1999            29,832,121   $59,664   $28,297,561   $(11,391,492)

Net Loss                                                                  (285,161)
                                 ----------   -------   -----------   ------------
Balance September 30, 1999       29,832,121   $59,664   $28,297,561   $(11,676,653)
                                 ==========   =======   ===========   ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management the accompanying interim financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company and its consolidated subsidiaries for the interim period. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

Azco Mining Inc. (Delaware) ("AZCO" or the "Company") is a U.S. mining company with a general business strategy to acquire and develop mineral properties amenable to low cost production. The Company is currently focused on producing high quality Muscovite Mica from its 100% owned Black Canyon Mica project located in Arizona. The Company, with its 30% interest, has established a strategic partnership with Phelps Dodge Corporation on the Piedras Verdes copper project located in Sonora, Mexico. The business strategy on large exploration projects has been focused on establishing partnerships with major companies. This strategy generally reduces financial risk and offers the opportunity to participate in major mineral projects.

NOTE 2. BLACK CANYON MICA PROJECT (ARIZONA)

Construction continues on a 10,000 ton per year wet ground mica processing facility in Glendale, Arizona, approximately 40 miles from the Black Canyon Mica Mine. Through September 30, 1999 the Company has expended a total of $4,086,463 on the construction of the Glendale processing facility and mine development. Total capital costs for the Black Canyon Mica project are currently budgeted at $6,590,058 that includes $770,000 of contract mining to be amortized over the first year of production.

The Company received final Bureau of Land Management approval of the Mine Plan of Operations on October 1, 1999. Mining is expected to commence in November and the Company is expecting to be in production of high quality Muscovite Mica by the end of 1999.

NOTE 3. PIEDRAS VERDES PROJECT (MEXICO)

The Piedras Verdes property is leased by Cobre del Mayo, S.A. de C.V. ("Cobre del Mayo"), a Mexican corporation that is owned 30% by AZCO and 70% by Minera Phelps Dodge Mexico S. de R.L. de C.V. ("MPDM"), a subsidiary of Phelps Dodge Corporation. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

A pre-feasibility report has been prepared and a $3,600,000 work budget advancing the project towards a bankable feasibility is currently underway. The report, assuming a copper price of $1.00/lb., estimates project operating costs below $0.50 per pound over a 10-year life with annual copper production of 130 million pounds.

NOTE 4. MALI PROJECT (NORTHWESTERN AFRICA)

The Company is currently in the second year of a joint venture with Randgold Resources Limited ("Randgold") whereby Randgold has the right to earn up to 75% of the Company's interest in West Africa Gold and Exploration S.A. ("WAG"). To earn this interest Randgold has agreed, over a 36 month period, to conduct exploration on the WAG property concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the joint venture agreement, of at least one million ounces. Thereafter Randgold shall prepare a Bankable Feasibility Study on any such resource for WAG within a further 12 months in order to earn its interest therein. The Company realized a gain on sale of assets of $227,500 in conjunction with the joint venture agreement with Randgold when the exploration camp assets were purchased.

NOTE 5. ORO ARGENTINA DEBENTURE AGREEMENT

On November 1, 1999 the Company made demand for principal of $1,159,390 and interest of $159,973 from Oro Argentina Limited in association with the May 22, 1998 debenture agreement between the two companies.

NOTE 6. CALGEM INC. AGREEMENT IN PRINCIPLE

Effective on August 9, 1999 the Company entered into an "Agreement in Principle" (the "AIP") with each of Thomas Ford and Calgem, Inc. a company wholly owned by Mr. Ford, of Redondo Beach, California (collectively, "Calgem"), pursuant to which, and subject to such legal, accounting and tax advice as may be provided to the Company by its various professional advisors and counsel prior to closing. Calgem, a company that auctions colored gemstones on television, therein granted the Company an option to purchase all of the issued and outstanding shares of Calgem and/or business assets of Calgem in consideration of, among other matters, the issuance of an aggregate of 250,000 common shares of the Company to Calgem together with the payment to Calgem of an aggregate of $150,000 over a period of one year from regulatory approval to the transaction.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

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

The Company and Calgem, in accordance with the terms and conditions of the AIP, are still in the process of attempting to negotiate the terms and conditions of a proposed formal agreement which is expected to expand upon, and replace in its entirety, the AIP, together with the formal terms, conditions and security for the Loan.

NOTE 8. OUTSTANDING OPTIONS

At September 30, 1999 3,514,500 options to purchase shares of the Company's common stock were outstanding under the Company's Stock Option Plan. These options are exercisable between $0.48 and $3.00 per common share at varying dates through 2004.

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

The Company is currently focused on the construction of facilities to produce high quality Muscovite Mica from its 100% owned Black Canyon Mica project located in Arizona. The Company, with its 30% interest, has established a strategic partnership with Phelps Dodge Corporation on the Piedras Verdes copper project located in Sonora, Mexico.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

The net loss for the three months ended September 30, 1999 was $285,161 compared to a net loss of $729,159 for the three months ended September 30, 1998. The decreased net loss is the result of reduced exploration expense in the current period. The Company realized income of $227,500 from the sale of exploration camp assets in Mali during the current period.

Exploration expense was $134,538 for the three months ended September 30, 1999 compared to $570,412 for the three months ended September 30, 1998. The decrease in exploration expense for the current period is the result of decreased expenditures on the Mali project and on the Company's gemstone initiative.

During the three month period ended September 30, 1999 the Company expended an additional $1,229,500 on the construction of facilities relating to the Mica project. Through September 30, 1999 the Company has expended a total of $4,086,473 on the development of the Mica project.

AZCO MINING INC. (DELAWARE)
FINANCIAL CONDITION

As of September 30, 1999 the Company had cash and cash equivalents of $10,110,349.

The Company believes that for the current fiscal year ended June 30, 2000 all capital requirements will be funded with present cash and cash equivalents as well as anticipated revenues from the Mica project.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         None.

ITEMS 2-4: NOT Applicable


ITEM 5:  OTHER INFORMATION

         None.




ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27 - Financial Data Schedule

    (b)  Reports on Form 8-K

         None.

                           AZCO MINING INC. (DELAWARE)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:  November 12, 1999                    BY:      /s/ Alan P. Lindsay
       ------------------                            --------------------
                                                     Alan P. Lindsay
                                                     CEO, President and Chairman


Date:  November 12, 1999                    BY:      /s/ Ryan A. Modesto
       ------------------                            --------------------
                                                     Ryan A. Modesto
                                                     Vice President of Finance