Form 10-Q
period 1999-12-31
AZCO MINING INC
filed 2000-02-14
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                               YES  X    NO
                                   ---      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,847,121 shares of the Company's Common Stock were outstanding as of February 11, 1999.

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



                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                                                            PAGE
                                                            ----
     Consolidated Balance Sheets                            3

     Consolidated Statements of Operations                  4

     Consolidated Statements of Cash Flows                  5

     Consolidated Statement of Stockholders' Equity         6

     Notes to Interim Consolidated
          Financial Statements                              7 - 9

AZCO MINING INC.  (DELAWARE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                          ASSETS            DECEMBER, 31     JUNE, 30
                                                            ------------   ------------
                                                                1999           1999
Current assets:
  Cash and cash equivalents                                 $  7,493,659   $ 12,106,173
  Prepaids and other                                             199,273         95,623
                                                            ------------   ------------
    Total current assets                                       7,692,932     12,201,796
                                                            ------------   ------------
Property and equipment:
  Mineral properties, plant and equipment                      8,393,322      5,076,969
  Furniture and equipment                                         82,693         74,502
                                                            ------------   ------------
                                                               8,476,015      5,151,471
    Less accumulated depreciation                                (65,127)       (57,863)
                                                            ------------   ------------
                                                               8,410,888      5,093,608
                                                            ------------   ------------
Investments and advances                                         300,588         50,588
Other assets                                                       7,725          7,725
                                                            ------------   ------------
                                                            $ 16,412,133   $ 17,353,717
                                                            ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                  $    138,800   $    387,984
                                                            ------------   ------------
    Total current liabilities                                    138,800        387,984
                                                            ------------   ------------
Stockholders' equity
Common stock: $.002 par value, 100,000,000 shares
authorized:
29,847,121 shares outstanding as of December 31, 1999 and
29,832,121 as of June 30,1999                                     59,694         59,664
  Additional paid-in capital                                  28,308,427     28,297,561
  Deficit                                                    (12,094,788)   (11,391,492)
                                                            ------------   ------------
                                                              16,273,333     16,965,733
                                                            ------------   ------------
    Total liabilities and stockholders' equity              $ 16,412,133   $ 17,353,717
                                                            ============   ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                             DECEMBER 31,                    DECEMBER 31,
                                    -----------------------------   -----------------------------
                                          1999            1998            1999            1998
INCOME:
  Interest income                   $     121,743   $     241,853         261,371         503,817
  Other income (note 4)                    50,000               0         277,500               0
                                    -------------   -------------   -------------   -------------
                                          171,743         241,853         538,871         503,817
                                    -------------   -------------   -------------   -------------
EXPENSES:
  Salaries                                234,593         244,900         423,746         440,705
  General and administrative              143,289         283,436         388,080         481,042
  Exploration                             159,128         657,469         293,666       1,227,881
  Accounting and legal                     49,299          53,693         129,412          76,913
  Amortization and depreciation             3,568           3,626           7,263           7,707
                                    -------------   -------------   -------------   -------------
                                          589,877       1,243,124       1,242,167       2,234,248
                                    -------------   -------------   -------------   -------------
NET LOSS                            $    (418,134)  $  (1,001,271)  $    (703,296)  $  (1,730,431)
                                    =============   =============   =============   =============
BASIC LOSS PER COMMON SHARE         $       (0.01)  $       (0.04)  $       (0.02)  $       (0.07)
                                    =============   =============   =============   =============
DILUTED LOSS PER COMMON SHARE       $       (0.01)  $       (0.04)  $       (0.02)  $       (0.07)
                                    =============   =============   =============   =============
WEIGHTED AVERAGE COMMON SHARES         29,834,404      25,438,745      29,833,262      25,547,939
                                    =============   =============   =============   =============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                     -----------------------------
                                                            1999            1998
Cash flows from operating activities:
  Net loss                                           $    (703,296)  $  (1,730,431)
  Adjustments to reconcile net loss to net cash
  used in operations:
    Stock issued for mineral properties                          0         234,375
    Depreciation and amortization                            7,263           7,706
    Gain on sale of Mali assets                           (277,500)              0
  Changes in assets and liabilities, net:
    Prepaid and other assets                              (103,649)         30,161
    Accounts payable and accrued liabilities              (249,184)       (255,846)
                                                     -------------   -------------
Net cash used for operating activities                  (1,326,366)     (1,714,035)
                                                     -------------   -------------
Cash flows from investing activities:
  Purchases of furniture and equipment                      (8,191)         (7,485)
  Purchase of mine property, plant and equipment        (3,316,353)              0
  Proceeds from sale of Mali assets (note 4)               277,500               0
  Investments and advances                                (250,000)     (1,060,484)
                                                     -------------   -------------
Net cash used for investing activities                  (3,297,044)     (1,067,969)
                                                     -------------   -------------
Cash flows from financing activity:
  Proceeds from exercise of options                         10,896               0
  Purchase of treasury stock                                     0        (467,374)
                                                     -------------   -------------
Net cash used for financing activity:                       10,896        (467,374)
                                                     -------------   -------------
Net decrease in cash and cash equivalents               (4,612,514)     (3,249,378)
Cash and cash equivalents at beginning of period        12,106,173      18,320,882
                                                     -------------   -------------
Cash and cash equivalents at end of period           $   7,493,659   $  15,071,504
                                                     =============   =============

The accompanying notes are an integral part of these financial statements

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                       Common
                                       Stock                  Additional
                              --------------------------         Paid-In
                                  Shares          Amount         Capital         Deficit
                              ----------   -------------   -------------   -------------
Balance, June 30,1999         29,832,121   $      59,664   $  28,297,561   $ (11,391,492)
Exercise of options               15,000              30          10,866
Net Loss                                                                        (703,296)
                           -------------   -------------   -------------   -------------
Balance December 31, 1999     29,847,121   $      59,694   $  28,308,427   $ (12,094,788)
                           =============   =============   =============   =============

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

Azco Mining Inc. (Delaware) ("AZCO" or the "Company") is a U.S. mining company with a general business strategy to acquire and develop mineral properties amenable to low cost production. The Company is currently focused on producing high quality Muscovite Mica from its 100% owned Black Canyon Mica project located in Arizona. The Company, with its 30% interest, has also established a strategic partnership with Phelps Dodge Corporation on the Piedras Verdes copper project located in Sonora, Mexico. The business strategy on large exploration projects has been focused on establishing partnerships with major companies. This strategy generally reduces financial risk and offers the opportunity to participate in major mineral projects.

NOTE 2. BLACK CANYON MICA PROJECT (ARIZONA)

Construction and commissioning continues on a 10,000-ton per year wet ground mica processing facility in Glendale, Arizona, approximately 40 miles from the Black Canyon Mica Mine. Through December 31, 1999 the Company has expended a total of $8,393,322 on the Mica project. This represents $2,219,996 of acquisition costs and $6,173,326 of plant construction and mine development costs. Mine development costs include approximately $851,000 of contract mining and hauling costs that will be amortized over the first year of actual mine production expected to begin in the third quarter of 2000. Total capital and development costs for the Black Canyon Mica project are currently budgeted at $7,139,000.

The initial contract mining campaign has been completed and 60,511 tons of ore have been stockpiled at the mine. Initial production of high quality wet ground muscovite mica is expected in the first quarter of 2000.

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

NOTE 4. MALI PROJECT (NORTHWESTERN AFRICA)

The Company is currently in the second year of a joint venture with Randgold Resources Limited ("Randgold") whereby Randgold has the right to earn up to 75% of the Company's interest in West Africa Gold and Exploration S.A. ("WAG"). To earn this interest Randgold has agreed, over a 36-month period, to conduct exploration on the WAG property concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the joint venture agreement, of at least one million ounces. Thereafter Randgold shall prepare a Bankable Feasibility Study on any such resource for WAG within a further 12 months in order to earn its interest therein. The Company realized a gain on sale of assets of $277,500 in conjunction with the joint venture agreement with Randgold when the exploration camp assets were sold.

NOTE 5. CALGEM INC. AGREEMENT IN PRINCIPAL

Effective on August 9, 1999 the Company entered into an "Agreement in Principal" (the "AIP") with each of Thomas Ford and Calgem, Inc., a company wholly-owned by Mr. Ford (collectively, "Calgem"), pursuant to which Calgem therein granted the Company an option to purchase all of the issued and outstanding shares of Calgem and/or business assets of Calgem. Calgem is a company that auctions colored gemstones on television. In accordance with the terms and conditions of the AIP, as now expired, the Company had advanced, by way of interim loan (the "Loan"), an aggregate of $250,000. The Loan, together with interest accruing thereon at the rate of ten percent per annum (collectively, the "Principal"), was to be secured by way of a senior fixed and floating charge on all of the assets of Calgem (the "Security").

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


The Company and Calgem are presently negotiating the terms and conditions of a proposed "Convertible Debenture Agreement" pursuant to which the Principal sum, together with interest accruing thereon at the rate of ten percent per annum, is presently expected to be subject to the Security and due and owing by Calgem to the Company three years from the effectiveness thereof and, furthermore, which is also expected to be convertible, at the option of the Company, and at any time, to a non-dilutive, participating and voting interest in and to Calgem which is equivalent to 20% of the issued and outstanding and participating and voting common shares of Calgem at that time.

NOTE 6. BENITOITE OPTION

On January 31, 2000 the Company's option to acquire the Benitoite gem mine in San Benito County, California expired. The Company has no intention to pursue the acquisition of the property any further.

NOTE 7.  PONGKOR PROPERTY

On November 30, 1999 the company entered into a joint venture agreement with Havilah Resources NL ("Havilah") to explore the Pongkor property, located in Indonesia. AZCO, under a previous agreement, is entitled to earn a 90% undivided interest in the Pongkor property upon completion of a successful feasibility study. Havilah under the terms of its agreement with the Company is entitled to earn a 60 % interest in the joint venture by completing a $360,000 exploration program over the next 3 years.

NOTE 8. OUTSTANDING OPTIONS

At December 31, 1999 3,349,500 options to purchase shares of the Company's common stock were outstanding under the Company's Stock Option Plan. These options are exercisable between $0.48 and $3.00 per common share at varying dates through 2004.

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

A pre-feasibility report has been prepared on the Piedras Verdes project and a $3,600,000 work budget advancing the project towards a bankable feasibility is currently underway. The report, assuming a copper price of $1.00/ lb., estimates project-operating costs below $0.50 per pound over a 10-year life with annual copper production of 130 million pounds.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998.

The net loss for the three months ended December 31, 1999 was $418,134 compared to a net loss of $1,001,271 for the three months ended December 31, 1998. The decreased net loss is largely the result of reduced exploration expense in the current period. The Company realized income of $50,000 from the sale of exploration camp assets in Mali during the current period.

G&A expense was $143,289 for the three months ended December 31, 1999 compared to $283,436 for the three months ended December 30, 1998. The decrease in G&A expense for the current period is the result of decreased expenditures on investor relations.

Exploration expense was $159,128 for the three months ended December 31, 1999 compared to $657,469 for the three months ended December 30, 1998. The decrease in exploration expense for the current period is the result of decreased expenditures on the Mali project, the Mica project and on the Company's gemstone initiative.

AZCO MINING INC. (DELAWARE)


During the three month period ended December 31, 1999 the Company expended an additional $ 2,086,854 on mine development and the construction of facilities relating to the Mica project. Through December 31, 1999 the Company has expended a total of $8,393,322 on the acquisition and development of the Mica project.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1998.

The net loss for the six months ended December 31, 1999 was $703,296 compared to a net loss of $1,730,431 for the six months ended December 31, 1998. The decreased net loss is the result of reduced exploration expense in the current period. The Company realized income of $277,500 from the sale of exploration camp assets in Mali during the current period.

Exploration expense was $293,666 for the six months ended December 31, 1999 compared to $1,227,881 for the six months ended December 30, 1998. The decrease in exploration expense for the current period is the result of decreased expenditures on the Mali project, the Mica project and on the Company's gemstone initiative.

Accounting and legal expense was $129,412 for the six months ended December 31, 1999 compared to $76,913 for the six months ended December 30, 1998. The increase in legal and accounting expense for the current period is due to the timing of expenditures.

During the six month period ended December 31, 1999 the Company expended an additional $3,316,353 on the construction of facilities relating to the Mica project.


FINANCIAL CONDITION

As of December 31, 1999 the Company had cash and cash equivalents of $7,493,659.

The Company believes that for the current fiscal year ended June 30, 2000 all capital requirements will be funded with present cash and cash equivalents as well as anticipated revenues from the Mica project.



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           AZCO MINING INC. (DELAWARE)

PART II.  OTHER INFORMATION



ITEM 1:   LEGAL PROCEEDINGS
          -----------------

          None.


ITEMS 2-4: NOT Applicable




ITEM 5:   OTHER INFORMATION
          -----------------

          None.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


  (a)  Exhibits:
                    None.

  (b)  Reports on Form 8-K
                    None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date:  February 11, 2000           BY:  /s/ Alan P. Lindsay
       -----------------                -------------------
                                        Alan P. Lindsay
                                        CEO, President and Chairman



Date:  February 11, 2000           BY:  /s/ Ryan A. Modesto
       -----------------                -------------------
                                        Ryan A. Modesto
                                        Vice President Finance