Form 10-Q
period 2000-03-31
AZCO MINING INC
filed 2000-05-15
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  YES X NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,864,121 shares of the Company's Common Stock were outstanding as of May 11, 2000.

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



AZCO MINING INC. (DELAWARE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

                                                 MARCH 31,      JUNE 30,
                                                   2000          1999
                                               ------------   ------------
CURRENT ASSETS:
Cash and cash equivalents                      $  5,923,954   $ 12,106,173
Prepaids and other                                  164,318         95,623
                                               ------------   ------------
  Total current assets                            6,088,272     12,201,796
                                               ------------   ------------
PROPERTY AND EQUIPMENT:
Mineral Properties, plant & equipment             7,465,375      5,076,969
Inventoried mining costs                            873,476
Furniture and equipment                             139,809         74,502
Vehicles                                             81,145
                                               ------------   ------------
                                                  8,559,805      5,151,471
Less accumulated depreciation                      (104,097)       (57,863)
                                               ------------   ------------
                                                  8,455,708      5,093,608
                                               ------------   ------------

Investments and advances                             50,588         50,588
Other assets                                          7,725          7,725
                                               ------------   ------------
                                               $ 14,602,293   $ 17,353,717
                                               ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities       $    138,511   $    387,984
                                               ------------   ------------
  Total current liabilities                         138,511        387,984
                                               ------------   ------------


Stockholders' equity
Common stock: $.002 par value, 100,000,000           59,728         59,664
shares authorized:
29,864,121 shares outstanding as of March 31,
2000 and 29,832,121 as of June 30,1999
Additional paid-in capital                       28,320,715     28,297,561
Deficit                                         (13,916,661)   (11,391,492)
                                               ------------   ------------
                                                 14,463,782     16,906,069
                                               ------------   ------------
Total liabilities and stockholders' equity     $ 14,602,293   $ 17,353,717
                                               ============   ============


AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                           MARCH 31,                    MARCH 31,
                               ---------------------------   ---------------------------
                                    2000          1999            2000           1999
                               ------------   ------------   ------------   ------------
INCOME:
  Interest income              $    100,737   $    215,818   $    362,108   $    719,636
  Other income                                      11,500        277,500         11,500
                               ------------   ------------   ------------   ------------
                                    100,737        227,318        639,608        731,136
                               ------------   ------------   ------------   ------------
EXPENSES:
  Salaries                          211,077        544,317        634,823        985,022
  General and administrative        256,820        229,434        644,900        710,476
  Exploration                       165,696        239,955        459,362      1,467,836
  Accounting and legal               52,534         74,867        181,946        151,780
  Write-off Calgem loan             250,000                       250,000
  Write-off mica proj
    start-up                        947,511                       947,511
  Amortization and deprec            38,971          3,570         46,234         11,277
                               ------------   ------------   ------------   ------------
                                  1,922,609      1,092,143      3,164,776      3,326,391
                               ------------   ------------   ------------   ------------
Loss before income taxes         (1,821,872)      (864,825)    (2,525,168)    (2,595,255)

  Income taxes                                      (4,186)                       (4,186)
                               ------------   ------------   ------------   ------------
NET LOSS                       $ (1,821,872)  $   (860,639)  $ (2,525,168)  $ (2,591,069)
                               ============   ============   ============   ============

Basic loss per common share    $      (0.06)  $      (0.03)  $      (0.08)  $      (0.10)
                               ============   ============   ============   ============
Diluted loss per common share  $      (0.06)  $      (0.03)  $      (0.08)  $      (0.10)
                               ============   ============   ============   ============
WEIGHTED AVERAGE COMMON
  SHARES                         29,847,681     26,402,745     29,838,034     25,828,510
                               ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                        2000            1999
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (2,525,168)   $ (2,591,069)
Adjustments to reconcile net loss to net cash
used in operations:
  Stock issued for mineral properties                                   234,375
  Depreciation and amortization                          46,234          11,277
  Stock option compensation expense                                     310,000
  Gain on sale of furniture and equipment                                (1,500)
  Gain on sale of Mali assets                          (277,500)
  Write-off of Calgem loan                              250,000
Changes in assets and liabilities, net:
  Prepaid and other assets                              (68,696)        110,432
  Accounts payable and accrued liabilities             (249,473)       (161,346)
  Income tax receivable                                                  (4,186)
                                                   ------------    ------------
Net cash used for operating activities               (2,824,603)     (2,092,017)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of furniture and equipment                 (146,452)         (7,486)
  Purchase of mine property, plant and equip         (3,261,882)       (892,290)
  Proceeds from sale of furniture and equip                               1,500
  Proceeds from sale of Mali assets                     277,500
  Investments and advances                             (250,000)     (1,153,569)
                                                   ------------    ------------
Net cash used for investing activities               (3,380,834)     (2,051,845)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITY:
  Proceeds from exercise of options                      23,218
  Purchase of treasury stock                                           (467,374)
                                                   ------------    ------------
Net cash used for financing activity:                    23,218        (467,374)
                                                   ------------    ------------
Net decrease in cash and cash equivalents            (6,182,219)     (4,611,236)

Cash and cash equivalents at beginning of period     12,106,173      18,320,882
                                                   ------------    ------------
Cash and cash equivalents at end of period         $  5,923,954    $ 13,709,646
                                                   ============    ============



The accompanying notes are an integral part of these financial statements

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

                                     COMMON                   ADDITIONAL
                                      STOCK                    PAID-IN
                                                               CAPITAL
                             Shares           A m o u n t                       DEFICIT

Balance June 30,1999         29,832,121      $     59,664     $ 28,297,561     $(11,391,493)

Exercise of options              32,000                64           23,154

Net Loss                                                                         (2,525,168)
                             ----------      ------------     ------------     ------------
Balance March 31, 2000       29,864,121      $     59,728     $ 28,320,715     $(13,916,661)
                             ==========      ============     ============     ============

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

NOTE 2. BLACK CANYON MICA PROJECT (ARIZONA)

Construction and commissioning continues on a 10,000-ton per year wet ground mica processing facility in Glendale, Arizona, approximately 40 miles from the Black Canyon Mica Mine. Through March 31, 2000 the Company has expended a total of $9,424,622 on the Mica project. This represents $2,219,996 of acquisition costs, $6,257,115 of plant construction and mine development costs and a current period write-off of $947,511 for project start-up costs. Mine development costs include approximately $873,476 of contract mining and hauling costs that will be amortized over the first year of actual mine production expected to begin in the third quarter of calendar 2000. Total plant construction and mine development costs for the Black Canyon Mica project are currently budgeted at $7,139,000.

The initial contract mining campaign has been completed and 63,010 tons of ore have been stockpiled at the mine. Initial production of high quality wet ground muscovite mica is currently underway and the first sales are expected in June of 2000.

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

NOTE 5. CALGEM INC. AGREEMENT IN PRINCIPLE

Effective on August 9, 1999 the Company entered into an "Agreement in Principle" (the "AIP") with each of Thomas Ford and Calgem, Inc., a company wholly-owned by Mr. Ford (collectively, "Calgem"), pursuant to which Calgem therein granted the Company an option to purchase all of the issued and outstanding shares of Calgem and/or business assets of Calgem. Calgem is a company that auctions colored gemstones on television. In accordance with the terms and conditions of the AIP, as now expired, the Company had advanced, by way of a loan to Calgem (the "Loan"), an aggregate of $250,000. The Loan, together with interest accruing thereon at the rate of ten percent per annum, was to be secured by way of a senior fixed and floating charge on all of the assets of Calgem (the "Security"). The Company wrote-off the Loan during the current quarter due to the fact that it had not been successful in contacting Calgem to discuss either repayment terms or the establishment of the Security for the Loan. The Company, in discussions with counsel, is currently considering its course of action against Calgem.

AZCO MINING INC. (DELAWARE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


NOTE 6. INVENTORIED MINING COSTS

During the current quarter $873,476 was reclassified from mineral properties, plant and equipment to inventoried mining costs. This amount includes $50,620 of hauling costs incurred to move previously crushed ore from the mine to the Glendale plant. In addition, $822,856 of contract mining costs was incurred during the initial mining campaign where 63,010 tons of ore were mined and stockpiled. These inventoried mining costs will be expensed in the same period that the ore is processed.

NOTE 7. OUTSTANDING OPTIONS

At March 31, 2000 3,649,500 options to purchase shares of the Company's common stock were outstanding under the Company's Stock Option Plan. These options are exercisable between $0.48 and $3.00 per common share at varying dates through 2004.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

The net loss for the three months ended March 31, 2000 was $1,821,872 compared to a net loss of $860,639 for the three months ended March 31, 1999. The increased net loss was due to the write-off of $947,511 in Mica project start-up costs and the write-off of the Calgem Loan of $250,000.

Salaries expense was $211,077 for the three months ended March 31, 2000 compared to $544,317 for the three months ended March 31, 1999. The decrease in salaries expense for the current period was due to the recording of $310,000 in compensation expense recognized on stock options granted to non-employees that was recorded during the quarter ended March 31, 1999.

Depreciation expense was $38,971 for the three months ended March 31, 2000 compared to $3,570 for the three months ended March 31, 1999. The increase in depreciation expense in the current quarter is due to the initial depreciation of the Mica project's vehicles and office equipment.

AZCO MINING INC. (DELAWARE)


During the three month period ended March 31, 2000 the Company expended an additional $1,031,300 on the acquisition, development, construction and start-up of the Mica project, which brings total expenditures on the project to $9,424,622 to date.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999.

The net loss for the nine months ended March 31, 2000 was $2,525,168 compared to a net loss of $2,591,069 for the nine months ended March 31, 1999. The net loss in the current period was partly due to the write-off of $947,511of Mica project start-up costs and the write-off of the Calgem Loan of $250,000. These losses are partially offset by higher exploration costs in the nine-month period ended March 31, 1999.

Salaries expense was $634,823 for the nine months ended March 31, 2000 compared to $985,022 for the nine months ended March 31, 1999. The decrease in salaries expense for the current period was due to the recording of $310,000 in compensation expense recognized on stock options granted to non-employees that was recorded during the quarter ended March 31, 1999.

Depreciation expense was $46,234 for the nine months ended March 31, 2000 compared to $11,277 for the nine months ended March 31, 1999. The increase in depreciation expense in the current period is due to the initial depreciation of Mica project vehicles and office equipment.

FINANCIAL CONDITION

As of March 31, 2000 the Company had cash and cash equivalents of $5,923,954.

The Company believes that for the current fiscal year ended June 30, 2000 all capital and operating requirements will be funded with present cash and cash equivalents as well as anticipated revenues from the Mica project.

AZCO MINING INC. (DELAWARE)


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

                  None.

ITEMS 2-3: NOT Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 1, 2000 the Company held the annual general meeting of shareholders for the fiscal year ended June 30, 1999. A brief discussion of the matters voted upon follows:

     1. Alan P. Lindsay, Anthony R. Harvey, Ian M. Gray, Lawrence G. Olson and Paul A. Hodges were elected directors of the Company to hold office until the next annual general meeting of the Company or until their successors are elected of appointed subject to the provisions of the Company's by-laws;

     2. It was resolved that PricewaterhouseCoopers would serve as the Company's auditors for the fiscal year ended June 30, 2000

       The following table states the number of shares cast as to each matter.


                                  In Favor      Against     Withhold    Abstain    Not Voted

1a Alan P. Lindsay                  22,956,359           0       9,890    242,220             0
1b Anthony R. Harvey                22,949,359           0      16,890    242,220             0
1c Ian M. Gray                      22,926,259           0      39,990    242,220             0
1d Paul A. Hodges                   22,937,859           0      28,390    242,220             0
1e Lawrence G. Olson                22,936,359           0      29,890    242,220             0

2  Appointment of auditors          22,997,971     112,208           0     98,290             0


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


Date:  May 11, 2000                  BY:      /s/ Alan P. Lindsay
       -------------                          -------------------
                                              Alan P. Lindsay
                                              CEO, President and Chairman


Date:  May 11, 2000                  BY:      /s/ Ryan A. Modesto
       -------------                          -------------------
                                              Ryan A. Modesto
                                              Vice President Finance