Form 10-K
period 2000-06-30
AZCO MINING INC
filed 2000-09-28
CIK 851726

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

Commission file number: 0-20430

                                AZCO MINING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       84-1094315
---------------------------------             ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

   2068 Main Street, Suite C, P.O. Box 1895 Ferndale, WA     98248
   -----------------------------------------------------   ----------
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the Company's Common Stock outstanding as of September 25, 2000 is 29,887,121.

Aggregate Market Value of Stock held by Non-Affiliates as of September 25, 2000:
$25,670,906 (U.S.)

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

        Prior to the sale of the majority of its copper assets the Company was dedicated to the development and production of low-cost copper utilizing solvent extraction-electrowinning or the SX-EW process. AZCO's principal mineral property was the Sanchez porphyry copper project ("Sanchez Project") located about 10 miles northeast of the City of Safford in southeastern Arizona. The Company also had interests in two other porphyry copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico. On July 27, 1995 the Board of Directors of AZCO (the "Board") signed definitive agreements with Phelps Dodge Corporation ("Phelps Dodge" or "PDC") to sell a substantial portion of the Company's copper assets. AZCO's shareholders approved the sale of 100% of the Sanchez Project and 70% of the Piedras Verdes project for gross consideration of $40 million.

        A predecessor of AZCO was incorporated on July 13, 1988 under the laws of Colorado to acquire the mining rights to the Sanchez Project, as well as certain other mineral properties. On August 27, 1991 the predecessor was merged into AZCO, a newly incorporated Delaware corporation. In October 1991 AZCO acquired all of the shares of Filton Enterprises Limited, a Gibraltar corporation ("Filton"), in return for the issuance of 3,650,000 common shares. At that time Filton owned rights in two mining properties located in Mexico, the Suaqui Verde project located in southeastern Sonora and the Piedras Verdes project located in southern Sonora. Filton was dissolved effective February 14, 1994 with its Mexican interests being distributed to the Company.

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

        On March 9, 1999 the Company completed the acquisition of Arizona Mica Properties, Inc., an Arizona corporation ("Arizona Mica"), which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. This acquisition was accomplished through the merger of Arizona Mica with and into the Company's wholly owned subsidiary, Sanchez Mining Inc., a Delaware corporation ("Sanchez"), with Sanchez being the surviving corporation in the merger. Sanchez has subsequently changed its name to AZCO Mica, Inc. In connection with the merger the Company issued an aggregate of 4,500,000 shares (the "Shares") of its common stock to the three shareholders of Arizona Mica, Messrs. Lawrence G. Olson, John O. Rud and Floyd R. Bleak, with each such shareholder receiving 1,500,000 Shares of the Company's common stock. The Shares were issued as "restricted securities", as that term is defined in Rule 144 promulgated under the U.S. Securities Act of 1933, as amended (the "Act"), and the certificates representing the Shares bore a restrictive legend permitting transfer only pursuant to registration or applicable exemption under the Act.


SIGNIFICANT DEVELOPMENTS IN FISCAL 2000 AND SUBSEQUENT EVENTS


        During the fourth quarter of fiscal 2000 initial production commenced at the Company's 10,000-ton per year wet ground mica processing facility located in Glendale, Arizona. Construction and installation of the crushing circuit, at the mine-site near Black Canyon City, Arizona, is near completion with crushing expected to start in September of 2000. The concentrator currently being commissioned at the Glendale plant-site is expected to be relocated and operational at the mine-site in the second quarter of fiscal 2001.

        Samples of the Company's mica products have been distributed to potential customers since it has become available. Feedback on the initial products from potential customers has initiated production changes that have enhanced the quality of the products. While these improvements to the production circuits have delayed production and the resultant sales, it is the Company's goal to produce the highest quality product possible before introducing it to the market. Initial production of the enhanced products is expected in second quarter of fiscal 2001.


                                       ***


        On July 10, 2000 the Company notified Minera Cortez Resources Ltd. that it had elected to terminate the mineral option agreement on the La Adelita property located in Sonora, Mexico.

        The Company continues to control the Silverado and the Alamos claims, which surround the La Adelita property. In an effort to limit financial exposure it is the Company's intention to attract a joint venture partner to help further explore these claim blocks.

                                       ***

        On May 9, 1996 the Company signed an agreement with West Africa Gold & Exploration Ltd., Eagle River International Limited ("Eagle") and Lion Mining Finance Limited ("Lion")(the "Mali agreement") that provided for the establishment of a joint venture holding company, Sanou Mining Corporation ("Sanou"). Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called Western African Gold and Exploration Company S.A. ("WAG"), which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to WAG.

        Effective August 9, 1996 WAG entered into a debenture agreement with AZCO thereby acknowledging itself indebted to and promising to pay AZCO, in consideration of financial advances and services then made, or thereafter made, the aggregate principal sum of $4,000,000. All advances AZCO has made to date under the debenture agreement are also evidenced by promissory notes from Eagle.

        On September 3, 1997 AZCO served notice to Eagle stating that, due to the fact that the work commitment for the license on the Mali project was unacceptable, AZCO was declaring default of its May 9, 1996 agreement with the same. In regard to the Mali agreement, among West African Gold & Exploration Ltd., Eagle, Lion and AZCO, AZCO gave notice of default to its joint-venture partners. This dispute is still outstanding and the Company is currently trying to resolve it. Eagle is currently bankrupt as indicated in Item 3. "LEGAL PROCEEDINGS".

        On April 6, 1998 the Company entered into an agreement with Lines Overseas Management Ltd. ("Lines"). Under the terms of the Mali agreement Lines had originally advanced $500,000 and 125,000 shares of the Company's common stock owned by it to Eagle for payments to Guefest and other parties. The Company issued 375,000 shares to Lines in consideration for assigning and quitclaiming to the Company all advances and any other benefit or claim of Lines related to the Mali agreement.

        The Company is currently in the third year of a joint venture with Randgold Resources Limited ("Randgold") whereby Randgold has the right to earn up to 75% of the Company's interest in WAG. To earn this interest Randgold has agreed, over a 36-month period, to conduct exploration on the WAG property concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the joint venture agreement, of at least one million ounces. Thereafter Randgold shall prepare a bankable feasibility study on any such resource for WAG within a further 12 months in order to earn its interest therein. The Company realized $277,500 of other income, in conjunction with the joint venture agreement with Randgold, when the exploration camp assets were sold.

                                       ***

        The Company elected to not exercise its option to purchase the Benitoite Gem Mine located in San Benito County, California. The option expired on January 1, 2000.

                                       ***

        Effective on August 9, 1999 the Company entered into an "Agreement in Principle" (the "AIP") with each of Thomas Ford and Calgem, Inc., a company wholly-owned by Mr. Ford (collectively, "Calgem"), pursuant to which Calgem therein granted the Company an option to purchase all of the issued and outstanding shares of Calgem and/or business assets of Calgem. Calgem is a company that auctions colored gemstones on television. In accordance with the terms and conditions of the AIP, as now expired, the Company had advanced, by way of a loan to Calgem (the "Loan"), an aggregate of $250,000. The Loan, together with interest accruing thereon at the rate of ten percent per annum, was to be secured by way of a senior fixed and floating charge on all of the assets of Calgem (the "Security"). The Company wrote-off the Loan during the current fiscal year due to the fact that it had not been successful in establishing either repayment terms or Security for the Loan. The Company, in discussions with counsel and Calgem, is currently considering its course of action against Calgem.

                                       ***

        On May 22, 1998 the Company entered into an agreement to purchase a $1,500,000 convertible debenture in and to Oro Argentina Limited ("OAL") for the purpose of financing the first phase of the Chigue White Bentonite project and the option payments of OAL as required thereby. OAL had an option to acquire a 50% interest in this Bentonite project that is located in San Juan, Argentina, pursuant to an agreement dated February 2, 1998 between OAL and Pierre Matre. The debenture bears interest at 12% per annum and was due on September 1, 2000. On September 1,1999 OAL defaulted on the interest payment due under the terms of the debenture agreement and the decision was made by the Company to expense, in fiscal 1999, all costs related to this project. As a result of considering its alternatives under the debenture agreement, in January of 2000 OAL voluntarily delivered to the Company all of its interest in and to Port Velmond S.A. which then held all of OAL's interests in and to Port Velmond S.A. which then held all of OAL's interests in and to the Bentonite project.


        EXPLORATION AND DEVELOPMENT


        During fiscal 2000 the Company received $277,500 in conjunction with the Randgold joint venture agreement and the sale of exploration assets.

        Exploration expense of $384,300 was incurred as the Company funded its 30% share of the Piedras Verdes project.

        During fiscal 2000 AZCO incurred $33,852 of exploration expense on the Mali project. Randgold successfully completed its second year commitment under the joint venture agreement on the Mali project and has indicated to the Company that it intends to continue with the third year of commitments under the agreement.

        The Company incurred exploration expense of $70,557 on its gemstone initiative before it was terminated. The Company incurred $58,135 in general exploration expense during the fiscal year.

        Exploration expense of $150,544 was allocated to the La Adelita property and the Silverado and Alamos claims in fiscal 2000.


EMPLOYEES

        As of August 15, 2000 there were 29 full-time employees of AZCO. None of these employees are represented by a labor union contract or a collective bargaining agreement.


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

SEASONABILITY

        The mine and concentrator located at the Black Canyon Mica project are accessed by crossing a ford in the Agua Fria River. This ford is unusable at times due to high runoff from streams and snowmelt. From past records the maximum duration that the ford is unusable is approximately 30 days. To overcome possible interruptions to production due to weather a one to two month stockpile of mica concentrate is expected to be inventoried at the Glendale process plant once the crushing and concentration facilities are fully operational at the mine.

        It is not anticipated that AZCO's Mexican property interests in the State of Sonora will be of a seasonable nature. The Company is aware of the fact that circumstances in other parts of the world, such as Mali and Indonesia, do make exploration, mining and mineral processing a seasonal endeavor.

COMPETITIVE CONDITIONS

        Many companies are engaged in the exploration and development of mineral properties. Since many of these companies have substantially greater technical and financial resources than the Company the Company may be at a disadvantage with respect to some of its competitors.

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

        In light of the nature of its business the Company could face significant exposure from potential claims involving environmental matters. These matters could involve alleged soil, air and water contamination and personal injuries or property damage allegedly caused by toxic materials handled or used by the Company in connection with its mining activities. The Company's policy is to accrue environmental and cleanup costs when it is probable that a liability has been incurred and the amount of such liability is determinable. However, future environment-related expenditures cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup costs, estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of materials and waste, the unknown number of other potentially responsible parties involved, the extent to which such costs may be recoverable from insurance and changing environmental laws and interpretations. As a result the Company believes its future environment-related expenditures could potentially become material at some point, but the amount of such expenditures are uncertain at this time.

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

        AZCO Mica has staked 226 additional claims adjacent to the original property and has defined, through two drill programs, a deposit of 1,366,645 tons of muscovite mica ore. In the fourth quarter of fiscal 2000 production commenced at the Company's 10,000-ton per year wet ground mica processing facility in Glendale, Arizona. Construction and installation of the crushing circuit, at the mine-site near Black Canyon City, Arizona, is near completion with crushing expected to start in September of 2000. The concentrator currently being commissioned at the Glendale plant-site is expected to be relocated and operational at the mine-site in the second quarter of fiscal 2001.

        Through June 30, 2000 the Company has incurred the following capital costs in relation to the mica project:

Acquisition of mineral properties          $2,219,996
Mining and processing plant and equip       4,669,266
Development costs                             919,481
Deferred reclamation costs                    190,400
Inventories                                 1,000,778
                                           ----------
Total                                      $8,999,221

        During fiscal 2000 the following expenses were incurred in relation to the mica project:

Start-up costs     $1,371,798
Depreciation           63,234
Reclamation             2,052
                   ----------
Total              $1,437,084

PIEDRAS VERDES PROJECT

        The Piedras Verdes property is leased by Cobre del Mayo, S.A. de C.V. ("Cobra del Mayo"), a Mexican corporation that is owned 30% by AZCO and 70% by Minera Phelps Dodge Mexico S. de R.L. de C.V. ("MPDM"), a subsidiary of Phelps Dodge. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico.

        Prior to the sale of a 70% interest in Cobre del Mayo to MPDM, 242 reverse circulation holes totalling 26,815 meters had been drilled. Since the sale of the 70% interest in Cobre del Mayo to MPDM 217 holes totaling 47,869 meters have been cored. In addition, the geologic mapping has been expanded, metallurgical testing has been advanced and a geological and ore deposit model has been prepared. A pre-feasibility report has been prepared and a $3,600,000 work budget advancing the project towards bankable feasibility has been approved and initiated.

        The Company estimates that the Piedras Verdes property contains a 316 million ton deposit grading .37% copper or 2.34 billion pounds of contained copper (at a .2% cut-off). There are no proven or probable reserves at the Piedras Verdes property at this time.


SUAQUI VERDE PROJECT

        Cobre de Suaqui Verde, S.A. de C.V., a Mexican corporation that is owned 99.97% by AZCO, leased the Suaqui Verde copper property. Effective July 31, 1999 Cobre de Suaqui Verde, S.A. de C.V., under the direction of the Company, terminated the June 17, 1991 Suaqui Verdi agreement with Mrs. Maria Dausinger and has transferred the mineral concessions to Mrs. Dausinger.

MALI GOLD CONCESSIONS

        On May 9, 1996 the Company signed the Mali agreement with West Africa Gold & Exploration Ltd., Eagle and Lion that provided for the establishment of a joint venture holding company, Sanou. Sanou is the sole beneficial owner of a Malian subsidiary headquartered in Bamako and called WAG, which has a 100% working interest in the Medinandi and Dandoko concessions located in the Kenieba Gold Mining District of western Mali. Eagle, the original principal concession owner through a Malian subsidiary, has caused that subsidiary to convey the concessions to WAG.

        Effective August 9, 1996 WAG entered into a debenture agreement with AZCO thereby acknowledging itself indebted to and promising to pay AZCO, in consideration of financial advances and services then made, or thereafter made, the aggregate principal sum of $4,000,000. All advances AZCO has made to date under the debenture agreement are also evidenced by promissory notes from Eagle.

        On September 3, 1997 AZCO served notice to Eagle stating that, due to the fact that the work commitment for the license on the Mali project was unacceptable, AZCO was declaring default of its May 9, 1996 agreement with the same. In regard to the Mali agreement among, West African Gold & Exploration Ltd., Eagle, Lion and AZCO, AZCO gave notice of default to its joint-venture partners. This dispute is still outstanding and the Company is currently trying to resolve it. Eagle is currently bankrupt as indicated in Item 3. "LEGAL PROCEEDINGS".

        On January 21, 1999 the Company announced that it had entered into a joint venture with Randgold whereby Randgold acquired the right to earn up to 75% of the Company's interest in WAG. To earn this consideration Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2 million, with the aim of establishing whether there is a viable economic gold resource, as defined in the agreement, of at least one million ounces. Thereafter Randgold is required to prepare a bankable feasibility study on any such resource for WAG within a further 12 months in order to earn its interest therein. There are no proven or probable reserves at the Mali properties at this time.


PONGKOR PROPERTIES

        The South and West Pongkor properties adjoin the claim block containing the 3 million ounce Pongkor Gold Mine in the Bayah Dome area of Western Java in Indonesia. AZCO does not own any interest in the Pongkor Gold Mine. There are no proven or probable reserves at the Pongkor properties at this time.

        On November 30, 1999 the Company entered into a joint venture agreement with Havilah Resources NL ("Havilah") to explore the Pongkor West property. Havilah, under the terms of the agreement, was entitled to a 60% interest in the joint venture by completing a $360,000 exploration program over 3 years. On August 25, 2000 Havilah informed the Company that it had decided to withdraw from the West Pongkor joint venture immediately. In light of the Havilah withdrawal the Company is currently assessing the merits of the Pongkor properties.


ITEM 3. LEGAL PROCEEDINGS

        On January 22, 1999 the trustee (the "Petitioner") in bankruptcy proceedings against Eagle served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company. The Petitioner alleges that the Company owes an accounting to the Petitioner for certain stock in its subsidiary and other alleged assets which, the Petitioner has alleged, represent hypothetical values that may aggregate, if one accepts the Petitioner's claims of private stock values, up to $3,400,000. The Company considers the Petitioner's claims to be without merit and has engaged counsel that is disputing the matter vigorously on behalf of the Company. To the knowledge of the Company it is also the largest creditor of Eagle (a claim has been made in excess of $4,000,000) and, therefore, it is ultimately the Company's and Canadian counsel's view that the Petitioner will be primarily accountable to the Company for any assets recovered, whether such should be through the Company or any other party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common shares are listed for trading on The Toronto Stock Exchange in Canada and The American Exchange in the U.S. under the stock symbol "AZC". The approximate number of registered shareholders of record for the Company, as of September 25, 2000, was 1,003.

        Shown below are high and low sale prices of the common stock of the Company on The Toronto Stock Exchange and The American Stock Exchange for the fiscal periods indicated.


     Quarter Ended       Toronto Stock Exchange              American Stock Exchange
                              (Canadian $)                          (U.S. $)
     -------------       ----------------------            --------------------------
         1998             High            Low                High               Low
        -------          -------        -------            -------            -------
        09/30/98           1.13           0.70               0.75               0.44
        12/31/98           0.95           0.70               0.63               0.44

         1999
        -------

        03/31/99           1.30           0.75               0.75               0.56
        06/30/99           1.80           0.80               1.31               0.63
        09/30/99           1.62           1.11               1.00               0.81
        12/31/99           1.44           0.95               1.00               0.69

         2000
        -------

        03/31/00           1.80           1.05               1.38               0.75
        06/30/00           2.24           1.35               1.56               1.06

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

                           For the year ended June 30

                                        2000                1999                  1998                 1997               1996
                                    ------------        -------------         ------------         ------------       ------------
Revenues                            $    592,190        $     917,391         $  1,061,398         $  1,368,753       $ 26,893,607

Net income (loss)                     (3,899,486)          (4,528,006)          (3,044,112)          (8,155,700)         17,127,455

Per share                           $       (.13)       $        (.17)        $       (.12)        $       (.32)      $        .67


Weighted Avg. #
Of common shares                      29,846,839           26,787,226           25,646,449           25,787,247         25,554,322
& common equiv.


Balance Sheet:

Mineral Properties                  $  8,181,582        $   2,219,997           $      nil         $        nil       $        nil

Total Assets                          13,872,311           17,353,717           19,486,669           22,345,247         30,033,118

Notes Payable                                Nil                  nil                  nil                  nil                nil

Total Liabilities                        566,028              387,984              299,061              337,050             58,217

Total Stock-holders' equity         $ 13,306,283        $  16,965,733         $ 19,187,608         $ 22,008,197       $ 29,974,901
                                    ------------        -------------         ------------         ------------       ------------


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        All material revenues received during fiscal 2000 and 1999 were a result of interest earned on the proceeds of the sale of assets to Phelps Dodge with the exception to $277,500 received in fiscal 2000 in conjunction with the Randgold joint venture agreement and the sale of exploration assets. All funds raised prior to fiscal 1996 were used in the exploration and development of the Company's various mineral properties.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 2000 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1999

        AZCO had a net loss of $3,899,486 in fiscal 2000 compared to net loss of $4,528,006 in 1999. The decrease in net loss for the year ended June 30, 2000 is the result of a decrease in exploration expense of $2,343,787 for the current period offset by production startup costs of $947,511 and an inventory write-down of $424,287.

        Exploration expense in fiscal 2000 was $697,388 as compared to $3,041,175 in 1999. Exploration expense for the current period was greatly reduced from that of last year due to the fiscal 1999 write-off of $1,241,359 in advances and accrued interest under the OAL debenture agreement. The Company's joint venture with Randgold on the Mali property and its decision to drop its gemstone initiative also reduced exploration costs in the current period.

        General and administrative expense decreased in fiscal 2000 to $1,027,582 from $1,301,590 in fiscal 1999. This decrease was due to reduced activities in investor relations and corporate development as well as related travel costs in fiscal 2000.

        Amortization and depreciation expense increased from $14,904 in fiscal 1999 to $133,174 in fiscal 2000 due to the commencement of the depreciation of assets associated with the mica project.

TWELVE MONTHS ENDED JUNE 30, 1999 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1998.

        AZCO had a net loss of $4,528,006 in fiscal 1999 compared to net loss of $3,044,112 in 1998. The increase in net loss for the year ended June 30, 1999 was the result of a provision for income tax benefit booked in fiscal 1998.

        The Company's provision for income tax benefit in fiscal 1998 was $2,109,237 compared to $4,186 for fiscal 1999 due to federal income tax refunds received as a result of taxes paid on the sale of assets in fiscal 1996.

        Exploration expense in fiscal 1999 was $3,041,175 as compared to $3,261,405 in fiscal 1998. Exploration expense for fiscal 1999 includes $1,241,359 representing advances and accrued interest under the OAL debenture agreement. The decision to expense all costs related to this project was made after OAL defaulted on its interest payment due on September 1, 1999.

        Legal settlement costs in fiscal 1998 resulted from the $400,000 payment to AIOC Corporation ("AIOC") as full and final payment of all matters and claims between AIOC, AZCO and Sanchez.


LIQUIDITY AND CAPITAL RESOURCES

        For the fiscal year ended June 30, 2000 the Company met its capital requirements through the proceeds of the sale of assets to Phelps Dodge in 1996.

        At June 30, 2000 and June 30, 1999 the Company had cash and cash equivalents of $4,324,886 and $12,106,173, respectively, and working capital of $4,883,713 and $11,821,537, respectively. Total liabilities at June 30, 2000 were $566,028 as compared to $387,984 on June 30, 1999.

        The Company feels that its current cash position, along with anticipated mica revenues, is strong enough to fund all cash requirements in fiscal 2000. In the event that a production decision is made in regards to the Piedras Verdes project it is the Company's intention to raise additional capital to fund its share of the construction costs. Funding approximately $4.1 million in potential pre-production royalties on the Piedras Verdes project over the next 10 years is expected to come from either the Company's treasury or from potential joint venture partners. In the event that is not possible additional funding will be sought to fund the advance royalties on the Piedras Verdes project if the Company chooses to retain its interest in that project.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The following table lists the names and positions of the executive officers and directors of the Company as of September 25, 2000. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the age, business experience, and length of time served in each capacity and other matters relevant to each individual is set forth below in the table.



       NAME                          POSITION HELD
       ----                          -------------
Alan P. Lindsay                      President, Chairman, Chief Executive
                                     Officer and Director

Anthony R. Harvey                    Vice Chairman of the Board, Director,
                                     Executive Vice President and Secretary

Paul A Hodges                        Director of the Company

Dr. Ian M. Gray                      Director of the Company

Lawrence G. Olson                    Director of the Company

Ryan A. Modesto                      Vice President Finance

Gary L. Simmerman                    Vice President Operations

        All of the directors and officers of the Company have held their principal occupations as set out above, except as follows, during at least the last five years:

        Mr. Lindsay, aged 50, one of the Company's founders, has been responsible for arranging the financing, the corporate development and the building of the organization important to the success of the Company. Mr. Lindsay has an extensive background in business management and marketing. Mr. Lindsay has been involved in the mining business for the past ten years and since 1989 has been devoted to AZCO's business. From 1982 to 1989 Mr. Lindsay was the Manager of the Financial Services Division of the North American Life Assurance Company in Vancouver.

        Mr. Harvey, aged 66, one the Company's founders, has been associated with the Company since July 13, 1988. Mr. Harvey has been a full-time employee since May 18, 1989, prior to which he spent 30 years with Wright Engineers Limited, where he gained extensive experience in the mining industry in various management positions, including mine construction and ore extraction, bulk handling and processing, project management and corporate marketing and development, in many countries including the U.S. As a senior project manager Mr. Harvey was responsible for the overall management and direction of many mining projects worldwide, including the Copper Flat Project 15,000 ton per day copper/moly open pit mining and processing plant located in New Mexico, for Quintana Minerals Corporation, and a 3,000 tpd underground copper mine rehabilitation expansion located in Ireland, for Avoca Mines Limited.

        Mr. Hodges, aged 73, a director, has a degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona. Mr. Hodges has over 40 years experience in the mining industry covering exploration, operations, project startup, management and financing and has worked for Anaconda, Asarco, RTZ and St. Joe. Mr. Hodges was the Chief Engineer worldwide for open pit mining for RTZ and was the President of Anamax Mining Company at Twin Buttes. Most recently Mr. Hodges was the President of Compania Minera El Indio. Mr. Hodges was a director of Lac Minerals Limited, a publicly traded company acquired by American Barrick in late 1994. Mr. Hodges joined the Board of the Company in August 1993.

        Dr. Gray aged 64, a P.Eng. of Ontario, Canada, and a Fellow of the Society of Economics Geologists, became a director of the Company on September 4, 1996. Dr. Gray, a Mining Geologist from the Royal School of Mines in London, UK, has spent over 40 years in the international mining industry. Dr. Gray's experience ranges from mineral exploration through project development to mine production for a wide variety of minerals throughout North, Central and South America, Australia, East and Southeast Asia and Central and Southern Africa. During his career Dr. Gray has held senior positions with major mining companies such as Inco Ltd. and BP Minerals International Ltd., followed by considerable experience in the formation and general management of Canadian based junior mining public companies. Notable achievements include important roles in the development of the huge Olympic Dam copper, uranium and gold production complex in South Australia and the 370,000 ounce per year Fort Knox gold mine located near Fairbanks Alaska.

        Mr. Olson, aged 63, became a director of the Company on March 15, 1999 in connection with the acquisition of Arizona Mica (see Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" pursuant to which Mr. Olson became a director). Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. In 1998 Olson Precast of New Mexico, Inc., a company controlled by Mr. Olson, was liquidated under bankruptcy laws in proceedings in the U.S. Bankruptcy Court for the District of New Mexico. Mr. Olson received a B.S. in Civil Engineering from the University of Southern California in 1959.

        Mr. Simmerman, aged 50, joined the Company in September 1992 as Chief Engineer of the Sanchez Project, and in October of 1998 was appointed Vice-President of Operations. Mr. Simmerman, a Mining Engineer from the University of Arizona, has been working in the mining industry since 1974, and has been involved in exploration, development and production operations in gold, silver, copper, cobalt, coal and uranium. For the five years prior to joining the Company Mr. Simmerman was Chief Engineer for Santa Fe Pacific Gold's Rabbit Creek Mine and was involved in the original determinations of the ore reserves and the feasibility stage through startup, production and expansion to a 200,000-ton per day operation.

        Mr. Modesto aged 45, Vice President Finance since October 26, 1998, joined the Company in June of 1994 as Controller of the Sanchez Project. Mr. Modesto served as the Company's Corporate Controller and Principal Accounting Officer from January of 1996 to October of 1998. Mr. Modesto earned a B.S. in Accounting from the University of Utah in 1977 and has 23 years of accounting and administrative experience in the mining industry. For the six years prior to joining the Company Mr. Modesto was the Controller for Corona Gold Inc.'s Santa Fe Mine located in Nevada.


COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE OF THE EXCHANGE ACT OF 1934

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

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 11. EXECUTIVE COMPENSATION

        The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended June 30, 2000, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:

                           Summary Compensation Table
                        (As at year ended June 30, 2000)

                                                                                                        Long Term
                                                               Annual Compensation                    Compensation
                                                   ------------------------------------------         ------------
                                                                                                       Securities
                                                                                                       Underlying
                                                                                                        Options/
                                                                                 Other Annual             SARs
Name and Principal                                   Salary        Bonus         Compensation            Granted
   Position                             Year          ($)           ($)              ($)                   (#)
------------------                      ----       ---------       -----         ------------          -----------
Alan P. Lindsay                         2000       192,938(1)      9,413           9,000(3)                 0

 President, Chairman                    1999       183,750(1)      9,000           9,000(3)              200,000

 of the Board and CEO                   1998       139,169(1)      5,500           7,250(3)                 0

Anthony R. Harvey                       2000       192,938(2)      9,413           9,000(3)                 0

 Vice Chairman, Exec. Vice              1999       183.750(2)      9,000           9,000(3)              200,000

 President, Secretary                   1998       139,169(2)      5,500           7,250(3)                 0

Ryan A. Modesto                         2000        116,664        5,583              0                     0

 Vice President Finance                 1999        109,084        5,500              0                  70,000

                                        1998         97,200        4,800          30,000(4)              13,000

Gary L. Simmerman                       2000        158,824        7,750              0                  50,000

 Vice President Operations              1999        115,973        7,500          30,000(5)              155,000

                                        1998         96,000        4,800              0                  30,000


(1) These amounts were actually paid to Alan Lindsay and Associates Ltd., a management company under the control of Mr. Lindsay, pursuant to management agreements dated May 1989 and February 1998 with the Company.

(2) These amounts were actually paid to ARH Management Ltd., a management company under the control of Mr. Harvey, pursuant to management agreements dated May 1989 and February 1998 with the Company.

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


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                    Potential Realized
                                                                                                     Value (Cdn $) at
                            Number of      % of Total                                              Assumed Annual Rates
                           Securities        Options                                                  of Stock Price
                           Underlying      Granted to     Exercise or                                Appreciation For
                             Options      Employees in    Base Price                                   Option Term
       Name                Granted (#)     Fiscal Year    (Cdn $/Sh)          Expiration Date         5%         10%
-----------------          -----------    ------------    ----------         -----------------     --------   ---------
Gary L. Simmerman           50,000(*)          56%             0.95          December 13, 2004      13,123     28,999


(*) These options are exercisable from the date of grant (December 13, 1999).


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES


                       Number of Securities Underlying         Value of Unexercised
                          Unexercised Options at FY-        In-The-Money Options at FY-
                                    End                              End ($)(*)
                       -------------------------------    ------------------------------
       Name             Exercisable      Unexercisable    Exercisable      Unexercisable
-----------------      -------------     -------------    -----------      -------------
Alan P. Lindsay            500,000            0             273,363              0
Anthony R. Harvey          500,000            0             273,363              0
Gary L. Simmerman          315,000            0             165,305              0
Ryan A. Modesto            170,000            0              93,955              0


(*) Based on the closing price of $1.1875 of the Company's common stock as quoted on The American Stock Exchange on June 30, 2000.

COMPENSATION OF DIRECTORS

        The Company pays a fee to its outside, non-officer directors of $1,500 per month. The Company also reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1999 non-officer directors received a total of $1,750 in consulting fees.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

        Effective February 1, 1998 the Company entered into a management agreement with Alan Lindsay and Associates, Ltd. ("Associates"), a British Columbia corporation owned and controlled by Mr. Lindsay, the Company's Chief Executive Officer. This new agreement replaces an original May 1, 1989 agreement in its entirety. This agreement requires all salary amounts otherwise payable by the Company to Mr. Lindsay to be paid to Associates. Associates is therein provided with a base fee of $180,000 annually and an allowance for equivalent benefits enjoyed by Company personnel. The base fee may be renegotiated annually at the request of either party. In the event that the parties cannot agree then the base fee is to be increased by the greatest of 5% or the amount of the cost of living index as published by the Canadian Federal government. The term of this agreement is for a period of 36 months and renews automatically for subsequent one-year periods unless either party gives the other party notice of non-renewal at least 90 days prior to the end of any term. In the event that the agreement is terminated, or fails to renew due to failure of agreement after the issuance of a non-renewal notice, Associates will receive a termination fee equal to either the sum of the buy-out of any outstanding stock options for a price equal to the average market price of the Company's shares on The Toronto Stock Exchange multiplied by the number of shares under option and less the exercise price thereof or, at the election of Associates and subject to regulatory approval, extension of the option for a year after termination, plus the greater of,(i) the aggregate remaining base fee for the unexpired remainder of the term and (ii) the then annual base fee plus one month of base fee for each year, or portion thereof, served after the effective date. In the event that Associates is unable to provide the services due to protracted disability or sickness or the death of its principal (Mr. Lindsay) it may, at any time, declare such to the Company and may terminate the agreement as a without fault termination and the termination fee shall be payable. The Company may elect to effect such termination, and shall pay the termination fee, in the case of death of Associates' principal or in the event that sickness or disability has continued for a period in excess of 120 days. It is the Company's estimation that if the agreement with Associates was terminated effective September 6, 2000 Associates would be due $500,063 as a termination fee. This fee represents $252,000 (Cdn.$375,000) for the buyout of outstanding stock options on September 6, 2000 and $248,063 representing 15 months of base fee.

        Effective February 1, 1998 the Company entered into a management agreement with ARH Management Ltd. ("Management"), a British Columbia corporation owned and controlled by Mr. Harvey, the Company's Vice Chairman. This new agreement replaces an original May 1, 1989 agreement in its entirety. This agreement requires all salary amounts otherwise payable by the Company to Mr. Harvey to be paid to Management. Management is therein provided with a base fee of $180,000 annually and an allowance for equivalent benefits enjoyed by Company personnel. The base fee may be renegotiated annually at the request of either party. In the event that the parties cannot agree then the base fee is to be increased by the greatest of 5% or the amount of the cost of living index as published by the Canadian Federal government. The term of this agreement is for a period of 36 months and renews automatically for subsequent one-year periods unless either party gives the other party notice of non-renewal at least 90 days prior to the end of any term. In the event that the agreement is terminated, or fails to renew due to failure of agreement after the issuance of a non-renewal notice, Management will receive a termination fee equal to the sum of the buy-out of any outstanding stock options for a price equal to the average market price of either the Company's shares on The Toronto Stock Exchange multiplied by the number of shares under option and less the exercise price thereof or, at the election of Management and subject to regulatory approval, extension of the option for a year after termination, plus the greater of,(i) the aggregate remaining base fee for the unexpired remainder of the term and (ii) the then annual base fee plus one month of base fee for each year of portion thereof, served after the effective date. In the event that Management is unable to provide the services due to protracted disability or sickness or the death of its principal (Mr. Harvey) it may, at any time, declare such to the Company and may terminate the agreement as a without fault termination and the termination fee shall be payable. The Company may elect to effect such termination, and shall pay the termination fee, in the case of death of Management's principal or in the event that sickness or disability has continued for a period in excess of 120 days. It is the Company's estimation that if the agreement with Management was terminated effective September 6, 2000 Management would be due $500,063 as a termination fee. This fee represents $252,000 (Cdn.$375,000) for the buyout of outstanding stock options on September 6, 2000 and $248,063 representing 15 months of base fee.

        Effective August 15, 1994 management agreements were provided to both Messrs. Harvey and Lindsay that are effective in the event of a change in control of the Company. Similar management agreements (collectively, the "Management Agreements") were provided to each of Mr. Modesto, on November 19, 1996, and Mr. Simmerman, on October 23, 1998. The Management Agreements provide for a lump sum distribution in an amount (taking into account all other applicable change in control payments by the Company) not to exceed 299% of the base amount as defined in IRC Section 280G(b) upon a change in control of the Company. Such "base amount" is generally equivalent to the applicable person's average annual compensation from the Company includable in his gross income over the preceding five years. Change of control is therein defined to include only the following circumstances:

(i) the acquisition (whether direct or indirect) of shares in excess of 20 percent of the outstanding shares of common stock of the Company by a person or group of persons, other than through a public equity offering by the Company;

(ii) the occurrence of any transaction relating to the Company required to be described pursuant to the requirements of item 6(e) of Schedule 14A of Regulation 14A of the SEC under the Securities and Exchange Act of 1934; or

(iii) any change in the composition of the Board of Directors of the Company resulting in a majority of the present directors not constituting a majority; provided, that in making such determination directors who were elected by, or on the recommendation of, such present majority, shall be excluded.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ending 2000 Mr. Hodges, Mr. Olson and Dr. Gray acted as the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth information, as of September 25, 2000, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of its outstanding common stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted each shareholder has sole investment and voting power over the shares owned.


Name and Address
Of Beneficial Owner                               Type of Ownership      Number of Shares         Percent of Class
-------------------                               -----------------      ----------------         ----------------
Alan P. Lindsay                                        Record and            1,178,569(1)                 3.89%
999 W. Hastings, Ste 1250                              Beneficial
Vancouver, BC, Canada  V6C 2W2

Anthony R. Harvey                                      Record and             653,252(2)                  2.15%
999 W. Hastings, Ste 1250                              Beneficial
Vancouver, BC, Canada  V6C 2W2

Paul A. Hodges                                         Record and             113,000(3)                    *
4536 N. Via Bellas Catalinas                           Beneficial
Tucson, AZ  85718

Dr. Ian M. Gray
Copper Hill House, Buller Hill                         Record and             151,000(4)                    *
Redruth,Cornwall U.K., TR16 6SR                        Beneficial

Lawrence G. Olson                                                                                         5.85%
3045 S. 35th Avenue                                    Record and            1,754,000(5)
Phoenix, AZ 85009                                      Beneficial

Ryan A. Modesto                                        Record and             175,000(6)
PO Box 1895                                            Beneficial                                           *
Ferndale, WA 98248

Gary L. Simmerman                                      Record and             315,000(7)                    *
1211 W. Crystal Palace Place                           Beneficial

Oro Valley, AZ 85737
Officers & Directors                                   Record and             4,339,821                  13.85%
As a Group (7 persons)                                 Beneficial



*       indicates less than 1%

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

        (4) Includes options to acquire 100,000 shares at an exercise price of CDN $1.05 per share and 50,000 shares at an exercise price of CDN $0.70 per share.

        (5) Includes an option to acquire 100,000 shares at an exercise price of CDN $1.05 per share.

        (6) Represents options to acquire 120,000 shares at an exercise price of CDN $1.05 per share, 20,000 shares at an exercise price of CDN $0.70 per share and 30,000 shares at an exercise price of CDN $0.80 per share.

        (7) Includes options to acquire 210,000 shares at an exercise price of CDN $1.05 per share, 25,000 shares at an exercise price of CDN $0.70 per share, 30,000 shares at an exercise price of CDN $0.80 per share and 50,000 shares at a price of CDN $0.95 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 9, 1999 the Company completed the acquisition of Arizona Mica, which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. This acquisition was accomplished through the merger of Arizona Mica with and into the Company's wholly owned subsidiary, Sanchez, with Sanchez being the surviving corporation in the merger. Sanchez has subsequently changed its name to AZCO Mica, Inc. In connection with the merger the Company issued an aggregate of 4,500,000 shares (the "Shares") of its common stock to the three shareholders of Arizona Mica, Messrs. Lawrence G. Olson, John O. Rud and Floyd R. Bleak, with each such shareholder receiving 1,500,000 Shares of the Company's common stock. The Shares were issued as "restricted securities", as that term is defined in Rule 144 promulgated under the U.S. Securities Act of 1933, as amended (the "Act"), and the certificates representing the Shares bore a restrictive legend permitting transfer only pursuant to registration or applicable exemption under the Act.

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

2. The Company agrees to appoint one nominee (the "Nominee") of Messrs. Olson, Rud and Bleak to the Company's Board of Directors and agrees to include the Nominee in the management's slate of director's nominees at any meeting, of the Shareholders of the Company;

3. Messrs. Olson, Rud and Bleak are permitted to sell, assign or otherwise transfer the Shares covered by the Voting Agreement provided that such transfers comply with applicable securities laws. Any Shares so transferred will no longer be subject to the terms of the Voting Agreement;

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) 1. Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1 through F-22.

2. Financial Statement Schedules - Reference is made to the Financial Statement Schedules on page F-22.

3. Exhibits

     3.1       Registrant's Certificate of Incorporation dated August 8, 1991(1)

     3.2       Articles of Amendment to the Certificate of Incorporation dated
               December 5, 1991.(1)

     3.3       Registrant's Amended By-laws.(2)

     3.4       Rights Agreement dated July 19, 1995 between the Registrant and
               Montreal Trust Company of Canada.(2)

     4.1       Specimen stock certificate.(3)

    10.1       Agreements for Suaqui Verde property. (1)

    10.2       Agreements for Piedras Verdes property. (1)

    10.3       Purchase Agreement dated July 27, 1995 between the Registrant,
               Sanchez and Phelps Dodge. (2)

    10.4       Memorandum of Agreement between West Africa Gold & Exploration
               Ltd., Eagle, Lion and the Registrant. (4)

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

    10.8 Debenture Agreement dated May 22, 1998, where Registrant purchases a $1,500,000 convertible debenture of Oro Argentina
               Limited. (5)

    10.9       Right of First Refusal Agreement dated June 18, 1998 between the
               Registrant and Minera Cortez Resources Ltd. (5)

    10.10      Mineral Property Option Agreement dated July 21, 1998, for the La
               Adelita property, between the Registrant and Minera Cortez
               Resources Ltd. (5)

    10.11 Change in control Management Agreements between the Registrant and each of Messrs. Lindsay, Harvey and Modesto. (5)

    10.12 Change in control Director's Agreements between the Registrant and each of Mr. Hodges and Dr. Gray. (5)

    10.13      Cobre del Mayo, S.A. de C.V. Shareholders' & Operator's
               Agreement. (5)

    10.14      Agreement and Plan of Merger of Arizona Mica into Sanchez dated
               March 10, 1999. (6)

    10.15      Shareholder's Agreement between the Registrant, Sanou, WAG and
               Randgold dated March 31, 1999. (7)

    10.16      Mineral Property Option Agreement dated May 20, 1999, for the
               Silverado property, between the Registrant and Minera Cortez
               Resources Ltd. (7)

    10.17 AIP dated August 9, 1999 between the Registrant Mr. Thomas Ford and Calgem. (7)

    21.1*      Subsidiaries of the Registrant.

    23.1*      Consent of PricewaterhouseCoopers.

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

(7) Exhibit no. 10.15, 10.16 and 10.17 are incorporated by reference from exhibit no. 10.15, 10.16 and 10.17 from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


*       Filed herewith.

        (b) Reports on Form 8K:

                None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AZCO MINING INC.


Date: September 27, 2000            By: /s/ Alan P. Lindsay
                                        ----------------------------------------
                                            Alan P. Lindsay
                                            President, Chairman of the Board and
                                            Chief Executive Officer

 Date: September 27, 2000           By: /s/ Ryan A. Modesto
                                        ----------------------------------------
                                            Ryan A. Modesto
                                            Vice President Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

     Signature                   Title                 Date
     ---------                   -----                 ----
/s/ Alan P. Lindsay    President, Chairman of the  September 27, 2000
---------------------  Board and Chief Executive
Alan P. Lindsay        Officer


/s/ Anthony R. Harvey  Vice Chairman, Executive    September 27, 2000
---------------------  Vice President, Secretary
Anthony R. Harvey      and Director


/s/ Paul A. Hodges     Director                    September 27, 2000
---------------------
Paul A. Hodges

/s/ Dr. Ian M. Gray    Director                    September 27, 2000
---------------------
Dr. Ian M. Gray

/s/ Paul A. Hodges     Director                    September 27, 2000
---------------------
Paul A. Hodges

AZCO MINING INC. (DELAWARE)
Form 10-K
Item 8, Item 14(a) (1) and (2)
Index to Financial Statements and Supplemental Schedule

                                                                                                     Page
                                                                                                     ----
The following financial statements required to be included in Item 8 are listed below:

Report of Independent Accountants                                                                     F-2

Consolidated Balance Sheets as at June 30, 2000 and 1999                                              F-3

Consolidated Statements of Loss for the fiscal years
ended June 30, 2000, 1999 and 1998                                                                    F-4

Consolidated Statements of Stockholders' Equity for the fiscal years
ended June 30, 2000, 1999 and 1998                                                                    F-5

Consolidated Statements of Cash Flows for the fiscal years
ended June 30, 2000, 1999 and 1998                                                                    F-6

Notes to Consolidated Financial Statements                                                            F-7

The following financial statement schedule of the Registrant is included in Item
14(a)(2):

Schedule II - Valuation and Qualifying Accounts for the fiscal years
ended June 30, 2000, 1999 and 1998                                                                   F-23

Schedules other than the one listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes

                                                      PRICEWATERHOUSECOOPERS LLP
                                                           CHARTERED ACCOUNTANTS
                                                       1111 West Hastings Street
                                                      Vancouver British Columbia
                                                                  Canada V6E 3R2
                                                     Telephone +1 (604) 806 7000
                                                     Facsimile +1 (604) 806 7806

August 11, 2000

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Azco Mining Inc. (Delaware) and its subsidiaries as at June 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for the each of the three years in the period ended June 30, 2000 in conformity with United States generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

"PricewaterhouseCoopers LLP"

CHARTERED ACCOUNTANTS

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the world-wide PricewaterhouseCoopers organization.

AZCO MINING INC. (DELAWARE)
Consolidated Balance Sheets
As at June 30, 2000 and 1999

                                                                          2000              1999
                                                                            $                 $
                                                                       -----------       -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                4,324,886        12,106,173
Prepaids and other                                                         124,077           103,348
Inventories (note 5)                                                     1,000,778                --
                                                                       -----------       -----------

TOTAL CURRENT ASSETS                                                     5,449,741        12,209,521

PROPERTY AND EQUIPMENT
Mineral properties, plant and equipment (note 7)                         7,933,857         5,076,969
Capital assets (note 8)                                                    247,725            16,639
                                                                       -----------       -----------

                                                                         8,181,582         5,093,608

RESTRICTED CASH (note 4)                                                   190,400                --

INVESTMENT AND ADVANCES (note 6)                                            50,588            50,588
                                                                       -----------       -----------

TOTAL ASSETS                                                            13,872,311        17,353,717
                                                                       -----------       -----------

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   566,028           387,984
                                                                       -----------       -----------

CONTINGENCIES AND COMMITMENTS (notes 9 and 14)

STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
   100,000,000 common shares with a par value of $0.002 per share

Issued and outstanding
   29,887,121 (1999 - 29,832,121) common shares                             59,774            59,664

ADDITIONAL PAID-IN CAPITAL                                              28,537,487        28,297,561

DEFICIT                                                                (15,290,978)      (11,391,492)
                                                                       -----------       -----------

                                                                        13,306,283        16,965,733
                                                                       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              13,872,311        17,353,717
                                                                       -----------       -----------

 The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Loss
For the years ended June 30, 2000, 1999 and 1998

                                                 2000              1999               1998
                                                   $                 $                 $
                                              -----------       -----------       -----------
REVENUE
Interest income - net                             314,690           905,891         1,052,516
Gain (loss) on sale of assets                          --             1,500              (970)
Other income (note 9)                             277,500            10,000             9,852
                                              -----------       -----------       -----------

                                                  592,190           917,391         1,061,398
                                              -----------       -----------       -----------

OPERATING EXPENSES
Salaries                                        1,009,682         1,091,914         1,007,740
General and administrative                      1,027,582         1,301,590         1,523,552
Exploration (notes 6 and 9)                       697,388         3,041,175         3,263,405
Write-off of investment (note 6)                  250,000                --                --
Depreciation and amortization                     133,174            14,904            20,050
Production start-up costs (note 16)             1,371,798                --                --
Legal settlement costs (note 14)                       --                --           400,000
Reclamation                                         2,052                --                --
                                              -----------       -----------       -----------

                                                4,491,676         5,449,583         6,214,747
                                              -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                       (3,899,486)       (4,532,192)       (5,153,349)

INCOME TAX BENEFIT (note 11)                           --             4,186         2,109,237
                                              -----------       -----------       -----------

LOSS FOR THE YEAR                              (3,899,486)       (4,528,006)       (3,044,112)
                                              -----------       -----------       -----------

BASIC LOSS PER COMMON SHARE (note 12)               (0.13)            (0.17)            (0.12)
                                              -----------       -----------       -----------

DILUTED LOSS PER COMMON SHARE (note 12)             (0.13)            (0.17)            (0.12)
                                              -----------       -----------       -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
           OUTSTANDING                         29,846,839        26,787,226        25,646,449
                                              -----------       -----------       -----------

 The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Stockholders' Equity
For the years ended June 30, 2000, 1999 and 1998

                                             COMMON SHARES
                                     -----------------------------
                                                                          ADDITIONAL         RETAINED
                                      NUMBER OF                            PAID-IN           EARNINGS
                                       SHARES            AMOUNT            CAPITAL           (DEFICIT)          TOTAL
                                                            $                 $                  $                 $
                                     -----------       -----------       -----------       -----------       -----------

BALANCE - JUNE 30, 1997               25,579,834            51,160        25,776,411        (3,819,374)       22,008,197

Stock options exercised                   59,572               119            54,174                --            54,293
Issued for exploration property
           interests                      41,091                82            49,918                --            50,000
Stock option compensation                     --                --           119,230                --           119,230
Loss for the year                             --                --                --        (3,044,112)       (3,044,112)
                                     -----------       -----------       -----------       -----------       -----------

BALANCE - JUNE 30, 1998               25,680,497            51,361        25,999,733        (6,863,486)       19,187,608

Stock options exercised                   50,000               100            34,917                --            35,017
Issued for exploration property
           interests                     405,000               810           261,690                --           262,500
Issued for acquisition (note 7)        4,500,000             9,000         2,280,388                --         2,289,388
Repurchase of Company's shares          (803,376)           (1,607)         (465,767)               --          (467,374)
Stock option compensation                     --                --           186,600                --           186,600
Loss for the year                             --                --                --        (4,528,006)       (4,528,006)
                                     -----------       -----------       -----------       -----------       -----------

BALANCE - JUNE 30, 1999               29,832,121            59,664        28,297,561       (11,391,492)       16,965,733

Stock options exercised                   55,000               110            38,026                --            38,136
Stock option compensation
           (note 10)                          --                --           201,900                --           201,900
Loss for the year                             --                --                --        (3,899,486)       (3,899,486)
                                     -----------       -----------       -----------       -----------       -----------

BALANCE - JUNE 30, 2000               29,887,121            59,774        28,537,487       (15,290,978)       13,306,283

 The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
Consolidated Statements of Cash Flows
For the years ended June 30, 2000, 1999 and 1998

                                                            2000              1999              1998
                                                              $                 $                 $
                                                         -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year                                         (3,899,486)       (4,528,006)       (3,044,112)
Items not affecting cash
  Depreciation and amortization                              133,174            14,904            20,050
  Stock option compensation expense (note 10)                201,900           186,600           119,230
  Issuance of common stock for property interest                  --           262,500            50,000
  Loss (gain) on sale of furniture and equipment                  --            (1,500)              970
  Loss on write-down of refundable deposits                       --                --           370,505
  Loss on write down of investment (note 6)                  250,000         1,241,359                --
Net change in assets and liabilities
  Prepaids and other                                         (20,729)          105,438          (120,168)
  Refundable deposits                                             --                --           244,750
  Income taxes receivable                                         --           782,000          (302,272)
  Accounts payable and accrued liabilities                   178,044            45,923           (37,989)
  Inventories                                             (1,000,778)               --                --
  Deposit                                                         --                --         4,000,000
                                                         -----------       -----------       -----------
                                                          (4,157,875)       (1,890,782)        1,300,964
                                                         -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Calgem, Inc.                                  (250,000)               --                --
Purchase of capital assets                                  (298,974)           (7,485)           (2,900)
Proceeds from sale of furniture and equipment                     --             1,500             5,102
Purchase of Minera Cortez Resources Ltd. shares                   --           (16,533)          (34,055)
Purchase of investment in OAL                                     --        (1,140,636)         (100,723)
Purchase of mineral properties, plant and equipment       (2,922,174)       (2,744,581)               --
Restricted cash                                             (190,400)           16,165            17,941
                                                         -----------       -----------       -----------
                                                          (3,661,548)       (3,891,570)         (114,635)
                                                         -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                       38,136            35,017            54,293
Purchase of treasury stock                                        --          (467,374)               --
                                                         -----------       -----------       -----------
                                                              38,136          (432,357)           54,293
                                                         -----------       -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (7,781,287)       (6,214,709)        1,240,622

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR             12,106,173        18,320,882        17,080,260
                                                         -----------       -----------       -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                    4,324,886        12,106,173        18,320,882
                                                         -----------       -----------       -----------

   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

1       NATURE OF OPERATIONS

        Azco Mining Inc. (Delaware) (the Company) is a U.S. mining company with a general business strategy to acquire mineral properties. The Company plans to supplement its core assets, the 100% owned Black Canyon Mica Project in Arizona and a 30% interest in the Piedras Verdes Project, through its acquisition of other mineral properties.

        Construction of the crushing and concentration equipment needed to process mica ore from the Black Canyon Mica Project is near completion, with production expected to commence in September 2000. Start-up costs related to the project during the period from April 1, 2000 to June 30, 2000 have been expensed. During the period from April 1, 2000 to June 30, 2000, samples of the Company's mica products have been issued to potential customers for testing.

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

        Depletion of mineral properties, plant and equipment and deferred reclamation costs are to be provided on the unit-of-production method, based on proven and probable ore reserves.

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

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        PROPERTY EVALUATION

        Recoverability of investments in operating and non-operating properties is evaluated periodically. Estimated future net cash flows from each property are calculated using estimates of proven and probable ore reserves, estimated future prices (considering historical and current prices, price trends, and related factors), operating capital, and reclamation costs on an undiscounted basis. Where property costs are not recoverable reductions in the carrying value of each property are recorded to the extent the remaining investment exceeds the estimate of fair value. Changes in the geological and engineering interpretations of the Company's ore bodies, mica prices and operating costs may change the Company's estimate of proven and probable reserves. It is reasonably possible that the Company's estimate of proven and probable reserves will change in the near term resulting in additional charges for depreciation, amortization and reclamation in future reporting periods.

        ENVIRONMENTAL AND RECLAMATION COSTS

        Estimated costs of decommission and reclamation associated with mineral properties, plant and equipment, as well as revised regulatory requirements, are accrued over the life of the mine through periodic charges to earnings using the unit-of-production method.

        CAPITAL ASSETS

        Land, buildings, furniture, equipment and vehicles are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated from the accounts and the gain or loss is included in operations.

        Buildings are amortized on a straight-line basis over their estimated useful lives. Furniture, equipment and vehicles are amortized over their estimated useful lives (3 - 5 years) using the straight-line method.

        REVENUE RECOGNITION

        The Company recognizes the sale of mica on shipment of the goods from its premises.

        INVENTORIES

        Inventories are recorded at the lower of cost and net realizable value. Cost is determined on a weighted average basis and includes all costs in bringing the inventory to its present location and condition. Net realizable value is the price at which inventories can be sold in the normal course of business after allowing for the cost of realization.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

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

3       CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company invests its cash and cash equivalents in high quality issuers. The Company, in the normal course of business, maintains cash balances in excess of the Federal Deposit Insurance Corporation's insurance limit. At June 30, 2000 and 1999, cash equivalents of $4,200,000 and $11,800,000, respectively, were invested with one bank's trust and institutional portfolio department.

4       RESTRICTED CASH

        As part of the reclamation deposit for the Black Canyon Mica property, the Company has restricted cash of:

        a) $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        b) $140,400 in an irrevocable letter of credit to the U.S. Bureau of Land Management which expires on October 25, 2002.

        Both of the amounts will be held until all terms and conditions of the reclamation agreement have been fulfilled or a satisfactory replacement bond has been accepted.

5       INVENTORIES

                          $
                     ---------
Broken ore             839,146
Work-in-process        123,033
Finished goods          38,599
                     ---------
                     1,000,778
                     ---------

6       INVESTMENT AND ADVANCES

        INVESTMENT

        On June 18, 1998, the Company entered into an agreement with Minera Cortez Resources Ltd. (Cortez), a public company which trades on the Canadian Venture Stock Exchange, whereby the Company was granted a right of first refusal for a period of five years to acquire all or any of the property interest that Cortez decides to either joint venture, option, or dispose of. In consideration, the Company subscribed for 200,000 common shares of Cortez at Cdn. $0.25 per share. The Company was also granted a right of first refusal for the same period to provide up to 100% of any private or public equity or debt financing that Cortez proposes to obtain, on similar terms as any third party is willing to provide. In the year ended June 30, 1999, the Company purchased an additional 100,000 shares at Cdn. $0.25 per share bringing the carrying value of the shares to $50,588. The fair value of the shares at June 30, 2000 was $50,588.

        Effective on August 9, 1999, the Company entered into an "Agreement in Principle" (the AIP) with each of Thomas Ford and Calgem, Inc., a company wholly-owned by Mr. Ford, (collectively, Calgem), pursuant to which Calgem therein granted the Company an option to purchase all of the issued and outstanding shares of Calgem and/or business assets of Calgem. Calgem is a company that auctions coloured gemstones on television. In accordance with the terms and conditions of the AIP, as now expired, the Company had advanced, by way of a loan to Calgem (the loan), an aggregate of $250,000. A senior fixed and floating charge on all of the assets of Calgem was to be pledged as collateral for the loan together with interest accruing thereon at a rate of 10% per annum. The Company wrote off the loan during the year ended June 30, 2000 because it had not been successful in contacting Calgem to discuss either repayment terms or the establishment of the security for the loan. The Company, in discussions with counsel, is currently considering its course of action against Calgem.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        ADVANCES

        On May 22, 1998, the Company entered into an agreement to purchase a $1,500,000 convertible debenture of Oro Argentina Limited (OAL) for the purpose of financing the first phase of the Chiqua White Bentonite Project and the option payments of OAL. OAL had an option to acquire a 50% interest in the Bentonite Project located in San Juan, Argentina, pursuant to an agreement dated February 2, 1998 between OAL and Pierre Martre. The debenture bears interest at 12% per annum and was due on September 1, 2000. On September 1, 1999, OAL defaulted on the interest payment due under the terms of the debenture agreement, and the Company decided to expense, in fiscal 1999, all costs related to this project, resulting in a charge to exploration expense of $1,241,359. In January 2000, OAL voluntarily delivered to the Company all of its interest in Port Velmond S.A., which held all of OAL's interest in the Bentonite Project.

7       MINERAL PROPERTIES, PLANT AND EQUIPMENT

                                                 2000              1999
                                                   $                 $
                                               ----------       ----------
Mineral properties                              2,219,996        2,219,996
Mining and processing plant and equipment       4,669,266        2,075,508
Development costs                               1,109,881          781,465
Accumulated amortization                          (65,286)              --
                                               ----------       ----------
                                                7,933,857        5,076,969
                                               ----------       ----------

        BLACK CANYON MICA PROJECT

        On March 10, 1999, the Company announced that it had acquired Arizona Mica Properties, Inc. (AMPI) through a merger with the Company's subsidiary, Sanchez Mining Inc. AMPI is the owner of the Black Canyon Mica Project, a source of high-quality mica and a pilot processing plant situated near Phoenix, Arizona.

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

                                                   $
                                              ----------
Net assets acquired
Mineral properties                             2,219,996
Development costs                                112,392
Lease obligation                                 (43,000)
Deferred income tax liability                   (754,800)
Recognition of deferred income tax asset         754,800
                                              ----------
                                               2,289,388
                                              ----------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        The issuance of the Company's shares to acquire shares of AMPI is a non-cash investing and financing activity, and accordingly, the transaction is not reflected in the Consolidated Statement of Cash Flows.

8       CAPITAL ASSETS

                                           2000
                             ---------------------------------
                                        ACCUMULATED
                              COST      AMORTIZATION      NET
                                $            $             $
                             -------    ------------   -------
Land and buildings           152,521        7,626      144,895
Furniture and equipment      139,809       85,647       54,162
Vehicles                      81,146       32,478       48,668
                             -------      -------      -------
                             373,476      125,751      247,725
                             -------      -------      -------

                                           1999
                             ---------------------------------
                                        ACCUMULATED
                              COST      AMORTIZATION      NET
                                $            $             $
                             -------    ------------   -------
Furniture and equipment      74,502        57,863       16,639
                             ------        ------       ------

9       EXPLORATION PROPERTIES

        a)      PIEDRAS VERDES PROJECT

                The Piedras Verdes Project is located in southern Sonora, Mexico. During the year ended June 30, 1996, the Company sold 70% of its interest in the Piedras Verdes Project to Phelps Dodge Corporation (Phelps Dodge).

                Under the terms of the sales agreement with Phelps Dodge, all assets and commitments related to this project were transferred to a separate company incorporated as Cobre del Mayo, S.A. de C.V. (Cobre). The Company maintains a 30% interest and Phelps Dodge a 70% interest in Cobre. Under the terms of the Shareholders' and Operator's Agreement among Phelps Dodge, Cobre del Mayo, Inc., the Company, and Cobre, the Company committed to provide up to $3,000,000 for costs required to bring the Piedras Verdes Project to the feasibility stage. As at June 30, 2000, the Company has advanced $4,293,884 towards the project. The Company also committed to funding its 30% of expenditures incurred in the feasibility stage. The Company is expensing all costs related to the project.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

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

                iii) royalties equal to 3% of the net value of mineral production; and

                iv) advance royalties of $1,000,000 on the third through fifth anniversaries of the date of execution, and $1,500,000 on the sixth through eleventh anniversaries if commercial production is not met by those anniversary dates, provided the average copper price is above $0.90 per pound for eight of the previous 12 months, otherwise the advanced royalty is reduced by 75%.

                        In the year ended June 30, 2000, Cobre made advanced royalty payments of $250,000. These amounts are not recoverable if Cobre does not proceed with the project.

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

                On July 17, 1999, the Company decided to terminate the agreement with the property owners and made the final payment due under the agreement. The Company paid the mineral duties on the concessions until December 31, 1999.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

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

                During the year ended June 30, 1999, the Company has expended $228,256 on the La Adelita property, thus completing its first year's commitment to the property.

                On June 10, 1999, the Company acquired 100% interest in the Silverado property, which surrounds the La Adelita property, from Cortez for $20,000 and 30,000 of the Company's shares.

                On July 10, 2000, the Company notified Cortez that it had elected to terminate the option agreement.

        d)      MALI PROJECT

                On May 9, 1996, the Company entered into a Memorandum of Agreement with West African Gold and Exploration, Ltd. (WAG); a British Virgin Islands company, Eagle River International Limited (Eagle River), a Vanuatu corporation; and Lion Mining Finance Limited (Lion Mining), a United Kingdom corporation. Eagle River has purchased properties in Mali, Africa from Guefest, a Russian mining consortium. Under the terms of this agreement, the properties were transferred to West African Gold
                (Mali) Inc. (WAG (Mali)) on July 7, 1997. Shares in this corporation have been transferred to Chaplin Holding Ltd., a Bahamian company, which has changed its name to Sanou Mining Corporation (Sanou). The Company currently holds a 100% interest in Sanou.

                On May 17, 1996, under the terms of the above agreement, the Company issued an irrevocable standby letter of credit in the amount of $1,000,000 to guarantee the development of certain mineral concessions in Mali. The Company, on behalf of Eagle River, Lion Mining, and WAG, had guaranteed $1,000,000 of development by May 15, 1997 to keep the properties in good standing. During the year ended June 30, 1997, the Company funded $4,052,316 for operating costs on the Mali Project, which exceeds the required expenditures. The operating costs are included in exploration costs in the accompanying Consolidated Statement of Loss.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

                On September 3, 1997, the Company served notice to Eagle River that it was declaring default of the Mali agreement as the work commitment for the licence on the Mali Project was unacceptable. Under the terms of the agreement, Eagle River and Lion Mining have to repay all advances made by the Company towards the Mali Project. These advances were collateralized by promissory notes from Eagle River and debentures from Societe Olifer de Falome
                (SOF) and WAG (Mali) in the amount of $4,000,000. The Company is in the process of foreclosure on these securities and, as a consequence, takes the position that it is the 100% owner of the mining concessions through its subsidiaries WAG and Sanou and will pursue Eagle River and SOF for any value shortfall.

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

                On December 18, 1997, WAG (Mali) was granted a renewable exploration agreement on the Mali Project by the Mali Ministry of Mines and Energy. The agreement ran through December 1998 and has a work commitment of $3,360,000 assigned to it. As of June 30, 1998, this work commitment had been fulfilled.

                On April 6, 1998, the Company entered into an agreement with Lines Overseas Management Ltd. (Lines). Under the terms of the Mali agreement, Lines had originally advanced $500,000 and 125,000 shares of the Company owned by it to Eagle River for payments to Guefest and other parties. The Company agreed to issue 375,000 of its shares to Lines in consideration for assigning and quitclaiming to the Company all advances and shares and any other benefit or claim of Lines related to the Mali agreement. These shares were issued on September 17, 1998.

                On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company (see note 14).

                On March 31, 1999, the Company announced that it had entered into a joint venture with Randgold Resources Ltd. (Randgold) whereby Randgold acquired the right to earn up to 75% of the Company's interest. To earn this consideration, Randgold has agreed, over the next 36 months, to conduct exploration on the WAG concessions at a minimum cost of $2,000,000, with the aim of establishing whether there is a viable economic gold resource, as defined in the agreement, of at least one million ounces. Thereafter Randgold shall prepare a Bankable Feasibility Study on any such resource for WAG within a further 12 months in order to earn its interest therein.

                The Company realized a gain on sale of assets of $277,500 in conjunction with the agreement with Randgold when the exploration camp assets were sold.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        e)      BENITOITE PROJECT

                On December 1, 1997, the Company entered into an agreement whereby it was granted an option to purchase the Benitoite mineral property in San Benito County, California for a purchase price of $1,500,000. The Company could exercise the option on or before February 1, 1999. Pursuant to the terms of the agreement, the Company made a non-refundable payment of $20,000 to the property owners.

                On March 18, 1999, the Company made an additional payment of $20,000 to extend the option to January 1, 2000.

                On January 1, 2000, the Company's option to acquire the Benitoite gem mine in San Benito County, California expired. The Company has no intention to pursue the acquisition of the property any further.

10      STOCK OPTIONS

        The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock-based employee compensation arrangements. Under APB No. 25, as the exercise price of the Company's stock options is equal or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The Company has a Stock Option Plan (the Plan) dated July 24, 1989, as amended, for the granting of options to purchase common stock. The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 5,950,424. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for fiscal 2000: risk-free interest rate from 6.01% to 6.69%, no dividend, volatility factor of the expected market price of the Company's common stock of 0.62, and an expected life ranging from two to five years.

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

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        For the purposes of pro forma disclosure, the estimated fair value of the options of $34,870 (1999 - $303,580; 1998 - $59,141) is expensed when the options are granted as the options are fully vested when granted. Additional fair value of the options of $nil (1999 - $269,760; 1998 - $nil) was expensed when certain options were repriced during the year. The Company's pro forma information for fiscal 2000, 1999 and 1998 is as follows:

                                        2000                1999                1998
                                          $                   $                  $
                                      -----------        -----------        -----------
Pro forma net loss                    (3,934,356)        (4,831,586)        (3,103,253)
                                      -----------        -----------        -----------
Pro forma basic loss per share             (0.13)             (0.18)             (0.12)

Pro forma diluted loss                     (0.13)             (0.18)             (0.12)

        The estimated fair value of options granted to non-employees of $201,900 (1999 - $186,600; 1998 - $119,230) has been credited to paid-in capital and shown as a charge to salaries in the Consolidated Statement of Loss.

        Plan activity for the years ended June 30, 2000, 1999 and 1998 was as follows:

                                                                 WEIGHTED
                                                                  AVERAGE
                                              NUMBER OF       EXERCISE PRICE
                                               SHARES             CDN. $
                                             ----------       --------------
Balance - outstanding at June 30, 1997       2,264,572             2.06

Granted                                        252,000             1.71
Cancelled                                     (297,500)            2.17
Exercised                                      (59,572)            1.30

Balance - outstanding at June 30, 1998       2,159,500             2.03

Granted                                      1,580,000             1.09
Cancelled                                     (175,000)            2.11
Exercised                                      (50,000)            1.05

Balance - outstanding at June 30, 1999       3,514,500             1.32

Granted                                        390,000             1.46
Cancelled                                     (300,000)            2.12
Exercised                                      (55,000)            1.02

Balance - outstanding at June 30, 2000       3,549,500             1.28

        At June 30, 2000 and 1999, 838,424 and 928,424 shares of common stock, respectively, were reserved for future grants of options.

        Of the 3,549,500 stock options outstanding at June 30, 2000, 2,105,000 stock options were issued to directors, employees or key advisors of the Company.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        Stock options exercisable at June 30, 2000 include the following:

                                                 WEIGHTED
                                                 AVERAGE              WEIGHTED
                              NUMBER OF       EXERCISE PRICE           AVERAGE
PRICE RANGE OF OPTIONS         SHARES             CDN. $            REMAINING LIFE
----------------------        ---------       --------------        --------------
Cdn. $0.70 to Cdn. $1.05      2,315,000           0.96                44 months
U.S. $1.00 to Cdn. $1.80        691,500           1.63                17 months
U.S. $1.25 to U.S. $1.75        443,000           2.08                 9 months
Cdn. $2.65 to U.S. $3.00        100,000           2.65                20 months
                              ---------
                              3,549,500
                              ---------

11      INCOME TAXES

        The income tax benefit is as follows:

                           2000           1999         1998
                             $              $            $
                           -----          -----      ---------
Current
 Federal                      --          4,186      2,109,237
 State                        --             --             --
                          ------          -----      ---------
Total tax benefit             --          4,186      2,109,237

        The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes, as shown:

                                                 2000              1999             1998
                                                   $                 $                $
                                               ----------       ----------       ----------
Tax benefit at the federal statutory rate       1,325,825        1,524,583        1,803,678
State tax                                         194,974          403,566          257,668
Change in valuation allowance                  (1,471,093)      (1,133,208)         162,463
Deferred tax asset recognized                     (77,700)        (754,800)              --
Other                                              27,994          (35,955)        (114,572)
                                               ----------       ----------       ----------
Tax benefit                                            --            4,186        2,109,237
                                               ----------       ----------       ----------

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        The components of the deferred tax asset and deferred tax liability at June 30, 2000 and 1999 are as follows:

                                                 2000              1999
                                                   $                 $
                                               ----------       ----------
Deferred tax asset
  Federal net operating loss carryforward       1,875,540          844,060
  State net operating loss carryforward           984,400          819,000
  Foreign mineral properties                    1,943,300        1,772,080
  Inventories                                     164,970               --
  Other                                            43,583           27,860
  Valuation allowance                          (4,179,293)      (2,708,200)
                                               ----------       ----------
Net deferred tax asset                            832,500          754,800
Deferred tax liability
  Mineral properties, plant and equipment        (832,500)        (754,800)
                                               ----------       ----------
                                                       --               --
                                               ----------       ----------

        At June 30, 2000, the Company had net operating loss carryforwards for Arizona income tax purposes of approximately $12.2 million (1999 - $9.1 million). These losses expire in the amount of $5.3 million on June 30, 2002, $2.3 million on June 30, 2003, $1.5 million on June 30, 2004 and $3.1 million on June 30, 2005.

        At June 30, 2000, the Company had net operating loss carryforward for federal income tax purposes of approximately $5.6 million (1999 - $2.5 million). These losses expire between June 30, 2019 and June 30, 2020.

12      EARNINGS (LOSS) PER SHARE

        Basic EPS excludes dilution and is computed by dividing net income
        (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of EPS for fiscal 2000, 1999 and 1998:

                                                             2000               1999                1998
                                                         ------------       ------------       ------------
Loss applicable to basic and diluted loss per share      $ (3,899,486)      $ (4,528,006)      $ (3,044,112)
Weighted average number of common shares
           assuming no dilution                            29,846,839         26,787,226         25,646,449
Weighted average common shares applicable to
           income per common share                         29,846,839         26,787,226         25,646,449
Weighted average number of common shares
           assuming full dilution                          29,846,839         26,787,226         25,646,449
Basic loss per common share                              $      (0.13)      $      (0.17)      $      (0.12)
Diluted loss per common share                            $      (0.13)      $      (0.17)      $      (0.12)

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        Stock options that are anti-dilutive have not been included in the computation of diluted loss per common share.

13      SEGMENTAL INFORMATION

        The Company has one operating sector, mica production and the exploration and development of mineral properties and geographical segments information is as follows:

                                 USA             OTHER        TOTAL
                                  $                $            $
                              ---------         ------      ---------
June 30, 2000
  Property and equipment      8,127,420         54,162      8,181,582
                              ---------         ------      ---------
June 30, 1999
  Property and equipment      5,076,969         16,639      5,093,608
                              ---------         ------      ---------

14      CONTINGENCIES AND COMMITMENTS

        EAGLE RIVER INTERNATIONAL LTD.

        LITIGATION

        On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company (see note 9(d)). It is the understanding of the Company and its Canadian legal counsel that the Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000. In management's opinion this claim is unfounded; although, the eventual outcome of the case is not yet determinable.

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

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

        EMPLOYMENT AGREEMENTS

        The Company has entered into agreements with four officers and three directors. The agreements provide that if there is a change in control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such acquisition of control, the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code. In addition, the officers will continue to be covered by all of the Company's medical, health, life, and dental plans for 24 months after such change of control. The directors shall receive a lump sum cash payment in the amount not to exceed $100,000.

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

        During the year ended June 30, 2000, the Company paid $490,200 (1999 - $403,500) in management fees to companies controlled by directors. This amount has been recorded as salaries expense.

        LEASE COMMITMENTS

        The Company is obligated under long-term operating leases for its office space in Vancouver, British Columbia and for mining equipment. The aggregate annual commitments under the leases are as follows:

                                        $
                                     -------
2001                                 201,210
2002                                 193,719
2003                                  93,502
2004                                  55,311
2005                                      --
                                     -------
                                     543,742
                                     -------

        Rental expense for the Company's office space, net of sublease income, for the years ended June 30, 2000, 1999 and 1998 was $78,697, $60,732 and $60,514, respectively.

15      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents and restricted cash approximated fair values as of June 30, 2000 and 1999 because of the relatively short maturity of these instruments.

AZCO MINING INC. (DELAWARE)
Notes to Consolidated Financial Statements
June 30, 2000, 1999 and 1998

16      FOURTH QUARTER CHARGES

        During the fourth quarter of fiscal 2000, the Company recorded a compensation expense of $201,900 relating to the accounting for stock options granted to non-employees under SFAS No. 123 in the third quarter of fiscal 2000. In addition, the Company wrote down inventory by $424,287 to its expected recoverable value, which was charged to production start-up costs.

17      NEW PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently assessing the impact of this statement for fiscal years beginning after June 15, 2000.

AZCO MINING INC. (DELAWARE)
Schedule II - Valuation and Qualifying Accounts
For the years ended June 30, 2000, 1999 and 1998

COL. A                               COL. B        COL. C          COL. D        COL. E

                                   BALANCE AT                                   BALANCE AT
                                   BEGINNING                                     END OF
DESCRIPTIONS                        OF YEAR       ADDITIONS       DEDUCTIONS      YEAR
                                       $              $               $             $
                                   ----------     ---------       ----------    ----------
Valuation allowance for
   deferred tax asset(1)
      June 30, 2000                2,708,200      1,548,793         77,700      4,179,293
      June 30, 1999                1,574,992      1,888,008        754,800      2,708,200
      June 30, 1998                1,737,455             --        162,463      1,574,992

(1) For further information, refer to note 11, Income Taxes, in the Notes to the Consolidated Financial Statements included in Form 10-K.