Form 10-Q
period 2000-09-30
AZCO MINING INC
filed 2000-11-14
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             7239 N. El Mirage Road
                             Glendale, Arizona 85307
                                 (623) 935-0774

          The former address and phone number of AZCO Mining Inc. was:
                       2068 Main St., Suite C, PO Box 1895
                           Ferndale, Washington 98248
                                 (360) 380-4467

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

                                AZCO MINING INC.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,892,121 shares of the Company's Common Stock were outstanding as of November 10, 2000.


Statements contained this quarterly report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the estimated results.



                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                                                                           PAGE
         Consolidated Balance Sheets                                       3

         Consolidated Statements of Operations                             4

         Consolidated Statements of Cash Flows                             5

         Consolidated Statement of Stockholders' Equity                    6

         Notes to Interim Consolidated
           Financial Statements                                            7 - 9


AZCO MINING INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                           SEPT., 30        JUNE, 30
                                                             2000            2000
                                                         ------------    ------------
ASSETS

Current assets:
   Cash                                                  $  2,754,974    $  4,324,886
   Prepaids and other assets                                   97,402         124,077
   Inventories (note 5)                                     1,052,096       1,000,778
                                                         ------------    ------------
        Total current assets                                3,904,472       5,449,741
                                                         ------------    ------------
Property and equipment:
  Mineral properties, plant and equipment (note 2)          8,567,932       7,933,857
  Capital assets                                              231,803         247,725
                                                         ------------    ------------
                                                            8,799,735       8,181,582
                                                         ------------    ------------

Investments and advances                                       50,588          50,588
Restricted cash                                               190,400         190,400
                                                         ------------    ------------
                                                         $ 12,945,195    $ 13,872,311
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued liabilities               $    534,055    $    566,028
                                                         ------------    ------------
     Total current liabilities                                534,055         566,028
                                                         ------------    ------------

Commitments and contingencies

Stockholders' equity
100,000,000 authorized common shares with a par                59,784          59,774
vale of $0.002 per share
Issued and outstanding 29,892,121
(June - 29,887,121) common shares
  Additional paid-in capital                               28,539,877      28,537,487
  Deficit                                                 (16,188,521)    (15,290,978)
                                                         ------------    ------------
                                                           12,411,140      13,306,283
                                                         ------------    ------------
        Total liabilities and stockholders' equity       $ 12,945,195    $ 13,872,311
                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  2000                  1999
                                               ----------            ----------
EXPENSES:

    Salaries                                   $  175,221            $  189,154
    General and administrative                    192,724               324,904
    Exploration & development                     116,995               134,538
    Write-down of inventory                       461,915                     0
    Reclamation expense                               278                     0
    Amortization and depreciation                  15,922                 3,694
                                               ----------            ----------
                                                  963,055               652,290
                                               ----------            ----------

INCOME:
    Interest income                            $   65,512             $ 139,629
    Other income                                        0               227,500
                                               ----------            ----------
                                                   65,512               367,129
                                               ----------            ----------


NET (LOSS)                                     $ (897,543)           $ (285,161)
                                               ==========            ==========


BASIC LOSS PER COMMON SHARE                    $    (0.03)           $    (0.01)
                                               ==========            ==========

DILUTED LOSS PER COMMON SHARE                  $    (0.03)           $    (0.01)
                                               ==========            ==========


WEIGHTED AVERAGE COMMON SHARES                 29,891,251            29,832,121
                                               ==========            ==========


The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      --------------------------
                                                          2000          1999
                                                      -----------    -----------
Cash flows from operating activities:
     Net loss                                         $  (897,543)   $ (285,161)
     Adjustments to reconcile net loss to net cash
     used in operations:
           Depreciation and amortization                   15,922         3,695
           Gain on sale of Mali assets                          0      (227,500)
           Write down of inventory                        461,915             0
     Changes in assets and liabilities, net:
           Prepaid and other assets                        26,675      (129,983)
           Inventories                                   (513,233)
           Accounts payable and accrued liabilities       (31,973)      (96,684)
                                                      -----------   -----------
Net cash used for operating activities                   (938,237)     (735,633)
                                                      -----------   -----------

Cash flows from investing activities:
     Purchases of furniture and equipment                       0        (8,191)
     Purchase of mine property, plant and equipment      (634,075)   (1,229,500)
     Proceeds from sale of Mali assets                          0       227,500
     Investments and advances                                   0      (250,000)
                                                      -----------   -----------
Net cash used for investing activities                   (634,075)   (1,260,191)
                                                      -----------   -----------

Cash flows from financing activity:
      Proceeds of exercise of options                       2,400             0
                                                      -----------   -----------
Net cash used for financing activity:                       2,400             0
                                                      -----------   -----------

Net decrease in cash and cash equivalents              (1,569,912)   (1,995,824)

Cash and cash equivalents at beginning of period        4,324,886    12,106,173
                                                      -----------   -----------
Cash and cash equivalents at end of period            $ 2,754,974   $10,110,349
                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)


                                   Common Stock        Additional
                               --------------------      Paid-In
                                 Shares      Amount      Capital       Deficit
                               ----------   -------    -----------   ------------
Balance June 30, 2000          29,887,121   $59,774    $28,537,487   $(15,290,978)

Stock options exercised             5,000        10          2,390              0

Net Loss                                0         0              0       (897,543)
                               ----------   -------    -----------   ------------
Balance September 30, 2000     29,892,121   $59,784    $28,539,877   $(16,188,521)
                               ==========   =======    ===========   ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management the accompanying interim financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company and its consolidated subsidiaries for the interim period. Users of financial information produced for interim periods are encouraged to refer to the financial statements footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

Azco Mining Inc. ("AZCO" or the "Company") is a U.S. mining company with a general business strategy to acquire and develop mineral properties amenable to low cost production. The Company is currently focused on producing high quality muscovite mica from its 100% owned Black Canyon Mica project located in Arizona. The Company also has a 30% interest in a joint venture with Phelps Dodge Corporation to develop the Piedras Verdes copper project located in Sonora, Mexico. The Company's strategy on large exploration projects is to establish partnerships with major companies to reduce financial risk.

NOTE 2.  BLACK CANYON MICA PROJECT (ARIZONA)

During the quarter ended September 30, 2000 the crushing circuit located at the mica mine near Black Canyon City became fully operational. Once the ore is crushed it is currently being trucked to the Company's processing facility in Glendale, Arizona. Limited production is underway as are ongoing enhancements to both the processing facility and the concentration circuit. Plans to relocate the concentration circuit to the mine site have been postponed for the immediate future due to operational enhancements currently under way and product marketing delays.

Detail of mica project mineral properties, plant and equipment is as follows:


                                                        SEPT. 30,      JUNE 30,
                                                          2000           2000

Acquisition of mineral properties                      $2,219,996    $2,219,996
Mining and processing plant and equipment               5,357,349     4,714,375
Development costs                                       1,064,772     1,064,772
Accumulated amortization                                  (74,185)      (65,286)
                                                       ----------    ----------
Total                                                  $8,567,932    $7,933,857

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

During the quarter ended September 30, 2000 the Company expensed $461,915 as an inventory write down representing mica project operating costs incurred in excess of the value of mica produced during the quarter.


NOTE 3.  PIEDRAS VERDES PROJECT (MEXICO)

The Company owns a 30% interest in Cobre del Mayo, S.A. de C.V. ("Cobra del Mayo"), a Mexican corporation which leases the Piedras Verdes property. The remaining 70% interest is owned by Minera Phelps Dodge Mexico S. de R.L. de C.V. ("MPDM"), a subsidiary of Phelps Dodge Corporation. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico.


NOTE 4.  MALI PROJECT (NORTHWESTERN AFRICA)

The Company is currently in a joint venture with Randgold Resources Limited ("Randgold") whereby Randgold has the right to earn up to 75% of the Company's interest in West Africa Gold and Exploration S.A. ("WAG"). To earn this interest Randgold has agreed, over a 36-month period commencing August 5, 1998, to conduct exploration on the WAG property concessions at a minimum cost of $2 million, to determine if there is a viable economic gold resource, as defined in the joint venture agreement, of at least one million ounces of gold. If this requirement is satisfied, Randgold must prepare a bankable feasibility study with respect to such resource for WAG within 12 months in order to earn its interest therein.


NOTE 5.  INVENTORIES


                                   SEPT. 30,          JUNE 30,
                                     2000               2000

Broken ore                         $  822,856       $  839,146
Work-in-progress                      185,240          123,033
Finished goods                         44,000           38,599
                                   ----------       ----------
Total                              $1,052,096       $1,000,778

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 6.  TERMINATION OF MANAGEMENT AGREEMENTS

Subsequent to the quarter end the Company on October 4, 2000 notified Mr. Alan Lindsay and Mr. Anthony Harvey of its intention to terminate their management contracts with the Company. Mr. Lindsay and Mr. Harvey have notified the Company that they believe they are entitled to the immediate payment of termination fees in aggregate of $595,350. The Company is reviewing its obligation under these agreements. If it is determined, by the Company, that fees of any amount are indeed payable, it is the contention of the Company that the fees would be payable by February 1, 2001.


NOTE 7. OUTSTANDING OPTIONS

At September 30, 2000 3,544,500 options to purchase shares of the Company's common stock were outstanding under the Company's Stock Option Plan. These options are exercisable between $0.48 and $3.00 per common share at varying dates through 2004.

AZCO MINING INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements by or on behalf of the
Company: (1) unfavorable weather conditions in particular high water levels in the Agua Fria river could temporarily limit access to the mica mine; (2) changes in the demand for the Company's mica or the lack of acceptance of the Company's mica; (3) changes in environmental laws; (4) problems regarding availability of materials and equipment; (5) failure of the mica project equipment to process or operate in accordance with specifications or expectations and prevent the project from producing at commercially viable levels.

GENERAL

The Company was formed in 1988. In December 1995 the Company sold its Sanchez copper project and a 70% interest in its Mexican copper project, the Piedras Verdes, to Phelps Dodge Corporation for $40 million. All material revenues since the sale have been a result of interest earned on the proceeds of the sale of these assets to Phelps Dodge Corporation.

On October 25, 2000 Mr. Alan Lindsay and Mr. Anthony Harvey retired as executive officers of the Company. Lawrence Olson, a director of the Company, succeeds Alan Lindsay as Chairman, Chief Executive Officer and President. Ryan Modesto, Vice President Finance of the Company, succeeds Anthony Harvey as Corporate Secretary.

The Company is currently focused on the start up of its recently constructed operating facilities to produce high quality muscovite mica from its 100% owned Black Canyon Mica project located in Arizona.

The Company, with its 30% interest, has established a strategic partnership with Phelps Dodge Corporation on the Piedras Verdes copper project located in Sonora, Mexico.

Mica marketing efforts continue in the cosmetic industry but lead-time required in product testing has been longer than anticipated. Testing of the Company's mica in the formulation of plastic compounds has been encouraging and the Company is in discussions with various plastic producers regarding supply contracts.

AZCO MINING INC.


Effective October 27, 2000 the Company's corporate office in Ferndale, Washington and its executive office in Vancouver, British Columbia were relocated to the Company's processing facility in Glendale, Arizona.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

The net loss for the three months ended September 30, 2000 was $897,543 compared to a net loss of $285,161 for the three months ended September 30, 1999. The increased net loss is the result of $461,915 write down of mica inventory values in the period ended September 30, 2000, and the one time gain of $227,500 from the sale of exploration camp assets in Mali during the period ended September 30, 1999.

General and administrative expense was $192,724 for the three months ended September 30, 2000 compared to $324,904 for the three months ended September 30, 1999. The decrease in general and administrative expense is in large part due to reduced activities in investor relations.

FINANCIAL CONDITION

As of September 30, 2000 the Company had cash of $2,754,974.

The Company believes that for the current fiscal year ended June 30, 2001 and into fiscal 2002 it is possible that additional financing will be required to fund the capital requirements of the Company.

Currently it is estimated that the Company could require, over the next 12 months, up to an additional $2.2 million in funding before the mica project is advanced to a point were it is commercially viable. Estimated capital requirements of the Company, prior to the mica project achieving commercial production, are as follows: mica project operating losses $0.4 million, mica project capital additions $1.9 million, corporate costs $1.2 million and ongoing exploration and development projects $1.4 million.

The Company is obligated under the Cobre del Mayo shareholder agreement to provide 30% of funding on Piedras Verde project. The previous paragraph incorporates $244,000 of projected cash requirements for the Piedras Verdes project over the next year. Cash requirements could be more if the decision is made to advance the project to final feasibility.

AZCO MINING INC.


In conjunction with the departure of Mr. Alan Lindsay and Mr. Anthony Harvey on October 25, 2000, the Company has the obligation to pay termination fees under the terms of the management agreements the Company has contracted with the management companies of Mr. Lindsay and Mr. Harvey. Mr. Lindsay and Mr. Harvey have notified the Company that they believe they are entitled to the immediate payment of termination fees in aggregate of $595,350. The Company is reviewing its obligation under these agreements. If it is determined, by the Company, that fees of any amount are indeed payable, it is the contention of the Company that the fees would be payable by February 1, 2001.

The Company is currently evaluating various institutional and private financing opportunities. In the event that financing is not available or that the terms are undesirable, joint venture alternatives will be explored. It is feasible that financing or joint venture opportunities may not be available on terms that would be acceptable to the Company. If this is the case, it is possible that the mica project could be delayed or terminated.


ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.


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


Date:  November 13, 2000                    BY:      /s/ Lawrence G. Olson
       ------------------                            ----------------------
                                                     Lawrence G. Olson
                                                     CEO, President and Chairman


Date:  November 13, 2000                    BY:      /s/ Ryan A. Modesto
       ------------------                            --------------------
                                                     Ryan A. Modesto
                                                     Vice President Finance,
                                                     Corporate Secretary