Form 10-Q
period 2000-12-31
AZCO MINING INC
filed 2001-02-14
CIK 851726

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                  YES X NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,042,121 shares of the Company's Common Stock were outstanding as of February 12, 2001.

                                AZCO MINING INC.




                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----
         Consolidated Balance Sheets                                    3

         Consolidated Statements of Operations                          4

         Consolidated Statements of Cash Flows                          5

         Consolidated Statement of Stockholders' Equity                 6

         Notes to Interim Consolidated
           Financial Statements                                       7  - 10

AZCO MINING INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
                                                              DECEMBER 31,        JUNE 30,
                                                                  2000              2000
                                                              ------------      ------------
CURRENT ASSETS:
Cash and cash equivalents                                     $  1,245,780      $  4,324,886
Prepaids and other                                                  74,497           124,077
Inventories (note 5)                                             1,070,247         1,000,778
                                                              ------------      ------------
    Total current assets                                         2,390,524         5,449,741
                                                              ------------      ------------
PROPERTY AND EQUIPMENT:
Mineral properties, plant & equipment (note 2)                   9,278,384         7,933,857
Capital assets                                                     215,961           247,725
                                                              ------------      ------------
                                                                 9,494,345         8,181,582
                                                              ------------      ------------

Investments and advances                                            50,588            50,588
Restricted cash                                                    190,400           190,400
                                                              ------------      ------------
    Total assets                                              $ 12,125,857      $ 13,872,311
                                                              ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued liabilities                      $    507,990      $    566,028
                                                              ------------      ------------
  Total current liabilities                                   $    507,990      $    566,028
                                                              ------------      ------------


Stockholders' equity
Common stock: $.002 par value, 100,000,000 shares                   59,784            59,774
authorized:
29,892,121 shares outstanding as of December 31, 2000 and
29,887,121 as of June 30, 2000

  Additional paid-in capital                                    28,539,877        28,537,487
  Deficit                                                      (16,981,794)      (15,290,978)
                                                              ------------      ------------
                                                                11,617,867        13,306,283
                                                              ------------      ------------
    Total liabilities and stockholders' equity                $ 12,125,857      $ 13,872,311
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)

                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            DECEMBER 31,                        DECEMBER 31,
                                   ------------------------------      ------------------------------
                                       2000              1999              2000              1999
EXPENSES:
  Salaries                              143,975           234,593           319,196           423,746
  General and administrative            177,311           192,588           370,035           517,492
  Exploration & development              77,497           159,128           194,492           293,666
  Write-down of inventory               417,729                 0           879,644                 0
  Amortization & depreciation            15,842             3,568            31,764             7,263
  Reclamation expense                        93                 0               371                 0
                                   ------------      ------------      ------------      ------------

                                        832,447           589,877         1,795,502         1,242,167
                                   ------------      ------------      ------------      ------------
INCOME:
   Interest income                 $     39,174      $    121,743      $    104,686      $    261,371
   Other income                               0            50,000                 0           277,500
                                   ------------      ------------      ------------      ------------
                                         39,174           171,743           104,686           538,871
                                   ------------      ------------      ------------      ------------

NET LOSS                           $   (793,273)     $   (418,134)     $ (1,690,816)     $   (703,296)
                                   ============      ============      ============      ============

Basic loss per common share        $      (0.03)     $      (0.01)     $      (0.06)     $      (0.02)
                                   ============      ============      ============      ============

Diluted loss per common share      $      (0.03)     $      (0.01)     $      (0.06)     $      (0.02)
                                   ============      ============      ============      ============


WEIGHTED AVERAGE COMMON SHARES       29,892,121        29,834,404        29,891,659        29,833,262
                                   ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH
FLOWS (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                   ------------------------------
                                                       2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(1,690,816)     $   (703,296)
   Adjustments to reconcile net loss to net
   used in operations:
      Depreciation and amortization                     31,764             7,263
      Gain on sale of Mali assets                         --            (277,500)
      Write down of inventory                          879,644              --
   Changes in assets and liabilities, net:
      Prepaid and other assets                          49,580          (103,649)
      Inventories                                     (949,113)             --
      Accounts payable and accrued liabilities         (58,038)         (249,184)
                                                   -----------      ------------
Net cash used for operating activities              (1,736,979)       (1,326,366)
                                                   -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of capital assets                            --              (8,191)
   Purchase of mine property, plant
     and equip.                                     (1,344,527)       (3,316,353)
   Proceeds from sale of Mali assets                      --             277,500
   Investments and advances                               --            (250,000)
                                                   -----------      ------------
Net cash used for investing activities              (1,344,527)       (3,297,044)
                                                   -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITY:
   Proceeds from exercise of options                     2,400            10,896
                                                   -----------      ------------
Net cash used for financing activity:                    2,400            10,896
                                                   -----------      ------------
Net decrease in cash and cash equivalents           (3,079,106)       (4,612,514)

Cash and cash equivalents at beginning of            4,324,886        12,106,173
                                                   -----------      ------------
Cash and cash equivalents at end of period         $ 1,245,780      $  7,493,659
                                                   ===========      ============

The accompanying notes are an integral part of these financial statements

AZCO MINING INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

                                         COMMON             ADDITIONAL
                                         STOCK               PAID-IN
                                                             CAPITAL
                                 Shares        Amount                        DEFICIT
Balance June 30, 2000          29,887,121      $59,774     $28,537,487     $(15,290,978)

Exercise of options                 5,000           10           2,390

Net loss                                                                     (1,690,816)
                               ----------      -------     -----------     ------------
Balance December 31, 2000      29,892,121      $59,784     $28,539,877     $(16,981,794)
                               ==========      =======     ===========     ============

The accompanying notes are an integral part of these financial statements

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND GOING CONCERN

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

Azco Mining Inc. ("Azco" or the "Company") is a U.S. mining company with a general business strategy to acquire and develop mineral properties amenable to low cost production. The Company is currently focused on producing high quality muscovite mica from its 100% owned Black Canyon mica project located in Arizona. The Company also has a 30% interest in a corporate joint venture with Phelps Dodge Corporation to develop the Piedras Verdes copper project located in Sonora, Mexico.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company requires additional funds to continue operations; to develop the Mica project and to explore its mineral properties. Management is actively seeking additional financing and joint venture agreements, however there is no assurance they will be able to do so on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.

In addition, if the Mica project does not achieve commercial production levels or if the Company is unable to successfully market the mica product during the next 12 months, the Company will need additional financing to meet its operating expenses.

NOTE 2. BLACK CANYON MICA PROJECT (ARIZONA)

During the quarter ended December 31, 2000 the Company suspended production at its Glendale, Arizona mica processing facility in order to begin its planned relocation of the mica ore concentration circuit from the Glendale facility to the Black Canyon mine site. Completion of the relocation and enhancement of the concentration circuit will require funds in excess of the Company's current available resources.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Detail of mica project mineral properties, plant and equipment is as follows:

                                                    DEC. 31,         JUNE 30,
                                                     2000              2000
                                                  -----------       ----------
Acquisition of mineral properties                  $2,219,996       $2,219,996
Mining and processing plant and equipment           6,030,585        4,714,375
Development costs                                   1,104,966        1,064,772
Accumulated amortization                             (77,163)         (65,286)
                                                  -----------       ----------
Total                                              $9,278,384       $7,933,857

During the three-month and the six-month periods ended December 31, 2000 the Company expensed $417,720 and $879,644, respectively, as inventory write downs representing mica project operating costs incurred in excess of the value of mica produced during the quarter.


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

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 5. INVENTORIES

                        DEC., 31          JUNE, 30
                         2000               2000
Broken ore            $  814,107       $  839,146
Work-in-process          187,540          123,033
Finished goods            68,600           38,599
                      ----------       ----------
Total                 $1,070,247       $1,000,778


NOTE 6. CONTINGENCIES AND CONTRACTS

TERMINATION OF MANAGEMENT AGREEMENTS

In October 2000, the Company notified Mr. Alan Lindsay and Mr. Anthony Harvey of its intention to not renew the contracts with each of their personal management companies pursuant to which Mr. Lindsay was employed by the Company as Chief Executive Officer and President and Mr. Harvey was employed by the Company as Executive Vice President and Secretary. These contracts were scheduled to expire in February 2001. Mr. Lindsay was relieved of his duties as an officer of the Company on October 25, 2000 and resigned as a director of the Company on November 27, 2000. Mr. Harvey was relieved of his duties as an officer of the Company on October 25, 2000, but remains a director of the Company and its wholly owned subsidiary, Azco Mica, Inc. Messrs. Lindsay and Harvey have demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. The Company has disputed its obligation to pay these amounts and, in December 2000, filed a declaratory judgment action in United States District Court for the district of Arizona to determine its duties in this regard. No accrual has been made for the termination fees because the Company does not believe it is probable that the fees will have to be paid.

LITIGATION

On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recuperate assets from the Company. It is the understanding of the Company and its Canadian legal counsel that the Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $3.400,000. In management's opinion this claim is unfounded; although, the eventual outcome of the case is not yet determinable.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 7. OUTSTANDING OPTIONS

At December 31, 2000 3,134,500 options to purchase shares of the Company's common stock were outstanding under the Company's Stock Option Plan. These options are exercisable between $0.48 and $3.00 per common share at varying dates through 2004. On termination of the management agreements with Messrs. Lindsay and Harvey, Messrs. Lindsay and Harvey held 1,000,000 unexercised stock options. If the Company is successful in its dispute Messrs. Lindsay and Harvey would lose their right to force the Company to cash out their options.

NOTE 8. NEW PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement has no impact on the Comp[any since the Company holds no derivative instruments and does not participate in hedging activities.

NOTE 9. SEGMENTAL INFORMATION

The Company has one operating sector, mica production and the exploration and development of mineral properties. Geographical segment information is as follows:

                                      USA         OTHER          TOTAL
                                        $            $               $
DECEMBER 31, 2000
   PROPERTY AND EQUIPMENT       9,494,345            0       9,494,345
                          ------------------------------------------------------
JUNE 30, 2000
   PROPERTY AND EQUIPMENT       8,127,420       54,162       8,181,582
                          ------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements by or on behalf of the Company: (1) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site; (2) the lack of commercial acceptance of the Company's mica product; (3) changes in environmental laws; (4) problems regarding availability of materials and equipment; (5) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output; and (6) the Company's lack of necessary financial resources to complete development of the mica product, complete relocation of the mica processing equipment to the Black Canyon mica mine site, successfully market the Company's mica product and fund the Company's other capital commitments.

GENERAL

The Company was formed in 1988. In December 1995 the Company sold its Sanchez copper project and a 70% interest in its Mexican copper project, the Piedras Verdes, to Phelps Dodge Corporation for $40 million. All material revenues since the sale have been a result of interest earned on the proceeds of the sale of these assets.

In October 2000, Alan Lindsay and Anthony Harvey were relieved of their duties as executive officers of the Company. Lawrence Olson, a director of the Company, succeeded Alan Lindsay as Chairman, Chief Executive Officer and President. Ryan Modesto, Vice President Finance of the Company, succeeded Anthony Harvey as Corporate Secretary.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999.

The net loss for the three months ended December 31, 2000 was $793,273 compared to a net loss of $418,192 for the three months ended December 31, 1999. The increased net loss is the result of a $417,729 write down of mica inventory values in the period ended December 31, 2000.

Salaries expense was $143,975 for the three months ended December 31, 2000 compared to $234,593 for the three months ended December 31, 1999. The decrease in salaries expense is due to the closure of the Vancouver office, and the non-renewal of the contracts with the personal management companies of Messrs. Lindsay and Harvey.

Exploration and development expense was $77,497 for the three months ended December 31, 2000 compared to $159,128 for the three months ended December 31, 1999. The decrease is due to the Company's decreased exploration efforts in general.

Income for the three months ended December 31, 2000 was $39,174 compared to $171,743 for the three months ended December 31, 1999. The decrease in income for the current period is due to reduced interest income and the non-recurring gain of $50,000 on the sale of Mali exploration camp assets in the period ended December 30, 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999.

The net loss for the six months ended December 31, 2000 was $1,690,816 compared to a net loss of $703,296 for the six months ended December 31, 1999. The increased net loss is primarily the result of a $879,644 write down of mica inventory values for the six month period ended December 31, 2000.

Salaries expense was $319,196 for the six months ended December 31, 2000 compared to $423,746 for the six months ended December 31, 1999. The decrease in salaries expense is due to the closure of the Vancouver office and, and the non-renewal of the contracts with the personal management companies of Messrs. Lindsay and Harvey.

General and administrative expense was $370,035 for the six months ended December 31, 2000 compared to $517,492 for the six months ended December 31, 1999. The decrease is due to the Company's decreased corporate and investor relations activity.

Exploration and development expense was $194,492 for the six months ended December 31, 2000 compared to $293,666 for the six months ended December 31, 1999. The decrease is due to the Company's decreased exploration efforts in general.

Income for the six months ended December 31, 2000 was $104,686 compared to $538,871 for the six months ended December 31, 1999. The decrease in income for the current period is due to reduced interest income and the non recurring gain of $277,500 on the sale of Mali exploration camp assets in the period ended December 31, 1999.


FINANCIAL CONDITION

As of December 31, 2000 the Company had cash of $1,245,780.

The Company believes that for the current fiscal year ended June 30, 2001 and through the first quarter of fiscal 2002 additional financing will be required to fund the operating and capital requirements of the Company. In particular, the Company anticipates the need for at least $1.6 million of additional financing during the next 12 months, in order to fund the following expected uses of proceeds:

       Mica project operating costs                           $  500,000
       Mica project capital expenditures                         800,000
       Corporate overhead and other operating expenses         1,000,000
       Exploration and development                               500,000

If the mica project does not achieve commercial production levels or if the Company is unable to successfully market the mica product during the next 12 months, the Company will need additional funding to meet its operating expenses.

Under the Cobre del Mayo shareholders agreement, The Company is obligated to fund 30% of the development expenses incurred in connection with the Piedras Verde project. The type, amount and timing of development are determined at the sole discretion of Phelps Dodge. During the three months and six months ended December 31, 2000 the Company's share of these development costs was $21,300 and $40,500, respectively. The Company expects that its share of the required development costs during the next 12 months will be approximately $250,000, which amount is included in the Company's expected uses of funds, above. The required amount could be more, perhaps substantially more, if Minera Phelps Dodge accelerates the rate of development. If the Company cannot fund its share of these development expenses, its interest in Cobre del Mayo will be diluted under the terms of the shareholders agreement.

In conjunction with the departure of Alan Lindsay and Anthony Harvey on October 25, 2000, the Company may be obliged to pay termination fees under the terms of the management agreements between the Company and the personal management companies pursuant to which the Company employed each of Messrs. Lindsay and Harvey. Messrs. Lindsay and Harvey had demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. The Company has disputed its obligation to pay these amounts and, in December, 2000, filed a declaratory judgement action in the United States District Court for the District of Arizona to determine its duties in this regard. This litigation is pending.

The Company is currently exploring various financing and joint venture alternatives to fund the Company's operations and capital requirements for the next 12 months. The Company does not presently have any commitments to provide such necessary additional financing and there is no assurance that it will be successful in obtaining such financing on terms acceptable to the Company or at all. If the Company cannot obtain such financing in the amounts required, the Company (i) may be unable to fund its required development expense of the Piedras Verdes project, resulting in substantial dilution of its interest, (ii) may be forced to delay or terminate the development and marketing of its mica product, thereby hindering or eliminating the Company's expected primary source of future revenue, (iii) may be required to eliminate substantially all business activities to conserve cash or (iv) may seek protection under the U.S. bankruptcy laws.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  None.


PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On December 8, 2000, the Company filed a declaratory judgment action in the United States District Court for the District of Arizona, Docket No. CIV 00-2334 PHX SRB, against each of Anthony R. Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay & Associates, Ltd. The action seeks a declaratory judgment regarding the Company's obligations to pay termination fees under the management agreements between the Company and each of ARH Management, Ltd. and Alan Lindsay & Associates, Ltd., as a result of the non-renewal by the Company of such agreements. The Company employed Mr. Lindsay as Chief Executive Officer and President of the Company pursuant to the management agreement between the Company and Alan Lindsay & Associates, Ltd. The Company employed Mr. Harvey as Executive Vice President and Secretary pursuant to the management agreement between the Company and ARH Management, Ltd. Upon the non-renewal, Messrs. Lindsay and Harvey each demanded payment of a termination fee equal to $297,675 pursuant to the terms of the management agreements. The Company asserted in the complaint that these termination fee provisions are unfair and unbalanced, if not unconscionable, and should not have been included in the agreements, and would not have been so included had Messrs. Lindsay and Harvey caused the Company to obtain independent legal counsel to advise the Company with regard to the provisions of the management agreements. The Company further asserted that the inclusion of the termination fee provisions was a breach by Messrs. Lindsay and Harvey of their fiduciary duties to the Company as directors and executive officers and constituted misconduct. Mr. Lindsay has been relieved of his duties from each of his executive positions with the Company, and has resigned as a director and Chairman of the Board. Mr. Harvey has been relieved from each of his executive positions with the Company and remains a director of the Company and its wholly-owned subsidiary, Azco Mica, Inc. On January 8, 2001, the named defendants filed an answer and counterclaim seeking damages for breach of contract, violation of Arizona Revised Statutes Section 23-353 for failing to pay wages and compensation due and unjust enrichment. The litigation is pending.



       ITEMS 2-4: NOT Applicable

ITEM 5:  OTHER INFORMATION

                  None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
                                    None.

    (b)  Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000:

       Date                                   Item Reported
       ----                                   -------------

December 12, 2000            Item 9: Resignation of Alan P. Lindsay as Director.
December 22, 2000            Item 9: Resignation of Ian M. Gray as Director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:  February 13, 2000                    BY:  /s/ Lawrence G. Olson
                                                     Lawrence G. Olson
                                                     CEO, President and Chairman


Date:  February 13, 2000                    BY:  /s/ Ryan A. Modesto
                                                     Ryan A. Modesto
                                                     Vice President Finance,
                                                     Corporate Secretary