Form 10-Q
period 2001-03-31
AZCO MINING INC
filed 2001-05-15
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......................................... to .........................................

Commission file number 0-20430

                     AZCO MINING INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1094315

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7239 N. El Mirage Road
            Glendale, Arizona 85307
(Address of principal executive offices)
(Zip Code)

                              (623) 935-0774
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      The Company had 30,050,621 shares of Common Stock outstanding as of May 10, 2001.

AZCO MINING INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AZCO MINING INC.
CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

ASSETS

	March 31, 2001	June 30, 2000
	(unaudited)	(audited)

Current assets:

Cash and cash equivalents	$838,819	$4,324,886

Prepaids and other	188,105	124,077

Inventories (note 5)	1,061,447	1,000,778

Total current assets	2,088,371	5,449,741

Property and equipment:

Mineral properties, plant and equipment (note 2)	10,019,417	7,933,857

Capital assets	200,120	247,725

	10,219,537	8,181,582

Investments and advances	50,588	50,588

Restricted cash	190,400	190,400

Total Assets	$12,548,896	$13,872,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$512,886	$566,028

Short-term note payable (note 6)	800,000	—

Total current liabilities	$1,312,886	$566,028

Stockholders’ equity	60,101	59,774

Common stock: $.002 par value, 100,000,000 shares authorized:

30,050,621 shares outstanding as of March 31, 2001 and 29,887,121 as of June 30, 2000

Additional paid-in capital	28,753,656	28,537,487

Deficit	(17,577,747)	(15,290,978)

	11,236,010	13,306,283

Total liabilities and stockholders’ equity	$12,548,896	$13,872,311

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(expressed in U.S. dollars)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Expenses:

Cost of sales	$8,800	$—	$8,800	$—

Salaries	56,739	211,077	375,934	634,823

General and administrative	130,214	309,354	500,249	826,846

Exploration and development	166,134	165,696	360,626	459,362

Write-down of inventory	252,888	—	1,132,532	—

Write-off of Calgem loan	—	250,000	—	250,000

Write-off of mica project start-up	—	947,511	—	947,511

Amortization and depreciation	15,841	38,971	47,605	46,234

Reclamation expense	—	—	371	—

	$630,616	$1,922,609	$2,426,117	$3,164,776

Income:

Sales of mica	$17,600	$—	$17,600	$—

Interest income	16,083	100,737	120,768	362,108

Other income	980	—	980	277,500

	34,663	100,737	139,348	639,608

Net loss	$(595,953)	$(1,821,872)	$(2,286,769)	$(2,525,168)

Basic loss per common share	$(0.02)	$(0.06)	$(0.08)	$(0.08)

Diluted loss per common share	$(0.02)	$(0.06)	$(0.08)	$(0.08)

Weighted average common shares	30,021,277	29,847,681	29,934,234	29,838,034

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH
FLOWS (Unaudited)

(expressed in U.S. dollars)

	Nine Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(2,286,769)	$(2,525,168)

Adjustments to reconcile net loss to net cash

used in operations:

Depreciation and amortization	59,482	46,234

Gain on sale of Mali assets	—	(277,500)

Gain on sale of furniture and equipment	(980)

Write-off of Calgem loan	—	250,000

Write-down of inventory	1,132,532	—

Changes in assets and liabilities, net:

Prepaid and other assets	55,577	(68,696)

Inventories	(1,193,201)	—

Accounts payable and accrued liabilities	(53,142)	(249,473)

Net cash used for operating activities	(2,286,501)	(2,824,603)

Cash flows from investing activities:

Purchases of capital assets	—	(146,452)

Purchase of mine property, plant and equipment	(2,097,437)	(3,261,882)

Proceeds from sale of Mali assets	—	277,500

Proceeds from sale of furniture and equipment	980	—

Investments and advances	—	(250,000)

Net cash used for investing activities	(2,096,457)	(3,380,834)

Cash flows from financing activities:

Proceeds from loan	800,000	—

Proceeds from exercise of options	96,891	23,218

Net cash provided by financing activities:	896,891	23,218

Net decrease in cash and cash equivalents	(3,486,067)	(6,182,219)

Cash and cash equivalents at beginning of period	4,324,886	12,106,173

Cash and cash equivalents at end of period	$838,819	$5,923,954

The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (Unaudited) (expressed in U.S. dollars)

	Common Stock		Additional
			Paid-In
	Shares	Amount	Capital	Deficit

Balance June 30, 2000	29,887,121	$59,774	$28,537,487	$(15,290,978)

Exercise of options	163,500	327	96,564	—

Warrants (note 6)	—	—	119,605	—

Net loss	—	—	—	(2,286,769)

Balance March 31, 2001	30,050,621	$60,101	$28,753,656	$(17,577,747)

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

Azco Mining Inc. (“Azco” or the “Company”) is a U.S. mining company with a general business strategy to acquire and develop mineral properties amenable to low cost production. The Company is currently focused on producing high quality muscovite mica from its 100% owned Black Canyon mica project located in Arizona, which is in the start-up, product testing and marketing phase. The Company also has a 30% interest in a corporate joint venture with Phelps Dodge Corporation to develop the Piedras Verdes copper project located in Sonora, Mexico.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company requires additional funds to continue operations, including development of the Mica project and exploration of its mineral properties. Management is actively seeking additional financing and joint venture agreements, however there is no assurance that these efforts will be successful on terms acceptable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, including a provision of impairment for plant and equipment which could be significant, should the Company be unable to continue as a going concern.

In addition, if the Mica project does not achieve commercial production levels or if the Company is unable to successfully market the mica product during the next 12 months, the Company will need increased additional financing to meet its operating expenses.

Note 2. Black Canyon Mica Project (Arizona)

During the quarter ended March 31, 2001 there was no production at the Company’s Glendale, Arizona mica processing facility due to the ongoing relocation and enhancement of the mica ore concentration circuit at the Black Canyon mine site. Completion of the relocation and enhancement of the concentration circuit will require funds in excess of the Company’s current available resources.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Detail of mica project mineral properties, plant and equipment is as follows:

	March 31,	June 30,
	2001	2000

Acquisition of mineral properties	$2,219,996	$2,219,996

Mining and processing plant and equipment	6,771,618	4,714,375

Development costs	1,104,966	1,064,772

Accumulated amortization	(77,163)	(65,286)

Total	$10,019,417	$7,933,857

Note 3. Piedras Verdes Project (Mexico)

The Company owns a 30% interest in Cobre del Mayo, S.A. de C.V. (“Cobra del Mayo”), a Mexican corporation which leases the Piedras Verdes property. The remaining 70% interest is owned by Minera Phelps Dodge Mexico S. de R.L. de C.V. (“MPDM”), a subsidiary of Phelps Dodge Corporation. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico.

Note 4. Mali Project (Northwestern Africa)

The Company is currently in a joint venture with Randgold Resources Limited (“Randgold”) whereby Randgold has the right to earn up to 75% of the Company’s interest in West Africa Gold and Exploration S.A. (“WAG”). To earn this interest Randgold has agreed, over a 36-month period commencing August 5, 1998, to conduct exploration on the WAG property concessions at a minimum cost of $2 million, to determine if there is a viable economic gold resource, as defined in the joint venture agreement, of at least one million ounces of gold. If this requirement is satisfied, Randgold must prepare a bankable feasibility study with respect to such resource for WAG within 12 months in order to earn its interest therein.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Note 5. Inventories

	March, 31	June, 30
	2001	2000

Broken ore	$814,107	$839,146

Work-in-process	187,540	123,033

Finished goods	59,800	38,599

Total	$1,061,447	$1,000,778

During the three-month and the nine-month periods ended March 31, 2001 the Company expensed $ 252,888 and $1,132,532, respectively, as inventory write-downs representing mica project operating costs incurred in excess of the estimated value of inventories produced during the quarter.

Note 6. Short-term note payable and warrants

On March 14, 2001, the Company received an unsecured loan from a related party with an interest rate equal to the prime rate plus one percentage point, due on March 14, 2002. In connection with this loan, the Company issued a warrant to purchase 300,000 shares of the Company’s common stock at $.70 per share. This warrant vests in September 2001 and is excercisable until September 2006.

Note 7. Contingencies and Contracts

Termination of Management Agreements

In October 2000, the Company notified Mr. Alan Lindsay and Mr. Anthony Harvey of its intention to not renew the contracts with each of their personal management companies pursuant to which Mr. Lindsay was employed by the Company as Chief Executive Officer and President and Mr. Harvey was employed by the Company as Executive Vice President and Secretary. These contracts were scheduled to expire in February 2001. Mr. Lindsay ceased serving as an officer of the Company on October 25, 2000 and resigned as a director of the Company on November 27, 2000. Mr. Harvey ceased serving as an officer of the Company on October 25, 2000, but remains a director of the Company and its wholly owned subsidiary, Azco Mica, Inc. Messrs. Lindsay and Harvey have demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. The Company has disputed its obligation to pay these amounts and, in December 2000, filed a declaratory judgment action in United States District Court for the district of Arizona to determine its duties in this regard. No accrual has been made for the termination fees because the Company does not believe it is probable that the fees will have to be paid.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Litigation

On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recover assets from the Company. The Petitioner alleges that, through the Company’s involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000. In management’s opinion this claim is unfounded although the eventual outcome of the case is not yet determinable. No accrual has been made for this claim because the Company does not believe it is probable that liability will be assessed against the Company.

Note 8. Outstanding Options

At March 31, 2001, 2,765,500 options to purchase shares of the Company’s common stock were outstanding under the Company’s Stock Option Plan. These options are exercisable between $0.48 and $3.00 per common share at varying dates through 2004.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Stock Option Plan under the fair value based method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for the 9 months period ended March 31, 2001: risk-free interest 4.61%, no dividend, volatility factor of the expected market price of the Company’s stock of 0.62, and an expected life of 5 years.

Note 9. Segment information

The Company has one operating sector: mica production and the exploration and development of mineral properties. Geographical segment information is as follows:

	USA	Other	Total
	$	$	$

March 31, 2001

Property and equipment	10,219,537	-	10,219,537

June 30, 2000

Property and equipment	8,127,420	54,162	8,181,582

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: (1) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site; (2) the lack of commercial acceptance of our mica product; (3) changes in environmental laws; (4) problems regarding availability of materials and equipment; (5) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output; and (6) our lack of necessary financial resources to complete development of the mica product, complete relocation of the mica processing equipment to the Black Canyon mica mine site, successfully market our mica product and fund our other capital requirements.

References to “we”, “us”, “our”, and Azco Mining, refer to Azco Mining Inc. and its subsidiaries, on a consolidated basis, unless the context otherwise requires.

General

We were formed in 1988. In December 1995 we sold our Sanchez copper project and a 70% interest in our Mexican copper project, the Piedras Verdes, to Phelps Dodge Corporation for $40 million. All material revenues since the sale have been a result of interest earned on the proceeds of the sale of these assets.

We are currently focused on the start up of our recently constructed operating facilities to produce high quality muscovite mica from our 100% owned Black Canyon mica project located near Phoenix, Arizona.

We are continuing our mica marketing efforts in the cosmetic industry but lead-time required in product testing has been longer than anticipated. Testing of our mica in the formulation of plastic compounds has been encouraging and we are in the process of toll extruding batches of mica filled plastic pellets for marketing purposes. Negotiations continue with mineral brokers on the sales of our feldspathic sand.

Results of Operations

Three Months ended March 31, 2001 compared to Three Months ended March 31, 2000.

Salaries expense was $56,739 for the three months ended March 31, 2001 compared to $211,077 for the three months ended March 31, 2000. The decrease in salaries expense was due to the non-renewal of the contracts with the personal management companies of Messrs. Lindsay and Harvey, and the closure of the Vancouver office.

General and administrative expense was $130,214 for the three months ended March 31, 2001 compared to $309,354 for the three months ended March 31, 2000. The decrease was due to the closure of the Vancouver office and decreased investor relations activity.

Income for the three months ended March 31, 2001 was $34,663 compared to $100,737 for the three months ended March 31, 2000. The decrease in income for the current period was due to largely reduced interest income.

The net loss for the three months ended March 31, 2001 was $595,953 compared to a net loss of $1,821,872 for the three months ended March 31, 2000. The decreased net loss was primarily the result of the $947,511 write-off of mica project start-up costs and the $250,000 write-off of the Calgem loan in the period ended March 31, 2000, which was partially offset by the $252,888 write-down of inventory in the period ended March 31, 2001.

Nine Months ended March 31, 2001 compared to Nine Months ended March 31, 2000.

Salaries expense was $375,934 for the nine months ended March 31, 2001 compared to $634,823 for the nine months ended March 31, 2000. The decrease in salaries expense was due to the closure of the Vancouver office and, and the non-renewal of the contracts with the personal management companies of Messrs. Lindsay and Harvey.

General and administrative expense was $500,249 for the nine months ended March 31, 2001 compared to $826,846 for the nine months ended March 31, 2000. The decrease was due to our decreased corporate and investor relations activity.

Exploration and development expense was $360,626 for the nine months ended March 31, 2001 compared to $459,362 for the nine months ended March 31, 2000. The decrease was due to our decreased exploration efforts in general.

During the nine months ended March 31, 2001, $1,132,532 in operating costs were expensed as a write-down of inventory values. This was offset during the nine months ended March 31, 2000 by a $250,000 write-off of the Calgem loan and a $947,511 write-off of mica project start-up costs.

Income for the nine months ended March 31, 2001 was $139,348 compared to $639,608 for the nine months ended March 31, 2000. The decrease in income for the current period is due to reduced interest income and a non-recurring gain of $277,500 on the sale of Mali exploration camp assets in the period ended March 31, 2000.

The net loss for the nine months ended March 31, 2001 was $2,286,769 compared to a net loss of $2,525,168 for the nine months ended March 31, 2000. The decrease in net loss was primarily the result of the non-recurring $947,511 write-off of the mica project start-up costs, and the $250,000 write-off of the Calgem loan in the period ended March 31, 2000, as well as, the reduced general administrative expense and salaries expense discussed above. These reductions were partially offset by the $1,132,532 write-down of inventory in the 2001 period.

FINANCIAL CONDITION

As of March 31, 2001 we had unrestricted cash of $838,819.

In March 2001, Lawrence G. Olson, jointly with his wife, made an unsecured loan to the us in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point. Interest on the loan is payable in monthly installments and all principal and accrued interest is due in full on March 14, 2002. In connection with this loan, we issued to Mr. Olson a warrant to purchase 300,000 shares of our common stock at $0.70 per share, the closing market price on the American Stock Exchange on the business day preceding the date of issuance.

We believe that for the current fiscal year ended June 30, 2001 and through the first half of fiscal 2002, we will need additional financing to fund our operating and capital requirements. In particular, we anticipate the need for at least $2 million of additional financing during the next 12 months, in order to fund the following expected uses:

Mica project operating costs	$600,000

Mica project capital expenditures	650,000

Corporate overhead and other operating expenses	450,000

Exploration and development	300,000

Total Expected Use of Funds	$2,000,000

If our mica project does not achieve commercial production levels or if we are unable to successfully market the mica product during the next 12 months, we will need increased additional funding to meet our operating expenses.

Under the Cobre del Mayo shareholders' agreement, we are obligated to fund 30% of the development expenses incurred in connection with the Piedras Verde project. The type, amount and timing of development are determined at the sole discretion of Phelps Dodge. During the three months and nine months ended March 31, 2001 our share of these development costs was $109,500 and $148,500, respectively. We expect that our share of the required development costs during the next 12 months will be approximately $250,000, which amount is included in our expected uses of funds, above. The required amount could be more, perhaps substantially more, if Minera Phelps Dodge accelerates the rate of development. If we cannot fund our share of these development expenses, our interest in Cobre del Mayo will be diluted under the terms of the shareholders' agreement.

In conjunction with the departure of Alan Lindsay and Anthony Harvey on October 25, 2000, we may be obliged to pay termination fees under the terms of the management agreements between us and the personal management companies pursuant to which we employed each of Messrs. Lindsay and Harvey. Messrs. Lindsay and Harvey have demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. We have disputed any obligation to pay these amounts and, in December 2000, filed a declaratory judgement action in the United States District Court for the District of Arizona to determine our duties in this regard. This litigation is pending. See Item 1 of Part II, below.

We are currently exploring various financing and joint venture alternatives to fund our operations and capital requirements for the next 12 months. We do not presently have any commitments to provide such necessary additional financing and there is no assurance that we will be successful in obtaining such financing on terms acceptable to us or at all. If we cannot obtain such financing in the amounts required, we (i) may be unable to fund our required development expense of the Piedras Verdes project, resulting in substantial dilution of our interest, (ii) may be forced to delay or terminate the development and marketing of our mica product, thereby hindering or eliminating our expected primary source of future revenue, (iii) may be required to eliminate substantially all business activities to conserve cash, or (iv) may seek protection under the U.S. bankruptcy laws.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

      None.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On December 8, 2000, we filed a declaratory judgment action in the United States District Court for the District of Arizona, Docket No. CIV 00-2334 PHX SRB, against each of Anthony R. Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay & Associates, Ltd. The action seeks a declaratory judgment regarding our obligation to pay termination fees under the management agreements between us and each of ARH Management, Ltd. and Alan Lindsay & Associates, Ltd., as a result of our non-renewal of such agreements. We employed Mr. Lindsay as Chief Executive Officer and President pursuant to the management agreement between us and Alan Lindsay & Associates, Ltd. We employed Mr. Harvey as Executive Vice President and Secretary pursuant to the management agreement between us and ARH Management, Ltd. Upon the non-renewal of these management agreements, Messrs. Lindsay and Harvey each demanded payment of a termination fee equal to $297,675 pursuant to the terms of their respective management agreement. We asserted in the complaint that these termination fee provisions are unfair and unbalanced, if not unconscionable, and should not have been included in the management agreements, and would not have been so included had Messrs. Lindsay and Harvey caused Azco Mining to obtain independent legal counsel to advise Azco Mining with regard to the provisions of the management agreements. We further asserted that the inclusion of the termination fee provisions was a breach by Messrs. Lindsay and Harvey of their fiduciary duties to Azco Mining as directors and executive officers and constituted misconduct. Mr. Lindsay no longer serves as an executive officer or director. Mr. Harvey no longer serves as an executive officer, but remains a director of the Company and its wholly owned subsidiary, Azco Mica, Inc. On January 8, 2001, the named defendants filed an answer and counterclaim seeking damages for breach of contract, violation of Arizona Revised Statutes Section 23-353 for failing to pay wages and compensation due and unjust enrichment. The litigation is pending.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZCO MINING INC. (Registrant)

Date:	May 14, 2001	BY:	/s/ Lawrence G. Olson Lawrence G. Olson CEO, President and Chairman

Date:	May 14, 2001	BY:	/s/ Ryan A. Modesto Ryan A. Modesto Vice President Finance, Corporate Secretary