Form 10-K405
period 2001-06-30
AZCO MINING INC
filed 2001-10-15
CIK 851726

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

Commission file number: 0-20430

                                AZCO MINING INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                           84-1094315
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

  7239 N El Mirage Road, Glendale, AZ                          85307
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (623) 935-0774

Securities registered pursuant to Section 12(b) of the Act

Title of each class               Name of each exchange on which registered

Common Stock, $.002 par value     The Toronto Stock Exchange
Common Stock, $.002 par value     The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {x}

Aggregate Market Value of Stock held by Non-Affiliates as of September 30, 2001: $14,144,460

The number of shares of the Company's Common Stock outstanding as of September 30, 2001 is 30,050,121.

Documents incorporated by reference: See Item 14.

                                     PART I


      Statements contained in this annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including, without limitation, in
Item 1. "BUSINESS", Item 2. "PROPERTIES" and Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.


ITEM 1. BUSINESS

      AZCO Mining Inc. is a U.S. mining company with a general business strategy to acquire and develop mineral properties amenable to low cost production. AZCO is currently focused on producing high quality Muscovite Mica from its 100% owned Black Canyon Mica project located in Arizona. Construction has been completed on the mica project and limited production is underway. Marketing efforts are concentrated on the sale of mica filled plastic pellets, developed by AZCO, to be used in the production of reinforced plastics. Feldspathic sand, produced as a by-product of mica production is being developed in conjunction with light weight roof tiles. The purity and brightness of AZCO's mica is appealing to the cosmetic industry where over twenty cosmetic manufacturers are currently testing the Company's mica.

      AZCO, with its 30% interest, has established a strategic partnership with Phelps Dodge Corporation on the Piedras Verdes copper mining project located in Sonora, Mexico. The business strategy on large exploration projects has been focused on establishing partnerships with major companies. This strategy generally reduces financial risk and offers the opportunity to participate in major mineral projects.

      Prior to the sale of the majority of its copper assets, AZCO was dedicated to the development and production of low-cost copper utilizing solvent extraction-electrowinning or the SX-EW process. AZCO's principal mineral property was the Sanchez porphyry copper project ("Sanchez Project") located about 10 miles northeast of the City of Safford in southeastern Arizona. AZCO also had interests in two other porphyry copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico. On July 27, 1995 the Board of Directors of AZCO (the "Board") signed definitive agreements with Phelps Dodge Corporation ("Phelps Dodge" or "PDC") to sell a substantial portion of AZCO's copper assets. AZCO's shareholders approved the sale of 100% of the Sanchez Project and 70% of the Piedras Verdes project for gross consideration of $40 million.

      A predecessor of AZCO was incorporated in July 1988 under the laws of Colorado to acquire the mining rights to the Sanchez Project, as well as certain other mineral properties. On August 27, 1991 the predecessor was merged into AZCO, a newly incorporated Delaware corporation. In October 1991, AZCO acquired all of the shares of Filton Enterprises Limited, a Gibraltar corporation ("Filton"), in return for the issuance of 3,650,000 common shares. At that time Filton owned rights in two mining properties located in Mexico, the Suaqui Verde project located in southeastern Sonora and the Piedras Verdes project located in southern Sonora. Filton was dissolved in 1994 and its assets were distributed to AZCO.

      In July 1992 AZCO merged with AZCO Mining Inc., a Wyoming corporation ("AZCO Wyoming"), with AZCO being the survivor of the merger (the "Merger"). At the time of the completion of the Merger, AZCO Wyoming had 3,946,550 shares issued and outstanding and AZCO had 12,633,822 common shares issued and outstanding. One common share of AZCO was issued in exchange for each share of AZCO Wyoming in connection with the Merger. AZCO Wyoming was formerly a British Columbia corporation, which was incorporated under the laws of the

Province of British Columbia in August 1981 under the name 241145 B.C. Ltd. 241145 B.C. Ltd. changed its name to Canarex Resources Inc. in June 1983, to International Baron Resources Ltd. in January 1988, and finally to AZCO Mining Inc. in February 1992. AZCO Wyoming was continued under the laws of Wyoming in May 1992 prior to merging with AZCO.

      In March 1999 AZCO completed the acquisition of Arizona Mica Properties, Inc., an Arizona corporation ("Arizona Mica"), which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. It is from these mining claims that AZCO obtains all of its mica. This acquisition was accomplished through the merger of Arizona Mica with and into AZCO's wholly-owned subsidiary, Sanchez Mining Inc., a Delaware corporation ("Sanchez"), with Sanchez being the surviving corporation. Sanchez subsequently changed its name to AZCO Mica, Inc. In connection with the merger, AZCO issued an aggregate of 4,500,000 shares (the "Shares") of its common stock in equal amounts to each of the three shareholders of Arizona Mica: Lawrence G. Olson, John O. Rud and Floyd R. Bleak.

      References to "we", "us", "our", "AZCO" and "AZCO Mining," refer to AZCO Mining Inc. and its subsidiaries, on a consolidated basis, unless the context otherwise requires.


SIGNIFICANT DEVELOPMENTS IN FISCAL 2001 AND SUBSEQUENT EVENTS

      Construction of the crushing and concentration facility at the Black Canyon mine site was completed in June 2001. This completes the initial construction of the mica project and enables the Company to produce both mica flake, to be processed at our processing facility in Glendale Arizona, and Feldspathic sand a by-product of the mica concentrating circuit.

      AZCO began limited sales of cosmetic grade mica during the year and over twenty cosmetic manufacturers are currently analyzing AZCO's mica in assessing whether to make a purchase.

      AZCO developed a mica-filled plastic pellet designed for the ease of use in the production of mica reinforced plastics. AZCO has commenced a marketing campaign in which this pellet is being introduced to as many plastic injection molding companies as possible.

      AZCO as a result of the mica concentrator waste flow developed a feldspathic sand to be used in the construction of lightweight roof tiles. AZCO has entered into a contract for the sale of feldspathic sand to be used in developing a roof tile venture.

      On March 14, 2001, AZCO received an $800,000 unsecured loan from a related party with interest rate equal to the prime rate plus one percentage point, due on March 14, 2002. In connection with this loan, AZCO issued a warrant to purchase 300,000 shares of the AZCO's common stock at $.70 per share. This warrant vests in September 2001 and is exercisable until September 2006.

      On August 10, 2001, an investor purchased 375,000 shares of AZCO's common stock in a private transaction at $0.40 per share for a total of $150,000.

      On August 27, 2001, AZCO entered into a $200,000 loan agreement with a private lender. The loan carries an interest rate of 12% per year and is due on August 27, 2002. The loan is secured by a deed of trust on AZCO's real property and improvements located at 7239 N El Mirage Road, Glendale, AZ. In connection with this loan, AZCO issued a warrant to purchase 250,000 shares of its common stock at $0.40 per share. This warrant vests in October 2001 and is exercisable until August 27, 2002.

      On September 4, 2001, AZCO received a $200,000 unsecured loan from a private lender with an interest rate equal to the prime rate plus one percentage point, due on September 4, 2002. In connection with this loan, AZCO issued a warrant to purchase 250,000 shares of AZCO's common stock at $0.40 per share. This warrant vests in March 2002 and is exercisable until September 4, 2002.


      EXPLORATION AND DEVELOPMENT

      AZCO incurred exploration expenses of $192,300 during fiscal 2001 in connection with its funding requirements under the terms of its 30% share of the Piedras Verdes project.

      Effective September 1, 2001, Randgold Resources ("Randgold") terminated the West Africa Gold ("WAG") Joint Venture - Mali exploration agreement with AZCO. Randgold previously had the right to earn 75% of the Company's mineral interests in WAG through an agreement were Randgold would spend a minimum $2 million establishing a minimum one million ounce gold deposit. AZCO has no plans to renew the mineral concessions or the work commitment with the Malian government. During fiscal 2000 AZCO incurred no exploration expense on the Mali project.

      The Company continues to control the Silverado and the Alamos claims in Sonora Mexico. In an effort to limit financial exposure it is the Company's intention to attract a joint venture partner to help further explore these claim blocks. Exploration expense of $117,094 was allocated to the Silverado and Alamos claims in fiscal 2000. More description of the Silverado and Alamos claims is contained in Item 2 "Properties" of Report.


EMPLOYEES

      As of September 15, 2001 there were 12 full-time employees of AZCO. None of these employees are represented by a labor union contract or a collective bargaining agreement.


LAWS AND REGULATIONS

      AZCO's interests in its projects are subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters. AZCO does not believe that it is in violation of any law or regulation that could result in a material adverse impact on its financial condition or results of operations. However, new laws or regulations governing AZCO's operations and activities could have a material adverse impact on AZCO.


FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

      AZCO has mineral interests located in foreign countries including Mexico, and Mali. Mineral exploration, development and mining activities on its property interests may be affected in varying degrees by political instability and the policies of other nations in respect of these countries. Changes in regulations or shifts in political conditions are beyond the control of AZCO and may adversely affect its business. Operations may be affected in varying degrees by government regulations, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

SEASONABILITY

      The mine and concentrator located at the Black Canyon Mica project are accessed by crossing a ford in the Agua Fria River. This ford is unusable at times due to high runoff from streams and snowmelt. From past records, the maximum duration that the ford is unusable is approximately 30 days. To overcome possible interruptions to production due to weather, a one to two month stockpile of mica concentrate is expected to be inventoried at the Glendale process plant once the crushing and concentration facilities are fully operational at the mine.

      It is not anticipated that AZCO's Mexican property interests in the State of Sonora will be of a seasonable nature. AZCO is aware of the fact that circumstances in other parts of the world, such as Mali and Indonesia, do make exploration, mining and mineral processing a seasonal endeavor.


COMPETITIVE CONDITIONS

      Many companies are engaged in the exploration and development of mineral properties. Since many of these companies have substantially greater technical and financial resources than AZCO, it may be at a disadvantage with respect to some of its competitors.

      Currently, AZCO forecasts the sale of mica-filled plastic pellets to account for the majority of its future sales. AZCO puts its mica into pellet form for ease of use of mica in the plastics manufacturing market, which currently uses powdered mica or other compounds such as calcium carbonate as fillers in plastic products. Most plastics manufacturers prefer fillers in pellet form, and no other company currently offers mica in pellet form. Therefore, mica is not widely used as a filler in plastics manufacturing, and when it is, it is fed into machines in a less expensive powdered form, which increases production complexity and manufacturing costs. In order to increase sales of its mica in pellet form, AZCO will have to convince reinforced plastics manufacturers who are not currently using mica that the increased flexural modulus and heat resistance provided by mica when used as a filler in plastics are properties that warrant the increased cost of mica when compared to other common fillers. In addition, AZCO will need to convince manufacturers currently using powdered mica that AZCO's mica in pellet form is more valuable than the lower-priced, inferior quality powdered mica that some of the manufacturers are using currently. There is no assurance that AZCO will be successful in convincing plastics manufacturers to switch to its mica pellets from the powdered mica or other palletized filler compounds.

      The marketing of minerals is affected by numerous factors, many of which are beyond the control of AZCO. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices.

ENVIRONMENTAL

      In connection with its mining and processing operations, AZCO will be required to comply with various federal, state and local laws and regulations pertaining to the discharge of materials into the environment. AZCO will also be required to maintain various permits and licenses necessary for its operations from appropriate regulatory agencies. Apart from capital expenditures associated with the construction and maintenance of facilities required for usual mining and processing activities, AZCO does not anticipate that compliance with environmental laws will have a material adverse effect upon the capital expenditures, earnings and competitive position of AZCO for the remainder of the current fiscal year, the next fiscal year or in subsequent periods deemed material by AZCO. AZCO is not currently subject to any material proceedings arising under environmental laws and regulations.

      In light of the nature of its business AZCO could face significant exposure from potential claims involving environmental matters. These matters could involve alleged soil, air and water contamination and personal injuries or property damage allegedly caused by toxic materials handled or used by AZCO in connection with its mining activities. AZCO's policy is to accrue environmental and cleanup costs when it is probable that a liability has been incurred and the amount of such liability is determinable. However, future environment-related expenditures cannot be reasonably quantified in many circumstances due to the speculative nature of remediation and cleanup costs, estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of materials and waste, the unknown number of other potentially responsible parties involved, the extent to which such costs may be recoverable from insurance and changing environmental laws and interpretations. As a result AZCO believes its future environment-related expenditures could potentially become material at some point, but the amount of such expenditures are uncertain at this time.


ITEM 2. PROPERTIES

BLACK CANYON MICA PROJECT

      AZCO has staked 162 additional claims adjacent to its original property and has defined, through two drill programs, a deposit of 3,926,700 tons of muscovite mica ore. In the fourth quarter of fiscal 2000 limited production was initiated at AZCO's 10,000-ton per year wet ground mica processing facility in Glendale, Arizona. Construction of the crushing and concentrating circuits, at the mine-site near Black Canyon City, Arizona, was completed in the fourth quarter of fiscal 2001.

      Through June 30, 2001 AZCO has incurred the following capital costs in relation to the mica project:

      Acquisition of mineral properties                        $ 2,219,996
      Mining and processing plant and equip.                     6,882,869
      Development costs                                            914,566
      Deferred reclamation costs                                   190,400
      Accumulated amortization                                     (77,163)
      Inventories                                                1,061,447
                                                               -----------
      Total                                                    $11,192,115

      During fiscal 2001 the following expenses were incurred in relation to the mica project:

      Write-down of inventory costs                             $1,488,063
      Write-down of equipment                                      329,393
      Cost of sales                                                  8,800
      Reclamation                                                      371
                                                                 ---------
      Total                                                     $1,826,627


PIEDRAS VERDES PROJECT

      The Piedras Verdes property is leased by Cobre del Mayo, S.A. de C.V. ("Cobra del Mayo"), a Mexican corporation that is owned 30% by AZCO and 70% by Minera Phelps Dodge Mexico S. de R.L. de C.V. ("MPDM"), a subsidiary of Phelps Dodge Corporation. The property consists of approximately 640 hectares and is located in southern Sonora State, Mexico.

      Prior to the sale of a 70% interest in Cobre del Mayo to MPDM, AZCO drilled 242 reverse circulation holes totaling 26,815 meters. Since the sale of the 70% interest in Cobre del Mayo to MPDM, MPDM has cored 217 holes totaling 47,869 meters. In addition, the geologic mapping has been expanded, metallurgical testing has been advanced and a geological and ore deposit model has been prepared in addition to a positive pre-feasibility report. Advancement of this project towards the bankable feasibility stage has been temporarily curtailed due to low copper prices.

      AZCO estimates that the inferred mineral resource at the Piedras Verdes property contains a 316 million ton deposit grading .37% copper or 2.34 billion pounds of contained copper (at a .2% cut-off). However, there are no proven or probable reserves at the Piedras Verdes property at this time.


NEW PLANET PROPERTY

      In September 2000, AZCO entered into a lease purchase option with the New Planet Copper Mining Company on 31 patented mining claims located in La Paz County, Arizona. AZCO is currently paying $1,500 a month in rental fees and is assessing the viability of developing the property for its micaceous iron oxide (specular hematite) potential.


MALI GOLD CONCESSION

      Effective September 1, 2001, Randgold Resources terminated the WAG Joint Venture - Mali exploration agreement with AZCO. AZCO has no plans to renew the mineral concessions or the work commitment with the Malian government.


SILVERADO AND ALAMOS CLAIMS

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


ITEM 3. LEGAL PROCEEDINGS

      On January 22, 1999, the trustee (the "Petitioner") in bankruptcy proceedings against Eagle River International Limited, a former WAG - Mali joint venture partner of the Company, served a petition, in the Quebec Superior Court, District of Hull, upon AZCO in order to recuperate assets from AZCO. The Petitioner alleges that AZCO owes an accounting to the Petitioner for certain stock in its subsidiary and other alleged assets which, the Petitioner has alleged, represent hypothetical values that may aggregate, if one accepts the Petitioner's claims of private stock values, up to $3,400,000. AZCO considers the Petitioner's claims to be without merit and has engaged counsel that is disputing the matter vigorously on behalf of AZCO. To the knowledge of AZCO it is also the largest creditor of Eagle (AZCO has made a claim in excess of $4,000,000) and, therefore, it is AZCO's opinion that ultimately the Petitioner will be primarily accountable to AZCO for any assets recovered, whether from AZCO or any other party.

      On December 8, 2000, AZCO filed a declaratory judgment action in the United States District Court for the District of Arizona, Docket No. CIV 00-2334 PHX SRB, against each of Anthony R. Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay & Associates, Ltd. The action seeks a declaratory judgment regarding our obligation to pay termination fees under the management agreements between AZCO and each of ARH Management, Ltd. and Alan Lindsay & Associates, Ltd., as a result of our non-renewal of such agreements. AZCO employed Mr. Lindsay as Chief Executive Officer and President pursuant to the management agreement between AZCO and Alan Lindsay & Associates, Ltd. AZCO employed Mr. Harvey as Executive Vice President and Secretary pursuant to the management agreement between AZCO and ARH Management, Ltd. Upon the non-renewal of such management agreements, Messrs. Lindsay and Harvey each demanded payment of a termination fee equal to $297,675 pursuant to the terms of the management agreements. AZCO asserted in the complaint that these termination fee provisions are unfair and unbalanced, if not unconscionable, and should not have been included in the management agreements, and would not have been so included had Messrs. Lindsay and Harvey caused AZCO Mining to obtain independent legal counsel to advise AZCO Mining with regard to the provisions of the management agreements. AZCO further asserted that the inclusion of the termination fee provisions was a breach by Messrs. Lindsay and Harvey of their fiduciary duties to AZCO Mining as directors and executive officers and constituted misconduct. Messrs. Lindsay and Harvey no longer serve as executive officers or directors. On January 8, 2001, the named defendants filed an answer and counterclaim seeking damages for breach of contract, violation of Arizona Revised Statutes
Section 23-353 for failing to pay wages and compensation due and unjust enrichment. The litigation is pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     AZCO's common shares are listed for trading on the Toronto Stock Exchange in Canada and the American Stock Exchange in the U.S. under the stock symbol "AZC". The approximate number of registered shareholders of record for AZCO, as of September 30, 2001, was 967. AZCO is at risk of having its common stock de-listed from both the American Stock Exchange and Toronto Stock Exchange due to failure to meet maintenance requirements such as minimum per share price. AZCO's management has been discussing this issue with officials of both exchanges and hopes to avoid being de-listed, but cannot give any assurance that AZCO will remain on either or both exchanges.

      Shown below are high and low sale prices of the common stock of AZCO on the Toronto Stock Exchange and the American Stock Exchange for the fiscal periods indicated.

Quarter Ended        Toronto Stock Exchange         American Stock Exchange
-------------        ----------------------         -----------------------
                          (Canadian $)                      (U.S. $)
                          ------------                      --------

                      High             Low            High             Low
                      ----             ---            ----             ---
    1999
    ----
  09/30/99            1.62             1.11           1.00             0.81
  12/31/99            1.44             0.95           1.00             0.69

    2000
    ----
  03/31/00            1.80             1.05           1.38             0.75
  06/30/00            2.24             1.35           1.56             1.06
  09/30/00            1.70             1.20           1.19             0.81
  12/31/00            1.70             0.45           1.06             0.31

    2001
    ----
  03/31/01            1.30             0.55           0.94             0.38

  06/30/01            1.19             0.71           0.74             0.46
  09/30/01            1.15             0.55           0.76             0.43


DIVIDEND POLICY

      AZCO has not paid any dividends on its common shares to date. AZCO does not anticipate paying any dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial information regarding the financial position and operating results for AZCO. For each of the years ended June 30 the selected financial information has been derived from AZCO's consolidated financial statements. This information should be read in conjunction with Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included below.


                                             For the year ended June 30,
                          2001           2000           1999           1998           1997
                          ----           ----           ----           ----           ----
Income                $   123,311    $   592,190    $   917,391    $ 1,061,398    $ 1,368,753

Net income (loss)      (3,365,376)    (3,899,486)    (4,528,006)    (3,044,112)    (8,155,700)

Per share             $      (.11)   $      (.13)   $      (.17)   $      (.12)   $      (.32)


Weighted Avg.
Number
Of common shares       29,964,636     29,846,839     26,787,226     25,646,449     25,787,247
and common equiv.


Balance Sheet:

Property plant &      $10,538,089    $ 8,181,582    $ 2,219,997    $       Nil    $       Nil
Equipment (net)

Total Assets           11,989,265     13,872,311     17,353,717     19,486,669     22,345,247

Capital Leases            150,743            Nil            Nil            Nil            Nil

Total Liabilities       1,831,862        566,028        387,984        299,061        337,050

Total
Stockholders'         $10,157,403    $13,306,283    $16,965,733    $19,187,608    $22,008,197
equity


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JUNE 30, 2001 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2000

      All material income received during fiscal 2001, 2000 and 1999 were a result of interest earned on available cash resources with the exception of $17,600 received in fiscal 2001 for the sale of mica products.

      AZCO had a net loss of $3,365,376 in fiscal 2001 compared to a net loss of $3,899,486 in 2000. The decrease in net loss for the year ended June 30, 2001 is the result of a decrease in salaries and general and administrative expense of $887,678. This decrease was offset in the current fiscal year by a decrease in revenues of $448,984.

      Income in fiscal 2001 was $143,206 as compared to $592,190 in 2000. Income in the current period was reduced in large part due to a decrease in interest income of $190,064 and the non-recurrence of a $277,500 sale of assets in fiscal 2000.

      Salaries expense decreased in fiscal 2001 to $430,111 from $1,009,682 in fiscal 2000. This decrease was due to the non-renewal of management agreements with former executives and the expensing of $201,900 due to the granting of stock options to non-employees in fiscal 2000.

      General and administrative expense decreased in fiscal 2001 to $719,475 from $1,027,582 in fiscal 2000. This decrease was due to the closure of the executive office in Vancouver, Canada and reduced investor relations activity.


TWELVE MONTHS ENDED JUNE 30, 2000 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1999.

      AZCO had a net loss of $3,899,486 in fiscal 2000 compared to net loss of $4,528,006 in 1999. The decrease in net loss for the year ended June 30, 2000 is the result of a decrease in exploration expense of $2,343,787 for fiscal 2000 period offset by production startup costs of $947,511 and an inventory write-down of $424,287.

      Exploration expense in fiscal 2000 was $697,388 as compared to $3,041,175 in 1999. Exploration expense for the current period was greatly reduced from that of fiscal year 1999 due to the fiscal 1999 write-off of $1,241,359 in advances and accrued interest under the OAL debenture agreement. Under this agreement, AZCO received Oro Argentina Limited's interest in the Chigue white bentonite project located in Argentina when OAL defaulted on debentures purchased by AZCO. AZCO's joint venture with Randgold on the Mali property and its decision to drop its gemstone initiative also reduced exploration costs in the fiscal year 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

      For the fiscal year ended June 30, 2001 AZCO met its capital requirements through the cash on hand and a $800,000 loan secured in March 2001.

      At June 30, 2001 and June 30, 2000 AZCO had cash and cash equivalents of $39,920 and $4,324,886, respectively, and working capital of $(571,086) and $4,883,713 respectively. Total liabilities at June 30, 2001 were $1,831,862 as compared to $566,208 on June 30, 2000.

      AZCO believes that for the current fiscal year ended June 30, 2002 AZCO will need additional financing to fund our operating and capital requirements. In particular, in addition to the $800,000 short term debt obligation described below, AZCO anticipates needing at least $2 million of additional financing during the next 12 months to fund the following expected uses:

      Mica project operating loses                              $   600,000
      Mica project capital expenditures                             650,000

      Corporate overhead and other operating expenses               450,000
      Exploration and development                                   300,000
                                                                -----------
          Total Expected Use of Funds                           $ 2,000,000

      If AZCO's mica project does not achieve commercial production levels or if AZCO is unable to successfully market the mica product during the next 12 months, AZCP will need increased additional funding to meet its operating expenses.

      Under the Cobre del Mayo shareholders agreement, AZCO is obligated to fund 30% of the development expenses incurred in connection with the Piedras Verde project. The type, amount and timing of development are determined at the sole discretion of Phelps Dodge. During twelve months ended June 30, 2001 AZCO's share of these development costs was $192,300. AZCO expects that its share of the required development costs during the next 12 months will be approximately $250,000, which amount is included in AZCO's expected uses of funds, above. The required amount could be more, perhaps substantially more, if Phelps Dodge accelerates the rate of development. If AZCO cannot fund its share of these development expenses, AZCO's interest in Cobre del Mayo will be diluted under the terms of the shareholders agreement.

      In conjunction with the departure of Alan Lindsay and Anthony Harvey on October 25, 2000, AZCO may be obliged to pay termination fees under the terms of the management agreements between us and the personal management companies pursuant to which we employed each of Messrs. Lindsay and Harvey. Messrs. Lindsay and Harvey had demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. AZCO disputed any obligation to pay these amounts and, in December 2000, filed a declaratory judgement action in the United States District Court for the District of Arizona to determine our duties in this regard. This litigation is pending.

      In March 2001, Lawrence G. Olson jointly with his wife made an unsecured loan to AZCO in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point. Interest on the loan is payable in monthly installments and all principal and accrued interest is due in full on March 14, 2002. No provisions have been made for the repayment of this loan. AZCO believes that the loan and any accrued interest will be refinanced by the lender in the event the Company does generate the necessary cash to retire the debt.

      AZCO is exploring various financing and joint venture alternatives to fund its operations and capital requirements for the next 12 months. AZCO does not presently have sufficient commitments to provide all the necessary additional financing and there is no assurance that it will be successful in obtaining such financing on terms acceptable to us or at all. If AZCO cannot obtain such financing in the amounts required, AZCO (i) may be unable to fund our required development expense of the Piedras Verdes project, resulting in substantial dilution of AZCO's interest, (ii) may be forced to delay or terminate the development and marketing of AZCO's mica product, thereby hindering or eliminating AZCO's expected primary source of future revenue, (iii) may be required to eliminate substantially all business activities to conserve cash, or
(iv) may seek protection under the U.S. bankruptcy laws.


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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The following table lists the names and positions of the executive officers and directors of AZCO as of September 30, 2001. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the age, business experience, and length of time served in each capacity and other matters relevant to each individual is set forth below in the table.

          NAME                                     POSITION HELD
------------------------            --------------------------------------------
Lawrence G. Olson                   President, Chairman, Chief Executive
                                    Officer and Director

Paul A. Hodges                      Director

Stanley A. Ratzlaff                 Director

M. William Lightner Jr.             Director

Ryan A. Modesto                     Vice President Finance, Corporate Secretary

Gary L. Simmerman                   Vice President Operations

      All of the directors and officers of AZCO have held their principal occupations as set out above during at least the last five years, except as described below:

      Mr. Olson, aged 64, became a director of AZCO on March 15, 1999 in connection with the acquisition of Arizona Mica (see Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" pursuant to which Mr. Olson became a director). Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. In 1998 Olson Precast of New Mexico, Inc., a company controlled by Mr. Olson, was liquidated under bankruptcy laws in proceedings in the U.S. Bankruptcy Court for the District of New Mexico. Mr. Olson received a B.S. in Civil Engineering from the University of Southern California in 1959.

      Mr. Hodges, aged 74, a director, has a degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona. Mr. Hodges has over 40 years experience in the mining industry covering exploration, operations, project startup, management and financing and has worked for Anaconda, Asarco, RTZ and St. Joe. Mr. Hodges was the Chief Engineer worldwide for open pit mining for RTZ and was the President of Anamax Mining Company at Twin Buttes. Most recently Mr. Hodges was the President of Compania Minera El Indio. Mr. Hodges was a director of Lac Minerals Limited, a publicly traded company acquired by American Barrick in late 1994. Mr. Hodges joined the Board of AZCO in August 1993.

      Mr. Ratzlaff, aged 66, became a director of AZCO on February 13, 2001. Mr. Ratzlaff a Financial Consultant and CPA has a B.A., cum laude, from San Jose State University. He also completed the Advanced Management Program at Harvard Business School. Mr. Ratzlaff worked from 1961 to 1969 for the public accounting firm of Ernst & Young. Since that time Mr. Ratzlaff has held the following positions: Assistant Controller of Atlantic Richfield Company,

Corporate Controller of Standard Oil Company (Ohio), Vice President and Controller of Occidental Petroleum Corporation and Vice President and Controller of Pacific Enterprises. From 1994 to present, Mr. Ratzlaff has been a consulting CFO for small companies. Mr. Ratzlaff is active as a board member on nonprofit entities.

      Mr. Lightner, aged 66, became a director of AZCO March 6, 2001. Mr. Lightner a Financial Consultant and CPA has a B.S. in Commerce from Grove City College and a MBA from the University of Pennsylvania, Wharton School of Business. Mr. Lightner spent 31 years with the public account firm Arthur Andersen & Co., retiring in 1989 as a Partner. Mr. Lightner became involved in leveraged buy-outs and held the positions of Chairman of Mica Resources and Financial Vice President of Merit Energy. Most recently Mr. Lightner held the positions of CFO and Executive Vice President at Consumer Packaging, Inc. (1994 to 1999) and Anchor Glass Container Corp. (1997 to 2000). Mr. Lightner remains a director of Anchor Glass Containers Corp.

      Mr. Modesto, aged 46, Vice President Finance since October 26, 1998 and Corporate Secretary since October 25, 2000, joined AZCO in June of 1994 as Controller of the Sanchez Project. Mr. Modesto served as AZCO's Corporate Controller and Principal Accounting Officer from January of 1996 to October of 1998. Mr. Modesto earned a B.S. in Accounting from the University of Utah in 1977 and has 24 years of accounting and administrative experience in the mining industry. For the six years prior to joining AZCO Mr. Modesto was the Controller for Corona Gold Inc.'s Santa Fe Mine located in Nevada.

      Mr. Simmerman, aged 51, joined AZCO in September 1992 as Chief Engineer of the Sanchez Project, and in October of 1998 was appointed Vice-President of Operations. Mr. Simmerman, a Mining Engineer from the University of Arizona, has been working in the mining industry since 1974, and has been involved in exploration, development and production operations in gold, silver, copper, cobalt, coal and uranium. For the five years prior to joining AZCO Mr. Simmerman was Chief Engineer for Santa Fe Pacific Gold's Rabbit Creek Mine and was involved in the original determinations of the ore reserves and the feasibility stage through startup, production and expansion to a 200,000-ton per day operation.


COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE OF THE EXCHANGE ACT OF 1934

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, AZCO believes that, during the fiscal year ended June 30, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of AZCO earning in excess of $100,000 for the year ended June 30, 2001, as well as the total compensation paid to each such individual for AZCO's three previous fiscal years:


--------------------------------------------------------------------------------
                           Summary Compensation Table
                        (As at year ended June 30, 2001)
================================================================================

                                         Annual Compensation          Long Term
                                                                     Compensation
--------------------------------------------------------------------------------

                                                                      Securities
                                                                      Underlying
                                                       Other Annual    Options/
Name and Principal                 Salary      Bonus   Compensation       SARs
    Position               Year     ($)         ($)        ($)            (#)
--------------------------------------------------------------------------------
Alan P. Lindsay            2001    66,150(1)     0       3,000(3)          0

Former President,          2000   192,938(1)   9,413     9,000(3)          0

Chairman and CEO           1998   183,750(1)   9,000     9,000(3)       200,000

Anthony R. Harvey          2001   66,1500(2)     0       3,000(3)          0

Former Vice Chairman,      2000   192,938(2)   9,413     9,000(3)          0

Vice President, Secretary  1999   183,750(2)   9,000     9,000(3)       200,000

Ryan A. Modesto            2001   110,000        0      31,044(4)          0

Vice President Finance,    2000   116,664      5,583        0              0

Corporate Secretary        1999   109,084      5,500        0            70,000

Gary L. Simmerman          2001   160,416        0          0              0

Vice President Operations  2000   158,824      7,750        0            50,000

                           1999   115,973      7,500    30,000(5)       155,000
--------------------------------------------------------------------------------


(1) These amounts were actually paid to Alan Lindsay and Associates Ltd., a management company under the control of Mr. Lindsay, pursuant to management agreements dated May 1989 and February 1998 with AZCO.

(2) These amounts were actually paid to ARH Management Ltd., a management company under the control of Mr. Harvey, pursuant to management agreements dated May 1989 and February 1998 with AZCO.

(3)   These amounts were paid as reimbursement of medical insurance premiums.

(4) Mr. Modesto was reimbursed $31,044 in relocation costs in conjunction with the move of AZCO's corporate office from Ferndale, Washington to Glendale, Arizona.

(5) Mr. Simmerman was granted a $30,000 relocation allowance in conjunction with AZCO's establishment of its Glendale office to oversee the Black Canyon Mica project.

-------------------------------------------------------------------------------------------------
                        OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------

                        Number     % of Total    Exercise                          Potential
      Name               of         Options      or Base                         Realized Value
                      Securities   Granted to     Price      Expiration            (US$) at
                      Underlying   Employees    (US $/Sh)       Date             Assumed Annual
                       Options     in Fiscal                                         Rates
                       Granted        Year                                          of Stock
                         (#)                                                         Price
                                                                                  Appreciation
                                                                                 For Option Term
                                                                                  5%        10%
-------------------------------------------------------------------------------------------------
Stanley A. Ratzlaff    100,000(1)      40%         0.90    February 13, 2006    24,865    54,946
-------------------------------------------------------------------------------------------------
M. William Lightner    100,000(2)      40%         0.69    March 6, 2006        19,063    42,125
-------------------------------------------------------------------------------------------------


(1)   These options are exercisable from the date of grant (February 13, 2001).

(2)   These options are exercisable from the date of grant (March 6, 2001).


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES

--------------------------------------------------------------------------------
     Name             Number of Securities           Value of Unexercised
                           Underlying                In-The-Money Options
                       Unexercised Options             at FY-End ($)(*)
                           at FY-End
--------------------------------------------------------------------------------
                    Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------------------------------------------------------------
Alan P. Lindsay         500,000                0             0                0
--------------------------------------------------------------------------------
Anthony R. Harvey       500,000                0             0                0
--------------------------------------------------------------------------------
Gary L. Simmerman       315,000                0         1,000                0
--------------------------------------------------------------------------------
Ryan A. Modesto         170,000                0           800                0
--------------------------------------------------------------------------------

(*) Based on the closing price of $0.50 of AZCO's common stock as quoted on The American Stock Exchange on June 30, 2001.


COMPENSATION OF DIRECTORS

      AZCO pays a fee to its outside, non-officer directors of $1,500 per month. These fees were suspended, due to cash concerns from November 2000 through March 15, 2001. AZCO also reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors.


EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

      Effective February 1, 1998 AZCO entered into a management agreement with Alan Lindsay and Associates, Ltd. ("Associates"), a British Columbia corporation owned and controlled by Mr. Lindsay, AZCO's former Chief Executive Officer. Associates was therein provided with a base fee of $180,000 annually with 5% annual cost of living increases and an allowance for equivalent benefits enjoyed by Company personnel, through October 2001. In October 2001 AZCO informed Associates that the management agreement would not be renewed.

      Effective February 1, 1998 AZCO entered into a management agreement with ARH Management Ltd. ("Management"), a British Columbia corporation owned and controlled by Mr. Harvey, AZCO's former Vice Chairman. Management was therein provided with a base fee of $180,000 annually with 5% annual cost of living increases and an allowance for equivalent benefits enjoyed by Company personnel, through October 2001. In October 2001 AZCO informed Management that the management agreement would not be renewed.

      Effective November 19, 1996 and October 23, 1998 Management Agreements were provided to both Messrs. Modesto and Simmerman, respectively, that are effective in the event of a change in control of AZCO. The Management Agreements provide for a lump sum distribution in an amount (taking into account all other applicable change in control payments by AZCO) not to exceed 299% of the base amount as defined in IRC Section 280G(b) upon a change in control of AZCO. Such "base amount" is generally equivalent to the applicable person's average annual compensation from AZCO includable in his gross income over the preceding five years. Change of control is therein defined to include only the following circumstances:

   (i) the acquisition (whether direct or indirect) of shares in excess of 20 percent of the outstanding shares of common stock of AZCO by a person or group of persons, other than through a public equity offering by AZCO;

  (ii) the occurrence of any transaction relating to AZCO required to be described pursuant to the requirements of item 6(e) of Schedule 14A of Regulation 14A of the SEC under the Securities and Exchange Act of 1934; or

 (iii) any change in the composition of the Board of Directors of AZCO resulting in a majority of the present directors not constituting a majority; provided, that in making such determination directors who were elected by, or on the recommendation of, such present majority, shall be excluded.

      Effective August 15, 1994 for Mr. Hodges, and effective December 8, 1999 for Mr. Olson, director's agreements (collectively, the "Director's Agreements") were provided to each of the above that are also effective in the event of a change in control of AZCO. These Director's Agreements provide for a lump sum distribution not to exceed $100,000 upon a change in control of AZCO. Change in control has the same definition as set forth above in connection with the Management Agreements.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Effective May 16, 2001 Mr. Hodges, Mr. Ratzlaff and Mr. Lightner were appointed as AZCO's Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information, as of September 30, 2001, with respect to the beneficial ownership of AZCO's common stock by each person known by AZCO to be the beneficial owner of more than five percent of its outstanding common stock, by each director of AZCO, by each Named Executive Officer and by all officers and directors of AZCO as a group. Unless otherwise noted each shareholder has sole investment and voting power over the shares owned.


--------------------------------------------------------------------------------
    Name and Address                 Type of         Number of        Percent of
   Of Beneficial Owner              Ownership         Shares            Class
--------------------------------------------------------------------------------
Lawrence G. Olson                   Record and      1,778,700(1)        5.90%
3045 S. 35th Avenue                 Beneficial
Phoenix, AZ 85009
--------------------------------------------------------------------------------
Paul A. Hodges                      Record and       113,000(2)           *
4536 N. Via Bellas Catalinas        Beneficial
Tucson, AZ  85718
--------------------------------------------------------------------------------
Stanley A. Ratzlaff                 Record and       160,000(3)           *
5565 Eagle Point Circle             Beneficial
Westlake Village, CA 91362
--------------------------------------------------------------------------------
M. William Lightner Jr.             Record and       105,000(4)           *
23871 Sanctuary Lakes Court         Beneficial
Bonita Springs, FL 34134
--------------------------------------------------------------------------------
Ryan A. Modesto                     Record and       175,000(5)
PO Box 1895                         Beneficial                            *
Ferndale, WA 98248
--------------------------------------------------------------------------------
Gary L. Simmerman                   Record and       315,000(6)         1.04%
1211 W. Crystal Palace Place        Beneficial
Oro Valley, AZ 85737
--------------------------------------------------------------------------------
Officers & Directors                Record and       2,646,700          8.56%
As a Group (6 persons)              Beneficial
--------------------------------------------------------------------------------

* indicates less than 1%

(1) Includes an option to acquire 100,000 shares at an exercise price of CDN $1.05 per share.

(2) Includes options to acquire 50,000 shares at an exercise price of CDN $1.05 per share and 50,000 shares at an exercise price of CDN $0.70 per share.

(3) Includes options to acquire 100,000 shares at an exercise price of US $0.90 per share

(4) Includes options to acquire 100,000 shares at an exercise price of US $0.69 per share

(5) Represents options to acquire 120,000 shares at an exercise price of CDN $1.05 per share, 20,000 shares at an exercise price of CDN $0.70 per share and 30,000 shares at an exercise price of CDN $0.80 per share.

(6) Includes options to acquire 210,000 shares at an exercise price of CDN $1.05 per share, 25,000 shares at an exercise price of CDN $0.70 per share, 30,000 shares at an exercise price of CDN $0.80 per share and 50,000 shares at a price of CDN $0.95 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 9, 1999 AZCO completed the acquisition of Arizona Mica, which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. This acquisition was accomplished through the merger of Arizona Mica with and into AZCO's wholly owned subsidiary, Sanchez, with Sanchez being the surviving corporation in the merger. Sanchez has subsequently changed its name to AZCO Mica, Inc. In connection with the merger AZCO issued an aggregate of 4,500,000 shares (the "Shares") of its common stock to the three shareholders of Arizona Mica, Messrs. Lawrence G. Olson, John O. Rud and Floyd R. Bleak, with each such shareholder receiving 1,500,000 Shares of AZCO's common stock. The Shares were issued as "restricted securities", as that term is defined in Rule 144 promulgated under the U.S. Securities Act of 1933, as amended (the "Act"), and the certificates representing the Shares bore a restrictive legend permitting transfer only pursuant to registration or applicable exemption under the Act.

      As part of the merger transaction Messrs. Olson, Bleak and Rud also entered into a Voting Agreement (the "Voting Agreement") with AZCO, Arizona Mica and Messrs. Alan P. Lindsay and Anthony R. Harvey, who are officers, directors and shareholders of AZCO. The Voting Agreement has a term of five years commencing March 9,1999 and the principal provisions of the Voting Agreement are as follows:

1. Messrs. Olson, Rud and Bleak each grant to the management of AZCO, as such may exist from time to time, the right to vote their Shares in favor of the nominees to AZCO's Board of Directors proposed by management at any meeting of shareholders of AZCO. This provision is implemented through the grant of an irrevocable proxy by Messrs. Olson, Rud and Bleak to such member of the Board of Directors of AZCO as the Board of Directors may specify from time to time;

2. AZCO agrees to appoint one nominee (the "Nominee") of Messrs. Olson, Rud and Bleak to AZCO's Board of Directors and agrees to include the Nominee in the management's slate of director's nominees at any meeting, of the Shareholders of AZCO;

3. Messrs. Olson, Rud and Bleak are permitted to sell, assign or otherwise transfer the Shares covered by the Voting Agreement provided that such transfers comply with applicable securities laws. Any Shares so transferred will no longer be subject to the terms of the Voting Agreement;

      Lawrence G. Olson, a director of AZCO since March 15, 1999, and Chairman, CEO and President since October 24, 2000, is the owner of Olson Precast of Arizona Inc. ("Precast"). Precast, through a closed bidding arrangement, was awarded the concrete contract on AZCO's Glendale, Arizona, mica processing facility. Precast was compensated a total of $141,385 for the contract in May 1999.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)

1. Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1 through F-22.

2. Financial Statement Schedules - Reference is made to the Financial Statement Schedules on page F-22.

3.    Exhibits -- See the Exhibit Index following the Signature Page.

(b)   REPORTS ON FORM 8K:

            None.

AZCO MINING INC. (DELAWARE)
FORM 10-K
ITEM 8, ITEM 14(a) (1) AND (2)
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                                                            PAGE
The following financial statements required to be included in Item 8 are listed below:

     Report of Independent Accountants                                                                      F - 2

     Consolidated Balance Sheets as of June 30, 2001 and 2000                                               F - 3

     Consolidated Statements of Loss for the fiscal years
       ended June 30, 2001, 2000 and 1999                                                                   F - 4

     Consolidated Statements of Stockholders' Equity for the fiscal years
       ended June 30, 2001, 2000 and 1999                                                                   F - 5

     Consolidated Statements of Cash Flows for the fiscal years
       ended June 30, 2001, 2000 and 1999                                                                   F - 6

     Notes to Consolidated Financial Statements                                                             F - 7

The following financial statement schedule of the Registrant is included in Item 14(a) (2):

     Schedule II - Valuation and Qualifying Accounts for the fiscal years
       ended June 30, 2001, 2000 and 1999                                                                  F - 20



Schedules other than the one listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the consolidated financial statements or related notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Azco Mining Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Azco Mining Inc. and subsidiary at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  PRICEWATERHOUSECOOPERS LLP


     PricewaterhouseCoopers LLP
     Phoenix, Arizona
     October 11, 2001

AZCO MINING INC. (DELAWARE)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND 2000

                                                                    2001              2000
                           ASSETS
Current assets:
    Cash and cash equivalents                                   $     39,920      $  4,324,886
    Prepaids and other                                               159,409           124,077
    Inventories (Note 5)                                           1,061,447         1,000,778
                                                                ------------      ------------
                                                                   1,260,776         5,449,741

Capital assets:
    Mineral properties, plant and equipment, net (Note 8)         10,130,668         7,933,857
    Other capital assets, net (Note 9)                               407,421           247,725
                                                                ------------      ------------
                                                                  10,538,089         8,181,582

Restricted cash (Note 4)                                             190,400           190,400
Investment and advances (Note 7)                                          --            50,588
                                                                ------------      ------------
        Total assets                                            $ 11,989,265      $ 13,872,311
                                                                ============      ============

                        LIABILITIES
Current liabilities:
    Accounts payable and accrued liabilities                    $    690,719      $    375,628
    Note payable (Note 6)                                            800,000                --
                                                                ------------      ------------
                                                                   1,490,719           375,628

Other liabilities (Note 10)                                          341,143           190,400

Contingencies and commitments (Note 14)

Stockholders equity:
    Capital stock:
      Authorized 100,000,000 common shares with a par value
        of $0.002 per share
      Issued and outstanding 30,050,621 (2000 - 29,887,121)           60,101            59,774
      Additional paid-in capital                                  28,753,656        28,537,487
      Deficit                                                    (18,656,354)      (15,290,978)
                                                                ------------      ------------
                                                                  10,157,403        13,306,283
                                                                ------------      ------------
        Total liabilities and stockholders' equity              $ 11,989,265      $ 13,872,311
                                                                ============      ============


   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF LOSS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                2001              2000              1999
REVENUE
Sales                                       $     17,600      $         --      $         --
                                            ------------      ------------      ------------

OPERATING COSTS AND EXPENSES
Cost of sales                                      8,800                --                --
Salaries                                         430,111         1,009,682         1,091,914
General and administrative                       695,656         1,027,582         1,301,590
Exploration                                      438,539           697,388         3,041,175
Loss on investments (Note 7)                       3,894           250,000                --
Depreciation and amortization                     93,860           133,174            14,904
Inventory and capital asset write-downs        1,817,456           424,287                --
Production start-up costs                             --           947,511                --
Reclamation                                          371             2,052                --
                                            ------------      ------------      ------------
                                               3,488,687         4,491,676         5,449,583
                                            ------------      ------------      ------------
Operating loss                                (3,471,087)       (4,491,676)       (5,449,583)
Interest income, net                             104,731           314,690           905,891
Other income                                         980           277,500            11,500
                                            ------------      ------------      ------------
Loss before income taxes                      (3,365,376)       (3,899,486)       (4,532,192)
Income tax benefit                                    --                --             4,186
                                            ------------      ------------      ------------
Loss for the year                             (3,365,376)       (3,899,486)       (4,528,006)
                                            ------------      ------------      ------------
Basic loss per common share                 $      (0.11)     $      (0.13)     $      (0.17)
Diluted loss per common share               $      (0.11)     $      (0.13)     $      (0.17)
Weighted average number of common
  shares outstanding                          29,964,636        29,846,839        26,787,226
                                            ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                        COMMON SHARES
                              ------------------------------       ADDITIONAL         RETAINED
                                NUMBER OF                            PAID-IN          EARNINGS
                                 SHARES            AMOUNT            CAPITAL          (DEFICIT)           TOTAL
                              ------------      ------------      ------------      ------------      ------------
Balance, June 30, 1998          25,680,497      $     51,361      $ 25,999,733      $ (6,863,486)     $ 19,187,608

Stock options exercised             50,000               100            34,917                --            35,017
Issued for exploration
  property interests               405,000               810           261,690                --           262,500
Issued for acquisition
  (Note 8)                       4,500,000             9,000         2,280,388                --         2,289,388
Repurchase of Company's
  shares                          (803,376)           (1,607)         (465,767)               --          (467,374)
Stock option compensation               --                --           186,600                --           186,600
Loss for the year                       --                --                --        (4,528,006)       (4,528,006)
                              ------------      ------------      ------------      ------------      ------------
Balance, June 30, 1999          29,832,121            59,664        28,297,561       (11,391,492)       16,965,733

Stock options exercised             55,000               110            38,026                --            38,136
Stock option compensation               --                --           201,900                --           201,900
Loss for the year                       --                --                --        (3,899,486)       (3,899,486)
                              ------------      ------------      ------------      ------------      ------------
Balance, June 30, 2000          29,887,121            59,774        28,537,487       (15,290,978)       13,306,283

Stock options exercised            163,500               327            96,564                --            96,891
Warrants (Note 6)                       --                --           119,605                --           119,605
Loss for the year                       --                --                --        (3,365,376)       (3,365,376)
                              ------------      ------------      ------------      ------------      ------------
Balance, June 30, 2001          30,050,621      $     60,101      $ 28,753,656      $(18,656,354)     $ 10,157,403
                              ============      ============      ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                           2001              2000              1999
Cash flows from operating activities:
    Loss for the year                                  $ (3,365,376)     $ (3,899,486)     $ (4,528,006)
    Items not affecting cash:
      Depreciation and amortization                          93,860           133,174            14,904
      Stock option compensation expense                          --           201,900           186,600
      Issuance of common stock for property
        interest                                                 --                --           262,500
      Gain on sale of furniture and equipment                  (980)               --            (1,500)
      Loss on write-down/sale of investments                  3,894           250,000         1,241,359
      Loss on write-down of mineral properties,
        plant and equipment                                 349,744                --                --
      Amortization of warrant value                          34,885                --                --
    Net change in assets and liabilities:
      Prepaids and other                                     49,388           (20,729)          105,438
      Income taxes receivable                                    --                --           782,000
      Inventories                                           (60,669)       (1,000,778)               --
      Accounts payable and accrued liabilities              232,981           178,044            45,923
                                                       ------------      ------------      ------------
           Cash flows used in operations                 (2,662,273)       (4,157,875)       (1,890,782)
                                                       ------------      ------------      ------------

Cash flows from investing activities:
    Sale of Minera Cortez Resources Ltd. shares              46,694                --                --
    Investment in Calgem, Inc.                                   --          (250,000)               --
    Purchase of capital assets                                   --          (298,974)           (7,485)
    Proceeds from sale of furniture and equipment               980                --             1,500
    Purchase of Minera Cortez Resources Ltd.
      shares                                                     --                --           (16,533)
    Purchase of investment in OAL                                --                --        (1,140,636)
    Purchase of mineral properties, plant and
      equipment                                          (2,558,537)       (2,922,174)       (2,744,581)
    Restricted cash                                              --          (190,400)           16,165
                                                       ------------      ------------      ------------
           Cash flows used in investing activities       (2,510,863)       (3,661,548)       (3,891,570)
                                                       ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of note payable                  800,000                --                --
    Proceeds from exercise of stock options                  96,891            38,136            35,017
    Payments on capital lease obligations                    (8,721)               --                --
    Purchase of treasury stock                                   --                --          (467,374)
                                                       ------------      ------------      ------------
           Cash flows from (used in) financing              888,170            38,136          (432,357)
                                                       ------------      ------------      ------------

Decrease in cash and cash equivalents                    (4,284,966)       (7,781,287)       (6,214,709)
Cash and cash equivalents, beginning of year              4,324,886        12,106,173        18,320,882
                                                       ------------      ------------      ------------
Cash and cash equivalents, end of year                 $     39,920      $  4,324,886      $ 12,106,173
                                                       ============      ============      ============




   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND GOING CONCERN

         Azco Mining Inc. (the Company) is a mining company incorporated in Delaware. Its general business strategy is to acquire, explore and develop mineral properties. The Company's principal assets are the 100% owned Black Canyon Mica Project in Arizona and a 30% interest in the Piedras Verdes Project in Sonora, Mexico.

         Construction of the crushing and concentration equipment needed to process mica ore from the Black Canyon Mica Project has been completed, with production expected to commence in November 2001. Start-up costs related to the project during the period from April 1, 2000 to June 30, 2001 have been expensed. During this period, samples of the Company's mica products have been issued to potential customers for testing.

         Although the Company has taken steps, consistent with usual industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has suffered recurring losses from operations and as of June 30, 2001 has negative working capital. The Company requires additional funds to continue operations, including production and marketing of Mica products, and other exploration commitments on mineral properties, and to meet other obligations as they are due. Management is actively seeking additional financing and possible joint venture agreements, however there is no assurance that these efforts will be successful on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, and which could be significant, should the Company be unable to continue as a going concern.

         In addition, if the Mica project does not achieve commercial production levels or if the Company is unable to successfully market the Mica product during the next 12 months, the Company will need increased additional financing to meet its operating expenses.

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Azco Mica, Inc., a Delaware corporation.

         CASH AND CASH EQUIVALENTS

         The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

         CAPITAL ASSETS

         Land, buildings, plant, equipment, and vehicles are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company expenses prospecting and exploration costs, but capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility. Gains or losses resulting from the sale or abandonment of mineral properties are included in operations. Proceeds from sales of properties in which the Company has retained an economic interest are credited against property costs.

         Mineral properties (including deferred development costs), plant and equipment are amortized on the units-of-production basis using proven and probable reserves. Office buildings, furniture, equipment, and vehicles are depreciated over their estimated useful lives (3 - 15 years) using the straight-line method.

         PROPERTY EVALUATION

         Recoverability of the investment in the Mica project is assessed using estimates of proven and probable ore reserves, estimated future prices (considering historical and current prices, price trends, and related factors), operating capital, and reclamation costs on an undiscounted basis. Where capitalized costs are not recoverable, reductions in the carrying value would be recorded to the extent the remaining investment exceeds the estimate of fair value. Changes in the geological and engineering interpretations of ore bodies, product prices and operating costs may change the Company's estimate of proven and probable reserves. It is reasonably possible that the Company's estimate of proven and probable reserves may change in the future resulting in additional charges for depreciation, amortization and reclamation in future reporting periods.

         ENVIRONMENTAL AND RECLAMATION COSTS

         Estimated costs of decommission and reclamation associated with mineral properties, plant and equipment, pursuant to regulatory and other requirements, are expensed over the life of the mine through periodic charges to earnings using the unit-of-production method.

         REVENUE RECOGNITION

         The Company recognizes the sale of mica when an agreement of sale exists, product delivery has occurred, and title has transferred.

         INVENTORIES

         Inventories are recorded at the lower of cost and net realizable value. Cost is determined on a weighted average basis and includes all costs in bringing the inventory to its present location and condition. Net realizable value is the price at which inventories can be sold in the normal course of business after allowing for the cost of completion and sale.

         INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax assets and liabilities are recognized for the expected future tax consequences of amounts that have been included in the financial statements and income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         STOCK-BASED COMPENSATION

         The Company has elected to account for employee stock options granted using Accounting Principles Board Opinion No. 25 (APB No. 25). Note 11 contains the proforma effects on reported results of operations if the Company had chosen to recognize compensation cost based on the fair value of options granted pursuant to Statement of Financial Accounting Standards No. 123 (SFAS 123). The fair value of options granted to non-employees is expensed as compensation when options are granted, and a corresponding amount is credited to stockholders' equity.

         PRESENTATION

         Certain reclassifications have been made to prior years' amounts to conform with current year presentation.

3.       CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company invests its cash and cash equivalents in high quality issuers. The Company, in the normal course of business, has maintained cash balances in excess of the Federal Deposit Insurance Corporation's insurance limit. At June 30, 2001 and 2000, cash equivalents of $141,000 and $4,200,000, respectively, were invested with one bank's trust and institutional portfolio department.

4.       RESTRICTED CASH

         As part of the reclamation deposit required for the Black Canyon Mica property, the Company has restricted cash of $190,400, comprising:

             - $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and

             - $140,400 in an irrevocable letter of credit to the U.S. Bureau of Land Management which expires on October 25, 2002.

         Both of the amounts will be held until all terms and conditions of the reclamation agreement have been fulfilled or a satisfactory replacement bond has been accepted.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INVENTORIES

                                                      2001               2002
              Broken ore                           $  814,107         $  839,146
              Work-in-process                         187,540            123,033
              Finished goods                           59,800             38,599
                                                   ----------         ----------
                                                   $1,061,447         $1,000,778
                                                   ==========         ==========


6.       NOTE PAYABLE AND WARRANTS

         On March 14, 2001, the Company received an unsecured loan of $800,000 from a related party with an interest rate equal to the prime rate plus one percentage point, and due on March 14, 2002. In connection with this loan, the Company issued a warrant to purchase 300,000 shares of common stock at $0.70 per share. This warrant vested in September 2001 and is exercisable until September 2006.

7.       INVESTMENT AND ADVANCES

         INVESTMENTS

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

         During June 2001, the Company sold its 300,000 share interest in Cortez for Cdn. $0.25 per share. The sale resulted in a $4,000 loss from movement in the foreign currency exchange.

         Effective on August 9, 1999, the Company entered into an "Agreement in Principle" (the AIP) with each of Thomas Ford and Calgem, Inc., a company wholly-owned by Mr. Ford, (collectively, Calgem), pursuant to which Calgem therein granted the Company an option to purchase all of the issued and outstanding shares and/or business assets of Calgem, a company that auctions coloured gemstones on television. In accordance with the terms and conditions of the AIP, the Company had advanced, by way of a loan to Calgem, an aggregate of $250,000. A senior fixed and floating charge on all of the assets of Calgem was to be pledged as collateral for the loan together with interest accruing thereon at a rate of 10% per annum. The AIP has expired and the Company wrote off the loan during the year ended June 30, 2000 as it had not been successful in contacting Calgem to discuss either repayment terms or the establishment of the security for the loan.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       INVESTMENT AND ADVANCES (CONTINUED)

         ADVANCES

         On May 22, 1998, the Company entered into an agreement to purchase a $1,500,000 convertible debenture of Oro Argentina Limited (OAL) for the purpose of financing the first phase of the Chiqua White Bentonite Project ("the Project"), located in San Juan, Argentina, and the option payments of OAL. OAL had an option to acquire a 50% interest in the Project, pursuant to an agreement dated February 2, 1998 between OAL and Pierre Martre. The debenture bore interest at 12% per annum and was due on September 1, 2000. On September 1, 1999, OAL defaulted on the interest payment, and the Company decided to expense, in fiscal 1999, all costs related to this project, resulting in a charge to exploration expense of $1,241,359. The Company retains no interest or obligation with respect to this Project.

8.       MINERAL PROPERTIES, PLANT AND EQUIPMENT

                                                                2001              2000
              Mineral properties                            $  2,219,996      $  2,219,996
              Mining and processing plant and equipment        6,882,869         4,669,266
              Development costs                                1,104,966         1,109,881
              Accumulated amortization                           (77,163)          (65,286)
                                                            ------------      ------------
                                                            $ 10,130,668      $  7,933,857
                                                            ============      ============

         BLACK CANYON MICA PROJECT

         On March 9, 1999, the Company acquired Arizona Mica Properties, Inc.
         (AMPI) owner of the Black Canyon Mica Project, a mineral property of mica ore and a pilot processing plant situated near Phoenix, Arizona. AMPI was merged with a wholly-owned subsidiary and renamed Azco Mica Inc.

         The acquisition has been accounted for by the purchase method. The Company issued to the principals of AMPI 4,500,000 shares of common stock (subject to certain trading and voting trust restrictions) with a value of $2,289,388, in exchange for all the outstanding shares of AMPI.

         PIEDRAS VERDES PROJECT

         The Piedras Verdes Project is located in southern Sonora, Mexico. During the year ended June 30, 1996, the Company sold 70% of its interest in the Piedras Verdes Project to Phelps Dodge Corporation (Phelps Dodge).

         Under the terms of the sales agreement with Phelps Dodge, all assets and commitments related to this project were transferred to a separate company incorporated as Cobre del Mayo, S.A. de C.V. (Cobre). The Company maintains a 30% interest and Phelps Dodge a 70% interest in Cobre. Under the terms of the Shareholders' and Operator's Agreement among Phelps Dodge, Cobre del Mayo, Inc., the Company, and Cobre, the Company committed to provide up to $3,000,000 for costs required to bring the Piedras Verdes Project to the feasibility stage. As at June 30, 2001, the Company has advanced $4,486,184 towards the project. The Company also committed to funding its 30% of expenditures incurred in the feasibility stage. The Company is expensing all costs related to the project.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       MINERAL PROPERTIES, PLANT AND EQUIPMENT (CONTINUED)

         On March 4, 1997, Cobre entered into a mining exploration and exploitation agreement with Compania Minera Serrana, S.A. de C.V., the mineral property lessor. Under the terms of this new agreement, Cobre has the following commitments to be funded 70% by Phelps Dodge and 30% by the Company:

                a. $10,000 per month from the execution of the agreement until production begins;

                b. three payments of $299,035 due on the date of execution and on the first and second anniversaries of the date of execution (paid);

                c. royalties equal to 3% of the net value of mineral production; and

                d. advance royalties of $1,000,000 on the third through fifth anniversaries of the date of execution, and $1,500,000 on the sixth through eleventh anniversaries if commercial production is not met by those anniversary dates, provided the average copper price is above $0.90 per pound for eight of the previous 12 months, otherwise the advanced royalty is reduced by 75%.

         In the year ended June 30, 2001, Cobre made advanced royalty payments of $250,000. These amounts are not recoverable if Cobre does not proceed with the project. If the Company does not fund its share of expenditures, the 30% interest is subject to dilution under the shareholders agreement. At June 30, 2001, the Company owed $36,000 against $192,300 incurred during the year.

         Following the results of a pre-feasibility study carried out by Phelps Dodge and announced in November 1998, Cobre has approved and initiated a $3,600,000 work budget advancing the project towards a bankable feasibility. This work has been temporarily curtailed due to low copper prices.

         MALI CONCESSIONS

         On March 31, 1999, the Company announced that it had entered into a joint venture with Randgold Resources Ltd. (Randgold) whereby Randgold acquired the right to earn up to 75% of the Company's interest in certain mineral concessions in Mali, West Africa. To earn this interest, Randgold agreed, over the next 36 months, to conduct exploration of the concessions at a minimum cost of $2,000,000, with the aim of establishing whether there is a viable economic gold resource, as defined in the agreement, of at least one million ounces. Thereafter Randgold was to prepare a Bankable Feasibility Study on any such resource within a further 12 months. In September 2001, Randgold terminated the agreement. The Company has no plans to renew the concessions or work commitment with the Mali government.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       OTHER CAPITAL ASSETS

                                                       2001
                                   --------------------------------------------
                                                   ACCUMULATED
                                     COST          DEPRECIATION           NET
                                   --------          --------          --------
Land and office buildings          $152,997          $ 17,815          $135,182
Furniture and equipment             381,383           130,775           250,608
Vehicles                             81,146            59,515            21,631
                                   --------          --------          --------
                                   $615,526          $208,105          $407,421
                                   ========          ========          ========

                                                       2000
                                   --------------------------------------------
                                                    ACCUMULATED
                                     COST           DEPRECIATION          NET
                                   --------          --------          --------
Land and office buildings          $152,521          $  7,626          $144,895
Furniture and equipment             139,809            85,647            54,162
Vehicles                             81,146            32,478            48,668
                                   --------          --------          --------
                                   $373,476          $125,751          $247,725
                                   ========          ========          ========

10.      OTHER LIABILITIES

                                 2001              2000
                               --------          --------
Reclamation provision          $190,400          $190,400
Capital leases                  150,743                --
                               --------          --------
                               $341,143          $190,400
                               ========          ========

The Company has provided for decommissioning and reclamation of the Black Canyon mine site at the cost estimate established with the Federal Bureau of Land Management.

The corresponding deferred expense included in mineral property, plant and equipment is being amortized to operating results on a unit-of-production basis.

Capital leases amount represents the long-term portion of capital leases (see
Note 14).

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.      STOCK OPTIONS AND WARRANTS

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

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method proscribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for fiscal 2001: risk-free interest rate from 4.42% to 4.71%, no dividend, volatility factor of the expected market price of the Company's common stock of 0.9, and an expected life of three years.

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

         For the purposes of pro forma disclosure, the estimated fair value of the options of $116,012 (2000 - $34,870; 1999 - $303,580) is expensed when the options are granted as the Company's stock options are fully vested when granted. An additional $24,918 has been recognized in conjunction with the issuance of stock warrants. Additional fair value of the options of $0 (2000 - $0; 1999 - $269,760) was expensed when certain options were repriced during the year. The Company's pro forma information for fiscal 2001, 2000 and 1999 is as follows:

                                      2001              2000            1999

Proforma loss                     $(3,456,470)      $(3,934,356)    $(4,831,586)
Proforma basic loss per share           (0.12)            (0.13)          (0.18)
Proforma diluted loss per share         (0.12)            (0.13)          (0.18)

         The estimated fair value of options granted to non-employees during fiscal 2000 and 1999 of $201,900 and $186,600, respectively, has been credited to paid-in capital and shown as a charge to salaries in the Consolidated Statement of Loss.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.      STOCK OPTIONS AND WARRANTS (CONTINUED)

         Plan activity for the years ended June 30, 2001, 2000 and 1999 was as follows:

                                                 STOCK OPTIONS                  STOCK WARRANTS
                                         ------------------------------  ------------------------------
                                                            Weighted                        Weighted
                                                            Average                         Average
                                                            Exercise                        Exercise
                                             Shares          Price           Shares          Price
                                         ---------------  -------------  ---------------  -------------
June 30, 1998                                 2,159,500          $2.03                -
Granted                                       1,580,000           1.09
Canceled                                       (175,000)          2.11
Expired                                         (50,000)          1.05
                                         ---------------                 ---------------
Balance - outstanding June 30, 1999           3,514,500           1.32                -
Granted                                         390,000           1.46
Canceled                                       (300,000)          2.12
Expired                                         (55,000)          1.02
                                         ---------------                 ---------------
Balance - outstanding June 30, 2000           3,549,500           1.28                -
Granted                                         250,000           1.15          300,000           0.70
Canceled                                       (820,500)          1.61
Expired                                        (163,500)          0.91
                                         ---------------                 ---------------

Balance - outstanding June 30, 2001           2,815,500           1.13          300,000           0.70
                                         ===============                 ===============

         At June 30, 2001 and 2000, 1,408,924 and 838,424 shares of common stock, respectively, were reserved for future grants of options.

         Of the 2,815,500 stock options outstanding at June 30, 2001, 885,000 stock options were issued to directors, employees or key advisors of the Company.

         Stock options exercisable at June 30, 2001 include the following:

                                                                     WEIGHTED             WEIGHTED
                                                                      AVERAGE             AVERAGE
                                                NUMBER OF         EXERCISE PRICE         REMAINING
                                                  SHARES              CDN. $                LIFE
                                             -----------------  --------------------  -----------------
Cdn. $0.70 to Cdn. $1.05                            2,191,500                  0.96          32 months
U.S. $0.90 to U.S. $1.20                              484,000                  1.50          21 months
Cdn. $2.15 to Cdn. $2.65                              140,000                  2.51           9 months
                                             -----------------
                                                    2,815,500
                                             =================

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.      INCOME TAXES

         The income tax benefit is as follows:

                                    1999
                                   ------
Current:
    Federal                        $4,186
    State                              --
                                   ------
Total tax benefit                  $4,186
                                   ======

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes, as shown:



                                     2001              2000             1999
                                  -----------      -----------      -----------
Tax benefit at the federal
  statutory rate                  $ 1,144,228      $ 1,325,825      $ 1,524,583
State tax                             168,269          194,974          403,566
Change in valuation allowance      (1,354,345)      (1,471,093)      (1,133,208)
Deferred tax asset recognized              --          (77,700)        (754,800)
Other                                  41,848           27,994          (35,955)
                                  -----------      -----------      -----------
Tax benefit                       $        --      $        --      $     4,186
                                  ===========      ===========      ===========

The components of the deferred tax asset and deferred tax liability at June 30, 2001 and 2000 are as follows:

                                         2001               2000
                                      -----------       -----------
Deferred tax asset:
    Federal net operating loss
      carryforward                    $ 3,226,553       $ 1,875,540
    State net operating loss
      carryforward                        725,672           984,400
    Foreign mineral properties          2,064,037         1,943,300
    Inventories                           878,490           164,970
    Other                                      --            43,583
    Valuation allowance                (5,732,807)       (4,179,293)
                                      -----------       -----------
Net deferred tax asset                  1,161,945           832,500
Deferred tax liability:
    Mineral properties, plan and
      equipment                        (1,161,945)         (832,500)
                                      -----------       -----------
                                      $        --       $        --
                                      ===========       ===========

At June 30, 2001, the Company had net operating loss carryforwards for Arizona income tax purposes of approximately $14.5 million (2000 - $12.2 million). These losses expire in the amount of $5.3 million on June 30, 2002, $2.3 million on June 30, 2003, $1.5 million on June 30, 2004, $3.1 million on June 30, 2005, and $2.3 million on June 30, 2006.

At June 30, 2001, the Company had net operating loss carryforward for federal income tax purposes of approximately $9.5 million (2000- $5.6 million). These losses expire between June 30, 2019 and June 30, 2020.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.      EARNINGS (LOSS) PER SHARE

         Basic earnings per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of EPS for fiscal 2001, 2000 and 1999:

                                           2001                2000              1999
                                       ------------       ------------       ------------
Loss applicable to basic and diluted
  loss per share                       $ (3,365,376)      $ (3,899,486)      $ (4,528,006)
Weighted average number of common
  shares assuming no dilution            29,964,636         29,846,839         26,787,226
Weighted average common shares
  applicable to income per common
  share                                  29,964,636         29,846,839         26,787,226
Weighted average number of common
  shares assuming full dilution          29,964,636         29,846,839         26,787,226
Basic loss per common share            $      (0.11)      $      (0.13)      $      (0.17)
Diluted loss per common share          $      (0.11)      $      (0.13)      $      (0.17)

         The impact of outstanding stock options has not been included in the computation of diluted loss per common share as it would be anti-dilutive.

14.      CONTINGENCIES AND COMMITMENTS

         EAGLE RIVER INTERNATIONAL LTD. LITIGATION

         On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River International Ltd. ("Eagle River") served a petition, in the Quebec Superior Court, District of Hull Canada, upon the Company in order to recuperate certain subsidiary stock and other assets from the Company. The jurisdiction of the courts of Quebec is being currently contested before the Supreme Court of Canada. It is the understanding of the Company and its Canadian legal counsel that the Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $4,300,000. In management's opinion, based on information to date, this claim is unfounded.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.      CONTINGENCIES AND COMMITMENTS (CONTINUED)

         TERMINATION OF MANAGEMENT AGREEMENTS

         In October 2000, the Company notified Mr. Alan Lindsay and Mr. Anthony Harvey of its intention to not renew the contracts with each of their personal management companies pursuant to which Mr. Lindsay was employed by the Company as Chief Executive Officer and President and Mr. Harvey was employed by the Company as Executive Vice President and Secretary. These contracts were schedule to expire in February 2001. Mr. Lindsay ceased serving as an officer on October 25, 2000 and resigned as a director of the Company on November 27, 2000. Mr. Harvey ceased serving as an officer on October 25, 2000, and as a director of the Company on May 16, 2001. Messieurs Lindsay and Harvey have demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. The Company, in December 2000, filed a declaratory judgment action in United States District Court for the district of Arizona seeking a declaration that the dispute is not subject to arbitration and further that the Company was not obligated to pay a termination fee under the management contracts. In January 2001, the named defendants filed an answer and counterclaim each seeking an award of damages and prejudgment interest alleged to be owed as termination fee under the management contracts and declaration of stock option rights alleged to be owed them after termination of the management contracts. The litigation is pending with a pretrial conference set for June 3, 2002. No accrual has been made for the termination fees as liability, if any, is not yet determinable.

         EMPLOYMENT AGREEMENTS

         The Company has entered into agreements with two officers and two directors. The agreements provide that if there is a change in control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such acquisition of control, the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code. In addition, the officers will continue to be covered by all of the Company's medical, health, life, and dental plans for 24 months after such cessation of employment. The directors agreements provide for a lump sum cash payment in an amount not to exceed $100,000 in the event of change in control and resignation from the Board.

         LEASE COMMITMENTS

         The Company is obligated under long-term operating and capital leases for its office space in Vancouver, British Columbia and for mining equipment. The aggregate annual commitments under the leases are as follows:

                                            CAPITAL            OPERATING
                                        -----------------   -----------------
2002                                           $  68,805           $  91,197
2003                                              68,805              27,126
2004                                              53,721                   -
2005                                              17,579                   -
2006                                              10,638                   -
                                        -----------------    -----------------
                                                                   $ 118,323
Total minimum lease payments                     219,548     =================

Current                                          (68,805)

                                        -----------------
Long-term                                     $  150,743
                                        =================

         Rental expense for the Company's office space, net of sublease income, for the years ended June 30, 2001, 2000 and 1999 was $34,892, $78,697 and $60,732, respectively.

AZCO MINING INC. (DELAWARE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.      RELATED PARTY TRANSACTIONS

         During the year ended June 30, 2001, the Company paid $138,300 (2000 - $490,200, 1999 - $403,500) in management fees to companies controlled by officers and/or directors. This amount has been included as salaries expense on the Consolidated Statements of Loss. A company owned by a director and officer provided construction services to the Company through a closed bidding arrangement for which it billed $141,385 during the year ended June 30, 2001.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2001 and 2000 due to of the relatively short term nature of these instruments. The fair value of the Company's note payable is indeterminable as it was entered into with a related party in a less than arm's length transaction.

17.      SUPPLEMENTAL CASH FLOW INFORMATION

         During the fiscal year ended June 30, 2001, the Company entered into non-cash capital lease arrangements totaling $241,574 and paid interest on the note payable of $12,101.

18.      NEW PRONOUNCEMENTS

         In August, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently in the process of assessing the impact of the statement.

19.      SUBSEQUENT EVENTS

         In August 2001, the Company entered into a note payable agreement with a third party. The principal amount of the note is $200,000 and bears interest at 12% per annum. Monthly payments are $2,000 with all unpaid principal and interest due in full on August 27, 2002. The note is secured by all real property and equipment at the Company's Glendale, Arizona facilities.

         In August 2001, the Company entered into a stock subscription agreement for the sale of 375,000 shares of the Company's common stock at an aggregate purchase price of $150,000 or $0.40 per share.

         In September 2001, the Company entered into an unsecured loan agreement with a shareholder. The aggregate amount available under the agreement is $200,000. The loan bears interest at the rate of 1% per annum in excess of prime and is due in full on September 3, 2002.

         In connection with each of the loans, the Company issued a warrant to purchase 250,000 shares of common stock at $0.40 per share. The warrants vest in October 2001 and March 2002 and are exercisable until August and September, 2002. The Company has determined that the aggregate fair value of the warrants as of the date of the agreements was approximately $43,000.

AZCO MINING INC. (DELAWARE)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                   (a)                             (b)               (c)                (d)               (e)
                                                Balance at                                            Balance at
                                                Beginning                                                 End
               Descriptions                      of Year          Additions         Deductions          of Year
-------------------------------------------   ---------------   ---------------   ----------------  ----------------
Valuation allowance for deferred
 tax asset (1):
    June 30, 2001                              $  4,179,293      $  1,553,514         $       -      $  5,732,807
    June 30, 2000                                 2,708,200         1,548,793            77,700         4,179,293
    June 30, 1999                                 1,574,992         1,888,008           754,800         2,708,200

(1) For further information, refer to Note 12, Income Taxes, in the Notes to the Consolidated Financial Statements included in Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AZCO MINING INC.


Date: October 15, 2001               By: /s/ Lawrence G. Olson
----------------------                   ---------------------------------------
                                             Lawrence G. Olson
                                             President, Chairman of the Board
                                             and Chief Executive Officer

Date: October 15, 2001               By: /s/ Ryan A. Modesto
----------------------                   ---------------------------------------
                                             Ryan A. Modesto
                                             Vice President Finance and
                                             Corporate Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


     Signature                         Title                        Date
     ---------                         -----                        ----

/s/ Lawrence G. Olson         President, Chairman of the      October 11, 2001
---------------------         Board and Chief Executive
Lawrence G. Olson             Officer

/s/ Paul A. Hodges            Director                        October 11, 2001
---------------------
Paul A. Hodges

/s/ Stanley A. Ratzlaff       Director                        October 11, 2001
-----------------------
Stanley A. Ratzlaff

/s/ M. William Lightner       Director                        October 11, 2001
-----------------------
M. William Lightner

                                 Exhibit Index


            Exhibits
            --------

3.1         Registrant's Certificate of Incorporation dated August 8, 1991(1)

3.2 Articles of Amendment to the Certificate of Incorporation dated December 5, 1991.(1)

3.3         Registrant's Amended By-laws.(2)

4.1 Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada.(2)

4.2         Specimen stock certificate.(3)

10.1        Agreements for Piedras Verdes property. (1)

10.2 Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge. (2)

10.3 Memorandum of Agreement between West Africa Gold & Exploration Ltd., Eagle, Lion and the Registrant. (4)

10.4 Management Agreement dated February 1, 1998 between the Registrant and ARH Management Ltd. (5)

10.5 Management Agreement dated February 1, 1998 between the Registrant and Alan Lindsay and Associates, Ltd. (5)

10.6 Debenture Agreement dated May 22, 1998, where Registrant purchases a $1,500,000 convertible debenture of Oro Argentina Limited. (5)

10.7 Right of First Refusal Agreement dated June 18, 1998 between the Registrant and Minera Cortez Resources Ltd. (5)

10.8 Mineral Property Option Agreement dated July 21, 1998, for the La Adelita property, between the Registrant and Minera Cortez Resources Ltd. (5)

10.9 Change in control Management Agreements between the Registrant and each of Mr. Modesto. (5)

10.10 Change in control Director's Agreements between the Registrant and Mr. Hodges. (5)

10.11       Cobre del Mayo, S.A. de C.V. Shareholders' & Operator's Agreement.
            (5)

10.12 Agreement and Plan of Merger of Arizona Mica into Sanchez dated March 10, 1999. (6)

10.13 Shareholder's Agreement between the Registrant, Sanou, WAG and Randgold dated March 31, 1999. (7)

10.14 Mineral Property Option Agreement dated May 20, 1999, for the Silverado property, between the Registrant and Minera Cortez Resources Ltd. (7)

10.15 AIP dated August 9, 1999 between the Registrant Mr. Thomas Ford and Calgem. (7)

10.16* $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated March 15,2001.

21.1*       Subsidiaries of the Registrant.

23.1*       Consent of PricewaterhouseCoopers.

----------

(1) Incorporated by reference from Exhibit nos. 3.1, 3.2 and 10.10 from the Registrant's Registration Statement on Form S-4 (File No. 33-45162).

(2) Incorporated by reference from exhibit nos. 3.3, 3.4 and 10.20 from the Registrant's Annual Report on Form 10-K(a) for the fiscal year ended June 30, 1995.

(3) Incorporated by reference from Exhibit no. 1 from the Registrant's Registration Statement on Form 8-A that was filed with the SEC on July 21, 1992.

(4) Incorporated by reference from exhibit no. 10.10 from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(5) Incorporated by reference from exhibit nos. 10.7, 10.8, 10.10, 10.12, 10.13, 10.15, 10.16 and 10.17 from the Registrant's
      Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(6) Incorporated by reference from exhibit no. 1 from the Registrant's Form 8K filed with the SEC and dated March 9, 1999.

(7) Incorporated by reference from exhibit no. 10.15, 10.16 and 10.17 from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

*     Filed herewith.