Form 10QSB
period 2001-09-30
AZCO MINING INC
filed 2001-11-14
CIK 851726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number 0-20430

                                AZCO MINING INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             84-1094315
         --------                                             ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                           Identification No.)

                             7239 N. El Mirage Road
                             Glendale, Arizona 85307
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (623) 935-0774
              (Registrant's telephone number, including area code)


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

Yes   X           No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The Company had 30,050,621 shares of Common Stock outstanding as of November 12, 2001.

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


                                AZCO MINING INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                            September 30, 2001       June 30, 2001
                                                            ------------------       -------------
Current Assets:
  Cash and cash equivalents                                 $    29,305              $    39,920
  Prepaids and other                                             62,560                  159,409
  Inventories                                                 1,066,317                1,061,447
     Total current assets                                     1,158,182                1,260,776
Property and equipment:
  Mineral properties, plant & equipment (note 2)             10,130,668               10,130,668
  Capital assets                                                374,690                  407,421
                                                             10,505,358               10,538,089
Restricted cash                                                 190,400                  190,400
     Total assets                                           $11,853,940              $11,989,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Curent liabilities:

Accounts payable and accrued liabilites                     $   578,158              $   690,719
Notes payable (Note 5)                                        1,350,000                  800,000
     Total current liabilities                              $ 1,928,158              $ 1,490,719

Other liabilities                                               321,941                  341,143

Contingencies and commitments (Note 7)

Stockholders' equity
Common stock $.002 par value, 100,000,000 shares                 60,101                   60,101
authorized:
30,050,121 shares outstanding as of September 30, 2001
and June 30, 2001

Additional paid-in capital                                   28,753,656               28,753,656
Deficit                                                     (19,209,916)             (18,656,354)
                                                              9,603,841               10,157,403
     Total liabilities and stockholders' equity             $11,853,940              $11,989,265


  The accompanying notes are an intergral part of these financial statements.

                                AZCO MINING INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Three Months Ended
                                                                       September 30,
                                                                 2001                2000
                                                                 ----                ----
Expenses:
     Salaries                                                    $    83,622         $   175,221
     General and administrative                                      123,800             192,724
     Exploration $ development                                        47,866             116,995
     Write-down of inventory                                         244,917             461,915
     Interest expense                                                 21,430
     Amortization & depreciation                                      32,730              15,922
     Reclamation                                                                             278

                                                                 $   554,365         $   963,055

Income:
     Interest income                                             $       803         $    65,512
     Other income
                                                                 $       803         $    65,512

Net loss                                                         $  (553,562)        $  (897,543)

Basic loss per common share                                      $     (0.02)        $     (0.03)

Diluted loss per common share                                    $     (0.02)        $     (0.03)

Weighted average common shares                                    30,050,621          29,891,251


   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      2001                2000
                                                                      ----                ----
Cash flows from operating activities:
     Net loss                                                         $    (553,562)      $    (897,543)
     Adjustments to reconcile net loss to net cash
     used in operations:
          Depreciation and amortization                                      32,730              15,922
          Write down of inventory                                           244,917             461,915
     Changes in assets and liabilities, net:
          Prepaid and other assets                                           96,850              26,675
          Inventories                                                      (249,787)           (513,233)
          Accounts payable and accrued liabilities                         (131,763)            (31,973)
Net cash used for operating activities                                     (560,615)           (938,237)

Cash flows from investing activities:
     Purchase of mine property, plant & equipment                               -              (634,075)
Net cash used for investing activities                                          -              (634,075)

Cash flows from financing activity:
     Proceeds from loan                                                     550,000                 -
     Proceeds from exercise of options                                          -                 2,400

Net cash used for financing activity:                                       550,000               2,400

Net decrease in cash and cash equivalents                                   (10,615)         (1,569,912)

Cash and cash equivalents at beginning of                                    39,920           4,324,886

Cash and cash equivalents at end of period                            $      29,305       $   2,754,974


   The accompanying notes are an integral part of these financial statements

AZCO MINING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS'
(Unaudited)


                                         Common                  Additional
                                          Stock                  Paid-In
                                   Shares         Amount         Capital        Deficit
                                   ------         ------         -------        -------
Balance June 30, 2001              30,050,121     $  60,101      $ 28,537,487   $ (18,656,354)

Net loss                                                                             (553,562)

Balance September 30,              30,050,121     $  60,101      $ 28,537,487   $ (19,209,916)


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

Azco Mining Inc. ("Azco" or the "Company") is a mining company incorporated in Delaware. Its general business strategy is to acquire, explore and develop mineral properties. The Company's principal assets are the 100% owned Black Canyon Mica Project in Arizona and a 30% interest in the Piedras Verdes Project in Sonora, Mexico.

Construction of the Black Canyon Mica Project production facilities was completed in the previous fiscal year. Due to current cash constraints production and marketing efforts are progressing only on a limited basis. Additional funding of the project as well as successful marketing efforts will be necessary for the project to reach commercial production.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has suffered recurring losses from operations and has negative working capital as of September 30, 2001. The Company requires additional funds to continue operations, including development of the Mica project and exploration of its mineral properties. Management is actively seeking additional financing and joint venture agreements, however there is no assurance that these efforts will be successful on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, including a provision of impairment for plant and equipment which could be significant, should the Company be unable to continue as a going concern.

In addition, if the Mica project does not achieve commercial production levels or if the Company is unable to successfully market the mica product during the next 12 months, the Company will need increased additional financing to meet its operating expenses.

Note 2. Black Canyon Mica Project (Arizona)

During the quarter ended September 30, 2001 limited production and commissioning of production circuits progressed on a limited basis. Marketing efforts continued as well but additional funding will be necessary to advance the project further.

                                Azco Mining Inc.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

Detail of mica project mineral properties, plant and equipment is as follows:


                                                                           Sept. 30,                  June 30,
                                                                           2001                       2001
                                                                           ----                       ----
Acquisition of mineral properties                                          $         2,219,996        $         2,219,996
Mining and processing plant and equipment                                            6,882,869                  6,882,869
Development costs                                                                    1,104,966                  1,104,966
Accumulated amortization                                                               (77,163)                   (77,163)
                                                                            ------------------          -----------------

Total                                                                      $        10,130,668        $        10,130,668


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


Note 4. Inventories


                                                                          Sept. 30,               June 30,
                                                                          2001                    2001
                                                                          ----                    ----
Broken ore                                                                $           814,107     $          814,107
Work-in-process                                                                       194,410                187,540
Finished goods                                                                         57,800                 59,800
                                                                             ----------------        ---------------
Total                                                                     $         1,066,317     $        1,061,447


During the three-month period ended September 30, 2001 the Company expensed $ 244,917 as an inventory write down representing mica project operating costs incurred in excess of the estimated value of inventories produced during the quarter.

                                Azco Mining Inc.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

Note 5. Short-term note payable and warrants

On August 27, 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from a sophisticated investor. In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $.40 per share. This warrant vests in October 2001 and is excercisable through August 27, 2002.

On September 4, 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from a sophisticated investor and shareholder. In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $.40 per share. This warrant vests in November 2001 and is excercisable through September 4, 2002.

Note 7. Contingencies and Contracts

Termination of Management Agreements
------------------------------------

In October 2000, the Company notified Mr. Alan Lindsay and Mr. Anthony Harvey of its intention to not renew the contracts with each of their personal management companies pursuant to which Mr. Lindsay was employed by the Company as Chief Executive Officer and President and Mr. Harvey was employed by the Company as Executive Vice President and Secretary. These contracts were scheduled to expire in February 2001. Mr. Lindsay ceased serving as an officer of the Company on October 25, 2000 and resigned as a director of the Company on November 27, 2000. Mr. Harvey ceased serving as an officer of the Company on October 25, 2000, and as a director of the Company on May 16, 2001. Messrs. Lindsay and Harvey have demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. The Company has disputed its obligation to pay these amounts and, in December 2000, filed a declaratory judgment action in United States District Court for the district of Arizona seeking a declaration that the dispute is not subject to arbitration and further that the Company was not obligated to pay a termination fee under the management contracts. In January 2001, the named defendants filed an answer and counterclaim each seeking an award of damages and prejudgment interest alleged to be owed as termination fee under the management contracts and declaration of stock option rights alleged to be owed them after termination of the management contracts. The litigation is pending with a pretrial conference set for June 3, 2002. No accrual has been made for the termination fees as a liability, if any, is not yet determinable.

                                Azco Mining Inc.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (Continued)

Litigation
----------

On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recover assets from the Company. The Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000. In management's opinion this claim is unfounded although the eventual outcome of the case is not yet determinable. No accrual has been made for this claim because the Company does not believe it is probable that the case will be determined against the Company.

Note 8. Outstanding Options

At September 30, 2001 2,815,500 options to purchase shares of the Company's common stock were outstanding under the Company's Stock Option Plan. These options are exercisable between $0.46 and $1.75 per common share at varying dates through 2006.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for the 3 months period ended September 30, 2001: risk-free interest 4.61%, no dividend, volatility factor of the expected market price of the Company's stock of 0.62, and an expected life of 5 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: (1) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site; (2) the lack of commercial acceptance of our mica product; (3) changes in environmental laws; (4) problems regarding availability of materials and equipment; (5) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output; and (6) our lack of necessary financial resources to complete development of the mica product, complete relocation of the mica processing equipment to the Black Canyon mica mine site, successfully market our mica product and fund our other capital commitments.

References to "we", "us", "our", and Azco Mining, refer to Azco Mining Inc. and its subsidiaries, on a consolidated basis, unless the context otherwise requires.

General
-------

We were formed in 1988. In December 1995 we sold our Sanchez copper project and a 70% interest in our Mexican copper project, the Piedras Verdes, to Phelps Dodge Corporation for $40 million. All material revenues since the sale have been a result of interest earned on the proceeds of the sale of these assets.

We are currently focused on the start up of our recently constructed operating facilities to produce high quality muscovite mica from our 100% owned Black Canyon mica project located near Phoenix, Arizona. Limited production and marketing efforts continue but additional financing will be necessary to bring the mica project to commercial production levels.

Results of Operations
---------------------

Three Months ended September 30, 2001 compared to Three Months ended September 30, 2000

The net loss for the three months ended September 30, 2001 was $553,562 compared to a net loss of $897,543 for the three months ended September 30, 2000. The decreased net loss is the result of decreased corporate expenses and operating losses during the quarter ended September 30, 2001.

Salaries expense was $83,622 for the three months ended September 30, 2001 compared to $175,221 for the three months ended September 30, 2000. The decrease in salaries expense is due to the closure of the Vancouver office, and the non-renewal of the contracts with the personal management companies of Messrs. Lindsay and Harvey.

General and administrative expense was $123,800 for the three months ended September 30, 2001 compared to $192,724 for the three months ended September 30, 2000. The decrease is due to the closure of the Vancouver office and decreased investor relations activity.

Write-down of inventory expense for the three months ended September 30, 2001 was $244,917 compared to $461,915 for the three months ended September 30, 2000. This decrease in due to the reduced operating activities in the current quarter.

FINANCIAL CONDITION

As of September 30, 2001 we had unrestricted cash of $29,305.

On August 10, 2001, an investor purchased 375,000 shares of Azco's common stock in a private transaction at $0.40 per share for a total of $150,000.

On August 27, 2001, the Company received a one-year $200,000 loan, bearing interest at %12 per annum, from a sophisticated investor. In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $.40 per share. This warrant vests in October 2001 and is excercisable through August 27, 2002.

On September 4, 2001, the Company received a one-year $200,000 loan, bearing interest at %12 per annum, from a sophisticated investor and shareholder. In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $.40 per share. This warrant vests in November 2001 and is excercisable through September 4, 2002.

We believe that for the current fiscal year ended June 30, 2002 Azco will need additional financing to fund our operating and capital requirements. In particular, we anticipate the need for at least $1.5 million of additional financing during the next 9 months, in order to fund the following expected uses:


Mica project operating costs                                    $   700,000
Corporate overhead and other operating expenses                     500,000
Exploration and development                                         300,000
     Total Expected Use of Funds                                $ 1,500,000


If our mica project does not achieve commercial production levels or if we are unable to successfully market the mica product during the next 9 months, we will need increased additional funding to meet our operating expenses.

Under the Cobre del Mayo shareholders agreement, we are obligated to fund 30% of the development expenses incurred in connection with the Piedras Verde project. The type, amount and timing of development are determined at the sole discretion of Phelps Dodge. During the three months and nine months ended September 30, 2001 our share of these development costs was $11,400. At September 30, 2001 the Company owed $47,400 to Cobre del Mayo in cash calls the Company has not funded. We expect that our share of the required development costs during the next 12 months will be approximately $250,000, which amount is included in our expected uses of funds, above. The required amount could be more, perhaps substantially more, if Minera Phelps Dodge accelerates the rate of development. If we cannot fund our share of these development expenses, our interest in Cobre del Mayo will be diluted under the terms of the shareholders agreement.

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

We are currently exploring various financing and joint venture alternatives to fund our operations and capital requirements for the next 9 months. We do not presently have any commitments to provide such necessary additional financing and there is no assurance that we will be successful in obtaining such financing on terms acceptable to us or at all. If we cannot obtain such financing in the amounts required, we (i) may be unable to fund our required development expense of the Piedras Verdes project, resulting in substantial dilution of our interest, (ii) may be forced to delay or terminate the development and marketing of our mica product, thereby hindering or eliminating our expected primary source of future revenue, (iii) may be required to eliminate substantially all business activities to conserve cash, or (iv) may seek protection under the U.S. bankruptcy laws.

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

                                                                AZCO MINING INC.
                                                                ----------------
                                                                    (Registrant)
Date:  November 13, 2001
                                                           /s/ Lawrence G. Olson
                                                           ---------------------
                                                               Lawrence G. Olson
                                                     CEO, President and Chairman

Date: November 13, 2001
                                                             /s/ Ryan A. Modesto
                                                             -------------------
                                                                 Ryan A. Modesto
                                                         Vice President Finance,
                                                             Corporate Secretary