Form 10-Q
period 2001-12-31
AZCO MINING INC
filed 2002-02-19
CIK 851726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

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

                             7239 N. El Mirage Road
                             Glendale, Arizona 85307
                             -----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (623) 935-0774
                                 --------------
              (Registrant's telephone number, including area code)


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

Yes   X           No ____
    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Company had 30,050,621 shares of Common Stock outstanding as of February 11, 2002.

                                AZCO MINING INC.

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                                                            Page
                                                                            ----
Consolidated Balance Sheets                                                    3
Consolidated Statements of Operations                                          4
Consolidated Statements of Cash Flows                                          5
Consolidated Statement of Stockholders' Equity                                 6
Notes to Interim Consolidated Financial Statements                          7-12


Azco Mining Inc.
Consolidated Dalance Sheets
(Unaudited)

ASSETS
                                                                December 31,            June 30,
                                                                   2001                   2001
                                                                ------------            --------
Current assets:
  Cash and cash equivalents                                     $        7,464          $       39,920
  Prepaids and other                                                    35,325                  74,689
  Inventories (Note 3)                                               1,080,078               1,061,447
                                                                     ---------               ---------
        Total current assets                                         1,122,868               1,176,056
                                                                     ---------               ---------
Property and equipment:
  Mineral properties, plant & equipment (Note 2)                    10,125,941              10,130,668
  Capital assets                                                       342,390                 407,421
                                                                       -------                 -------
                                                                    10,468,331              10,538,089
                                                                    ----------              ----------
Restricted cash                                                        190,400                 190,400
                                                                       -------                 -------
        Total assets                                            $   11,781,599          $   11,904,545
                                                                    ----------              ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                      $      714,159          $      690,719
  Notes payable (Note 4)                                               621,877                 715,280
                                                                       -------                 -------
        Total current liabilities                               $    1,336,036          $    1,405,999
                                                                     ---------               ---------

  Other liabilities                                                    319,641                 341,143
  Long-term notes payable (Note 4)                                     509,845

Contingencies and commitments (Note 5)

Stockholders' equity:
  Common stock: $.002 par value, 100,000,000 shares
   authorized:                                                          60,901                  60,101
  30,050,621 shares outstanding as of December 31, 2001
   and June 30, 2001
  Addition paid-in capital                                          29,461,933              28,753,656
  Deficit                                                          (19,906,757)            (18,656,354)
                                                                   ------------            ------------
                                                                     9,616,077              10,157,403
                                                                     ---------              ----------
        Total liabilities and stockholders' equity              $   11,781,599          $   11,904,545
                                                                    ==========              ==========


Azco Mining Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                    December 31,                    December 31,
                                                                2001            2000            2001            2000
                                                                ----            ----            ----            ----
Revenue:
  Sales                                                         $    24,800     $        -      $      24,800   $         -
                                                                     ------              -             ------             -
Expenses:
  Cost of sales                                                      12,800              -             12,800             -
  Salaries                                                           82,626        143,975            166,248       319,196
  General and administrative                                        156,033        177,311            279,833       370,035
  Exploration & development                                          35,720         77,497             83,586       194,492
  Write-down of inventory                                           208,648        417,729            453,565       879,644
  Interest expense                                                  189,896              -            211,326             -
  Amortization & depreciation                                        36,936         15,842             69,666        31,764
  Reclamation expense                                                    92             93                 92           371
                                                                         --             --                 --           ---


                                                                $   722,751     $  832,447      $   1,277,116   $ 1,795,502
                                                                    -------        -------          ---------     ---------
Income:
  Interest income                                               $     1,110     $   39,174      $       1,913   $   104,686
                                                                      -----         ------              -----       -------
Net loss                                                        $  (696,841)    $ (793,273)     $  (1,250,403)  $(1,690,816)
                                                                   =========      =========        ===========   ===========
Basic loss per common share                                     $     (0.02)    $    (0.03)     $       (0.04)  $     (0.06)
                                                                      ======         ======             ======        ======
Diluted loss per common share                                   $     (0.02)    $    (0.03)     $       (0.04)  $     (0.06)
                                                                      ======         ======             ======        ======
Weighted average common shares                                   30,050,621     29,892,121         30,050,621    29,891,659
                                                                 ==========     ==========         ==========    ==========

   The accompanying notes are an integral part of these financial statements

Azco Mining Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Six Months Ended
                                                                           December 31,
                                                                        2001            2000
                                                                        ----            ----
Cash flows from operating activities:
  Net loss                                                              $  (1,250,403)  $   (1,690,816)
  Adjustment to reconcile net loss to net cash
  used in operations:
        Depreciation and amortization                                          69,758           31,764
        Write down of inventory                                               453,565          879,644
        Amortization debt discount                                            150,269                -
  Changes in assets and liabilities, net:
        Prepaid and other                                                      39,364           49,580
        Inventories                                                          (472,196)        (949,113)
        Accounts payable and accrued liabilities                               23,440          (58,038)
                                                                               ------          --------
Net cash used in operating activities                                        (986,203)      (1,736,979)
                                                                             ---------      -----------

Cash flows from investing activities:
  Mineral properties, plan & equipment                                              -       (1,344,527)
                                                                                    -       -----------
Net cash used for investing activities                                              -       (1,344,527)
                                                                                    -       -----------

Cash flows from financing activities:
  Proceeds from notes payable                                                 811,000                -
  Proceeds from stock sale                                                    164,250                -
  Payments on capital lease obligations                                       (21,502)               -
  Proceeds from exercise of options                                                 -            2,400
                                                                                    -            -----

Net cash provided by financing activities:                                    953,748            2,400
                                                                              -------            -----

Net decrease in cash and cash equivalents                                     (32,455)      (3,079,106)

Cash and cash equivalents at beginning of period                               39,920        4,324,886
                                                                               ------        ---------

Case and cash equivalents at end of period                              $       7,465   $    1,245,780
                                                                                =====        =========


   The accompanying notes are an integral part of these financial statements

Azco Mining Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                        Common                  Additional
                                                        Stock                   Paid-In
                                                Shares          Amount          Capital         Deficit         Total
                                                ------          ------          -------         -------         -----
Balance June 30, 2001                           30,050,621      $  60,101       $28,753,656     $(18,656,354)   $ 10,157,403

Warrants issued (Note 4)                                                            544,827                          544,827
Subscription of Stock (Note 6)                                        800           163,450                          164,250

Net loss                                                                                          (1,250,403)     (1,250,403)

Balance December 31, 2001                       30,050,621      $  60,901       $29,461,933     $(19,906,757)   $  9,616,077


         These notes are an integral part of these financial statements

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation and Going Concern
-----------------------------------------------

The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Azco Mining Inc. ("Azco" or "the Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This interim financial information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period.

Azco Mining Inc. is a mining company incorporated in Delaware. Its general business strategy is to acquire, explore and develop mineral properties. The Company's principal assets are the 100% owned Black Canyon Mica Project in Arizona and a 30% interest in the Piedras Verdes Project in Sonora, Mexico.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has suffered recurring losses from operations and the Company will require additional funds to continue operations. On January 17, 2002, the Company completed a financing lease transaction that yielded the Company net proceeds of $2,842,500. The Company will need additional funds to continue operations into fiscal 2003. Management is actively seeking additional financing however, there is no assurance that these efforts will be successful on terms acceptable to the Company. These matters raise some doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, including a provision of impairment for plant and equipment which could be significant, should the Company be unable to continue as a going concern.

Construction of the Black Canyon Mica Project production facilities was completed in the previous fiscal year. Due to earlier cash constraints, production and marketing efforts progressed on a limited basis through December 31, 2001. If the mica project does not achieve commercial production levels or if the Company is unable to successfully market the mica product during the next 12 months, the Company will need increased additional financing to meet its operating expenses and pay obligations as they become due.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)


Note 2. Black Canyon Mica Project (Arizona)
-------------------------------------------

During the quarter ended December 30, 2001, production and commissioning of production circuits progressed on a limited basis. Marketing efforts continued as well but additional funding will be necessary to advance the project further.

Detail of mica project mineral properties, plant and equipment is as follows:

                                                                      Dec. 31,                   June 30,
                                                                        2001                       2001
                                                                   ----------------          -----------------
Acquisition of mineral properties                                  $         2,219,996        $         2,219,996
Mining and processing plant and equipment                                    6,882,869                  6,882,869
Development costs                                                            1,104,966                  1,104,966
Accumulated amortization                                                      (81,890)                   (77,163)
                                                                  ---- ----------------     ---- -----------------
Total                                                              $                          $
                                                                  ---- ----------------     ---- -----------------


Detail of other capital assets is as follows:

                                                                      Dec. 31,                   June 30,
                                                                        2001                       2001
                                                                   ----------------          -----------------
Office building                                                    $           152,997        $           152,997
Furniture and equipment                                                        381,383                    381,383
Vehicles                                                                        81,146                     81,146
Accumulated depreciation                                                     (273,136)                  (208,105)
                                                                  ---- ----------------          -----------------

Total                                                              $           342,390        $           407,421
                                                                  ---- ----------------     ---- -----------------


Note 3. Inventories

                                                                       Dec. 31,                June 30,
                                                                         2001                    2001
                                                                   ----------------        ---------------
Broken ore                                                         $           789,360      $         814,107
Work-in-process                                                                228,918                187,540
Finished goods                                                                  61,800                 59,800
                                                                       ----------------        ---------------
                                                                       ----------------

Total                                                              $                        $
                                                                       ----------------        ---------------

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

During the three-month and six month periods ended December 31, 2001, the Company expensed $208,648 and $453,565, respectively, as inventory write downs representing mica project operating costs incurred in excess of the estimated realizable value of inventories produced during the quarter.

Note 4. Notes payable and warrants
----------------------------------

On October 12, 2001, the Company restructured its $800,000 loan agreement with Mr. Olson the Company's Chairman, CEO and President. Mr. Olson agreed to extend the note payable an additional year to March 15, 2003 in consideration for 700,000 warrants to purchase the Company's stock at an exercise price of $0.40. The warrants vested in December 2001 and shall expire on October 12, 2003. In addition, effective October 1, 2001, the interest rate payable on the $800,000 Olson loan was adjusted from prime plus 1% to 12% annually.

On October 19, 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from a sophisticated investor and shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. This warrant vested in December 2001 and is excercisable through October 19, 2002.

On December 3, 2001, the Company received an additional one-year $100,000 loan, bearing interest at 12% per annum, from the same sophisticated investor and shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. This warrant vests in February 2002 and is excercisable through December 3, 2002.

During the quarter ended December 31, 2001, an insider provided unsecured short-term financing amounting to a total of $211,000. These funds were offered on a 6.5% short-term basis, until alternate financing could be secured. Subsequent to the closing of the financing lease agreement in January 2002 (see
Note 8) whereby Azco secured alternate financing, these notes along with all interest and fees associated were repaid in full.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Notes payable at December 31, 2001 consisted of the following:

                                                             Principal                     Unamortized Discount
                                                             ---------                     --------------------
6.5% note due January 31, 2002                               $211,000
12% note due August 27, 2002                                  200,000                            $53,356
12% note due September, 2002                                  200,000                             55,033
12% note due October 19, 2002                                 100,000                             28,164
12% note due March 15, 2003                                   800,000                            314,732
12% note due December 3, 2002                                 100,000                             27,993
                                                             ----------------------------- --------------------
Total                                                        $1,611,000                          $479,278
                                                             ----------------------------- --------------------

Note 5. Contingencies
---------------------

Termination of Management Agreements
------------------------------------

In October 2000, the Company notified two of its former officers of its intention to not renew the contracts with each of their personal management companies contracts which were scheduled to expire in February 2001.

The parties have demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. The Company has disputed its obligation to pay these amounts and, in December 2000, filed a declaratory judgment action in United States District Court for the district of Arizona seeking a declaration that the dispute is not subject to arbitration and further that the Company was not obligated to pay a termination fee under the management contracts. In January 2001, the named defendants filed an answer and counterclaim each seeking an award of damages and prejudgment interest alleged to be owed as termination fee under the management contracts and declaration of stock option rights alleged to be owed them after termination of the management contracts. The litigation is pending with a pretrial conference set for June 3, 2002. No accrual has been made for the termination fees as a liability, if any, is not yet determinable.

Litigation
----------

On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recover assets from the Company. The Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000. In management's opinion, this

Azco Mining Inc.
NOTES TO INTERIM  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

claim is unfounded although the eventual outcome of the case is not yet determinable. No accrual has been made for this claim because the Company does not believe it is probable that the case will be determined against the Company.

Note 6. Capital Stock and Outstanding Options
---------------------------------------------

2,815,500 and 3,134,500 options to purchase shares of the Company's common stock were outstanding under the Company's Stock Option Plan at December 31, 2001 and 2002, respectively. The impact of these options has been excluded from the diluted EPS calculation, as their effect would be anti-dilutive. These options are exercisable between $0.46 and $1.75 per common share at varying dates through 2006.

As of December 31, 2001, 375,000 shares of the Company's common stock subscribed to by an investor on August 10, 2001 had not been issued. In addition, the Company has not issued but has agreed to issue 25,000 shares of the Company's common stock as a legal retainer. The shares will be issued under Rule 144 of the Securities and Exchange Act of 1933. It is anticipated that the shares will be issued during the quarter ended March 31, 2002.


Note 7. New pronouncements
--------------------------

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). This Statement is effective as of the beginning of fiscal 2003.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No.143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002.

The Company is currently in the process of assessing the impact of these statements on its financial condition and results of operations.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)


Note 8. Subsequent event
------------------------

In January 2002 Azco completed a financing lease transaction that yielded the Company net proceeds of $2,842,500. Under the terms of the transaction, the Company sold a 40 percent ownership in the Company's mica processing facility located in Glendale, Arizona. Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120 percent of the purchase price after the second year. The repurchase price of the property increases by 10 percent of the purchase price each year the option remains unexercised up to a maximum of 150 percent of the purchase price. Payments for the first 6 months under the lease agreement are $30,000, for the second 6 months they increase to $37,500 after which time they are $45,000 per month.

In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company's common stock at $.50 per share. This warrant vested in January 2002 and is excercisable through January 16, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: (1) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site; (2) the lack of commercial acceptance of our mica product or by-products; (3) changes in environmental laws; (4) problems regarding availability of materials and equipment; (5) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output; and (6) our lack of necessary financial resources to complete development of the mica product and by-products, successfully market our mica product and fund our other capital commitments.

References to "we", "us", "our", and Azco Mining, refer to Azco Mining Inc. and its subsidiaries, on a consolidated basis, unless the context otherwise requires.

General
-------

We were formed in 1988. In December 1995, we sold our Sanchez copper project and a 70% interest in our Mexican copper project, the Piedras Verdes Project, to Phelps Dodge Corporation for $40 million. Material income since the sale has been a result of interest earned on the proceeds of the sale of these assets.

We are currently focused on the start up of our recently constructed operating facilities to produce high quality muscovite mica and feldspathic sand from our 100% owned Black Canyon mica project located near Phoenix, Arizona. The recent $2,842,500 financing lease transaction obtained by the Company has enabled limited production and marketing efforts to continue. It is most likely that additional financing will be necessary, in fiscal 2003, to bring our mica project to commercial production levels.

Results of Operations
---------------------

Three Months ended December 31, 2001 compared to Three Months ended December 31, 2000

The net loss for the three months ended December 31, 2001 was $696,841 ($0.02 per share) compared to a net loss of $798,273 ($0.03 per share) for the three months ended December 31, 2000. The decreased net loss is the result of decreased salaries and operating losses offset by increased interest expense during the quarter ended December 31, 2001.

Salaries expense was $82,626 for the three months ended December 31, 2001 compared to $143,975 for the three months ended December 31, 2000. The decrease in salaries expense is due to the closure of the Vancouver office, and the non-renewal of the contracts with the personal management companies of two former officers.

Write-down of inventory expense for the three months ended December 31, 2001 was $208,648 compared to $417,729 for the three months ended December 31, 2000. This decrease is due to reduced production activities in the current quarter.

Interest expense was $189,896 for the three months ended December 31, 2001 compared to $0 for the three months ended December 31, 2000. The increase is due to the interest expense associated with the amortization of the discounts on notes payable incurred, since March 2001.


Six Months  ended  December 31, 2001  compared to Six Months ended  December 31,
2000

The net loss for the six months ended December 31, 2001 was $1,250,403 ($0.04 per share) compared to a net loss of $1,690,816 ($0.06 per share) for the six months ended December 31, 2000. The decreased net loss is the result of decreased corporate overhead expenses and operating losses offset by increased interest expense incurred during the six months ended December 30, 2001.

Salaries expense was $166,248 for the six months ended December 31, 2001 compared to $319,196 for the six months ended December 31, 2000. The decrease in salary expense is due to the closure of the Vancouver office and the non-renewal of the contracts with the personal management companies of two former officers.

General and administrative expense was $279,833 for the six months ended December 31, 2001 compared to $370,035 for the six months ended December 31, 2000. The decrease is due to lower expenses resulting from the closure of the Vancouver office and reduced investor relations activity.

Write-down of inventory expense for the six months ended December 31, 2001 was $453,565 compared to $879,644 for the six months ended December 31, 2000. This decrease is due to reduced operating activities in the current period.

Interest expense was $211,326 for the six months ended December 31, 2001 compared to $0 for the six months ended December 31, 2000. The increase is due to the interest expense associated with the amortization of the discount on notes payable incurred since March 2001.

FINANCIAL CONDITION
-------------------

As of December 31, 2001, we had unrestricted cash of $7,465.

Net cash used in operating activities was $986,203 for the first six months of fiscal 2002 as compared to $1,736,979 in the same period of the prior year. The reduction was primarily related to the decrease in net loss for the period combined with an increase in accounts payable and accrued expenses.

Azco did not use any cash flows from investing activities for the six months ended December 31, 2001 as compared to $1,344,527 used in the same period of the prior year for purchases of mineral property, plant and equipment.

Net cash flows from financing activities was $953,748 for the first six months of fiscal 2002 as compared to $2,400 in the same period of the prior year.

On October 12, 2001, the Company restructured its $800,000 loan agreement with Mr. Olson the Company's Chairman, CEO and President. Mr. Olson agreed to extend the note payable an additional year to March 15, 2003 in consideration for 700,000 warrants to purchase the company's stock at an exercise price of $0.40. The warrants will be exercisable on December 12, 2001 and shall expire on October 12, 2003. In addition, effective October 1, 2001, the interest rate payable on the $800,000 Olson loan was adjusted from prime plus 1% to 12% annually.

On October 19, 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from a sophisticated investor and shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. This warrant vested in December 2001 and is excercisable through October 19, 2002.

On December 3, 2001, the Company received an additional one-year $100,000 loan, bearing interest at 12% per annum, from the same sophisticated investor and shareholder. In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $.40 per share. This warrant vests in February 2001 and is excercisable through December 3, 2002.

In January,  2002 the  Company  completed a  financing  lease  transaction  that yielded the Company proceeds of $2,842,500. This enables production and marketing efforts to continue. Depending on the success of the Company's marketing efforts, additional funds could be necessary as early as the first quarter of fiscal 2003 to bring our mica project to commercial production
levels.   The  Company   currently  has  an  $8  million  loan  commitment  from
International Commercial Financing. Due to the length of time that this commitment has been left unfunded, the Company has serious doubts as to the validity of this commitment and continues to seek alternate financing. Under the Cobre del Mayo shareholders agreement, we are obligated to fund 30% of the development expenses incurred in connection with the Piedras Verde project. The type, amount and timing of development are determined at the sole discretion of Phelps Dodge. During the six months ended December 30, 2001 our share of these development costs was $23,340. We expect that our share of the required development costs during the fiscal year will be approximately $250,000. The required amount could be more, perhaps substantially more, if Minera Phelps Dodge accelerates the rate of development. If we cannot fund our share of these development expenses, our interest in Cobre del Mayo will be diluted under the terms of the shareholders agreement.

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

                                                                AZCO MINING INC.


                                                           /s/ Lawrence G. Olson
                                                           ---------------------
                                                               Lawrence G. Olson
                                                     CEO, President and Chairman
Date:  February 13, 2001

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

dATE:  February 13, 2001