Form 10-Q
period 2002-03-31
AZCO MINING INC
filed 2002-05-15
CIK 851726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Yes   X           No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Company had 31,110,621 shares of Common Stock outstanding as of May 10, 2002.

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


AZCO MINING INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
                                                                               March 31, 2002                 June 30, 2001
                                                                               --------------                 -------------
Current assets:
Cash and cash equivalents                                                      $                 845,812      $              39,920
Income tax receivable (Note 7)                                                                   998,053
Prepaids and other                                                                               201,925                     74,689
Inventories (Note 3)                                                                           1,097,501                  1,061,447
     Total current assets                                                                      3,143,291                  1,176,056
Property and equipment:
Mineral properties, plant & equipment (Note 2)                                                10,247,005                 10,130,668
Capital assets                                                                                   313,850                    407,421
                                                                                              10,560,855                 10,538,089
Restricted cash                                                                                  290,400                    190,400
     Total assets                                                              $              13,994,546      $          11,904,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities                                       $                 171,108      $             690,719
Notes payable (Note 4)                                                                         1,046,657                    715,280
   Total current liabilities                                                   $               1,217,765      $           1,405,999
Other liabilities                                                                                302,439                    341,143
Long-term financing lease (Note 4)                                                             1,933,587

Contingencies and commitments (Note 5)
Stockholders' equity
Common stock: $.002 par value, 100,000,000 shares authorized                                      60,941                    60,101
30,070,621 shares outstanding as of March 31, 2002 and
30,050,621 shares outstanding as of June 30, 2001
Additional paid-in capital                                                                    30,564,591                28,753,656
Deficit                                                                                      (20,084,777)              (18,656,354)
                                                                                              10,540,755                10,157,403
      Total liabilities and stockholders' equity                               $              13,994,546      $         11,904,545


   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                            March 31,                       March 31,
                                                                      2002            2001           2002           2001
                                                                      ----            ----           ----           ----
Revenue:
     Sales of mica
                                                                          31,280          17,600           56,080         17,600

Expenses:
     Cost of sales                                                        14,400           8,800           27,200          8,800
     Salaries                                                             75,954          56,739          242,202        375,934
     General and administrative                                          274,833         130,214          554,666        500,249
     Exploration & development                                            89,839         166,134          173,425        360,626
     Write-down of inventory                                             438,326         252,888          891,891      1,132,532
     Amortization & depreciation                                          33,429          15,841          103,095         47,605
     Reclamation expense                                                      41               -              133            371
                                                                      $  926,822      $  630,616      $ 1,992,612    $ 2,426,117

Other income/expense:
     Interest expense                                                   (284,721)              -         (496,047)             -
     Interest Income                                                       4,190          16,083            6,103        120,768
     Other income                                                                            980                             980
                                                                        (280,531)         17,063         (489,944)       121,748
Income tax benefit                                                      (998,053)              -         (998,053)             -
Net loss                                                              $ (178,020)     $ (595,953)     $(1,428,423)   $(2,286,769)
Basic loss per common share                                           $    (0.01)     $    (0.02)     $     (0.05)   $     (0.08)
Diluted loss per common share                                         $    (0.01)     $    (0.02)     $     (0.05)   $     (0.08)
Weighted average common shares                                        30,052,843      30,021,277       30,051,351     29,934,234


   The accompanying notes are an integral part of these financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                Nine Months Ended March 31,
                                                                                                  2002              2001
                                                                                                  ----              ----
Cash flows from operating activities:
    Net loss                                                                                      $     (1,428,423) $    (2,286,769)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation and amortization                                                                      103,228           59,482
        Write down of inventory                                                                            891,891        1,132,532
        Gain on sale of furniture and equipment                                                                                (980)
        Amortization debt discount                                                                         303,689                -
    Changes in assets and liabilities, net:
        Prepaid and other                                                                                 (130,036)          55,577
        Income tax receivable                                                                             (998,053)
        Inventories                                                                                       (927,945)      (1,193,201)
        Accounts payable and accrued liabilities                                                          (519,611)         (53,142)
Net cash used in operating activities                                                                   (2,705,260)      (2,286,501)

Cash flows from investing activities:
    Proceeds from sale of furniture and equipment                                                                -              980
    Purchase of investment                                                                                (100,000)               -
    Mineral properties, plant & equipment                                                                 (123,194)      (2,097,437)
Net cash used for investing activities                                                                    (223,194)      (2,096,457)

Cash flows from financing activities:
    Issuance of notes payable                                                                              843,500          800,000
    Payments on notes payable                                                                             (243,500)               -
    Issuance of financing lease                                                                          3,000,000                -
    Proceeds from stock sale                                                                               164,250                -
    Payments on capital lease obligations                                                                  (38,704)               -
    Proceeds from exercise of options                                                                        8,800           96,891

Net cash provide by financing activities                                                                 3,734,346          896,891
Net increase (decrease) in cash and cash equivalents                                                       805,892       (3,486,067)
Cash and cash equivalents at beginning of period                                                            39,920        4,324,886
Cash and cash equivalents at end of period                                                        $        845,812  $       838,819


   The accompanying notes are an integral part of these financial statements.

AZCOM MINING INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(Unaudited)

                                                      Common Stock            Additional Paid-In
                                                   Shares        Amount       Capital               Deficit             Total
                                                   ------        ------       -------               -------             -----
Balance June 30, 2001                               30,050,621   $  60,101    $     28,753,656      $    (18,656,354)   $10,157,403

Warrants issued (Note 4)                                                             1,638,725                            1,638,725

Subscription of Stock (Note 6)                                         800             163,450                              164,250

Exercise of options                                     20,000          40               8,760                                8,800

Net loss                                                                                                  (1,428,423)    (1,428,423)

Balance March 31, 2002 (unaudited)                   30,070,621  $  60,941    $     30,564,591      $    (20,084,777)   $10,540,755


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

Construction of the Black Canyon Mica Project production facilities was completed in the previous fiscal year. Due to earlier cash constraints, production and marketing efforts progressed on a limited basis through March 31, 2002. If the mica project does not achieve commercial production levels or if the Company is unable to successfully market the mica product during the next 6 months, the Company will need increased additional financing to meet its operating expenses and pay obligations as they become due.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Note 2. Black Canyon Mica Project (Arizona)

During the quarter ended March 31, 2002, production and commissioning of production circuits progressed on a limited basis. Marketing efforts continued as well but additional funding will be necessary to advance the project further.

Detail of mica project mineral properties, plant and equipment is as follows:

                                                                      March 31,                     June 30,
                                                                        2002                          2001
                                                                   ----------------           -----------------
Acquisition of mineral properties                                  $         2,219,996        $         2,219,996
Mining and processing plant and equipment                                    7,006,063                  6,882,869
Development costs                                                            1,104,966                  1,104,966
Accumulated amortization                                                       (84,020)                   (77,163)
                                                                  ---- ----------------     ---- -----------------

Total                                                              $        10,247,005        $        10,130,668
                                                                  ---- ----------------     ---- -----------------


Detail of other capital assets is as follows:

                                                                       March 31,                    June 30,
                                                                         2002                         2001
                                                                   ----------------           -----------------
Office building                                                    $           152,997        $           152,997
Furniture and equipment                                                        381,383                    381,383
Vehicles                                                                        81,146                     81,146
Accumulated depreciation                                                      (301,676)                  (208,105)
                                                                  ---- ----------------          -----------------

Total                                                              $           313,850        $           407,421
                                                                  ---- ----------------     ---- -----------------

Note 3. Inventories

                                                                       March 31,               June 30,
                                                                         2002                    2001
                                                                   ----------------         ---------------
Broken ore                                                         $           778,221      $         814,107
Work-in-process                                                                252,080                187,540
Finished goods                                                                  67,200                 59,800
                                                                       ----------------        ---------------
Total                                                              $         1,097,501      $       1,061,447
                                                                       ----------------        ---------------

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)


During the three-month and nine month periods ended March 31, 2002, the Company expensed $438,326 and $891,891, respectively, as inventory write downs representing mica project operating costs incurred in excess of the estimated realizable value of inventories produced during the quarter.


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

During the quarter ended December 31, 2001 and through January 17,2002, an insider provided unsecured short-term financing amounting to a total of $243,500. These funds were offered on a 6.5% short-term basis, until alternate financing could be secured. Subsequent to the closing of the financing lease agreement in January 2002 whereby Azco secured alternate financing, these notes along with all interest and fees associated were repaid in full.

In January 2002, Azco completed a financing lease transaction that yielded the Company net procedds of $2,842,500. Under the terms of the transaction, the Company sold a 40 percent ownership in the Company's mica processing facility located in Glendale, Arizona. Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120 percent of the purchase price after the second year. The repurchase price of the property increases by 10 percent of the purchase price each year the option remains unexercised up to a maximum of 150 percent of the purchase price. Payments for the first 6 months under the lease agreement are $30,000, for he second 6 months they increase to $37,500 after which time they are $45,000 per month.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company's common stock at $.50 per share. This warrant vested in January 2002 and is exercisable through January 16, 2007.

The notes payable, financing lease and related warrants have been reflected in the accompanying balance sheet at their relative fair values. The discount associated with the notes payable and financing lease is being amortized over the term of the respective instrument using an effective interest method.

The fair value of the warrants have been determined by the Company using a Blach Scholes valuation model and have been reflected as additional paid in capital.

Notes payable at March 31, 2002 consisted of the following:

                                                      Principal           Unamortized Discount
-------------------------------------------------- ----------------- --------------------------------
12% note due August 27, 2002                             200,000           $       34,938
12% note due September 4, 2002                           200,000                   36,823
12% note due October 19, 2002                            100,000                   20,349
12% note due March 15, 2003                              800,000                  239,926
12% note due December 3, 2002                            100,000                   21,307
Total                                                 $1,400,000           $      353,343
-------------------------------------------------- ----------------- --------------------------------
Financing lease                                       $1,933,587           $    2,566,413


Note 5. Contingencies

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

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Litigation
----------

On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recover assets from the Company. The Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000. In management's opinion, this claim is unfounded although the eventual outcome of the case is not yet determinable. No accrual has been made for this claim because the Company does not believe it is probable that the case will be determined against the Company.

Note 6. Capital Stock and Outstanding Options

Options to purchase 2,305,500 and 2,765,500 shares of the Company's common stock were outstanding under the Company's Stock Option Plan at March 31, 2002 and 2001, respectively. The impact of these options has been excluded from the diluted EPS calculation, as their effect would be anti-dilutive. These options are exercisable between $0.44 and $1.20 per common share at varying dates through 2007.

As of March 31, 2002, 375,000 shares of the Company's common stock subscribed to by an investor on August 10, 2001 had not been issued. In addition, as of March 31, 2002, the Company had not issued but has agreed to issue 25,000 shares of the Company's common stock as a legal retainer. The shares were issued under Rule 144 of the Securities and Exchange Act of 1933 on April 9, 2002.

Note 7. Income Tax Recevable

The Company recorded an income tax receivable during the quarter ended March 31, 2002 due to a $998,053 income tax refund from the IRS associated with the carryback of net operating losses resulting from the March 2002 enactment of the Job Creation and worker Assistance Act of 2002.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Note 8. New Pronouncements

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, retirement obligations will be recognized when they are incurred and displayed as liabilities and the initial measurement will be at fair value. In addition, the asset cost will be capitalized as part of the asset's carrying value and subsequently allocated to expense over the asset's useful life. This Statement is required to be adopted by the Company on July 1, 2003.

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

We are currently focused on the start up of our recently constructed operating facilities to produce high quality muscovite mica and feldspathic sand from our 100% owned Black Canyon mica project located near Phoenix, Arizona. The recent funding obtained by the Company has enabled limited production and marketing efforts to continue. It is most likely that additional financing will be necessary, in fiscal 2003, to bring our mica project to commercial production levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Azco believes the following significant assumptions and estimates influence its more critical practices and accounting policies used in the preparation of its consolidated financial statements.

Azco has initially estimated its ore reserves at the Black Canyon Mica Mine based on its exploration program completed in 1999. Uncertainties are inherent in estimating quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are currently based upon engineering evaluations of assay values from 41 drill holes and samples of outcropping surface structures. Azco uses its ore reserve estimate in calculating the depreciation of production assets and the amortization of accrued reclamation costs. Changes in ore reserve estimates could materially influence these items.

Environmental liabilities are based on bonding requirements placed on the Black Canyon Mica Mine by the State of Arizona and the Bureau of Land Management. Currently a total bond of $190,400 is in place with these agencies. Azco records the liability when incurred and books the reclamation expense as the ore reserve is processed.

Results of Operations
---------------------

Three Months ended March 31, 2002 compared to Three Months ended
March 31, 2001

The net loss for the three months ended March 31, 2002 was $178,020 ($0.01 per share) compared to a net loss of $595,953 ($0.02 per share) for the three months ended March 31, 2001. The decreased net loss is the result of a $998,053 income tax refund booked in the current quarter. This has been partially offset, during the quarter ended March 31, 2002, by increased operating costs expensed as an inventory write-down and increased general and administrative expenses due to financing efforts.

General and administrative expense was $274,833 for the three months ended March 31, 2002 compared to $130,214 for the three months ended March 31, 2001. The increase in general and administrative expense is due to increased investor relations and financing activity.

Write-down of inventory expense for the three months ended March 31, 2002 was $438,326 compared to $252,888 for the three months ended March 31, 2001. This increase is due to increased production activities in the current quarter.

Interest expense was $284,721 for the three months ended March 31, 2002 compared to $0 for the three months ended March 31, 2001. The increase is due to interest expense associated with loans, entered into over the last year, and with the amortization of the value of the warrants attached to the loans.

Nine Months ended March 31, 2002 compared to Nine Months ended
March 31, 2001

The net loss for the nine months ended March 31, 2002 was $1,428,423 ($0.05 per share) compared to a net loss of $2,286,769 ($0.05 per share) for the nine months ended March 31, 2001. The decreased net loss is the result of a $998,053 income tax refund discussed earlier.

Salaries expense was $242,202 for the nine months ended March 31, 2002 compared to $375,934 for the nine months ended March 31, 2001. The decrease in salary expense is due to the closure of the Vancouver office and the non-renewal of the contracts with the personal management companies of two former officers.

Write-down of inventory expense for the nine months ended March 31, 2002 was $891,891 compared to $1,132,532 for the nine months ended March 31, 2001. This decrease is due to reduced operating activities in the current period.

Interest expense was $496,047 for the nine months ended March 31, 2002 compared to $0 for the nine months ended March 31, 2001. The increase is due to interest expense associated with loans, entered into over the last year, and with the amortization of the value of the warrants attached to the loans.

FINANCIAL CONDITION
-------------------

As of March 31, 2002, we had unrestricted cash of $845,812.

Net cash used in operating activities was $2,705,260 for the first nine months of fiscal 2002 as compared to $2,286,501 in the same period of the prior year. The increase was due to an increase in unamortized lease costs.

Azco used $123,194 in cash flows from investing activities for the nine months ended March 31, 2002 as compared to $2,096,457 used in the same period of the prior year for purchases of mineral property, plant and equipment. An additional $100,000 was expended on the purchase of an investment as collateral for a loan in the current period.

Net cash flows from financing activities was $3,734,346 for the first nine months of fiscal 2002 as compared to $896,891 in the same period of the prior year.

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

In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company's common stock at $.50 per share. This warrant vested in January 2002 and is exercisable through January 16, 2007.

The financing lease transaction enables production and marketing efforts to continue. Depending on the success of the Company's marketing efforts, additional funds could be necessary as early as the first quarter of fiscal 2003 to bring our mica project to commercial production levels

Cobre del Mayo S.A. de C.V. ("Cobre del Mayo") is a Mexican corporation set up to develop the Piedras Verdes copper project in Sonora, Mexico. Azco owns 30% of Cobre del Mayo and in March 2002 Minera Phelps Dodge Mexico sold its 70% operating interest in Cobre del Mayo to a Canadian privately held company, Frontera Copper Corporation ("Frontera"). Frontera plans to secure necessary financing for the Piedras Verdes Proect and to advance it to a bankable feasability stage as soon as possible. Under the Cobre del Mayo shareholders agreement, we are obligated to fund 30% of the development expenses incurred in connection with the Piedras Verdes project. The type, amount and timing of development are determined at the sole discretion of Frontera. Azco has informed Frontera that until it has secured a more stable financial position it will be unable to fund its 30% portion of development expenses. Under the terms of the Cobre del Mayo shareholders agreement Azco's ownership in Cobre del Mayo S.A. de C.V. will be diluted proportionate to the contributions at any time at a rate equal to its ownership level at that time. During the nine months ended March 31, 2002 our share of these development costs was $116,895.

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

Lease Arrangements and Contractual Obligations
----------------------------------------------

Azco leases its heavy equipment. Certain equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. The Company is committed to lease its former executive office in Vancouver BC through April 2004 and currently has a tenant under a sub-lease contract.

Currently Azco has a total of $1,400,000 of short-term notes due and payable before March 15, 2003. In addition, the Company has entered into a sale-leaseback financing arrangement where it plans to re-purchase the equipment it sold under this transaction in January of 2004, but is not contractually obligated to do so until 2011.

The following table is provided to detail our contractual obligations and lease commitments:

                             Payments due     Payments due    Payments due in    Payments due
                           through 12/31/02   in 1-3 years       4-5 years          after
                                                2003-2005        2006-2007          2007
-------------------------- ----------------- ---------------- ----------------- ----------------
Equipment leases                    104,663          100,669                 -                -
Office lease                         44,500           60,790                 -                -
Notes payable                       707,000          823,000                 -                -
Financing lease                     315,000        1,620,000         1,080,000        4,875,000
Total contractual
obligations                       1,171,163        2,604,459         1,080,000        4,875,000


The Company is currently sub-leasing its leased office space in Vancouver B.C. for $3,140 per month.

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

On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recover assets from the Company. The Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $3,400,000. In management's opinion, this claim is unfounded although the eventual outcome of the case is not yet determinable. No accrual has been made for this claim because the Company does not believe it is probable that the case will be determined against the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                AZCO MINING INC.
                                                                    (Registrant)


Date:  May 14, 2002                                  BY:   /s/ Lawrence G. Olson
                                                           ---------------------
                                                               Lawrence G. Olson
                                                     CEO, President and Chairman


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