Form 10-K
period 2002-06-30
AZCO MINING INC
filed 2002-09-27
CIK 851726

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2002

Commission file number: 0-20430
                        -------

                                AZCO MINING INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              84-1094315
------------------------------                               --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

7239 N El Mirage Road, Glendale, AZ                       85307
-----------------------------------------                 ------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (623) 935-0774
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act

Title of each class               Name of each exchange on which
                                  registered
Common Stock, $.002 par value     The Toronto Stock Exchange
Common Stock, $.002 par value     The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                             ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {x}

Aggregate Market Value of Stock held by Non-Affiliates as of September17,  2002:
$22,779,709

The number of shares of the Company's Common Stock outstanding as of September 17, 2002 is 31,912,121.

Documents incorporated by reference: See Item 14.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Information included or incorporated by reference in this annual report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

     This annual report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site, (g) the lack of commercial acceptance of our mica product or by-products, (h) changes in environmental laws, (i) problems regarding availability of materials and equipment, (j) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, and (k) our lack of necessary financial resources to complete development of the mica product and by-products, successfully market our mica product and fund our other capital commitments. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 1.  BUSINESS

     Azco Mining Inc. is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mineral properties amenable to low cost production. Azco is currently focused on producing high quality muscovite mica from its Black Canyon Mica project located in Arizona. Construction has been completed on the mica project and sales of cosmetic grade mica have begun. Marketing efforts are concentrated on the sale of mica filled plastic pellets, developed by Azco, to be used in the production of reinforced plastics. Feldspathic sand, produced as a by-product of mica production, is being sold into the local stucco and golf course sand markets.

     Azco also owns a 30% interest in the Piedras Verdes copper mining project in Sonora, Mexico. This project was originally a strategic partnership with Phelps Dodge Corporation ("Phelps Dodge"), which subsequently sold their share to Frontera Copper Corporation. If Azco does not fund its share of expenditures, the 30% interest is subject to dilution under a shareholders agreement.

     Prior to the sale of the majority of its copper assets, Azco was dedicated to the development and production of low-cost copper utilizing solvent extraction-electrowinning or the SX-EW process. Azco's principal mineral property was the Sanchez porphyry copper project located about 10 miles northeast of the City of Safford in southeastern Arizona. Azco also had interests in two other porphyry copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico. On July 27, 1995, the Board of Directors of Azco signed definitive agreements with Phelps Dodge to sell a substantial portion of Azco's copper assets. Azco's shareholders approved the sale of all of the Sanchez Project and 70% of the Piedras Verdes project for gross consideration of $40 million.

     A predecessor of Azco was incorporated in July 1988 under the laws of Colorado to acquire the mining rights to the Sanchez Project, as well as certain other mineral properties. On August 27, 1991, the predecessor was merged into Azco, a newly incorporated Delaware corporation. In October 1991, Azco acquired all of the shares of Filton Enterprises Limited, a Gibraltar corporation, in return for the issuance of 3,650,000 common shares. At that time, Filton owned rights in two mining properties located in Mexico: the Suaqui Verde project located in southeastern Sonora and the Piedras Verdes project located in southern Sonora. Filton was dissolved in 1994 and its assets were distributed to Azco.

     In July 1992, Azco merged with Azco Mining Inc., a Wyoming corporation ("Azco Wyoming"), with Azco being the survivor of the merger. At the time of the completion of the merger, Azco Wyoming had 3,946,550 shares issued and outstanding and Azco had 12,633,822 common shares issued and outstanding. One common share of Azco was issued in exchange for each share of Azco Wyoming in connection with the merger. Azco Wyoming was formerly a British Columbia corporation, which was incorporated under the laws of the Province of British Columbia in August 1981 under the name 241145 B.C. Ltd. 241145 B.C. Ltd. changed its name to Canarex Resources Inc. in June 1983, to International Baron Resources Ltd. in January 1988, and finally to Azco Mining Inc. in February 1992. Azco Wyoming was continued under the laws of Wyoming in May 1992 prior to merging with Azco.

     In March 1999, Azco completed the acquisition of Arizona Mica Properties, Inc. ("Arizona Mica"), an Arizona corporation, which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona. It is from these mining claims that Azco obtains all of its mica. This acquisition was accomplished through the merger of Arizona Mica with and into Azco's wholly-owned subsidiary, Sanchez Mining Inc., a Delaware corporation, with Sanchez being the surviving corporation. Sanchez subsequently changed its name to Azco Mica, Inc. In connection with the merger, Azco issued an aggregate of 4,500,000 shares of its common stock in equal amounts to each of the three shareholders of Arizona Mica: Lawrence G. Olson, John O. Rud and Floyd R. Bleak.

Recent Developments
-------------------

     In January 2002, Azco completed a financing lease transaction that yielded Azco net proceeds of $2,842,500. Under the terms of the transaction, Azco sold a 40% ownership in Azco's mica processing facility located in Glendale, Arizona. Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120% of the original sales price after the second year. The repurchase price of the property increases by 10% of the original sales price each year the option remains unexercised up to a maximum of 150% of the original sales price. The lessor maintains a mirror image option to put the property back to the Company. Payments for the first 6 months under the lease agreement are $30,000, for the second 6 months they increase to $37,500 after which time they are $45,000 per month. In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company's common stock at $0.50 per share. The warrant vested January 2002 and is exercisable through January 16, 2007.

     In June 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners ("Cornell"). Pursuant to the Equity Line of Credit Agreement, we may, at our discretion, periodically sell to Cornell, shares of our common stock for a total purchase price of $5.0 million. The effectiveness of the sale of shares under the Equity Line of Credit is conditioned upon us registering the shares to be sold with the Securities and Exchange Commission. Cornell Capital Partners will purchase the shares of common stock for a 7.5% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell is entitled to retain 5% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $240,000, payable in shares of Azco common stock.

     Azco is currently selling products into the cosmetic grade mica market, as well as the golf course and construction sand markets.

Exploration And Development
---------------------------

     Azco incurred exploration expenses of $116,895 during fiscal 2002 in connection with its funding requirements under the terms of its 30% share of the Piedras Verdes project.

     Effective September 1, 2001, Randgold Resources terminated the West Africa Gold Joint Venture - Mali exploration agreement with Azco. Randgold previously had the right to earn 75% of Azco's mineral interests in WAG through an agreement where Randgold would spend a minimum $2 million establishing a minimum one million ounce gold deposit. Azco has no plans to renew the mineral concessions or the work commitment with the Malian government. During fiscal 2002, Azco incurred no exploration expense on the Mali project.

     Azco continues to control the Silverado and the Alamos claims in Sonora, Mexico. In an effort to limit financial exposure, Azco intends to try to attract a joint venture partner to help further explore these claim blocks. Exploration expenses of $41,292 were incurred with respect to the Silverado and Alamos claims in fiscal 2002.

Products
--------

     Azco currently is selling cosmetic grade mica and feldspathic sand. Feldspathic sand is a by-product of the mica concentrator, which is sold as golf course bunker sand, and stucco sand. Mica filled plastic pellets have been produced and are currently being marketed to the manufacturers of reinforced plastics. Azco produces mica that is being sold into or marketed to the cosmetic, paint, plastic, coatings and pigments industries.

Marketing
---------

     Azco employs a full-time marketing director on a monthly contract basis. An eastern United States plastic distributor is on retainer for the development of the mica reinforced plastics market. A local engineer is under retainer for the development of the local and western United States mica market. In addition, Azco has a commissioned salesman arranging the sales of its sand products.

Customers
---------

     Azco sells its cosmetic grade mica to Presperse, Inc. and KOBO, who distribute the product to various cosmetic manufacturers. Pioneer Sand purchases our golf course bunker sand and Western Stucco currently purchases our stucco sand.

Competition
-----------

     Many companies are engaged in the exploration and development of mineral properties. Azco may be at a disadvantage with respect to some of its competitors because many of these companies have substantially greater technical and financial resources than Azco.

     Engelhard Corp. and Georgia Industrial Minerals are considered to Azco's main competitors in the production of wet ground mica. Oglebay Norton Co. is considered to be Azco's chief competitor for the production of crushed silica sand in the Phoenix, Arizona area.

Research And Development
------------------------

     Azco currently retains Transmit Technology Group, LLC, of Arlington, Texas, on a monthly basis, to provide research and development support for its mica filled plastic products. Azco's mica is being evaluated and tested by several potential customers in the cosmetics and plastics industries as to the suitability of our mica for their products. An equipment vendor is providing additional testing in the grinding of mica.

Employees And Consultants
-------------------------

     As of June 30, 2002, we had fifteen full-time employees one part-time employee and two full-time consultants. None of our employees are covered by a labor union contract or any collective bargaining agreement.

ITEM 2.  PROPERTIES

Black Canyon Mica Project
-------------------------

     Azco has staked 162 additional claims adjacent to its original property and has defined, through two drill programs, a deposit of 3,926,700 tons of muscovite mica ore. In the fourth quarter of fiscal 2000, limited production was initiated at Azco's 10,000-ton per year wet ground mica processing facility in Glendale, Arizona. Construction of the crushing and concentrating circuits, at the mine-site near Black Canyon City, Arizona, was completed in June 2001.

     Through June 30, 2002, Azco has incurred the following capital costs in relation to the mica project:


Acquisition of mineral properties                                            $ 2,219,996
Mining and processing plant and equipment                                      7,122,679
Development costs                                                              1,104,966
Accumulated amortization                                                         (94,769)
                                                                          ---------------
Total                                                                       $ 10,352,872
                                                                          ---------------

     During the year ended June 30, 2002, the following expenses were incurred in relation to the mica project:


Write-down of inventory costs                                                $1,340,207
Other production costs                                                           31,600
Reclamation                                                                         330
                                                                        ----------------
Total                                                                        $1,372,137
                                                                        ----------------

Piedras Verdes Project
----------------------

     Cobre del Mayo S.A. de C.V. ("Cobre del Mayo") is a Mexican corporation set up to develop the Piedras Verdes copper project in Sonora, Mexico ("Piedras Verdes Project"). Azco owns 30% of Cobre del Mayo and, in March 2002, Phelps Dodge sold its 70% operating interest in Cobre del Mayo to a privately held Canadian company, Frontera Copper Corporation ("Frontera"). Frontera plans to secure necessary financing for the Piedras Verdes Project and to advance it to a bankable feasibility stage as soon as possible. Under the Cobre del Mayo shareholders agreement, we are obligated to fund 30% of the development expenses incurred in connection with the Piedras Verde project. The type, amount and timing of development are determined at the sole discretion of Frontera. Azco has informed Frontera that until it has secured a more stable financial position it will be unable to fund its 30% portion of development expenses. Under the terms of the Cobre del Mayo shareholders agreement, Azco's ownership in Cobre del Mayo will be diluted proportionate to the contributions Azco has made to date. Azco will have the opportunity to resume contributions at any time at a rate equal to its ownership level at that time. During the fiscal year ended June 30, 2002, Azco funded $116,895 of the development costs.

     Prior to the sale of a 70% interest in Cobre del Mayo to Phelps Dodge in late 1995, Azco drilled 242 reverse circulation holes totaling 26,815 meters. During the period of Phelps Dodge involvement, December 1995 through March 2002, an additional 217 holes were cored totaling 47,869 meters. In addition, the geologic mapping was expanded, metallurgical testing advanced and a geological and ore deposit model prepared in addition to a positive pre-feasibility report. The Cobre del Mayo partners believe that there are sufficient exploration results available on the project to advance it to the bankable feasibility stage without additional drilling or testing.

     Azco estimates that the inferred mineralized material at the Piedras Verdes property contains 316 million tons grading .37% copper. However, there are no proven or probable reserves confirmed at the Piedras Verdes property at this time.

New Planet Property
-------------------

     In September 2000, Azco entered into a lease purchase option with the New Planet Copper Mining Company on 31 patented mining claims located in La Paz County, Arizona. Azco is currently paying $1,500 a month in rental fees and is assessing the viability of developing the property for its micaceous iron oxide (specular hematite) potential.

Mali Gold Concession
--------------------

     Effective September 1, 2001, Randgold Resources terminated the WAG Joint Venture - Mali exploration agreement with Azco. Azco has no plans to renew the mineral concessions or the work commitment with the Malian government.

Silverado And Alamos Claims
---------------------------

     Azco continues to control the Silverado and the Alamos claims in Sonora, Mexico. In an effort to limit financial exposure, Azco intends to try to attract a joint venture partner to help further explore these claim blocks. Exploration expenses of $41,292 were incurred with respect to the Silverado and Alamos claims in fiscal 2002.


ITEM 3.  LEGAL PROCEEDINGS

     In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors, Mr. Alan P. Lindsay and Mr. Anthony R. Harvey. Azco agreed to pay each former director the sum of $350,000. The amount is to be paid in an initial payment of $20,000 each, due upon the signing of the Agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date this Agreement is signed. In addition, Azco agreed to pay $24,898 representing one half of the legal fees incurred by the former directors. Under the terms of the agreement, Azco is required to provide Messrs. Harvey and Lindsay each with 150,000 shares of common stock in Azco Mining, Inc., which shares shall be unrestricted as allowed pursuant to Rule S-8 of the Rules of the Securities and Exchange Commission.

     On January 22, 1999, the trustee in bankruptcy proceedings against Eagle River International Limited, a former WAG - Mali joint venture partner of Azco, served a petition, in the Quebec Superior Court, District of Hull, upon Azco in order to recuperate assets from Azco. The trustee alleges that Azco is accountable to the trustee for certain stock in its subsidiary and other alleged assets which, represent hypothetical values that may aggregate, if one accepts the trustee's claims of private stock values, up to $3,400,000. Azco considers the trustee's claims to be without merit and has engaged counsel that is disputing the matter vigorously on behalf of Azco. To the knowledge of Azco, it is also the largest creditor of Eagle (Azco has made a claim in excess of $4,000,000) and, therefore, it is Azco's opinion that ultimately the trustee will be primarily accountable to Azco for any assets recovered, whether from Azco or any other party.

     On June 25, 2002 Azco received a demand for arbitration filed by iCapital Corporation seeking $144,000 in relief due to failure to pay under a June 26, 2001 Financial Consulting Agreement. It is the position of Azco and its counsel that the contract is void and it is unlikely that iCapital will prevail on their claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Toronto Stock Exchange in Canada and the American Stock Exchange in the United States under the symbol "AZC." As of September 3, 2002, there were 31,912,121 common shares outstanding.

     The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the Toronto Stock Exchange and the American Stock Exchange:

Quarter ended                                         American Stock Exchange                Toronto Stock Exchange
                                                             (U.S. $)                             (Canadian $)
2000                                                   HIGH              LOW               HIGH                  LOW
------------------------------------------------ ----------------- ---------------- -------------------- --------------------
09/30/00                                                     1.19             0.81                 1.70                 1.20
12/31/00                                                     1.06             0.31                 1.70                 0.45
------------------------------------------------ ----------------- ---------------- -------------------- --------------------

------------------------------------------------ ----------------- ---------------- -------------------- --------------------
2001                                                   HIGH              LOW               HIGH                  LOW
------------------------------------------------ ----------------- ---------------- -------------------- --------------------
03/31/01                                                    $0.94            $0.38                $1.30                $0.55
06/30/01                                                     0.74             0.46                 1.19                 0.71
09/30/01                                                     0.76             0.43                 1.15                 0.55
12/31/01                                                     0.69             0.49                 1.08                 0.73
------------------------------------------------ ----------------- ---------------- -------------------- --------------------

------------------------------------------------ ----------------- ---------------- -------------------- --------------------
2002                                                   HIGH              LOW               HIGH                  LOW
------------------------------------------------ ----------------- ---------------- -------------------- --------------------
03/31/02                                                    $1.20            $0.53                $1.96                $0.94
06/30/02                                                     1.13             0.82                 1.84                 1.08


Holders Of Common Equity
------------------------

     As of September 17, 2002, Azco had 918 recordholders of common stock.

Dividends
---------

     Azco's Board of Directors has not declared any dividend on its common stock since Azco's inception and does not intend to pay out any cash dividends on its common stock in the foreseeable future.

Recent Sales Of Unregistered Securities
---------------------------------------

     In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors Mr. Alan P. Lindsay and Mr. Anthony R. Harvey. Azco agreed to pay each former director the sum of $350,000. The amount is to be paid in an initial payment of $20,000 each, due upon the signing of the Agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date this Agreement is signed. In addition, Azco agreed to pay $24,898 representing one half of the legal fees incurred by the former directors. Under the terms of the agreement, Azco is required to provide Messrs. Harvey and Lindsay each with 150,000 shares of unrestricted common stock.

     In July 2002, Pacifica Financial Group was issued 430,000 shares of Azco's common stock as compensation for consulting services provided to azco. These shares were valued at $0.95 per share, or a total of $408,500 on the date of issuance.

     In June 2002, we entered into the Equity Line of Credit Agreement where we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of our common stock for a total purchase price of $5 million. The amount of each advance is subject to a maximum advance amount of $500,000 with a minimum of a seven trading days period between advances. Cornell Capital Partners will purchase the shares of common stock for a 7.5% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell Capital Partners is entitled to retain 5% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $240,000, payable in shares of common stock. We issued 237,624 shares of our common stock to Cornell Capital Partners, LP with a market value of $240,000 as the commitment fee. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 9,901 shares of Azco's common stock, which was equal to $10,000 at a closing bid of $1.01 on June 19, 2002 for acting as the placement agent.

     In April 2002, Floyd Bleak was issued 390,000 shares of Azco's common stock as compensation for the 300,000 shares of common stock Mr. Bleak paid to iCapital Corp. for its consulting services to Azco. These shares were valued at $0.65 per share, or a total of $253,500, on the date the agreement was approved by the Azco board.

     In April 2002, Gary R. Blume was issued 25,000 shares of Azco's common stock as payment for legal services. These shares were valued at $0.57 per share, or a total of $14,250, on the date the contract was entered into.

     In April 2002, Mr. Bleak purchased 375,000 shares of Azco at $0.40 per share in a private offering under Regulation D.

     In January 2002, Patty J. Ryan exercised warrants that were issued on August 27, 2001. The warrants were issued to Ms. Ryan in connection with a $200,000 notes payable. This loan agreement was between Azco and Ms. Ryan for a term of up to one year at 12% interest. The warrant provided for 250,000 shares of common stock at a price of $0.40 per share.

     In January 2002, Azco completed a financing lease transaction that yielded net proceeds of $2,842,500. Under the terms of the transaction, Azco sold a 40% ownership in the mica processing facility located in Glendale, Arizona.
Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120% of the original sales price after the second year. The repurchase price of the property increases by 10% of the original sales price each year the option remains unexercised up to a maximum of 150% of the original sales price. The lessor maintains a mirror image option to put the property back to the Company. Payments for the first six months under the lease agreement are $30,000, for the second six months they increase to $37,500 after which time they are $45,000 per month. In connection with this transaction, Azco issued a warrant to purchase 2,550,000 shares of Azco's common stock at $.50 per share. This warrant vested in January 2002 and is exercisable through January 16, 2007.

     In December 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from a sophisticated investor and shareholder, Luis Barrenchea. In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco's common stock at $.40 per share. This warrant vested in February 2002 and is excercisable through December 3, 2002.

     In October 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Berrenachea. In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco's common stock at $.40 per share. This warrant vested in December 2001 and is excercisable through October 19, 2002.

     In September 2001, Azco received a one-year $200,000 loan, currently bearing interest at 12% per annum, from Mr. Barrenchea. In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco's common stock at $.40 per share. This warrant vested in November 2001 and is excercisable through September 4, 2002. Azco is currently in negotiations with Mr. Barrenchea regarding an extension of this loan. Azco has offered to extend the exercise date of the warrant an additional year, in exchange for a one-year extension of the loan.

     In March 2001, Lawrence G. Olson the President, CEO and Chairman of the Board, jointly with his wife, made an unsecured loan to Azco in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point. Mr. Olson received, in conjunction with the loan, a warrant to purchase 300,000 shares of common stock for $0.69. In October 2001, Azco restructured its $800,000 loan agreement with Mr. Olson. Mr. Olson agreed to extend the note payable an additional year to March 15, 2003 in consideration for 700,000 warrants to purchase common stock at an exercise price of $0.40. The warrants vested in December 2001 and expire on October 12, 2003. In addition, effective October 1, 2001, the interest rate payable on the $800,000 Olson loan was adjusted from prime plus 1% to 12% annually. In June 2002, the loan was extended an additional year and Azco entered into a security agreement with Mr. Olson, whereby Azco's assets secured the loan. The loan is currently due on March 14, 2004.

     With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Azco so as to make an informed investment decision. More specifically, Azco had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Azco's securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for each of the five years during the period ended June 30 are derived from our audited consolidated financial statements. The data presented below should be read in conjunction with our consolidated financial statements and related notes, and with Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Years Ended June 30,
                                   2002              2001               2000              1999             1998
Statement of Operations Data:
Sales                             $   64,880          $   17,600         $      --         $      --       $      --
Net loss from operations         (4,476,861)         (3,436,202)       (4,491,676)       (5,449,583)     (4,091,951)
Net loss                         (4,247,586)         (3,365,376)       (3,899,486)       (4,528,006)     (3,044,112)
Loss per share
                                      (0.14)              (0.11)            (0.13)            (0.17)          (0.12)
Weighted avg. number of
  common shares                   30,295,261          29,964,636        29,846,839        26,787,226      25,646,449


Balance Sheet Data:            June 30, 2001       June 30, 2001     June 30, 2000     June 30, 1999      June 30, 1998
Capital assets                  $ 10,641,020        $ 10,538,089      $  8,181,582      $  2,219,997       $      --
Total assets                      12,991,072          11,904,545        13,872,311        17,353,717      19,486,669
Total debt (including
  materials)                       2,659,523             866,023                --                --              --
Total liabilities                  4,881,185           1,747,142           566,028           387,984         299,061
Total stockholders' equity         8,109,887          10,157,403        13,306,283        16,965,733      19,187,608


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results Of Operations
---------------------

     Year Ended June 30, 2002 Compared To Year Ended June 30, 2001

     Sales
     -----

     Sales increased in fiscal 2002 to $64,880 from $17,600 in fiscal 2001 due to the continuing acceptance of our cosmetic grade mica. Specifically, our sales volume in 2001 was 8,800 lbs. as compared to 31,600 lbs. in fiscal 2002. The sales consist of cosmetic grade mica produced from its Black Canyon Mica project located in Arizona. Since June 30, 2002, Azco is also selling feldspathic sand a by-product of mica production, which is sold into the local golf course sand and stucco markets. Azco's customers consist of Presperse, Inc and KOBO, with respect to mica and Pioneer Sand and Western Stucco with respect to feldspathic sand.

     Expenses
     --------

     Production costs decreased by $104,705 due to lower than expected demand of the Company's mica product.

     Exploration costs decreased by $250,921 as the result of the Company's decision to not fund its current portion of expenses associated with the Piedras Verdes Copper Project.

     Salaries expense decreased in fiscal 2002 to $341,608 from $430,111 in fiscal 2001. This decrease was due to the non-renewal of management agreements with two former executives in October 2002.

     General and administrative expense increased in fiscal 2002 to $1,329,508 from $588,632 in fiscal 2001. This increase was due to $180,000 in financing lease payments in the fiscal 2002 that did not exist in fiscal 2001, as well as, investor relations expense relating to contract services of $495,903 in the current fiscal period compared to $71,644 in fiscal 2001, accounting fees of $118,180 in the current fiscal period compared to $38,583 for fiscal 2001 and stock exchange fees of $108,023 in the current fiscal period compared to $51,673 for fiscal 2001. Investor relations expense includes $336,043 of non-cash expense related to the issuance of 820,000 shares of stock and 50,000 warrants to purchase stock in exchange for services rendered. The increase in accounting fees is due to services rendered in connection with the various financings throughout the year.

     Expenses of $1,030,900 related to the settlement reached with two of the Company's former executives were recorded in the fiscal year ended June 30, 2002.

     Financing expenses in the fiscal year ended June30, 2002 were $315,591 compared to $72,139 in the previous year. The increase was due to recording of the transaction fees due under the Cornell Capital equity line of credit agreement, whereby the Company agreed to issue $250,000 of its common stock as fees.

     Other Income and Expenses
     -------------------------

     Other income and expenses in fiscal 2002 was $(588,778) as compared to net other income of $70,826 in 2001. The principal factor was increased interest due to interest payments of $139,639 due on new notes payable and $457,745 of non-cash amortization expenses on debt discounts on the financing arrangements.

     The Company's income tax benefit for fiscal 2002 consisted of a $998,053 benefit associated with the carryback of net operating losses resulting from the March 2002 enactment of the Job Creation and Workers Assistance act of 2002.

     Net Loss
     --------

     Azco had a net loss of $4,247,586 in fiscal 2002 compared to a net loss of $3,365,376 in 2001. The increase in net loss for the year ended June 30, 2002 is the result of increased general and administrative expenses of $740,876, the recording of a $1,030,900 settlement with former executives and increased interest expense of $546,943. These increases are offset by a decrease in fiscal 2002 production costs of $104,705, decreased exploration expense of $250,921, a capital asset write-down of $349,744 in fiscal 2001 and a $998,053 income tax benefit recorded in fiscal 2002.

     Year Ended June 30, 2001 Compared To Year Ended June 30, 2000

     Sales
     -----

     All material income received during fiscal 2001 and 2000 was a result of interest earned on available cash resources with the exception of $17,600 received in fiscal 2001 for the sale of mica products.

     Expenses
     --------

     Salaries expense decreased in fiscal 2001 to $430,111 from $1,009,682 in fiscal 2000. This decrease was due to a reduction in executives resulting from the non-renewal of management agreements with former executives and the expensing of $201,900 due to the granting of stock options to non-employees in fiscal 2000.

     General and administrative expense decreased in fiscal 2001 to $588,632 from $1,027,582 in fiscal 2000. This decrease was due to the closure of the executive office in Vancouver, Canada and reduced investor relations activity

     Other Income and Expenses
     -------------------------

     Other income in fiscal 2001 was $70,826 as compared to $592,190 in 2000. Income in the current period was reduced in large part due to a decrease in interest income of $209,959 (net of expenses) and the non-recurrence of a $277,500 sale of assets in fiscal 2000.

     Net Loss
     --------

     Azco had a net loss of $3,365,376 in fiscal 2001 compared to a net loss of $3,899,486 in 2000. The decrease in net loss for fiscal 2001 is the result of decrease in salaries and general and administrative expense of $1,018,524. The decrease was offset by a decrease in the 2001 fiscal year in other income of $521,364.

Liquidity And Capital Resources
-------------------------------

     As of June 30, 2002, we had cash-on-hand of $884,647. We anticipate that our current cash-on-hand will fund our current operations for approximately three months.

     Azco believes that it will need additional financing to fund its operating and capital requirements over the next twelve months assuming that the Company continues to advance it marketing and sales efforts. In particular, Azco anticipates the need for at least $2.9 million of additional financing during the next 12 months, in order to fund the following expected uses:

Mica project operating losses                                $ 500,000
Mica project capital expenditures                              350,000
Corporate overhead and related expenses                      1,400,000
Exploration and development                                    650,000
                                                               -------
Total funds needed                                          $2,900,000


     If Azco's mica and sand project does not achieve commercial production levels or if Azco is unable to successfully market the mica and sand products during the next 12 months, Azco will need increased additional funding to meet its operating expenses.

     Our primary need for cash is to fund our ongoing operations until such time that the sale of minerals generates enough revenue to fund operations. In
addition,   our  need  for  cash  includes  satisfying  current  liabilities  of
$1,573,229 as of June 30, 2002, consisting of accounts payable and accrued liabilities of $1,129,557 and notes payable of $443,672.

     In January 2002, Patty J. Ryan exercised her warrant to purchase 250,000 shares of common stock at a price of $0.40 per share. The warrant was issued in connection with the August 27, 2002, one-year, $200,000 note payable yielding 12% interest. In lieu of payment for the exercise price, the outstanding note payable was reduced by $100,000. The $100,000 balance of the note was retired in August 2002.

     In September 2001, Azco received a one-year $200,000 loan, currently bearing interest at 12% per annum, from Mr. Barrenchea. In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco's common stock at $.40 per share. This warrant vested in November 2001 and is excercisable through September 4, 2002. Azco is currently in negotiations with Mr. Barrenchea regarding the extension of this loan. Azco has offered to extend the exercise date of the warrant an additional year, in exchange a one-year extension of the loan.

     In October 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenchea. In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco's common stock at $.40 per share. This warrant vested in December 2001 and is excercisable through October 19, 2002.

     In December 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from a sophisticated investor and shareholder, Luis Barrenchea. In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco's common stock at $.40 per share. This warrant vested in February 2002 and is excercisable through December 3, 2002.

     A summary of the maturity dates of the notes payable due within the next twelve months and the amounts (excluding debt discounts) are set forth below:

Due Dates                         Amount
---------                         ------
August 27, 2002                   $100,000
September 4, 2002                  200,000
October 19, 2002                   100,000
December 3, 2002                   100,000
                                  --------
Total                             $500,000


     In addition, Azco is obligated under the financing lease completed in January 2002 for which monthly payments for the first six-month period July 2002 to December 2002 are $37,500 and thereafter are $45,000 per month.

     Azco leases some heavy equipment. Certain equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on its balance sheet. Azco is committed to lease its former executive office in Vancouver, British Columbia, through April 2004 for a monthly payment of $5,250. This location currently has a tenant under a sub-lease contract whereby Azco is receiving $3,140 per month.

     In conjunction with the departure of two former executives in October 2000, Azco entered into a severance agreement whereby Azco is required to make up-front payments of $20,000 and 24 monthly payments of $10,000, to each director, through June 2004, with the remaining balance of $90,000 due in July 2004. Under the terms of the agreement, Azco additionally, is required to provide Messrs. Harvey and Lindsay each with 150,000 shares of unrestricted common stock in Azco Mining, Inc.

     The following table is provided to detail our contractual obligations and lease commitments:

                                                               Payments due in        Payments due in         Payments due
                                      Payments due through     1-3 years              4-5 years               after
                                      June 30, 2003            2003-2005              2006-2007               2007
                                      -------------            ---------              ---------               ----
Equipment leases                         $   98,358                 84,727                      -                     -
Office lease                                 61,680                 51,400                      -                     -
Settlement payments                         280,000                420,000                      -                     -
Notes payable                               610,000                872,000                      -                     -
Financing lease                             495,000              1,080,000              1,080,000             6,930,000

Total contractual obligations            $1,545,038              2,508,127              1,080,000             6,930,000


     Cobre del Mayo S.A. de C.V. is a Mexican corporation set up to develop the Piedras Verdes copper project in Sonora, Mexico. Azco owns 30% of Cobre del Mayo. The 70% owner is a Canadian privately held company, Frontera Copper Corporation. Frontera plans to secure necessary financing for the Piedras Verdes Project and to advance it to a bankable feasibility stage as soon as possible. Under the Cobre del Mayo shareholders agreement, we are obligated to fund 30% of the development expenses incurred in connection with the Piedras Verde project. The type, amount and timing of development are determined at the sole discretion of Frontera. Azco has informed Frontera that until it has secured a more stable financial position it will be unable to fund its 30% portion of development expenses. Under the terms of the Cobre del Mayo shareholders agreement, Azco's ownership in Cobre del Mayo S.A. will be diluted proportionate to the contributions Azco has made to that date. Azco will have the opportunity to resume contributions at any time at a rate equal to its ownership level at that time.

     In June 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Pursuant to the Equity Line of Credit Agreement, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of $5.0 million. The effectiveness of the sale of shares under the Equity Line of Credit is conditioned upon us registering the shares to be sold with the Securities and Exchange Commission.

     Other than the Equity Line of Credit, we do not have any commitments for funding. No assurances can be given that the Equity Line of Credit will provide sufficient funding to finance our ongoing operations or our long-term business plan. Among other reasons, this is due to the limit, imposed by the American Stock Exchange, whereby a maximum of 6,000,000 shares may be issued under the Equity Line of Credit. Further, no assurance can be given that we will be able to obtain other commitments for financing on favorable terms or at all. Current economic and market conditions have made it difficult to raise required finances.

     If we are unable to access the Equity Line of Credit or obtain alternative financing arrangements, Azco (i) may be unable to fund our required development expense of the Piedras Verdes project, resulting in substantial dilution of Azco's interest, (ii) may be forced to delay or terminate the development and marketing of Azco's mica and sand by-products, thereby hindering or eliminating Azco's expected primary source of future revenue, (iii) may be required to eliminate substantially all business activities to conserve cash, or (iv) may need to seek protection under the U.S. bankruptcy laws.

Critical accounting policies and estimates
------------------------------------------

     Azco believes the following significant assumptions and estimates influence its more critical practices and accounting policies used in the preparation of its consolidated financial statements.

     Azco has initially estimated its ore reserves at the Black Canyon Mica Mine based on its exploration program completed in 1999. Uncertainties are inherent in certain of the Company's critical accounting policies and estimated quantities of reserves, including many factors beyond the control of the Company. Ore reserve estimates are currently based upon engineering evaluations of assay values from 41 drill holes and samples of outcropping surface structures. Azco uses its ore reserve estimate in calculating the depreciation of production assets and their long-term recovery. The Company's estimate of ore reserves together with its assumed sales volumes and realized prices for mica products are significant factors used in performing annual impairment assessments of its long-lived assets. Changes in ore reserve estimates and other assumptions regarding pricing and volume could materially influence these assessments. Should the quantity of sales of mica and other products not materialize, significant impairments of the Company's long-lived assets may result.

     Environmental liabilities are based on bonding requirements placed on the Black Canyon Mica Mine by the State of Arizona and the Bureau of Land Management. Currently a total bond of $190,400 is in place with these agencies. Azco records the liability when incurred and books the reclamation expense as the ore reserve is processed.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective as of the beginning of fiscal 2003. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost will be capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life. At June 30, 2002, the Company had recorded a net asset of approximately $187,000 and a corresponding liability of $190,400 associated with its estimate of ultimate reclamation costs associated with the Black Canyon site. The Company is currently in the process of determining the impact of the pronouncement on its financial position discounting and its estimate of third party costs of reclamation.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). This Statement is effective as of the beginning of fiscal 2003. The pronouncement is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, SFAS No. 64 and further clarifies debt extinguishments, which classify as extraordinary. Additionally, SFAS No. 145 amends SFAS No. 13 in order to clarify the accounting for the treatment of lease modifications. Provisions of this Statement relating to the rescission SFAS No. 4 are effective for fiscal year 2003 and provisions of this Statement relating to the SFAS No. 13 are effective for transactions occurring after May 15, 2002. The pronouncement is not expected to have a material impact on its financial position, results of operations of cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". The primary difference from existing guidance is that SFAS No. 146 requires the recognition of exit cost at fair value when a liability is incurred, versus at the date of the exit plan approval. This Statement is effective for exit and disposal activities of the Company that are initiated after December 31, 2002. The Company has not historically had significant exit or disposal activities.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared assuming that Azco will, as noted above, continue to operate as a going concern. Azco has suffered recurring losses from operations and Azco will require substantial additional funds to continue and develop operations.

     These matters raise substantial doubt about Azco's ability to continue as a going concern. The accompanying consolidated financial statements in this Form 10-K do not include the adjustments that would be necessary, and could be significant, including a provision of impairment for plant and equipment should Azco be unable to continue as a going concern.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

     Azco's financial instruments include cash and cash equivalents and long-term debt. Azco considers all financial instruments which are highly liquid and have original maturities of three months or less to be cash and cash equivalents which are readily convertible into cash. Azco's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt (including capital leases) of Azco as of June 30, 2002 was $2,659,523. Azco's long-term debt is not subject to interest rate risk because all of Azco's long-term debt has fixed rates of interest. Azco does not enter into contracts for speculative or investment purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                            Page
The following financial statements required to be included in Item 8 are listed below:

     Report of Independent Accountants                                                                      F - 2

     Consolidated Balance Sheets as of June 30, 2002 and 2001                                               F - 3

     Consolidated Statements of Operations for the fiscal years
       ended June 30, 2002, 2001 and 2000                                                                   F - 4

     Consolidated Statements of Stockholders' Equity for the fiscal years
       ended June 30, 2002, 2001 and 2000                                                                   F - 5

     Consolidated Statements of Cash Flows for the fiscal years
       ended June 30, 2002, 2001 and 2000                                                                   F - 6

     Notes to Consolidated Financial Statements                                                             F - 7

The following financial statement schedule of the Registrant is included in Item
14(a) (2):

     Schedule II - Valuation and Qualifying Accounts for the fiscal years
       ended June 30, 2002, 2001 and 2000                                                                   F - 25


Schedules other than the one listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the consolidated financial statements or related notes thereto.

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Azco Mining Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Azco Mining Inc. and its subsidiary at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




September 3, 2002


                    Additional Comments for Canadian Readers

Canadian reporting standards do not consider it appropriate to refer to going concern issues where the matter is adequately disclosed in the notes to financial statements, such as described in Note 1 to these consolidated financial statements. This report has been prepared in accordance with reporting standards in the United States of America which requires a reference in the Report of Independent Accountant, when there is substantial doubt as to an entity's ability to continue as a going concern.





September 3, 2002

                                Azco Mining Inc.
                          Consolidated Balance Sheets

                                                                               June 30,
                                                                        2002            2001
                                                                        ----            ----
                        Assets
Curent assets:
  Cash and cash equivalents                                             $   884,647     $    39,920
  Prepaids and other                                                        179,225          74,689
  Inventories (Note 5)                                                    1,095,780       1,061,447
                                                                          ---------       ---------
                                                                          2,159,652       1,176,056
Capital assets:
  Mineral properties, plant and equipment, net (Note 7)                  10,352,872      10,130,668
  Other capital assets, net (Note 8)                                        288,148         407,421
                                                                            -------         -------
                                                                         10,641,020      10,538,089
Restricted cash (Note 4)                                                    190,400         190,400
                                                                            -------         -------
              Total assets                                              $12,991,072     $11,904,545

                        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                              $   540,768     $   690,719
  Notes payable (Note 9)                                                    443,672               -
  Accrued settlement obligation(Note 14)                                    586,000               -
                                                                            -------         -------
                                                                          1,570,440         690,719

Accrued settlement obligation (Note 14)                                     444,900               -
Financing lease liability (Note 9)                                        1,975,650               -
Note payable to related party (Note 9)                                      615,068         715,280
Other liabilities (Note 10)                                                 275,127         341,143
                                                                            -------         -------
                                                                          3,310,745       1,056,423
                                                                          ---------       ---------
                Total liabilities                                         4,881,185       1,747,142
                                                                          ---------       ---------

Contingencies and commitments (Note 14)                                           -               -

Stockholders' equity:
  Common stock, $.002 par value, 100,000,000 shares
   authorized; 31,152,121 and 30,050,621 shares issued and
   outstanding at June 30, 2002 and 2001, respectively                       62,304          60,101
  Additional paid-in capital                                             30,951,523      28,753,656
  Accumulated deficit                                                   (22,903,940)    (18,656,354)
                                                                        ------------    ------------
                                                                          8,109,887      10,157,403
                                                                          ---------      ----------
                Total liabilities and stockholders' equity              $12,991,072     $11,904,545
                                                                        -----------     -----------

                                Azco Mining Inc.
                     Consolidated Statements of Operations


                                                                             For the years ended June 30,
                                                                        2002            2001            2000
                                                                        ----            ----            ----
Sales                                                                   $     64,880    $    17,600     $         -

Operating costs and expenses
Production costs                                                           1,371,807      1,476,512         424,287
General and administrative                                                 1,149,508        588,632       1,027,582
Salaries                                                                     341,608        430,111       1,009,682
Exploration                                                                  187,618        438,539         697,388
Depreciation and amortization                                                144,379         93,860         133,174
Capital asset write-downs                                                          -        349,744               -
Severence agreement(Note 14)                                               1,030,900              -               -
Financing expenses                                                           315,591         72,139               -
Start-up costs                                                                     -              -         947,511
Loss on investments                                                                -          3,894         250,000
Reclamation                                                                      330            371           2,052
                                                                                 ---            ---           -----
                                                                           4,541,741      3,453,802       4,491,676
                                                                           ---------      ---------       ---------
Operating loss                                                            (4,476,861)    (3,436,202)     (4,491,676)

Other income and expenses
Interest income                                                               12,945        124,626         314,690
Interest expense                                                            (781,723)       (54,780)              -
Other income                                                                       -            980         277,500
                                                                                   -            ---         -------
                                                                            (768,788)        70,826         592,190
                                                                            ---------        ------         -------
Loss before income taxes                                                  (5,245,639)    (3,365,376)     (3,899,486)
Income tax benefit                                                           998,053              -               -
                                                                             -------              -               -
Net loss                                                                $ (4,247,586)   $(3,365,376)    $(3,899,486)
--------                                                                -------------   ------------    ------------
Basic loss per common share                                             $      (0.14)   $     (0.11)    $     (0.13)
                                                                        -      ------   -     ------    -     ------
Diluted loss per common share                                           $      (0.14)   $     (0.11)    $     (0.13)
                                                                        -      ------   -     ------    -     ------
Weighted average number of common shares outstanding                       30,297,261     29,964,636      29,846,839
                                                                           ----------     ----------      ----------


                                Azco Mining Inc.
                Consolidated Statements of Stockholders' Equity

                                                     Coommon Shares             Additional
                                                Number of                       Paid-In         Accumulated
                                                Shares          Amount          Capital         Deficit         Total
                                                ------          ------          -------         -------         -----
Balance June 30, 1999                           29,832,121          59,664       28,297,561      (11,391,492)    16,965,733
Stock options exercised                             55,000             110           38,026                -         38,136
Stock option compensation                                -               -          201,900                -        201,900
Net loss                                                 -               -                -       (3,899,486)    (3,899,486)

Balance, June 30, 2000                          29,887,121          59,774       28,537,487      (15,290,978)    13,306,283
Stock options exercised                            163,500             327           96,564                -         96,891
Warrants (Notes 9 and 11)                                -               -          119,605                -        119,605
Net loss                                                 -               -                -       (3,365,376)    (3,365,376)

Balance, June 30, 2001                          30,050,621          60,101       28,753,656      (18,656,354)    10,157,403
Stock options exercised                             61,500             123           27,269                -         27,392
Warrants (Notes 9 and 11)                                -               -        1,654,928                -      1,654,928
Common shares issued (Note 11)                     790,000           1,580          416,170                -        417,750
Warrant exercised                                  250,000             500           99,500                -        100,000
Net loss                                                 -               -                -       (4,247,586)    (4,247,586)

Balance, June 30, 2002                          31,152,121      $   62,304      $30,951,523     $(22,903,940)   $ 8,109,887


                                Azco Mining Inc.
                     Consolidated Statements of Cash Flows

                                                                    For the years ended June 30,
                                                                2002            2001            2000
                                                                ----            ----            ----
Cash flows fromp operating activities:
  Net loss                                                      $  (4,247,586)  $  (3,365,376)  $  (3,899,486)
  Items not affecting cash:
    Depreciation and amortization                                     144,379          93,860         133,174
    Stock option compensation and
      other non-cash expenses                                         611,243               -         201,900
    Gain on sale of mineral properties,
      plant and equipment                                                   -            (980)              -
    Loss on write-down/sale of invetsments                                  -           3,894         250,000
    Loss on write-down of mineral properties,
      plant and equipment                                                   -         349,744               -
    Amortization of debt discount                                     457,745          34,885               -
    Severance agreement                                             1,030,900               -               -
  Net change in operating assets and liabilities:
    Prepaids and other                                               (112,036)         49,388          (20,729)
    Inventories                                                       (34,333)        (60,669)      (1,000,778)
    Accounts payable and accrued liabilities                         (477,151)        232,981          178,044
                                                                     ---------        -------          -------
        Cash flows used in operations                              (2,626,839)     (2,662,273)      (4,157,875)
                                                                   -----------     -----------      -----------
Cash flows from investing activitis:
  Sale of Minera Cortez Resources Ltd. shares                               -          46,694                -
  Investment in Calgem, Inc.                                                -               -         (250,000)
  Purchase of capital assets                                                -               -         (298,974)
  Proceeds from sale of mineral properties,
    plant and equipment                                                     -             980                -
  Purchase of mineral properties, plant and equipment                (239,810)     (2,558,537)      (2,922,174)
  Restricted cash                                                           -               -         (190,400)
                                                                            -               -         ---------
        Cash flows used in investing activities                      (239,810)     (2,510,863)      (3,661,548)
                                                                     ---------     -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of financing lease                         3,000,000               -                -
  Proceeds from issuance of notes payable                             811,000         800,000                -
  Payments on notes payable                                          (211,000)              -                -
  Exercise of stock options                                            27,392          96,891           38,136
  Payments on capital lease obligations                               (66,016)         (8,721)               -
  Issuance of common stock                                            150,000               -                -
                                                                      -------               -                -
        Cash flows from financing activities                        3,711,376         888,170           38,136
                                                                    ---------         -------           ------
Increase(decrease) in cash and cash equivalents                       844,727      (4,284,966)      (7,781,287)
Cash and cash equivalents, beginning of year                           39,920       4,324,886       12,106,173
                                                                       ------       ---------       ----------
Cash and cash equivalents, end of year                          $     884,647   $      39,920   $    4,324,886
                                                                -     -------   -      ------   -    ---------

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

1.   Nature of Operations and Going Concern

     Azco Mining Inc. (the Company) is a mining company incorporated in Delaware. Its general business strategy is to acquire, explore and develop mineral properties. The Company's principal assets are the 100% owned Black Canyon Mica Project (the Mica Project) in Arizona and an interest in the Piedras Verdes Copper Project in Sonora, Mexico. The Company's interest in the Piedras Verdes Copper Project has been diluted from its original ownership of 30% as a result of its decision not to make certain funding requirements in the current year (Note 7).

     Initial construction has been completed on the mica project and sales of cosmetic grade mica have begun. Feldspathic sand, produced as a by-product of mica production, is being sold into the local golf course sand and stucco markets.

     Although the Company has taken steps, consistent with usual industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has suffered recurring losses and negative cash flows from operations. The Company requires additional funds to continue operations, including production and marketing of mica and sand products, exploration commitments on mineral properties, general and administrative expenses and to meet other obligations as they are due. Management of the Company is currently in negotiations for a $15 million financing in the form of equity and/or debt which would be used to expand and carry out certain upgrades to its processing facilities and to retire existing high interest debt. The Company has also retained an investor relations firm to assist in seeking additional financing and possible joint venture agreements. However there is no assurance that these efforts will be successful on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments to assets and liabilities that would be necessary, and which could be significant, should the Company be unable to continue as a going concern.

2.   Significant Accounting Policies

     Principles of Consolidation
     ---------------------------

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Azco Mica, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

2.   Significant Accounting Policies (Continued)

     Inventories
     -----------

     Inventories are recorded at the lower of cost and net realizable value. Cost is determined on a weighted average basis and includes all costs in bringing the inventory to its present location and condition. Net realizable value is the estimated price at which inventories can be sold in the normal course of business after allowing for the cost of completion and sale.

     As of June 30, 2002 and 2001, the Company's cost of its inventories was in excess of the net realizable value. Write-downs of $1,340,207, $1,817,456 and $424,287 during fiscal years, 2002, 2001 and 2000, respectively, reflected the necessary adjustments to the carrying value.

     Capital Assets
     --------------

     Land, buildings, plant, equipment, and vehicles are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations.

     The Company expenses prospecting and exploration costs as incurred, but capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility. Exploration costs include those related to the Piedras Verdes Copper Project (Note 7). Mine development costs that are expected to benefit future production are capitalized and amortized on the units-of-production method over proven and probable reserves.

     Mineral properties (including capitalized development costs), plant and equipment are amortized on the units-of-production basis using proven and probable reserves. Office buildings, furniture, equipment, and vehicles are depreciated over their estimated useful lives (3 - 15 years) using the straight-line method.

     The Company evaluates its long-term assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company's expectation of discounted net cash flows.

     Recoverability  of the  investment  in the Mica  project is assessed  using estimates of proven and probable ore reserves, estimated prices (considering historical and current prices, price trends, and related factors), operating capital, and reclamation costs on an undiscounted basis. Where capitalized costs are not recoverable, reductions in the carrying value would be recorded to the extent the remaining investment exceeds the estimate of fair value. Changes in the geological and engineering interpretations of ore bodies, product prices and operating costs may change the Company's estimate of proven and probable reserves. It is reasonably possible that the Company's estimate of proven and probable reserves may change in the future resulting in additional charges for depreciation, amortization and reclamation in future reporting periods.

     Reclamation Costs
     -----------------

     Estimated costs of decommissioning and reclamation associated with mineral properties, plant and equipment, pursuant to regulatory and other requirements, are expensed over the life of the mine through periodic charges to earnings using the units-of-production method.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

2.   Significant Accounting Policies (Continued)

     Revenue Recognition
     -------------------

     The Company recognizes the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collectibility is reasonably assured. The price received is based upon terms of the contract.

     Income Taxes
     ------------

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts ("temporary differences") at each year end based on enacted tax laws and statutory rates applicable to the period in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense includes both taxes payable for the period and the change during the period in deferred tax assets and liabilities.

     Stock-Based Compensation
     ------------------------

     The Company has elected to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Note 11 contains the pro forma effects on reported results of operations if the Company had chosen to recognize compensation cost based on the fair value of options granted pursuant to Statement of Financial Accounting Standards (SFAS) No. 123.

     Estimates
     ---------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant area requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production amortization depreciation. Actual results could differ from those estimates under different assumptions or conditions.

     Presentation
     ------------

     Certain reclassifications have been made to prior years' amounts to conform with current year presentation.

3.   Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of June 30, 2002, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

4.   Restricted Cash

     As part of the reclamation deposit required for the Black Canyon Mica property, the Company has restricted cash of $190,400, comprising:

     - $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and

     - $140,400 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management which expires on October 25, 2002.

         Both of the amounts will be held until all terms and conditions of the reclamation agreement have been fulfilled or a satisfactory replacement bond has been accepted.

5.   Inventories

     Inventories at June 30 consists of the following stated at their net realizable value:


                                                        2002            2001
                                                        ----            ----
Broken ore                                              $  725,202      $   814,107
Work-in-process                                            277,378          187,540
Finished goods                                              93,200           59,800
                                                        $1,095,780      $ 1,061,447

6.   Investments

     On June 18, 1998, the Company entered into an agreement with Minera Cortez Resources Ltd. (Cortez), a public company which trades on the Canadian Venture Stock Exchange, whereby the Company was granted a right of first refusal for a period of five years to acquire all or any of the property interest that Cortez decides to either joint venture, option, or dispose of. In consideration, the Company subscribed for 200,000 common shares of Cortez at Cdn. $0.25 per share. The Company was also granted a right of first refusal for the same period to provide up to 100% of any private or public equity or debt financing that Cortez proposes to obtain, on similar terms as any third party is willing to provide. In the year ended June 30, 1999, the Company purchased an additional 100,000 shares at Cdn. $0.25 per share, bringing the carrying value of the shares to $50,588.

     During June 2001, the Company sold its 300,000 share interest in Cortez for Cdn. $0.25 per share. The sale resulted in a $3,894 loss primarily from movement in the foreign currency exchange.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

6.   Investments (Continued)

     Effective on August 9, 1999, the Company entered into an "Agreement in Principle" (AIP) with each of Thomas Ford and Calgem, Inc., a company wholly-owned by Mr. Ford (collectively, Calgem), pursuant to which Calgem therein granted the Company an option to purchase all of the issued and outstanding shares and/or business assets of Calgem, a company that auctions coloured gemstones on television. In accordance with the terms and conditions of the AIP, the Company had advanced, by way of a loan to Calgem, an aggregate of $250,000. A senior fixed and floating claim on all of the assets of Calgem was to be pledged as collateral for the loan together with interest accruing thereon at a rate of 10% per annum. The AIP has expired and the Company wrote off the loan during the year ended June 30, 2000, as it had not been successful in contacting Calgem to discuss either repayment terms or the establishment of the security for the loan.

7.   Mineral Properties, Plant and Equipment

     Mineral  properties,  plant and equipment  consist of the following at June
     30:

                                                        2002            2001
                                                        ----            ----
Mineral Properties                                      $  2,219,996    $  2,219,996
Mining and processing plant and equipment                  7,122,679       6,882,869
Development costs                                          1,104,966       1,104,966
Accumulated amortization                                     (94,769)        (77,163)
                                                        $ 10,352,872    $ 10,130,668

     Black Canyon Mica Project
     -------------------------

     On March 9, 1999,  the  Company  acquired  Arizona  Mica  Properties,  Inc.
     (AMPI), owner of the Black Canyon Mica Project, a mineral property of mica ore and a pilot processing plant located near Phoenix, Arizona. AMPI was merged with a wholly-owned subsidiary and renamed Azco Mica, Inc.

     The acquisition has been accounted for by the purchase method with the excess of purchase price over fair value being allocated to mineral properties. The Company issued to the principals of AMPI 4,500,000 shares of common stock (subject to certain trading and voting trust restrictions) with a value of $2,289,388, in exchange for all the outstanding shares of AMPI.

     Piedras Verdes Copper Project
     -----------------------------

     The Piedras Verdes Project is located in southern Sonora, Mexico. During the year ended June 30, 1996, the Company sold 70% of its interest in the Piedras Verdes Project to Phelps Dodge Corporation (Phelps Dodge).

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

7.   Mineral Properties, Plant and Equipment (Continued)

     Under the terms of the sales agreement with Phelps Dodge, all assets and commitments related to this project were transferred to a separate company incorporated as Cobre del Mayo, S.A. de C.V. (Cobre). In March 2002 Phelps Dodge sold its 70% operating interest in Cobre to a Canadian privately held company, Frontera Copper Corporation (Frontera). Under the Cobre
     shareholders agreement, The Company is obligated to fund 30% of the development expenses incurred in connection with the Piedras Verdes project. The type, amount and timing of development are determined at the sole discretion of Frontera. Azco has informed Frontera that until it has secured a more stable financial position it will be unable to fund its 30% portion of development expenses. The Company's failure to fund its current year requirement does not result in any additional obligations. Under the terms of the Cobre shareholders agreement, Azco's ownership in Cobre will be diluted proportionate to the contributions Azco has made to date. Azco will have the opportunity to resume contributions at any time at a rate equal to its ownership level at that time. During the fiscal year ended June 30, 2002, Azco funded $116,895 (2001 - $192,300; 2000 - $428,373) of such development costs. The funding was less than the required 30% which will result in a dilution to the Company's ownership percentage. As of June 30, 2002, the Company has advanced an aggregate of $4,603,079 towards the project. The Company expenses all costs related to the project and classifies them as Exploration within the Consolidated Statement of Operations.

     On March 4, 1997, Cobre entered into a mining exploration and exploitation agreement with Compania Minera Serrana, S.A. de C.V., the mineral property lessor. Under the terms of this new agreement, Cobre has the following commitments to be funded 70% by Frontera and 30% by the Company:

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

     In the year ended June 30, 2002, Cobre made advanced royalty payments of $250,000. These amounts are not recoverable if Cobre does not proceed with the project.

     Frontera plans to secure necessary financing for the Piedras Verdes Project and to advance it to a bankable feasibility stage in the near future.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

7.   Mineral Properties, Plant and Equipment (Continued)

     Mali Concessions
     ----------------

     On March 31, 1999, the Company announced that it had entered into a joint venture with Randgold Resources Ltd. (Randgold) whereby Randgold acquired the right to earn up to 75% of the Company's interest in certain mineral concessions in Mali, West Africa. To earn this interest, Randgold agreed, over the next 36 months, to conduct exploration of the concessions at a minimum cost of $2,000,000, with the aim of establishing whether there is a viable economic gold resource, as defined in the agreement, of at least one million ounces. Thereafter Randgold was to prepare a Bankable Feasibility Study on any such resource within a further 12 months. In September 2001, Randgold terminated the agreement. The Company has no plans to renew the concessions or work commitment with the Mali government and is not obligated for any further costs or expenses related to this project.

8.   Other Capital Assets

     Other capital assets consists of the following at June 30:

                                                                    2002
                                                                Accumulated
                                                Cost            Depreciation            Net
                                                ----            ------------            ---
Land and office buildings                       $   152,997     $    28,003             $    124,994
Furniture and equipment                             381,383         220,821                  160,562
Vehicles                                             81,146          78,554                    2,592
                                                     ------          ------                    -----
                                                $   615,526     $   327,378             $    288,148
                                                -   -------     -   -------             -    -------

                                                                    2001
                                                                Accumulated
                                                Cost            Depreciation            Net
                                                ----            ------------            ---
Land and office buildings                       $   152,997     $    17,815             $   135,182
Furniture and equipment                             381,383         130,775                 250,608
Vehicles                                             81,146          59,515                  21,631
                                                     ------          ------                  ------
                                                $   615,526     $   208,105             $   407,421
                                                -   -------     -   -------             -   -------


9.   Notes Payable and Other Financing

     In January 2002, Azco completed a financing lease transaction resulted in net proceeds of $2,842,500. Under the terms of the transaction, the Company sold a 40 percent ownership in the Company's mica processing facility located in Glendale, Arizona. Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120 percent of the original sales price after the second year. The repurchase price of the property increases by 10 percent of the original sales price each year the option remains unexercised up to a maximum of 150 percent of the original sales price. Payments for the first 6 months under the financing agreement are $30,000, for the second 6 months they increase to $37,500 after which time they are $45,000 per month.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

9.   Notes Payable and Other Financing (Continued)

     In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company's common stock at $.50 per share. This warrant vested in January 2002 and is exercisable through January 16, 2007. The fair value of the warrant of $1,093,808 was determined by the Company using the Black-Scholes valuation model and has been reflected as additional paid-in capital and a discount to the related note.

     From December 2001 through January 17, 2002, the Company's Chief Executive Officer provided unsecured short-term financing in the amount of $243,500. These funds were provided at a rate of 6.5%, until alternate financing could be secured. These notes and all associated interest and fees were paid in full, subsequent to the closing of the financing lease agreement in January 2002 whereby Azco secured alternate financing.

     In December 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from a shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. This warrant vested in February 2002 and is exercisable through December 2002. The relative fair value of the warrant at the time of issuance was $29,895 and was reflected as additional paid-in capital and a discount to the related note.

     In October 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from the same shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. This warrant vested in December 2001 and is exercisable through October 19, 2002. The relative fair value of the warrant at the time of issuance was $33,841 and was reflected as additional paid-in capital and a discount to the related note.

     In September 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from the same shareholder. In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $.40 per share. This warrant vested in December 2001 and is contractually exercisable through September 2002. The relative fair value of the warrant at the time of issuance was $75,415 and was reflected as additional paid-in capital and a discount to the related note. The Company and the shareholders are currently in negotiations to extend the maturity date of the note and attached warrant.

     In August 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from a shareholder. In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $.40 per share. The relative fair value of the warrant at the time of issuance was $75,402 and was reflected as additional paid-in capital and a discount to the related note. This warrant was exercised in January 2002. In lieu of payment for the exercise price, the outstanding note payable was reduced by $100,000.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

9.   Notes Payable and Other Financing (Continued)

     In March 2001, the Company received an unsecured loan of $800,000 from its Chief Executive Officer. The note bore an interest rate equal to the prime rate plus one percentage point, and was due on March 14, 2002. In connection with this loan, the Company issued a warrant to purchase 300,000 shares of its common stock at $0.70 per share. The relative fair value of the warrant at the time of issuance was $119,605. In October 2001, the Company restructured this note payable. The note was extended an additional year to March 15, 2003 in consideration for 700,000 warrants to purchase the Company's stock at an exercise price of $0.40. The warrants vested in December 2001 and expire on October 12, 2003. The relative fair value of the warrant at the time of issuance was $330,273 and was reflected as additional paid-in capital and a discount to the related note. In addition, effective October 1, 2001, the interest rate payable on the note was adjusted from prime plus 1% to 12% annually. In June 2002, the note was again extended through March 2004 in return for a security interest in all of Azco's accounts receivable, inventory, equipment and real property.

     The notes payable, financing lease liability and related warrants have been reflected in the accompanying balance sheet at their relative fair values. The discount associated with the notes payable and the financing lease is being amortized over the term of the respective instrument using the effective interest method.

     Notes payable and other financing at June 30, 2002 consisted of the following:

                                                                        Unamortized
                                                        Principal       Discount
                                                        ---------       --------
12% note, due August 2002                               $   100,000     $     14,244
12% note, due September 2002                                200,000           16,366
12% note, due October 2002                                  100,000           11,711
12% note, due December 2002                                 100,000           14,007

Current portion                                             500,000           56,328
12% note, due March 2004                                    800,000          184,832

Total                                                   $ 1,300,000     $    241,260

Financing lease, due January 2012                       $ 4,500,000     $  2,524,350


10.  Other Liabilities

     Other liabilities consist of the following at June 30:

                                                        2002            2001
                                                        ----            ----
Reclamation provision                                   $   190,400     $   190,400
Capital leases                                               84,727         150,743
                                                        $   275,127     $   341,143

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

10.  Other Liabilities (Continued)

     The Company has provided for decommissioning and reclamation of the Black Canyon mine site at the cost estimate established with the Federal Bureau of Land Management. The corresponding deferred expense included in mineral property, plant and equipment is being amortized to operating results on a unit-of-production basis.

     Capital leases represents the long-term portion of capital leases (see Note
     14).

11.  Stockholders' Equity

     In June 2002, the Company entered into an agreement with an external party whereby the Company will receive certain investor relations services. The Company agreed to issue 430,000 shares of its common stock as consideration for a retainer. The Company recognized expenses of $67,000 for the portion of services obtained during fiscal 2002. As of June 30, 2002, these shares had not yet been issued.

     In June 2002, the Company entered into an agreement with an external party whereby the Company will receive certain investor relation services. The Company issued a warrant for the purchase of 50,000 shares of its common stock at an exercise price of $2.50 as consideration for a retainer. The warrant was valued at $16,204 using the Black-Scholes valuation model.

     In April 2002, the Company issued 375,000 shares of its common stock to an existing shareholder at a price of $0.40 per share.

     In April 2002, the Company entered into an agreement with an external party whereby the Company would receive certain investor relation services valued at $253,500. As consideration for the services rendered, the Company issued 390,000 shares of its common stock.

     In November 2001, the Company entered into an agreement with an external party whereby the Company would receive certain legal services valued at
     $14,250. The Company issued 25,000 shares of its common stock as consideration for services obtained.

     The Company has a stock option plan (the Plan) dated July 24, 1989, as amended, for the granting of options to purchase common stock. The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 6,798,263. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

11.  Stockholders' Equity (Continued)

     Stock option and warrant activity for the years ended June 30, 2002, 2001 and 2000 was as follows:

                                                        Stock Options               Stock Warrants
                                                                Weighted                        Weighted
                                                                Average                         Average
                                                                Exercise                        Exercise
                                                Shares          Price           Shares          Price
                                                ------          -----           ------          -----
Balance-oustanding June 30, 1999                 3,514,500      $  1.32                 -       $       -
Granted                                            390,000         1.46                 -                -
Canceled                                          (200,000)        0.63                 -                -
Expired                                           (100,000)        3.00                 -                -
Exercised                                          (55,000)        1.02                 -                -

Balance-outstanding June 30, 2000               3,549,500          1.28                 -                -
Granted                                           250,000          1.15           300,000             0.70
Canceled                                         (360,000)         1.22                 -                -
Expired                                          (460,500)         1.18                 -                -
Exercised                                        (163,500)         0.91                 -                -

Balance-outstanding June 30, 2001               2,815,500          1.13           300,000             0.70
Granted                                           190,000          0.67         4,050,000             0.49
Canceled                                          (80,000)         1.05                 -                -
Expired                                          (600,000)         1.02                 -                -
Exercised                                         (61,500)         0.46          (250,000)            0.40

Balance-outstanding June 30, 2002               2,264,000          0.67         4,100,000             0.51


     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for fiscal 2002: risk-free interest rate of 3.58%, no dividend, volatility factor of the expected market price of the Company's common stock of 90%, and an expected life of three years.

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

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

11.  Stockholders' Equity (Continued)

     For the purposes of pro forma disclosure, the weighted-average fair value of the options of $77,133 (2001 - $116,012; 2000 - $34,870) is expensed when the options are granted as the Company's stock options are fully vested when granted. The Company's pro forma information for fiscal 2002, 2001 and 2000 is as follows:

                                                2002            2001            2000
                                                ----            ----            ----
Net loss:
  As reported                                   $ (4,247,586)   $ (3,365,376)   $ (3,899,486)
  Pro forma                                       (4,324,719)     (3,481,388)     (3,934,356)

Loss per share:
  As reported                                          (0.14)          (0.11)          (0.13)
  Pro forma                                            (0.14)          (0.12)          (0.13)


     At June 30, 2002 and 2001, 2,746,763 and 2,256,763 shares of common stock, respectively, were reserved for future grants of options. Additionally, the Company has reserved 687,525 shares of common stock for issuance under various other commitments.

     Of the 2,264,000 stock options outstanding at June 30, 2002, 1,100,000 stock options were issued to directors, employees or key advisors of the Company.

     Stock options exercisable at June 30, 2002 include the following:


                                                                                        Weighted
                                                                Weighted                Average
                                                Number of       Average                 Remaining
                                                Shares          Exercise Price          Life
                                                ------          --------------          ----
Cdn $0.70 to Cdn $1.05                          1,740,000       Cdn. $0.96              20 months
U.S. $0.58 to U.S. $1.20                          524,000       U.S. $0.79              43 months


                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

12.  Income Taxes

     The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes, as shown:

                                                2002            2001            2000
                                                ----            ----            ----
Tax benefit at the federal statutory
  rate                                          $  1,783,517    $  1,144,228    $  1,325,825
State tax                                            262,282         168,269         194,974
Utilization of net operating loss                    998,053               -               -
Increase in valuation allowance                   (2,103,992)     (1,354,345)     (1,471,093)
Deferred tax asset recognized                              -               -         (77,700)
Other                                                 58,193          41,848          27,994
                                                      ------          ------          ------
Tax benefit                                     $    998,053    $          -    $          -


     The components of the deferred tax asset and deferred tax liability at June 30, 2002 and 2001 are as follows:

                                                2002            2001
                                                ----            ----
Deferred tax asset:
  Federal net operating loss
    carry forwards                              $  4,294,134    $  3,226,553
  State net operating loss
    carry forwards                                 1,025,459         725,672
  Foreign mineral properties                       1,917,960       2,064,037
  Inventories                                              -         878,490
  Executive severance                                392,340               -
  Other                                              102,708               -
  Valuation allowance                             (6,838,746)     (5,732,807)
                                                  -----------     -----------
Net deferred tax asset                               893,855       1,161,945
Deferred tax liability:
  Mineral properties, plant and
    equipment                                       (893,855)     (1,161,945)
                                                $          -    $          -

     At June 30, 2002, the Company had net operating loss carryforwards for Arizona income tax purposes of approximately $20.4 million (2001 - $14.5 million). On June 30, 2002, $1.5 million of losses expired. The remaining losses expire in the amount of $5.0 million on June 30, 2003, $2.3 million on June 30, 2004, $4.9 million on June 30, 2005, $4.3 million on June 30, 2006, and $3.9 million on June 30, 2007.

     At June 30, 2002, the Company had net operating loss carryfowards for federal income tax purposes of approximately $12.6 million (2001 - $9.5 million). These losses expire between June 30, 2019 and June 30, 2021.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

12.  Income Taxes (Continued)

     Due to the passage of 2002 Tax Payer Relief and Economic Stimulation Act in early 2002, the Company was able to carryback the 2001 net operating loss to the taxable year ended June 30, 1996, resulting in a current, federal income tax refund of $998,053.

13.  Earnings (Loss) Per Share

     Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted EPS reflects potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is the reconciliation of EPS for the year ended June 30:

                                                2002            2001            2000
                                                ----            ----            ----
Loss applicable to basic and diluted
  loss per share                                $ (4,247,586)   $ (3,365,376)   $ (3,899,486)
Weighted average number of common
  shares assuming no dilution                     30,297,261      29,964,636      29,846,839
Weighted average number of common
   shares assuming full dilution                  30,297,261      29,964,636      29,846,839
Basic loss per common share                     $      (0.14)   $      (0.11)   $      (0.13)
Diluted loss per common share                   $      (0.14)   $      (0.11)   $      (0.13)


     The impact of outstanding stock options and warrants (2002- 6,364,000; 2001- 3,115,500; 2000- 3,549,500) has not been included in the computation of diluted loss per common share as it would be anti-dilutive.

14.  Contingencies and Commitments

     Eagle River International Ltd. litigation
     -----------------------------------------

     On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River International Ltd. (Eagle River) served a petition, in the Quebec Superior Court, District of Hull, Canada, upon the Company in order to recuperate certain subsidiary stock and other assets from the Company. The jurisdiction of the courts of Quebec is being currently contested before the Supreme Court of Canada. It is the understanding of the Company and its Canadian legal counsel that the Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $4,300,000. In management's opinion, based on information to date, this claim is unfounded.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

14.  Contingencies and Commitments (Continued)

     Termination of Management Agreements
     ------------------------------------

     In October 2000, the Company notified Mr. Alan Lindsay and Mr. Anthony Harvey of its intention to not renew the contracts with each of their personal management companies pursuant to which Mr. Lindsay was employed by the Company as Chief Executive Officer and President and Mr. Harvey was employed by the Company as Executive Vice President and Secretary. These contracts were scheduled to expire in February 2001. Mr. Lindsay ceased serving as an officer on October 25, 2000 and resigned as a director of the Company on November 27, 2000. Mr. Harvey ceased serving as an officer on October 25, 2000, and as a director of the Company on May 16, 2001. Messrs. Lindsay and Harvey each demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts. In July 2002, Azco entered into a settlement with Messrs. Lindsay and Harvey. Azco agreed to pay each former director the sum of $350,000. The amount is to be paid in an initial payment of $20,000 each, due upon the signing of the agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date of this agreement is signed. In addition, Azco agreed to pay $24,898 representing one half of the legal fees incurred by the former directors. Under the terms of the agreement, Azco is required to provide Messrs. Harvey and Lindsay each with 150,000 shares of unrestricted common stock. The aggregate amount of the settlement is $1,030,900.

     Employment Agreements
     ---------------------

     The Company has entered into agreements with two officers and four directors. The agreements provide that if there is a change in control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code. In addition, the officers will continue to be covered by all of the Company's medical, health, life, and dental plans for 24 months after such cessation of employment. The directors agreements provide for a lump sum cash payment in an amount not to exceed $100,000 each in the event of change in control and resignation from the Board.

     Lease Commitments
     -----------------

     The Company is obligated under long-term operating and capital leases for its office space in Vancouver, British Columbia and for mining equipment. The aggregate annual commitments under the leases are as follows:

                                                Capital         Operating
                                                -------         ---------
2003                                            $   68,818      $    91,220
2004                                                57,483           51,400
2005                                                17,574                -
2006                                                 9,670                -
Total minimum lease payments                       153,545      $   142,620
Current                                            (68,818)
Long-term                                       $   84,727


     Rental expense for the Company's office space, net of sublease income, for the years ended June 30, 2002, 2001 and 2000 was $38,438, $34,892 and
     $78,697, respectively.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

15.  Related Party Transactions

     During the year ended June 30, 2001, the Company paid $138,300 (2000 - $490,200) in management fees to companies controlled during that time by officers and/or directors. This amount has been included as salaries expense on the Consolidated Statements of Operations. See also Note 9 for a discussion of related party notes payable.

16.  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2002 and 2001 due to of the relatively short term nature of these instruments. The fair value of the Company's notes payable (carrying value - $1,058,740; effective interest rate - 40.6%) are indeterminable as they were entered into with parties in less than arms length transactions. The carrying value of the Company's financing lease approximates the fair value; fair value being determined based on the present value of future cash flows.

17.  Supplemental Cash Flow Information

     During the fiscal year ended June 30, 2002, the Company had the following non-cash transactions:

     - Issuance of $100,000 of common stock as a form of payment on an outstanding note payable

     - Accrual of $267,750 of common stock as consideration for services rendered (Note 11)

     During the fiscal year ended June 30, 2002, the Company paid interest on notes payable and financing lease of $316,478.

     During the fiscal year ended June 30, 2001, the Company entered into non-cash capital lease arrangements totaling $241,574 and paid interest on the note payable of $12,101.

18.  New Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective as of the beginning of fiscal 2003. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost will be capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life. At June 30, 2002, the Company had recorded a net asset of approximately $187,000 and a corresponding liability of $190,400 associated with its estimate of ultimate reclamation costs associated with the Black Canyon site. The Company is currently in the process of determining the impact of the pronouncement on its financial position, results of operations and cash flows. Differences from those amounts currently reported may result from the impact of discounting and its estimate of third party costs of reclamation.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

18.  New Pronouncements (Continued)

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). This Statement is effective as of the beginning of fiscal 2003. The pronouncement is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, SFAS No. 64 and further clarifies debt extinguishments which classify as extraordinary. Additionally, SFAS No. 145 amends SFAS No. 13 in order to clarify the accounting for the treatment of lease modifications. Provisions of this Statement relating to the rescission SFAS No. 4 are effective for fiscal year 2003 and provisions of this Statement relating to the SFAS No. 13 are effective for transactions occurring after May 15, 2002. The pronouncement is not expected to have a material impact on its financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity
     (including Certain Costs Incurred in a Restructuring)". The primary difference from existing guidance is that SFAS No. 146 requires the recognition cost at fair value when a liability is incurred, versus at the date of the exit plan approval. This Statement is effective for exit and disposal activities of the Company that are initiated after December 31, 2002. The Company has not historically had significant exit or disposal activities.

                                Azco Mining Inc.
                   Notes to Consolidated Financial Statements

19.  Quarterly Results (Unaudited)

     The following table sets forth certain quarterly unaudited operating data for fiscal 2002 and 2001. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

                                                June 30,        March 31,       December 31,    September 30,
                                                2002            2002            2001            2001
                                                ----            ----            ----            ----
Sales                                           $      8,800    $    31,280     $     24,800    $          -
Operating loss                                    (2,720,329)      (895,542)        (508,055)       (532,935)
Net loss                                          (2,819,163)      (178,020)        (696,841)       (553,562)
Net loss per share                                     (0.09)         (0.01)           (0.02)          (0.02)


                                                June 30,        March 31,       December 31,    September 30,
                                                2001            2001            2000            2000
                                                ----            ----            ----            ----
Sales                                           $          -    $    17,600     $          -    $          -
Operating loss                                    (1,027,684)      (613,016)        (832,447)       (963,055)
Net loss                                          (1,078,607)      (595,953)        (793,273)       (897,543)
Net loss per share                                     (0.05)         (0.02)           (0.03)          (0.03)


                                Azco Mining Inc.
                Schedule II - Valuation and Qualifying Accounts
                For the years ended June 30, 2002, 2001 and 2000



(a)                     (b)             (c)             (d)             (e)
                        Balance at                                      Balance at
                        Beginning                                       End
Descriptions            of Year         Additions       Deductions      of Year
------------            -------         ---------       ----------      -------
Valuation allowance for
 deferred tax asset(1):
June 30, 2002           $  5,732,807    $  2,103,992    $  998,053      $  6,838,746
June 30, 2001              4,179,293       1,553,514             -         5,732,807
June 30, 2000              2,708,200       1,548,793        77,700         4,179,293


     (1) For further information, refer to Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Azco's present directors and officers are as follows:

Name and Address                               Age        Position                           Date Elected
----------------                               ---        --------                           ------------
Lawrence G. Olson                              65         President, Chairman, Chief         1999
                                                          Executive Officer and Director
Paul A Hodges                                  75         Director                           1993
Stanley A. Ratzlaff                            67         Director                           2001
M. William Lightner Jr.                        68         Director                           2001
Ryan A. Modesto                                47         Vice President Finance,            1996
                                                          Corporate Secretary
Gary L. Simmerman                              52         Vice President Operations          1998


     All of the directors and officers of Azco have held their principal occupations as set out above during at least the last five years, except as described below:

Lawrence G. Olson, aged 65, became a director of Azco on March 15, 1999 in connection with the acquisition of Arizona Mica. Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. In 1998, Olson Precast of New Mexico, Inc., a company controlled by Mr. Olson, was liquidated under bankruptcy laws in proceedings in the U.S. Bankruptcy Court for the District of New Mexico. Mr. Olson received a B.S. in Civil Engineering from the University of Southern California in 1959.

Paul A. Hodges, aged 75, a director, has a degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona. Mr. Hodges has over 40 years experience in the mining industry covering exploration, operations, project startup, management and financing and has worked for Anaconda, Asarco, RTZ and St. Joe. Mr. Hodges was the Chief Engineer worldwide for open pit mining for RTZ and was the President of Anamax Mining Company at Twin Buttes. Most recently, Mr. Hodges was the President of Compania Minera El Indio. Mr. Hodges was a director of Lac Minerals Limited, a publicly traded company acquired by American Barrick in late 1994. Mr. Hodges joined the Board of Azco in August 1993.

Stanley A. Ratzlaff, aged 67, became a director of Azco on February 13, 2001. Mr. Ratzlaff, a Financial Consultant and CPA, has a B.A., cum laude, from San Jose State University. He also completed the Advanced Management Program at Harvard Business School. Mr. Ratzlaff worked from 1961 to 1969 for the public accounting firm of Ernst & Young. Since that time, Mr. Ratzlaff has held the following positions: Assistant Controller of Atlantic Richfield Company,
Corporate Controller of Standard Oil Company (Ohio), Vice President and Controller of Occidental Petroleum Corporation and Vice President and Controller of Pacific Enterprises. From 1994 to present, Mr. Ratzlaff has been a consulting CFO for small companies.

M. William Lightner Jr., aged 68, became a director of Azco on March 6, 2001. Mr. Lightner, a Financial Consultant and CPA, has a B.S. in Commerce from Grove City College and a MBA from the University of Pennsylvania, Wharton School of Business. Mr. Lightner spent 31 years with the public accounting firm Arthur Andersen & Co., retiring in 1989 as a Partner. Mr. Lightner became involved in leveraged buy-outs and held the positions of Chairman of Mica Resources and Financial Vice President of Merit Energy. Most recently, Mr. Lightner held the positions of CFO and Executive Vice President at Consumer Packaging, Inc. (1994 to 1999) and Anchor Glass Container Corp. (1997 to 2000

Ryan Modesto, aged 47, Vice President Finance since October 26, 1998 and Corporate Secretary since October 25, 2000, joined Azco in June of 1994 as Controller of the Sanchez Project. Mr. Modesto served as Azco's Corporate Controller and Principal Accounting Officer from January of 1996 to October of 1998. Mr. Modesto earned a B.S. in Accounting from the University of Utah in 1977 and has 24 years of accounting and administrative experience in the mining industry. For the six years prior to joining Azco, Mr. Modesto was the Controller for Corona Gold Inc.'s Santa Fe Mine located in Nevada.

Gary L. Simmerman, aged 52, joined Azco in September 1992 as Chief Engineer of the Sanchez Project, and in October of 1998 was appointed Vice-President of Operations. Mr. Simmerman, a mining engineer from the University of Arizona, has been working in the mining industry since 1974, and has been involved in exploration, development and production operations in gold, silver, copper, cobalt, coal and uranium. For the five years prior to joining Azco, Mr. Simmerman was Chief Engineer for Santa Fe Pacific Gold's Rabbit Creek Mine and was involved in the original determinations of the ore reserves and the feasibility stage through startup, production and expansion to a 200,000-ton per day operation.


Item 11. Executive Compensation

     The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers of Azco earning in excess of $100,000 for the year ended June 30, 2002, as well as the total compensation paid to each such individual for Azco's three previous fiscal years:

                           Summary Compensation Table
                                                  Annual Compensation             Long-Term Compensation
                                                                           Restricted                 LTIP
                                                            Other Annual   Stock       Options/SARs   payouts      All Other
Name and Title              Year   Salary        Bonus     Compensation    Awarded         (#)          ($)      Compensation
--------------              ----   ------        -----     ------------    -------         ---          ---      ------------
Lawrence G. Olson           2002         $0           $0             $0           0        100,000       0               0
President, CEO,             2001         $0           $0      $4,500(1)           0              0       0               0
Chairman                    2000         $0           $0     $18,000(1)           0              0       0               0

Ryan A. Modesto             2002   $136,000           $0             $0           0         30,000       0               0
V.P. of Finance,            2001   $110,000           $0     $31,044(2)           0              0       0               0
Secretary                   2000   $116,664       $5,583             $0           0              0       0               0

Gary L. Simmerman           2002   $189,592           $0             $0           0              0       0               0
V.P. of Operations          2001   $160,416           $0             $0           0              0       0               0
                            2000   $158,824       $7,750             $0           0         50,000       0               0


(1) These amounts represent directors fees paid to Mr. Olson prior to October 2000. Mr. Olson has received no salary or fees since he became Chairman of the Board, President and CEO of the Company in October 2000.

(2) Mr. Modesto was reimbursed $31,044 in relocation costs in conjunction with the move of Azco's corporate office from Ferndale, Washington to Glendale, Arizona.

     The following table contains information regarding options granted in the year ended June 30, 2002, by Azco's named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                          % of Total
                            Number of     Options
                            Securities    Granted to Exercise                              Potential Realized Value (US$) at Assumed
                            Underlying    Employees  or                                    Annual Rates of Stock Price Appreciation
                            Options       in Fiscal  Base Price   Expiration                       For Option Term
Name                        Granted (#)   Year       (US$/Share)  Date                       5%                   10%
----                        -----------   ----       -----------  ----                       --                   ---
Lawrence G. Olson           100,000       77%        $0.67        February 12, 2007          $18,510              $40,904
Ryan A. Modesto              30,000       23%        $0.67        February 12, 2007          $ 5,553              $12,271


The options represented in the above table are exercisable from the date of grant (February 12, 2002).

     The following table contains information regarding options exercised in the year ended June 30, 2002, and the number of shares of common stock underlying options held as of June 30, 2002, by Azco's named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES
                                                                                                Value of Unexercised
                                                         Number of Securities Underlying   In-The-Money Options at FY-End
                                                          Unexercised Options at FY-End                ($)(*)
                                Shares
                                Acquired on
Name                            Exercise     Value Realized    Exercisable     Unexercisable     Exercisable     Unexercisable
----                            --------     --------------    -----------     -------------     -----------     -------------
Lawrence G. Olson                    --              --         200,000        0           69,380                0
Gary L. Simmerman                25,000         $22,500         290,000        0           78,284                0
Ryan A. Modesto                      --              --         200,000        0          107,752                0


(*) Based on the closing price of $1.02 of Azco's common stock as quoted on The American Stock Exchange on June 28, 2002.

Compensation Of Directors
-------------------------

     Azco pays to each of its outside, non-officer directors a fee of $1,500 per month. Azco also reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal year 2002, non-officer directors received a total of $-0- in consulting fees separate and distinct from directors fees as a result of actual services rendered above and beyond those typical of a non-officer director. It is Azco's policy to grant immediately exercisable options to directors upon their initial election to purchase 100,000 shares of Azco's common stock at an exercise price equal to the fair market value of the stock.

Employment Contracts And Change In Control Arrangements
-------------------------------------------------------

     Management agreements were provided to Mr. Modesto on November 19, 1996 and to Mr. Simmerman on October 23, 1998. The management agreements provide for a lump sum distribution in an amount (taking into account all other applicable change in control payments by Azco) not to exceed 299% of the base amount as defined in IRC Section 280G (b) upon a change in control. Such "base amount" is generally equivalent to the applicable person's average annual compensation from Azco includable in his gross income over the preceding five years. Change of control is therein defined to include only the following:

     (i) the acquisition (whether direct or indirect) of shares in excess of 20% of the outstanding shares of common stock by a person or group of persons, other than through a public equity offering;

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

     On August 15, 1994 and on December 8, 1999, Azco provided director's agreements to Messrs. Hodges and Olson. The same agreements were provided Messrs. Ratzlaff and Lightner on April 26, 2002. The director's agreements are effective in the event of a change in control of Azco. The director's agreements provide for a lump sum distribution not to exceed $100,000 to each of Messrs. Hodges, Olson, Lightner and Ratzlaff upon a change in control. The terms "change in control" has the same definition as set forth above in connection with the management agreements.

Stock Option Plan
-----------------

     Azco has a Stock Option Plan (the Plan) dated July 24, 1989, as amended, for the granting of options to purchase common stock. The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 5,950,424. On June 30, 2002 there were 2,264,000 options outstanding under the Plan. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

     The following table contains information regarding the Company's stock option plan as of June 30, 2002:

                                    Number of securities                                     Number of securities
                                      to be issued upon        Weighted average exercise     remaining available for
                                         exercise of         price of outstanding options    future Issuance under equity
Plan Category                        outstanding options                  US$                compensation plan
-------------                        -------------------                  ---                -----------------
Equity compensation plan                  2,264,000                      $0.67                         1,898,924
approved by security holders


Compensation Committee Interlocks And Insider Participation
-----------------------------------------------------------

     Effective May 16, 2001, Mr. Hodges, Mr. Ratzlaff and Mr. Lightner were appointed as Azco's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 17, 2002, certain information regarding beneficial ownership of Azco's common stock by: (i) each person known by Azco to be the beneficial owner of more than 5% of Azco's outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

                                                                                    Common Stock Beneficially Owned
Name and Address Of Beneficial Owner                Title of Class                  Number of Shares       Percent of Class(8)
------------------------------------                --------------                  ----------------       -------------------
Lawrence G. Olson                                   Common Stock                      2,878,700(1)                     8.6%
3045 S. 35th Avenue
Phoenix, AZ 85009
Paul A. Hodges                                      Common Stock                        133,000(2)                        *
4536 N. Via Bellas Catalinas
Tucson, AZ  85718
Stanley A. Ratzlaff                                 Common Stock                        180,000(3)                        *
5025 Pathfinder Ave.
Oak Park, CA 91377
M. William Lightner Jr.                             Common Stock                        125,000(4)                        *
23871 Sanctuary Lakes Court
Bonita Springs, FL 34134
Ryan A. Modesto                                     Common Stock                        205,000(6)                        *
13557 Fairway Loop N
Goodyear, AZ 85338
Gary L. Simmerman                                   Common Stock                        315,000(5)                        *
1211 W. Crystal Palace Place
Oro Valley, AZ 85737
Officers and Directors As a Group (6 Persons)       Common Stock                      3,836,700(7)                    11.2%
Christian Mustad                                    Common Stock                         1,950,000                     6.1%
Rue de l'Industrie 6
CH - 1630 BULLE, Switzerland


*        Indicates less than 1%.

(1) Includes options to acquire (i) 100,000 shares at an exercise price of CDN $1.05 per share and (ii) 100,000 shares at an exercise price of US $0.67 per share, (iii) warrants to acquire 300,000 shares at an exercise price of US $0.69 per share, and (iv) warrants to acquire 700,000 shares at an exercise price of US $0.40.

(2) Includes option to acquire (i) 50,000 shares at an exercise price of CDN $1.05 per share (ii) 50,000 shares at an exercise price of CDN $0.70 per share and (iii) 20,000 shares at an exercise price of US $0.67 per share.

(3) Includes options to acquire (i) 100,000 shares at an exercise price of US $0.90 per share and (ii) 20,000 shares at an exercise price of US $0.67 per share.

(4) Includes of options to acquire (i) 100,000 shares at an exercise price of US $0.69 per share and (ii) 20,000 shares at an exercise price of US $0.67 per share.

(5) Consists of options to acquire (i) 30,000 shares at an exercise price of CDN $0.80 per share (ii) 210,000 shares at an exercise price of CDN $1.05 per share and (iii) 50,000 shares at an exercise price of CDN $0.95 per share.

(6) Includes options to acquire (i) 30,000 shares at an exercise price of CDN $0.80 per share (ii) 20,000 shares at an exercise price of CDN $0.70 per share (iii) 120,000 shares at an exercise price of CDN $1.05 per share and
     (iv) 30,000 shares at an exercise price of US $0.67 per share.

(7)  Includes options to acquire an aggregate of 2,050,000 shares.

(8) Applicable percentage of ownership is based on 32,159,646 shares of common stock outstanding as of September 17, 2002, together with securities exercisable or convertible into shares of common stock within 60 days of September 17, 2002 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 17, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors, Mr. Alan P. Lindsay and Mr. Anthony R. Harvey. Azco agreed to pay each former director the sum of $350,000. The amount is to be paid in an initial payment of $20,000 each, due upon the signing of the Agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date this Agreement is signed. In addition, Azco agreed to pay $24,898 representing one half of the legal fees incurred by the former directors. Under the terms of the agreement, Azco is required to provide Harvey and Lindsay each with 150,000 shares of common stock, which shares shall be unrestricted as allowed pursuant to Rule S-8 of the Rules of the Securities and Exchange Commission.

     During the quarter ended December 31, 2001 and through January 17, 2002, Lawrence G. Olson, Azco's Chairman, CEO and President provided unsecured short-term financing amounting to a total of $243,500. These funds were offered on a 6.5% short-term basis, until alternate financing could be secured. Subsequent to the closing of the financing lease agreement in January 2002 whereby Azco secured alternate financing, these notes along with all interest and fees associated were repaid in full.

     In March 2001, Mr. Olson, Azco's Chairman, CEO and President, jointly with his wife, made an unsecured loan to Azco in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point. In conjunction with the loan Mr. Olson received a warrant to purchase 300,000 shares of common stock at an exercise price of $0.69 per share. The warrant vested in December 2001 and shall expire on October 12, 2003

     On October 12, 2001, Azco restructured its $800,000 loan agreement with Mr. Olson. Mr. Olson agreed to extend the note payable an additional year to March 15, 2003 in consideration for a warrant to purchase 700,000 shares of common stock at an exercise price of $0.40 per share. The warrants vested in December 2001 and shall expire on October 12, 2003. In addition, effective October 1, 2001, the interest rate payable on the loan was adjusted from prime plus 1% to 12% annually.

     In June 2002, the $800,000 Olson loan was extended an additional year, in consideration for Azco entering into a security agreement with Mr. Olson, whereby certain of Azco's assets secured the loan. The loan is currently due in March 14, 2004.

Compliance With Section 16(a) of The Securities Exchange Act of 1934
--------------------------------------------------------------------

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Azco believes that, during the fiscal year ended June 30, 2002, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


     Financial statements have been included under Part I, Item 8 of thie report. The following exhibit table indicates all referenced and attached exhibits.

Exhibit No.     Description                                                  Location
-----------     -----------                                                  --------
2.1             Agreement and Plan of Merger of Arizona Mica Properties,     Incorporated by reference to Exhibit 1 to
                Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary    Registrant's 8-K dated March 9, 1999, as
                of Registrant, dated as of March 9, 1999                     filed with the SEC on March 24, 1999

3.1             Registrant's Certificate of Incorporation dated August 8,    Incorporated by reference to Exhibit 3.1 to
                1991                                                         the Registrant's Registration Statement on
                                                                             Form S-4 (File No. 33-45162)

3.2             Articles of Amendment to the Certificate of Incorporation    Incorporated by reference to Exhibit 3.2 to
                dated December 5, 1991                                       the Registrant's Registration Statement on
                                                                             Form S-4 (File No. 33-45162)

3.3             Registrant's Amended By-laws                                 Incorporated by reference to Exhibit 3.3 to
                                                                             the Registrant's Registration Statement on
                                                                             Form S-4 (File No. 33-45162)

4.1             Specimen stock certificate                                   Incorporated by reference to Exhibit 1 to the
                                                                             Registrant's Registration Statement on Form
                                                                             8-A as filed with the SEC on July 21, 1992

4.2             Rights Agreement dated July 19, 1995 between the             Incorporated by reference to Exhibit 3.4 to
                Registrant and Montreal Trust Company of Canada              the Registrant's Annual Report on Form 10-K/A
                                                                             for the fiscal year ended June 30, 1995

10.1            Agreements for Piedras Verdes property                       Incorporated by reference to Exhibit 10.10 to
                                                                             the Registrant's Registration Statement on
                                                                             Form S-4 (File No. 33-45162)

10.2            Purchase Agreement dated July 27, 1995 between the           Incorporated by reference to Exhibit 10.20 to
                Registrant, Sanchez and Phelps Dodge                         the Registrant's Annual Report on Form 10-K/A
                                                                             for the fiscal year ended June 30, 1995

10.3            Memorandum of Agreement dated June 7, 1996, by and among     Incorporated by reference to Exhibit 10.10 to
                West Africa Gold & Exploration Ltd., Eagle River             the Registrant's Annual Report on Form 10-K
                International Limited, Lion Mining Finance Limited and the   for the fiscal year ended June 30, 1996 as
                Registrant                                                   filed with the SEC on September 30, 1996

10.4            Stock Option Plan                                            Incorporated by reference to Exhibit A to
                                                                             Registrant's DEF 14A as filed with the SEC on
                                                                             March 5, 1997

10.5            Memorandum of Agreement/Eagle River International Ltd.       Incorporated by reference to Exhibit 10.13 to
                                                                             Registrant's Annual Report on Form 10-K for
                                                                             the year ended June 30, 1997, as filed with
                                                                             the SEC on September 30, 1997

10.6            Management Agreements dated February 1, 1998 between the     Incorporated by reference to Exhibit 10.8 to
                Registrant, Alan Lindsay and Associates, Ltd. and ARH        the Registrant's Annual Report on Form 10-K
                Management Ltd.                                              for the fiscal year ended June 30, 1998 as
                                                                             filed with the SEC on September 30, 1998

10.7            Management Agreements dated August 15, 1994, by and          Incorporated by reference to Exhibit 10.15 to
                between the Registrant and both of Alan P. Lindsay,          the Registrant's Annual Report on Form 10-K
                Anthony R. Harvey; Management Agreement dated November 19,   for the fiscal year ended June 30, 1998 as
                1996, by and between the Registrant and Ryan A. Modesto      filed with the SEC on September 30, 1998

10.8            Director's Agreement dated August 15, 1994, by and between   Incorporated by reference to Exhibit 10.16 to
                the Registrant and Paul A.  Hodges                           the Registrant's Annual Report on Form 10-K
                                                                             for the fiscal year ended June 30, 1998 as
                                                                             filed with the SEC on September 30, 1998

10.9            Shareholders & Operator's Agreement dated December 19,       Incorporated by reference to Exhibit 10.17 to
                1995, by and among PD Cobre Del Mayo, Inc., the Registrant   the Registrant's Annual Report on Form 10-K
                and Cobre Del Mayo, SA de CV                                 for the fiscal year ended June 30, 1998 as
                                                                             filed with the SEC on September 30, 1998

10.10           Right of First Refusal Agreement dated June 18, 1998 by      Incorporated by reference to Exhibit 10.12 to
                and among the Registrant, Seville Mineral Developments SA    the Registrant's Annual Report on Form 10-K
                de CV and Minera Cortez Resources Ltd.                       for the fiscal year ended June 30, 1998 as
                                                                             filed with the SEC on September 30, 1998

10.11           Mineral Property Option Agreement dated July, 1998, by and   Incorporated by reference to Exhibit 10.13 to
                between the Registrant and Minera Cortez Resources Ltd.      the Registrant's Annual Report on Form 10-K
                                                                             for the fiscal year ended June 30, 1998 as
                                                                             filed with the SEC on September 30, 1998

10.12           Shareholders' Agreement by and among Registrant, Sanou       Incorporated by reference to Exhibit 10.5 to
                Mining Corporation, West African Gold & Exploration, S.A.    the Registrant's Annual Report on Form 10-K
                and Randgold Resources Ltd.                                  for the fiscal year ended June 30, 1999 as
                                                                             filed with the SEC on September 29, 1999

10.13           Mineral Property Option Agreement dated May 20, 1999, by     Incorporated by reference to Exhibit 10.16 to
                and between the Registrant and Minera Cortez Resources       the Registrant's Annual Report on Form 10-K
                Ltd.                                                         for the fiscal year ended June 30, 1999 as
                                                                             filed with the SEC on September 29, 1999

10.14           Agreement in Principal dated August 9, 1999 between the      Incorporated by reference to Exhibit 10.17 to
                Registrant, Thomas Ford and Calgem, Inc.                     the Registrant's Annual Report on Form 10-K
                                                                             for the fiscal year ended June 30, 1999 as
                                                                             filed with the SEC on September 29, 1999

10.15           Non-Revolving Credit Line Agreement dated March 14, 2001,    Incorporated by reference to Exhibit 10.16 to
                by and between the Registrant and Lawrence G. Olson          Registrant's 10-K as filed with the SEC on
                                                                             October 15, 2001

10.16           Settlement Agreement and Release by and among the            Incorporated by reference to Exhibit 99 to
                Registrant, Anthony Harvey, ARH Management, Ltd., Alan       the Registrant's 8-K as filed with the SEC on
                Lindsay and Alan Lindsay and Associates, Ltd.                July 25, 2002

10.17           $5,000,000 Equity Line of Credit Agreement, by and between   Provided herewith
                the Registrant and Cornell Capital Partners, LP dated June
                19, 2002

10.18           Registration Rights Agreement by and between the             Provided herewith
                Registrant and Cornell Capital Partners, LP dated June 19,
                2000

10.19           Escrow Agreement by and among the Registrant, Cornell        Provided herewith
                Capital Partners, LP, Wachovia, NA and Butler Gonzales
                LLP, dated June 19, 2002.

10.20           Placement Agent Agreement by and between the Registrant      Provided herewith
                and Westrock Advisors, Inc. dated June 19, 2002.

10.21           $150,000 Subscription Agreement between the Registrant and   Provided herewith
                Floyd R. Bleak dated August 13, 2001

10.22           300,000 share Stock Loan Agreement between the Registrant    Provided herewith
                and Floyd R. Bleak dated October 11, 2001

10.23           $200,000 Loan Agreement between the Registrant and Patty     Provided herewith
                J. Ryan dated August 27, 2001

10.24           $200,000 Loan agreement between the Registrant and Luis      Provided herewith
                Barrenchea dated September 4, 2002

10.25           Amendment to March 15, 2001 $800,000 Loan Agreement          Provided herewith
                between the Registrant and Lawrence G. Olson dated October
                12. 2002

10.26           $100,000 Loan agreement between the Registrant and Luis      Provided herewith
                Barrenchea dated October 19, 2002

10.27           $100,000 Loan agreement between the Registrant and Luis      Provided herewith
                Barrenchea dated December 4, 2002

10.28           $3,000,000 Purchase Agreement between the Registrant and     Provided herewith
                Muzz Investments, LLC dated January 17, 2002

10.29           Lease Agreement between the Registrant and Muzz              Provided herewith
                Investments, LLC dated January 17, 2002

10.30           Amendment No. 2 to Loan Agreement dated March 15, 2001 for   Provided herewith
                $800,000 between the Registrant and Lawrence G. Olson
                dated June 28, 2002

10.31           Director's Agreements dated April 26, 2002, by and between   Provided herewith
                the Registrant and Stanley A. Ratzlaff and M. William
                Lightner

21.1            Subsidiaries of the Registrant                               Incorporated by reference to Exhibit 21.1 to
                                                                             the Registrant's Annual Report on Form 10-K
                                                                             for the fiscal year ended June 30, 2001 as
                                                                             filed with the SEC on October 15, 2001

23.1            Consent of PricewaterhouseCoopers LLP                        Provided herewith


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AZCO MINING INC.

                                              By:      /s/ Lawrence G. Olson
                                              Name:    Lawrence G. Olson
                                              Title:   President,
                                                       Chief Executive Officer
                                                       and Chairman of the Board

                                              By:      /s/ Ryan A. Modesto
                                              Name:    Ryan A. Modesto
                                              Title:   Vice-President,
                                                       Finance and Corporate
                                                       Secretary

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

SIGNATURE                                     TITLE                                                    DATE
---------                                     -----                                                    ----
/s/ Lawrence G. Olson
Lawrence G. Olson                             President, Chief Executive Officer and Chairman of the   September 23, 2002
                                              Board

/s/ Ryan A. Modesto
Ryan Modesto                                  Vice-President, Finance and Corporate Secretary          September 23, 2002


/s/ Paul A. Hodges
Paul A. Hodges                                Director                                                 September 23, 2002


/s/ Stanley A. Ratzlaff
Stanley A. Ratzlaff                           Director                                                 September 23, 2002


/s/ M. William Lightner
M. William Lightner                           Director                                                 September 23, 2002


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Azco Mining Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Ryan Modesto
----------------
Ryan Modesto
September 23, 2002



                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

     The undersigned Chief Financial Officer of Azco Mining Inc, hereby certifies that:

1.   he has reviewed the report;

2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;




/s/ Lawrence G. Olson
---------------------
Lawrence G. Olson, Chief Executive Officer


/s/ Ryan Modesto
----------------
Ryan Modesto, Vice President Finance