Form 10-Q
period 2002-09-30
AZCO MINING INC
filed 2002-11-14
CIK 851726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 30 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number 0-20430
                                AZCO MINING INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                 84-1094315
---------                                                -----------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                    Identification No.)

                             7239 N. El Mirage Road
                             Glendale, Arizona 85307
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (623)935-0774
              (Registrant's telephone number, including area code)

(Former name,former address and former fiscal year,if changed since last report)

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

     The Company had 32,159,646 shares of Common Stock outstanding as of November 12, 2002. AZCO MINING INC.

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                                              Page
Consolidated Balance Sheets                                   3

Consolidated Statements of Operations                         4

Consolidated Statements of Cash Flows                         5

Consolidated Statement of Stockholders' Equity                6

Notes to Interim Consolidated Financial Statements            7-14


AZCO MINING INC.
CONSOLIDATED BALANCE SHEETS

                                                           September         June 30,
                         ASSETS                               2002             2002
                                                          (Unaudited)        (Audited)
Current assets:
  Cash and cash equivalents                               $   34,284         $  884,647
  Prepaids and other                                         279,235            179,225
  Inventories (Note 3)                                     1,086,309          1,095,780
          Total current assets                             1,399,828          2,159,652
                                                          -----------         ----------
Capital assets:
  Mineral properties, plant & equipment, net (Note 2)      10,178,413         10,352,872
  Capital assets                                              263,354            288,148
                                                           10,441,767         10,641,020

Restricted cash                                               190,400            190,400
                                                           -----------        -----------
          Total assets                                    $12,031,995       $ 12,991,072
                                                        ================  ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                $   574,722       $    540,768
  Notes payable (Note 4)                                      391,877            443,672
  Accrued settlement obligation                               240,000            586,000
                                                            1,206,599          1,570,440
Long term liabilities:
  Accrued settlement obligation                               360,000            444,900
  Financing lease liability (Note 4)                        2,018,534          1,975,650
  Notes payable to related party (Note 4)                     656,315            615,068
  Other liabilities                                           114,122            275,127
                                                            3,148,971          3,310,745
                                                        ----------------  ---------------
          Total liabilities                                 4,355,570          4,881,185
                                                        ----------------  ---------------

Contingencies and commitments (Note 5)

Stockholders' equity
Common stock: $.002 par value, 100,000,000 shares
authorized; 32,159,646 shares outstanding as of               64,319              62,304
September 30, 2002 and 31,151,121 shares
outstanding as of June 30, 2002
Additional paid-in capital                                31,972,106          30,951,523
Deficit                                                  (24,360,000)        (22,903,940)
                                                        ----------------  ---------------
                                                           7,676,425           8,109,887
                                                        ----------------  ---------------
        Total liabilities and stockholders' equity       $12,031,995         $12,991,072
                                                        ================  ===============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF
OPERATIONS (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                          --------------------------------
                                               2002             2001
Sales                                      20,462                     -
Operating costs and expenses
Production costs                          537,034               244,917
General and administrative                567,314               141,389
Salaries                                   87,186                83,622
Exploration                                15,227                47,866
Amortization & depreciation                50,070                32,730
Financing                                  28,000                     0
Accretion of asset retirement obligation
(Note 7)                                    1,250                     0
                                          ---------------  ---------------

Total operating costs and expenses        1,286,081             550,524

Operating loss                            $(1,265,619)          $(550,524)

Other income/expense:
Interest expense                           (163,336)            (21,430)
Interest income                               2,995                 803
                                          ---------------  ---------------
                                           (160,341)            (20,627)
                                          ---------------  ---------------

Loss before cumulative effect of accounting (1,425,960)         (571,151)
change

Cumulative effect of accounting change, net  13,902                (0.02)
of taxes of $0 (Note 7)
                                          ---------------  ---------------
Net loss                                  $(1,439,862)          $(571,151)
                                          ===============  ===============
Basic loss per share before cumulative       (0.04)                (0.02)
effect of accounting change
Cumulative effect of accounting change            0                    0
                                          ---------------  ---------------
Diluted loss per share before cumulative
effect of accounting change                  (0.04)                (0.02)
Cumulative effect of accounting change            0                    0
                                          ---------------  ---------------
Diluted loss per common share             $  (0.04)             $  (0.02)
                                          ===============  ===============
Weighted average common shares            31,870,011            30,050,621
                                          ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF
CASH FLOWS (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                       2002           2001
Cash flows from operating activities:
     Net loss                                          $(1,439,862)   $(571,151)
     Adjustments to reconcile net loss to net cash
     used in operations:
           Depreciation and amortization                    50,070       32,730
           Accretion of asset retirement obligation          1,250
           Stock option compensation and other
                 non-cash expenses                         363,000
           Amortization of debt discount                   132,336       52,474
           Cumulative effect of accounting change           13,902
     Changes in assets and liabilities, net:
           Prepaid and other                              (109,820)      61,965
           Inventories                                       9,471       (4,870)
           Accounts payable and accrued liabilities        350,954     (131,763)
           Accrued settlement obligation                  (124,900)
Net cash used in operating activities                     (753,599)    (560,615)
                                                       ------------- --------------
Cash flows from financing activities:
      Proceeds from loan                                         0      400,000
      Payments on notes payable                           (100,000)           0
      Proceeds from sale of stock                                0      150,000
      Payments on capital lease obligations                (17,164)           0
      Proceeds from exercise of options                     20,400            0
                                                       ------------- --------------
Net cash (used in) provided by financing
activities:                                                (96,764)     550,000
                                                       ------------- --------------
Net decrease in cash and cash equivalents                 (850,363)     (10,615)
Cash and cash equivalents at beginning of period           884,647       39,920
                                                       ------------- --------------
Cash and cash equivalents at end of period                $ 34,284      $29,305
                                                       ============= ==============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED
STATEMENT OF
STOCKHOLDERS' EQUITY
(Unaudited)

                                    Common
                                     Stock                Additional
                                                          paid-in
                             Shares         Amount        capital        Deficit           Total
Balance June 30, 2002        31,152,121     62,304        30,951,523     (22,903,940)      8,109,887
Increase in warrant value
(Note 4)                                                      16,198         (16,198)              0
Common shares issued
 (Note 6)                       977,525      1,955           984,045                         986,000
Exercise of options              30,000         60            20,340                          20,400
Net loss                                                                  (1,439,862)      (1,439,862)
                             -----------    -------       -----------    ------------      -----------
Balance September 30,
2002                         32,159,646     64,319        31,972,106     (24,360,000)       7,676,425
                             ===========    =======       ===========    ============      ===========


The accompanying notes are an integral part of these consolidated financial statements.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation and Going Concern

The unaudited consolidated financial information presented herein has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and note disclosures required by generally accepted accounting principles. Therefore, this information should be read in conjunction with the consolidated financial statements and notes thereto included in the Azco Mining Inc. ("Azco" or "the Company") Annual Report on Form 10-K for the fiscal year ended June 30, 2002. This interim financial information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period.

The consolidated balance sheet as of June 30, 2002 included herein has been derived from the audited consolidated balance sheet included in the Company's annual report on Form 10-K for the year ended June 30, 2002, but does not include all the disclosures required by generally accepted accounting principals.

Azco Mining Inc. is a mining company incorporated in Delaware. Its general business strategy is to acquire, explore and develop mineral properties. The Company's principal assets are the 100% owned Black Canyon Mica Project in Arizona and an interest in the Piedras Verdes Project in Sonora, Mexico.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has suffered recurring losses from operations and the Company will require additional funds to continue operations. On November 4, 2002 the Company temporarily ceased production at its Black Canyon Mine crushing and concentrating facilities due to cash constraints. Production will start again once adequate financing has been raised. On November 12, 2002 the Company's Form S-1 Registration Statement, filed with the Securities and Exchange Commission in regard to the Equity Line of Credit, became effective. The Company is now eligible to, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $5 million for a period of up to two years after November 12, 2002, whichever comes first. Management is actively seeking additional financing; however, there is no assurance that these efforts will be successful or on terms acceptable to the Company. These matters raise doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, including a provision for impairment of plant and equipment which could be material, should the Company be unable to continue as a going concern.

The Company will need a minimum of $2 million of additional funding during fiscal 2003 to cover operating requirements. The Company is also seeking a minimum of $1.5 million of funding for capital improvements to its Black Canyon process facilities.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Note 2. Black Canyon Mica Project (Arizona)

During the quarter ended September 30, 2002, the sales of feldspathic sand into the golf course and stucco markets began on a limited basis; in addition production testing of mica-reinforced plastics for three potential vendors was initiated. Funding will be necessary to advance the project further.

Detail of mica project mineral properties, plant and equipment is as follows:

                                                        September 30,   June 30,
                                                        2002            2002
                                                        ------------    ------------
Acquisition of mineral properties                       2,219,996       2,219,996
Mining and processing plant and equipment               7,122,679       7,122,679
Development costs                                         943,704       1,104,966
Accumulated amortization                                 (107,966)        (94,769)
                                                         ---------       --------
Total                                                   10,178,413      10,352,872
                                                        ----------      ----------
Detail of other capital assets is as follows:

                                                        September 30,   June 30,
                                                        2002            2002
                                                        ----            ----
Office building                                            152,997        152,997
Furniture and equipment                                    381,383        381,383
Vehicles                                                    81,146         81,146
Accumulated depreciation                                  (352,172)      (327,378)
                                                        -----------     ----------
Total                                                      263,354        288,148

Note 3. Inventories

                                                        September 30,   June 30,
                                                        2002            2002
                                                        ----            ----
Broken ore                                                645,569         725,202
Mica work-in-process                                      331,640         277,378
Mica finished goods                                        93,200          93,200
Sand finished goods                                        15,900               0
                                                        ---------       ---------
Total                                                   1,086,309       1,095,780
                                                        -------------------------


Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Note 4. Notes payable, warrants and other financing

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

On September 4, 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenachea, a shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. On September 4, 2002 the loan and the warrants were extended an additional year under the same terms. The warrant is exercisable through September 4, 2004. The increase of $16,198 in the fair value of the warrant has been reflected as a current period accretion to paid-in-capital.

On October 19, 2001, the Company received an additional one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenachea. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. On October 19, 2002 the loan and the warrants were extended an additional year under the same terms. The warrant is exercisable through October 19, 2003

On December 3, 2001, the Company received an additional one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenachea. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. The warrant vested in February 2002 and is currently excercisable through December 3, 2002. Mr. Barrenachea and the Company have agreed to extend the loan and the warrants an additional year under the same terms through December 3, 2003.

In January 2002, Azco completed a financing lease transaction that yielded the Company net proceeds of $2,842,500. Under the terms of the transaction, the Company sold a 40 percent ownership in the Company's mica processing facility located in Glendale, Arizona. Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120 percent of the purchase price after the second year. The repurchase price of the property increases by 10 percent of the purchase price each year the option remains unexercised up to a maximum of 150 percent of the purchase price. Payments for the first 6 months under the lease agreement are $30,000, for the second 6 months they increase to $37,500 after which time they are $45,000 per month.

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

The fair value of the warrants has been determined by the Company using the Black Scholes valuation model and have been reflected as additional-paid in capital.

Notes payable at September 30, 2002 consisted of the following:

                                                       Principal      Unamortized Discount
------------------------------------------------- ------------------- --------------------
12% note due September 4, 2003                      200,000                   -
12% note due October 19, 2002                       100,000               2,102
12% note due December 3, 2002                       100,000               6,021
12% note due March 15, 2003                         800,000             143,685

Total                                             1,200,000             151,808
------------------------------------------------- ------------------- --------------------
Financing lease                                   2,018,534           2,481,466
------------------------------------------------------------------------------------------


Note 5. Contingencies

Litigation

In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors, Mr. Alan P. Lindsay and Mr. Anthony R. Harvey. Azco agreed to pay each former director the sum of $350,000. The amount is to be paid in an initial payment of $20,000 each, due upon the signing of the Agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date this Agreement is signed. In addition, Azco paid $24,898 representing one half of the legal fees incurred by the former directors. Under the terms of the agreement, Azco provided Harvey and Lindsay each with 150,000 shares of common stock, which shares shall be unrestricted as allowed pursuant to Rule S-8 of the Rules of the Securities and Exchange Commission.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

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

Note 6. Capital Stock and Outstanding Options

In July 2002, the Company issued 300,000 shares of the Company's common stock in conjunction with a settlement agreement reached in fiscal 2002 with two of its former officers and directors. The Company did not receive any proceeds from this issuance. The settlement amount was accrued at June 30, 2002.

In July 2002, the Company issued 430,000 shares of the Company's common stock in conjunction with the consulting agreement with Pacifica Financial Group. The Company did not receive any proceeds from this issuance. The Company has reflected the value of this transaction of $363,000 as a component of general and administrative expenses in its Statement of Operations.

In September 2002, the Company issued 247,525 shares of the Company's common stock in conjunction with commitment fees due on the Equity Line of Credit Agreement with Cornell Capital Partners LLC. The Company did not receive any proceeds from this issuance. The fees were accrued at June 30, 2002.

Options to purchase 1,234,500 and 2,815,500 shares of the Company's common stock were outstanding under the Company's Stock Option Plan at September 30, 2002 and 2001, respectively. The impact of these options has been excluded from the diluted EPS calculation, as their effect would be anti-dilutive. These options are exercisable between $0.44 and $1.20 per common share at varying dates through 2007. As of September 30, 2002, the Company had not issued but has agreed to issue 10,000 shares of the Company's common stock as a legal retainer.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Note 7.Change in Accounting Policy - Accounting for Asset Retirement Obligations

On July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life.

The asset retirement costs associated with the Mica project consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment. The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method. The change in accounting resulted in a cumulative effect charge to earnings during the period of $13,902.

As of September 30, 2002, the Company maintained the following restricted assets associated with reclamation costs for the Black Canyon Mica property pursuant to regulatory requirements:

     -$50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and

     -$140,400 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management which renewed October 9, 2002 for an additional year.

A roll forward of the Company's asset retirement obligation through September 30, 2002 is as follows:

Initial liability recognition, July 1, 2002                   $45,309
Accretion                                                       1,250
                                                              -------
Balance, September 30, 2002                                   $46,559
                                                              -------


Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

Note 8. New Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long- lived assets other than goodwill and indefinite-lived intangibles, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). This Statement was effective as of the beginning of fiscal 2003 and did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections" (SFAS No.145). This Statement rescinds SFAS No. 4, SFAS No. 64 and further clarifies debt extinguishments, which classify as extraordinary. Additionally, SFAS No. 145 amends SFAS No. 13 in order to clarify the accounting for the treatment of lease modifications. Provisions of this Statement are effective for fiscal year 2003 and the pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 replaces Emerging Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". The primary difference from existing guidance is that SFAS No. 146 requires the recognition of exit cost at fair value when a liability is incurred, versus at the date of the exit plan approval. This Statement is effective for exit and disposal activities of the Company that are initiated after December 31, 2002. The Company has not historically had significant exit or disposal activities.

Note 9. Subsequent Events

In October 2002, Azco raised $500,000 from the sale of convertible debentures. These debentures are convertible into shares of common stock, at the holders option, at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or (b) an amount equal to 80% of the average of the three lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 6% per year, are convertible and have a term of two years. At Azco's option, these debentures may be paid in cash or redeemed at a 12% premium prior to October 2004.

Azco Mining Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)

On  November  12,  2002 the  Form S-1  Registration  Statement,  filed  with the
Securities and Exchange Commission in regard to the Equity Line of Credit, became effective. The Company is now eligible to, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for up to a total purchase price of $5 million for a period of up to two years after November 12, 2002, whichever comes first. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 92.5% of the lowest closing bid price of our common stock on the American Stock Exchange for the five trading days immediately following the notice date. The amount of each advance is subject to a maximum of $500,000 per advance, with a minimum of five trading days between advances. In addition, Cornell Capital Partners will retain 5% of each advance under the Equity Line of Credit. Cornell Capital Partners received 237,624 shares of common stock as a one-time commitment fee, which was equal to $240,000 based on a closing bid of $1.01 on June 19, 2002. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price.

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

General

We were formed in 1988. In December 1995, we sold our Sanchez copper project and a 70% interest in our Mexican copper project, the Piedras Verdes Project, to Phelps Dodge Corporation for $40 million. Principal income since the sale has been a result of interest earned on the proceeds of the sale of these assets.

We are currently focused on the start up of our facilities designed to produce high quality muscovite mica and feldspathic sand from our 100% owned Black Canyon mica project located near Phoenix, Arizona. The Company is seeking financing that will be necessary to continue operations.

Critical accounting policies and estimates

As of July 1, 2003, the Company adopted SFAS 143, which governs the accounting of the treatment for its asset retirement obligations. Previously, the Company accrued for such costs on a units of production basis over the estimated reserves. Upon the adoption of the new standard, the Company has recorded the current fair value of its expected cash outflows with its reclamation activity. This change in accounting treatment resulted in a charge to current period earnings of $13,902. (See also Note 7 to the interim consolidated financial statements).

Results of Operations

Three Months ended September 30, 2002 compared to Three Months ended September 30, 2001

The net loss for the three months ended September 30, 2002 was $1,439,862 ($0.04 per share) compared to a net loss of $ 571,151 ($0.02 per share) for the three months ended September 30, 2001. The increased net loss is the result of increased production costs and general and administrative expenses in the current period.

Production expense for the three months ended September 30 2002 was $537,034 compared to $244,917 for the three months ended September 30, 2001. Increased expenses in the current quarter are due to the initial production for sale of feldspathic sand.

General and administrative expense was $567,314 for the three months ended September 30 2002 compared to $141,389 for the three months ended September30, 2001. The increase in general and administrative expense is due to a $363,000 charge in the current quarter resulting from the issuance of 430,000 shares for consulting services.

Interest expense was $163,336 for the three months ended September 30 2002 compared to $21,430 for the three months ended September 30, 2001. The increase is due to interest expense associated with loans, entered into over the last year, and with the amortization of the value of the related debt discount.

FINANCIAL CONDITION

As of September 30 2002, we had unrestricted cash of $34,284.

Net cash used in operating activities was $753,599 for the first three months of fiscal 2002 as compared to $560,615 in the same period of the prior year. The increase was due primarily to payments for the settlement obligation with former officers combined with the increase in production activities undertaken this quarter.

Net cash flows used in financing activities were $96,764 for the first three months of fiscal 2002 as compared to $550,000 in the same period of the prior year. The variance from the prior year is the result of the proceeds from two notes issued in the prior year combined with less stock option exercise activity.

The Company has suffered recurring losses from operations and assuming it will continue to operate as a going concern it will require additional funds to continue operations. On November 4, 2002 the Company temporarily ceased production at its Black Canyon Mine crushing and concentrating facilities due to cash constraints. Production will start again once adequate financing has been raised. On November 12, 2002 the Company's Form S-1 Registration Statement, filed with the Securities and Exchange Commission in regard to the Equity Line of Credit, became effective. The Company is now eligible to, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $5 million for a period of up to two years after November 12, 2002, whichever comes first. The Company plans to use the proceeds for immediate cash needs until a major financing deal can be closed. Management is actively seeking additional major financing; however, there is no assurance that these efforts will be successful or on terms acceptable to the Company. These matters raise doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, including a provision for impairment of plant and equipment which could be material, should the Company be unable to continue as a going concern.

The Company will need a minimum of $2 million of additional funding during fiscal 2003 to cover operating requirements. The Company is also seeking a minimum of $1.5 million of funding for capital improvements to its Black Canyon process facilities.

Lease Arrangements and Contractual Obligations

Azco leases some heavy equipment. Certain equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. The Company is committed to lease its former executive office in Vancouver BC through April 2004 and currently has a tenant under a sub-lease contract.

Currently Azco has a total of $1,200,000 of short-term notes due and payable before March 15, 2004. In addition, the Company has entered into a sale-leaseback financing arrangement where it may re-purchase the equipment it sold under this transaction in January of 2004 or thereafter, but is not contractually obligated to do so until 2011.

In conjunction with the departure of two former executives in October 2000, Azco entered into a severance agreement in June 2002 whereby Azco is required to make monthly payments of $10,000, to each director, through June 2004, with the remaining balance of $90,000 due in July 2004. Under the terms of the agreement, Azco was required to provide Messrs. Harvey and Lindsay each with 150,000 shares of unrestricted common stock in Azco Mining Inc. The shares were issued in July 2002.

The following table is provided to detail our contractual obligations and lease commitments:

                                                                Payments due
                                                Payments due in    in           Payments due
                        Payments due through    1-3 years       4-5 years       after
                        June 30, 2003           2003-2005       2006-2007       2007
Equipment leases         62,466                    84,727         -               -
Office lease             45,260                    51,400         -               -
Settlement
payments                180,000                   420,000         -               -
Notes payable           201,000                 1,170,000         -               -
Financing lease         382,500                 1,080,000       1,080,000       6,930,000
                        -------                 ---------       ---------       ---------
Total contractual
obligations             871,226                 2,806,127       1,080,000       6,930,000


New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces certain previously issued accounting guidance, develops a single accounting model for long- lived assets other than goodwill and indefinite-lived intangibles, and broadens the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired). This Statement was effective as of the beginning of fiscal 2003 and did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). This Statement rescinds SFAS No. 4, SFAS No. 64 and further clarifies debt extinguishments, which classify as extraordinary. Additionally, SFAS No. 145 amends SFAS No. 13 in order to clarify the accounting for the treatment of lease modifications. Provisions of this Statement are effective for fiscal year 2003 and the pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Task Force Issue No. 94- 3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" (SFAS No. 146). The primary difference from existing guidance is that SFAS No. 146 requires the recognition of exit cost at fair value when a liability is incurred, versus at the date of the exit plan approval. This Statement is effective for exit and disposal activities of the Company that are initiated after December 31, 2002. The Company has not historically had significant exit or disposal activities.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

        None.

Item 4: Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures within 90 days of the date hereof, and has concluded that the current system of controls and procedures is effective.

The Company maintains a system of internal controls and procedures for financial reporting. Since the date of management's most recent evaluation, there were no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

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

                                                                AZCO MINING INC.
                                                               -----------------
                                                                    (Registrant)

Date:  November 13, 2002                         BY:       /s/ Lawrence G. Olson
       -----------------------                             ---------------------
                                                               Lawrence G. Olson
                                                     CEO, President and Chairman

Date:  November 13, 2002                         BY:         /s/ Ryan A. Modesto
       -----------------                                    --------------------
                                                                 Ryan A. Modesto
                                                         Vice President Finance,
                                                             Corporate Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Azco Mining Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended; and

2. The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lawrence G. Olson
------------------------
Lawrence G. Olson, Chief Executive
Officer

/s/ Ryan Modesto
-----------------------
Ryan Modesto, Vice President Finance

Certifications

I, Lawrence G. Olson, Chief Executive Officer, certify that:

l. I have reviewed this quarterly report on Form 10-Q of AZCO Mining Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Lawrence G. Olson
-----------------------
Chief Executive Officer

I, Ryan Modesto, Vice President Finance, certify that:

l. I have reviewed this quarterly report on Form 10-Q of AZCO Mining Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Ryan Modesto
----------------------
Vice President Finance