Form 10-Q
period 2002-12-31
AZCO MINING INC
filed 2003-02-19
CIK 851726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to . . . . . . . . . . . .

Commission file number 0-20430

                                AZCO MINING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                       84-1094315
---------------------------------------------                ------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                            Identification No.)

                             7239 N. El Mirage Road
                            Glendale, Arizona 85307
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (623) 935-0774
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     The Company had 37,573,983 shares of Common Stock outstanding as of February 12, 2003.

                                AZCO MINING INC.


                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----


         Consolidated Balance Sheets                                      3

         Consolidated Statements of Operations                            4

         Consolidated Statements of Cash Flows                            5

         Consolidated Statement of Stockholders' Equity                   6

         Notes to Interim Consolidated Financial Statements               7-16

AZCO  MINING  INC.
CONSOLIDATED  BALANCE  SHEETS


                                                             DECEMBER 31,     JUNE 30,
                      ASSETS                                     2002           2002
                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                 $      10,971   $    884,647
  Prepaids and other                                              240,978        179,225
  Inventories (Note 2)                                          1,089,594      1,095,780
                                                            --------------  -------------
          Total current assets                                  1,341,543      2,159,652
                                                            --------------  -------------

Capital assets (Note 3):
  Mineral properties, plant & equipment, net                   10,176,175     10,352,872
  Capital assets, net                                             239,966        288,148
                                                            --------------  -------------
                                                               10,416,141     10,641,020
                                                            --------------  -------------

Restricted cash                                                   178,659        190,400
                                                            --------------  -------------
          Total assets                                      $  11,936,343   $ 12,991,072
                                                            ==============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                  $     603,339   $    540,768
  Notes payable (Note 4)                                          500,000        443,672
  Convertible debenture and option (Note 4)                        89,607
  Accrued settlement obligation (Note 5)                          240,000        586,000
                                                            --------------  -------------
                                                                1,432,946      1,570,440
Long term liabilities:
  Accrued settlement obligation (Note 5)                          300,000        444,900
  Financing lease liability (Note 4)                            2,062,350      1,975,650
  Notes payable to related party (Note 4)                         663,186        615,068
  Other liabilities                                                98,170        275,127
                                                            --------------  -------------
                                                                3,123,706      3,310,745
                                                            --------------  -------------
          Total liabilities                                     4,556,652      4,881,185
                                                            --------------  -------------

Contingencies and commitments (Note 6)

STOCKHOLDERS' EQUITY
Common stock: $.002 par value, 100,000,000 shares
authorized; 35,490,019 shares outstanding as of December           69,909         62,304
31, 2002 and 31,151,121 shares outstanding as of June 30,
2002
Additional paid-in capital                                     32,567,560     30,951,523
Accumulated deficit                                           (25,257,778)   (22,903,940)
                                                            --------------  -------------
                                                                7,379,691      8,109,887
                                                            --------------  -------------
        Total liabilities and stockholders' equity          $  11,936,343   $ 12,991,072
                                                            ==============  =============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            DECEMBER 31,                DECEMBER 31,
                                                         2002          2001          2002          2001
                                                     ------------  ------------  ------------  ------------
SALES                                                $    10,363   $    24,800   $    30,825   $    24,800

OPERATING COSTS AND EXPENSES
     Production costs                                    227,607       221,448       764,641       466,365
     General and administrative                          280,086       238,659       431,812       446,081
     Exploration                                          13,832        35,720        29,059        83,586
     Amortization & depreciation                          37,008        37,028       114,352        69,758
     Financing consulting fees                            41,349             -       432,349             -
     Accretion of asset retirement obligation
     (Note 6)                                              1,250             -         2,500             -
                                                     ------------  ------------  ------------  ------------

     Total operating costs and expenses                  601,132       532,855     1,774,713     1,065,790
                                                     ------------  ------------  ------------  ------------

OPERATING LOSS                                       $  (590,769)  $  (508,055)  $(1,743,888)  $(1,040,990)

OTHER INCOME/EXPENSE:
     Interest expense                                   (204,310)     (189,896)     (480,146)     (211,326)
     Interest income                                         215         1,110         3,210         1,913
     Miscellaneous expense, net                          (84,109)            -       (84,109)            -
                                                     ------------  ------------  ------------  ------------
                                                        (288,204)     (188,786)     (561,045)     (209,413)
                                                     ------------  ------------  ------------  ------------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE      (878,973)     (696,841)   (2,304,933)   (1,250,403)

Cumulative effect of accounting change,                        -             -        13,902             -
net of taxes of $0 (Note 8)
                                                     ------------  ------------  ------------  ------------

NET LOSS                                             $  (878,973)  $  (696,841)  $(2,318,835)  $(1,250,403)
                                                     ============  ============  ============  ============

Basic loss per share before cumulative                     (0.03)        (0.02)        (0.07)        (0.04)
effect of accounting change
Cumulative effect of accounting change                         -             -             -             -
                                                     ------------  ------------  ------------  ------------
Basic loss per share                                 $     (0.03)  $     (0.02)  $     (0.07)  $     (0.04)
                                                     ============  ============  ============  ============

Diluted loss per share before cumulative                   (0.03)        (0.02)        (0.07)        (0.04)
effect of accounting change
Cumulative effect of accounting change                         -             -             -             -
                                                     ------------  ------------  ------------  ------------
Diluted loss per common share                        $     (0.03)  $     (0.02)  $     (0.07)  $     (0.04)
                                                     ============  ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES                        33,263,460    30,050,621    32,570,543    30,050,621
                                                     ============  ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         2002          2001
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $(2,318,835)  $(1,250,403)
     Adjustments to reconcile net loss to net cash
     used in operations:
           Depreciation and amortization                 114,352        69,758
           Accretion of asset retirement obligation        2,500
           Stock compensation and other
                 non-cash expenses                       363,000
           Amortization of debt discount                 203,683       150,269
           Mark to market adjustments                     84,109
           Cumulative effect of accounting change         13,902
     Changes in assets and liabilities, net:
           Prepaid and other                            (109,820)       39,364
           Inventories                                     6,186       (18,631)
           Restricted cash                                11,741
           Accounts payable and accrued liabilities      389,772        23,440
           Accrued settlement obligation                (184,900)
                                                     ------------  ------------
Net cash used in operating activities                 (1,424,310)     (986,203)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                        665,000       811,000
      Payments on notes payable                         (100,000)            -
      Proceeds from stock sale                                 -       164,250
      Payments on capital lease obligations              (34,766)      (21,502)
      Proceeds from exercise of options                   20,400             -
                                                     ------------  ------------

Net cash provided by financing activities:               550,634       953,748
                                                     ------------  ------------

Net decrease in cash and cash equivalents               (873,676)      (32,455)

Cash and cash equivalents at beginning of period         884,647        39,920
                                                     ------------  ------------

Cash and cash equivalents at end of period           $    10,971   $     7,465
                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                 COMMON
                                  STOCK          ADDITIONAL
                                                  PAID-IN     ACCUMULATED
                             SHARES    AMOUNT     CAPITAL       DEFICIT        TOTAL
Balance June 30, 2002      31,152,121  $62,304  $30,951,523  $(22,903,940)  $ 8,109,887

Dividend to shareholders
(Note 4)                                             35,003       (35,003)            -

Common shares issued
 (Note 7)                   4,307,898    7,545    1,560,694                   1,568,239

Exercise of options            30,000       60       20,340                      20,400

Net loss                                                       (2,318,835)   (2,318,835)
                           ----------  -------  -----------  -------------  ------------

Balance December 31,
2002                       35,490,019  $69,909  $32,567,560  $(25,257,778)  $ 7,379,691
                           ==========  =======  ===========  =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION AND GOING CONCERN
-------------------------------------------------

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

Azco Mining Inc. is a mining company incorporated in Delaware. Its general business strategy is to acquire, explore and develop mineral properties. The Company's principal assets are the 100% owned Black Canyon Mica Project in Arizona and an interest in the Piedras Verdes Project in Sonora, Mexico. The Company is currently focused on producing high quality muscovite mica and feldspathic sand that is produced as a by-product of mica.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has suffered recurring losses from operations and the Company will require additional funds to continue operations. On November 12, 2002, the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission in regard to an Equity Line of Credit Agreement, became effective.
Management is actively seeking additional financing; however, there is no assurance that these efforts will be successful or on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, including a provision for impairment of plant and equipment which could be material, should the Company be unable to continue as a going concern.

During the first and second quarters of fiscal 2003, the Company had been in discussions with a lender for a $15 million financing in the form of equity and/or debt which would have been used to expand and carry-out certain upgrades to its processing facilities and to retire existing high interest rate debt. In late December, the potential lender withdrew from these discussions. Accordingly, the Company has initiated further efforts through its financial consultants to actively seek alternate financing arrangements, including the possibility of selling a substantial interest in the mica

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


project. In this connection, discussions are ensuing with three potential sources regarding a joint venture arrangement and several other sources have been contacted.

The Company will need a minimum of $3 million of additional funding during the remainder of calendar 2003 to support production and marketing of our products. These requirements include costs for general operating purposes including planned production, payments due on existing debt obligations (including interest costs) and costs associated with the generation of plastic pellets. In order to achieve a level of planned production necessary to achieve continued operations, the Company will likely require additional funding over and above the $3 million during 2003.

The Company anticipates the expenditure of $3.5 million on additional capital improvements. These expenses will cover enhancements to the sand plant facilities including additional rare earth magnets and bagging equipment enabling it to sell a much larger portion of its sand production into the stucco and high-end sand markets.

The Company has several mica products inventoried and continues its development of mica filled plastic pellets in conjunction with three manufacturers of reinforced plastics. Azco has recently initiated production on an initial 2,000-pound order for its mica filled polyethylene masterbatch. The Company anticipates that its current inventory of mica is sufficient to support its continued plastics product development until mica and sand production is resumed.

There is no assurance that the Company can secure financing by way of a joint venture or otherwise, and if at all, on terms acceptable to the Company. Should such financing not be arranged within the next few months, then it is likely that the Company will need to reassess the carrying value of its production assets (which are currently recorded at historical cost less any related depreciation) as the likelihood of recovering their value would be diminished and a write-down of these asserts may be appropriate.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


NOTE 2.  INVENTORIES
--------------------

                                         DECEMBER 31,   JUNE 30,
                                            2002          2002
                                        -------------  ----------
Broken ore                              $     634,351  $  725,202
Mica work-in-process                          357,443     277,378
Mica finished goods                            93,200      93,200
Sand finished goods                             4,600           0
                                        -------------  ----------

Total                                   $   1,089,594  $1,095,780
                                        ============= ===========


NOTE 3.  CAPITAL ASSETS
-----------------------

Detail of mica project mineral properties, plant and equipment is as follows:

                                             DECEMBER 31,    JUNE 30,
                                                2002           2002
                                           --------------  ------------
Acquisition of mineral properties          $   2,219,996   $ 2,219,996
Mining and processing plant and equipment      7,122,679     7,122,679
Development costs                                943,704     1,104,966
Accumulated amortization                        (110,204)      (94,769)
                                           --------------  ------------

Total                                      $  10,176,175   $10,352,872
                                           --------------  ------------

Detail of other capital assets is as follows:

                                          DECEMBER 31,    JUNE 30,
                                              2002          2002
                                         --------------  ----------
Office building                          $     152,997   $ 152,997
Furniture and equipment                        381,383     381,383
Vehicles                                        81,146      81,146
Accumulated depreciation                      (375,560)   (327,378)
                                         --------------  ----------

Total                                    $     239,966   $ 288,148
                                         --------------  ----------

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


NOTE 4.  NOTES PAYABLE, WARRANTS AND OTHER FINANCING
----------------------------------------------------

In December 2002, the Company issued a $250,000 note to Cornell Capital Partners LP ("Cornell") in conjunction with the Equity Line of Credit. A 5% discount was deducted resulting in net proceeds to the Company of $237,500. The note was paid off before the due date of February 2003 by issuing 864,436 shares in the second quarter and an additional 758,150 shares during the third quarter.

In January 2003 the Company received an additional $226,983 from the sale of a $250,000 note to Cornell in conjunction with the Equity Line of Credit. Legal fees of $10,517 and a 5% discount of $12,500 were deducted from the proceeds. The note accrues interest at 24% per year and is due March 17, 2003. Interest is due only if the note is not paid in full by the due date.

In October 2002, Azco issued a $500,000 convertible debenture to Cornell. The debenture accrues interest at 6% per year and is due October 8, 2004. The Company has not accrued interest as it is only due if the debenture is not converted by the due date. The debenture is convertible into Azco common stock based upon the average of the three lowest closing prices of Azco's common stock for the five trading days immediately preceding the conversion date. At the time of issuance, the Company determined that the conversion option qualified as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133. The amount associated with the conversion option has been classified as a derivative and recorded at its fair value (as determined through a discounted cash flow model) of $14,803 at December 31, 2002. As of December 31, 2002, $400,000 of the debentures had been converted into 1,920,373 shares of Azco common stock. In January 2003, the remaining $100,000 was converted into an additional 861,377 shares of Azco common stock.

In January 2002, Azco completed a financing lease transaction that yielded the Company net proceeds of $2,842,500. Under the terms of the transaction, the Company sold a 40 percent ownership in its mica processing facility located in Glendale, Arizona. Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the 40 percent ownership for 120 percent of the purchase price after the second year. The repurchase price of the property increases by 10 percent of the purchase price each year the option remains unexercised up to a maximum of 150 percent of the purchase price. Payments for the first 6 months under the lease agreement are $30,000, $37,500 for the second six months and $45,000 thereafter.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company's common stock at $.50 per share. This warrant vested in January 2002 and is exercisable through January 2007.

The notes payable, financing lease and related warrants have been reflected in the accompanying balance sheet at their relative fair values. The discount associated with the notes payable and financing lease is being amortized over the term of the respective instrument using an effective interest method.

In December 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from Luis Barrenachea, a shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. In December 2002, the terms of the loan and the warrants were extended an additional year through December 2003. The Company's policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder. Accordingly, an additional $7,188 has been reflected as an increase to accumulated deficit and additional paid-in-capital in the December 31, 2002 Consolidated Statement of Stockholders' Equity.

In October 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenachea. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. In October 2002, the loan and the warrants were extended an additional year through October 2003. The Company's policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder. Accordingly, an additional $11,617 has been reflected as an increase to accumulated deficit and additional paid-in-capital in the December 31, 2002 Consolidated Statement of Stockholders' Equity.

In September 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from Mr. Barrenachea. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. In September 2002 the terms of the loan and the warrants were extended an additional year through September 2003. The Company's policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder. Accordingly, an additional $16,198 has been reflected as an increase to accumulated deficit and additional paid-in-capital in the December 31, 2002 Consolidated Statement of Stockholders' Equity.

In October 2001, the Company restructured its $800,000 loan agreement with Lawrence Olson the Company's Chairman, CEO and President. Mr. Olson agreed to extend the note payable an additional year to March 15, 2003 in consideration for 700,000 warrants

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


to purchase the Company's stock at an exercise price of $0.40. The warrants vested in December 2001 and shall expire in October 2003. In addition the annual interest rate was adjusted from prime plus 1% to 12%. In June 2002, the loan was extended an additional year and Azco entered into a security agreement with Mr. Olson, whereby Azco's assets secured the loan. The Company's assets also secure the lease payments due on the financing lease as well as the payments due under the settlement agreement. The loan is currently due in March 2004.

The fair value of the warrants issued has been determined by the Company using the Black Scholes valuation model and has been reflected as additional-paid in capital.

Notes payable at December 31, 2002 consisted of the following:

==============================================================================
                                             Principal   Unamortized Discount
------------------------------------------------------------------------------

24% note, due February 2003                  $  100,000  $                   -
12% note, due September 2003                    200,000                      -
12% note, due October 2003                      100,000                      -
12% note, due December 2003                     100,000                      -
12% note, due March 2004                        800,000                136,814
                                             ---------------------------------
Total                                        $1,300,000  $             136,814
                                             ---------------------------------
6% convertible debenture, due October 2004   $  100,000  $              25,196

Financing lease liability, due January 2011  $2,062,350  $           2,437,650
==============================================================================


NOTE 5.  SETTLEMENT OBLIGATION
------------------------------

In July 2002, Azco entered into settlement agreements regarding fees payable under terminated management agreements with two of its former officers and directors, Alan P. Lindsay and Anthony R. Harvey. Azco agreed to pay each former director the sum of $350,000. The amount is to be paid in an initial payment of $20,000 each, due upon the signing of the Agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date this Agreement is signed. In addition, Azco paid $24,898 representing one half of the legal fees incurred by the former directors. Under the terms of the agreement, Azco also provided Harvey and Lindsay each with 150,000 shares of common stock, which shares shall be unrestricted as allowed pursuant to Rule S-8 of the Rules of the Securities and Exchange Commission. As of December 31, 2002, $540,000 remained outstanding under the agreement.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


NOTE 6.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 7.  CAPITAL STOCK AND OUTSTANDING OPTIONS
----------------------------------------------

In November 2002, the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission in regard to the Equity Line of Credit, became effective. The Company is now eligible to, at its discretion, periodically issue and sell shares of common stock to Cornell for up to a total purchase price of $5 million for a period of up to two years after November 12, 2002, whichever comes first. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 92.5% of the lowest closing bid price of our common stock on the American Stock Exchange for the five trading days immediately following the notice date. The amount of each advance is subject to a maximum of $500,000 per advance, with a minimum of five trading days between advances. In addition, Cornell will retain 5% of each advance under the Equity Line of Credit. Cornell received 237,624 shares of common stock as a one-time commitment fee, which was equal to $240,000 based on a closing bid of $1.01 on June 19, 2002.

On December 18, 2002, the Company issued 10,000 shares for legal services rendered in conjunction with an August 2002 filing on Form S-8 in connection with the settlement agreement discussed in Note 5. The value of the shares issued was $10,200 recorded as general and administrative expense in fiscal 2002.

Options to purchase 1,234,500 and 2,815,500 shares of the Company's common stock were outstanding under the Company's Stock Option Plan at December 31, 2002 and 2001, respectively. The impact of these options has been excluded from the diluted earnings per share calculation, as their effect would be anti-dilutive. These options are exercisable between $0.44 and $1.20 per common share at varying dates through 2007.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


NOTE 8.  GUARANTEES
-------------------

In November 2002, the Financial Accounting Statements Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for Azco's fiscal quarter ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

Azco, as the guarantor, has a sole guarantee related to the written put option related to the Company's convertible debenture where the put option has been accounted for under SFAS 133. This guarantee is characterized by FIN 45 as a market value/derivative guarantee.

The following table discloses Azco's obligation under guarantees as of December 31, 2002:

-----------------------  -------------------------  ----------------  -----------
                         Maximum Potential Amount      Liability
                            Of Future Payments      Carrying Amount   Collateral
-----------------------  -------------------------  ----------------  -----------
Market value guarantees  $                 100,000  $         14,803  $         -
-----------------------  -------------------------  ----------------  -----------


NOTE 9.   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
-----------------------------------------------------

On July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


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

As of December 31, 2002, the Company maintained the following restricted assets associated with reclamation costs for the Black Canyon Mica property pursuant to regulatory requirements:

     - $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and
     - $128,659 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management, which renewed October 9, 2002 for an additional year.

A roll forward of the Company's asset retirement obligation through December 31, 2002 is as follows:


Initial liability recognition, July 1, 2002          $45,309
Accretion                                              2,500
                                                     -------
Balance, December 31, 2002                           $47,809
                                                     -------



NOTE  10.  NEW  PRONOUNCEMENTS
------------------------------

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

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)


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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123". SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Azco continues to apply the intrinsic value method of accounting for stock options and will provide the enhanced disclosure requirements in its third quarter Form 10-Q.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Azco has considered the guidance in FIN 46 and has determined that it did not have a material effect on its financial position, results of operations cash flows or note disclosures thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements concerning trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. We believe that the following factors, among others, could affect our future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: (1) our lack of necessary financial resources to complete development of the mica product and by-products, successfully market our mica product and fund our other capital commitments; (2) the lack of commercial acceptance of our mica product or by-products; (3) changes in environmental laws; (4) problems regarding availability of materials and equipment; (5) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output; and (6) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site.

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

We are currently focused on the start up of our facilities to a consistent production capacity designed to produce high quality muscovite mica and feldspathic sand from our 100% owned Black Canyon mica project located near Phoenix, Arizona. The Company is seeking financing that will be necessary to continue operations.


RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

The net loss for the three months ended December 31, 2002 was $878,973 ($0.03 per share) compared to a net loss of $ 696,841 ($0.02 per share) for the three months ended December 31, 2001. The increased net loss is the result of increased miscellaneous and financing expenses in the current period.

Miscellaneous expense was $84,109 for the three months ended December 31, 2002 compared to $0 for the three months ended December 31, 2001. The increase in miscellaneous expense reflects mark to market adjustments associated with the conversion option.

Financial consulting fees were $41,349 for the three months ended December 31, 2002 compared to $0 for the three months ended December 31, 2001. The increase in financial consulting fees is due to continued efforts to find a suitable financing arrangement for the Company.

SIX  MONTHS  ENDED  DECEMBER  31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

The net loss for the six months ended December 31, 2002 was $2,318,835 ($0.07 per share) compared to a net loss of $ 1,250,403 ($0.04 per share) for the six months ended December 31, 2001. The increased net loss is the result of increased production costs, general and administrative and financing expenses in the current period.

Production expense for the six months ended December 31 2002 was $764,641 compared to $466,365 for the six months ended December 31, 2001. Increased expenses in the current period are due to the initial production for sale of feldspathic sand.

Exploration expense was $29,059 for the six months ended December 31, 2002 compared to $83,586 for the six months ended December 31, 2001. The decrease in exploration expense is due to the fact that the Company is currently not funding its share of the costs associated with Cobre del Mayo and has opted for its interest to be diluted until suitable financing can be arranged.

Financial consulting fees were $432,349 for the six months ended December 31, 2002 compared to $0 for the six months ended December 31, 2001, and reflects $363,000 for the value of shares provided to a financial consultant of the Company as well as current period efforts to find suitable financing arrangements for the Company.

Interest expense was $480,146 for the six months ended December 31 2002 compared to $211,326 for the six months ended December 31, 2001. The increase is due to the amortization of the discount associated with the notes payable and financing lease agreement.

FINANCIAL  CONDITION
--------------------

As of December 31 2002, we had unrestricted cash of $10,971.

Net cash used in operating activities was $1,424,310 for the first six months of fiscal 2002 as compared to $986,203 in the same period of the prior year. The increase was due primarily to payments for the settlement obligation with former officers combined with the increase in production activities undertaken this quarter partially offset by an increase in accounts payable due to lower cash levels.

Net cash flows provided by financing activities were $550,634 for the first six months of fiscal 2002 as compared to $953,748 in the same period of the prior year. The variance from the same period of the prior year is the result of a reduction in the proceeds from notes issued.

The Company has suffered recurring losses from operations and assuming it will continue to operate as a going concern it will require additional funds to continue operations. On November 4, 2002 the Company temporarily ceased production at its Black Canyon Mine crushing and concentrating facilities due to cash constraints. Production will start again once adequate financing has been raised. On November 12, 2002, the Company's Form S-1 Registration Statement, filed with the Securities and Exchange Commission in regard to an Equity Line of Credit Agreement, became effective. The Company is now eligible to, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $5 million for a period of up to two years after November 12, 2002, whichever comes first. The Company has raised a total of $1,000,000 through February 12, 2002 through the sale of securities to Cornell through the Equity Line of Credit. The Company plans to use the proceeds for immediate cash needs until a major financing deal can be closed. Management is actively seeking additional major financing; however, there is no assurance that these efforts will be successful or on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, including a provision for impairment of plant and equipment which could be material, should the Company be unable to continue as a going concern.

During the first and second quarters of fiscal 2003, the Company had been in discussions with a lender for a $15 million financing in the form of equity and/or debt which would have been used to expand and carry-out certain upgrades to its processing facilities and to retire existing high interest rate debt. In late December, the potential lender withdrew from these discussions. Accordingly, the Company has initiated further efforts through its financial consultants to actively seek alternate financing arrangements, including the possibility of selling a substantial interest in the mica project. In this connection, discussions are ensuing with three potential sources regarding a joint venture arrangement and several other sources have been contacted.

The Company will need a minimum of $3 million of additional funding during the remainder of calendar 2003 to support production and marketing of our products. These requirements include costs for general operating purposes including planned production, payments due on existing debt obligations (including interest costs) and costs associated with the generation of plastic pellets. In order to achieve a level of planned production necessary to achieve continued operations, the Company will likely require additional funding over and above the $3 million during 2003.

The Company anticipates the expenditure of $3.5 million on additional capital improvements. These expenses will cover enhancements to the sand plant facilities including additional rare earth magnets and bagging equipment enabling it to sell a much larger portion of its sand production into the stucco and high-end sand markets.

The Company has several mica products inventoried and continues its development of mica filled plastic pellets in conjunction with three manufacturers of reinforced plastics. Azco has recently initiated production on an initial 2,000-pound order for its mica filled polyethylene masterbatch. The Company anticipates that its current inventory of mica is sufficient to support its continued plastics product development until mica and sand production is resumed.

There is no assurance that the Company can secure financing by way of a joint venture or otherwise, and if at all, on terms acceptable to the Company. Should such financing not be arranged within the next few months, then it is likely that the Company will need to reassess the carrying value of its production assets (which are currently recorded at historical cost less any related depreciation) as the likelihood of recovering their value would be diminished and a write-down of these asserts may be appropriate.

LEASE ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
----------------------------------------------

Azco leases some heavy equipment. Certain equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. The Company is committed to lease its former executive office in Vancouver BC through April 2004 and currently has a tenant under a sub-lease contract.

Currently, Azco has a total of $1,200,000 of short-term notes due and payable before March 15, 2004. In addition, the Company has entered into a sale-leaseback financing arrangement where it may re-purchase the equipment it sold under this transaction in January 2004 or thereafter, but is not contractually obligated to do so until 2011. (See Note 5 for additional information)

In conjunction with the departure of two former executives in October 2000, Azco entered into a severance agreement in June 2002 whereby Azco is required to make monthly payments of $10,000, to each director, through June 2004, with the remaining balance of $90,000 due in July 2004. The Company has paid $184,906 through December 31, 2002. Under the terms of the agreement, Azco was required to provide Messrs. Harvey and Lindsay each with 150,000 shares of unrestricted common stock in Azco Mining Inc. The shares were issued in July 2002.

The following table is provided to detail our contractual obligations and lease commitments:

                                                           PAYMENTS DUE
                                          PAYMENTS DUE IN       IN       PAYMENTS DUE
                   PAYMENTS DUE THROUGH      1-3 YEARS      4-5 YEARS       AFTER
                       JUNE 30, 2003         2003-2005      2006-2007        2007
                   ---------------------  ---------------  ------------  ------------
Equipment leases   $              34,398           84,727             -             -
Office lease                      30,168           51,400             -             -
Settlement
payments                         120,000          420,000             -             -
Notes payable                    200,000        1,200,000             -             -
Financing lease                  270,000        1,080,000     1,080,000     6,930,000
                   ---------------------  ---------------  ------------  ------------

Total contractual
obligations        $             654,566        2,836,127     1,080,000     6,930,000
                   =====================  ===============  ============  ============


NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

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

On July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life.

The asset retirement costs associated with the Mica project consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment. The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method. The change in accounting resulted in a cumulative effect charge to earnings during the period of $13,902. See Note 9 for additional information.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for Azco's fiscal quarter ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

Azco, as the guarantor, has a sole guarantee related to the written put option related to the Company's convertible debenture where the put option has been accounted for under SFAS 133. This guarantee is characterized by FIN 45 as a market value/derivative guarantee.

The following table discloses Azco's obligation under guarantees as of December 31, 2002:

-----------------------  -------------------------  ----------------  -----------
                         Maximum Potential Amount      Liability
                            Of Future Payments      Carrying Amount   Collateral
-----------------------  -------------------------  ----------------  -----------
Market value guarantees  $                 100,000  $         14,803  $         -
-----------------------  -------------------------  ----------------  -----------

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123". SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Azco continues to apply the intrinsic value method of accounting for stock options and will provide the enhanced disclosure requirements in its third quarter Form 10-Q.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Azco has considered the guidance in FIN 46 and has determined that it did not have a material effect on its financial position, results of operations cash flows or note disclosures thereto.

ITEM 3:   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

The carrying value of the Company's conversion option is dependent on the fair value analysis, which considers among other items, the current risk free rate of return. Movements in this market rate would cause an adjustment to the determined fair value. This option was converted in January 2003.

ITEM 4:   CONTROLS  AND  PROCEDURES
          -------------------------

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 1:   LEGAL PROCEEDINGS
          -----------------


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

                                                   AZCO MINING INC.
                                             -----------------------------------
                                                    (Registrant)


Date:  February 17, 2003                     BY:  /s/  Lawrence G. Olson
       -----------------                          ----------------------
                                                  Lawrence G. Olson
                                                  CEO, President and Chairman


Date:  February 17, 2003                     BY:  /s/  Ryan A. Modesto
       -----------------                          --------------------
                                                  Ryan A. Modesto
                                                  Vice President Finance,
                                                  Corporate Secretary


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Azco Mining Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended; and

2. The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/ Lawrence G. Olson
                                            ------------------------------------
                                            Lawrence G. Olson, Chief Executive
                                            Officer

                                            /s/ Ryan Modesto
                                            ------------------------------------
                                            Ryan Modesto, Vice President Finance

Certifications
--------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 17, 2003

/s/  Lawrence G. Olson
----------------------
Chief Executive Officer



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 17, 2003

/s/ Ryan Modesto
----------------
Vice President Finance