Form 10-Q
period 2003-03-31
AZCO MINING INC
filed 2003-06-10
CIK 851726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . to . . . . . . . . .

Commission  file  number  0-20430

                                AZCO MINING INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       84-1094315
          --------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification  No.)

                             7239 N. El Mirage Road
                            Glendale, Arizona 85307
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  [ ]     No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The Company had 37,992,122 shares of Common Stock outstanding as of June 6, 2003.

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


     Consolidated  Balance  Sheets                                         3

     Consolidated  Statements  of  Operations                              4

     Consolidated  Statements  of  Cash  Flows                             5

     Consolidated  Statement  of  Stockholders'  Equity                    6

     Notes  to  Interim  Consolidated  Financial  Statements               7-18

AZCO MINING INC.
CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31,      JUNE 30,
                                   ASSETS                       2003           2002
                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                 $      9,544   $    884,647
  Prepaids and other                                             201,296        179,225
  Inventories (Note 2)                                         1,082,147      1,095,780
                                                            -------------  -------------
          Total current assets                                 1,292,987      2,159,652
                                                            -------------  -------------

Capital assets (Note 3):
  Mineral properties, plant & equipment, net                   6,884,402     10,352,872
  Capital assets, net                                            219,292        288,148
                                                            -------------  -------------
                                                               7,103,694     10,641,020
                                                            -------------  -------------

Restricted cash                                                  178,659        190,400
                                                            -------------  -------------
          Total assets                                      $  8,575,340   $ 12,991,072
                                                            =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                  $    849,452   $    540,768
  Notes payable (Note 4)                                       1,161,680        443,672
  Accrued settlement obligation (Note 5)                         540,000        586,000
                                                            -------------  -------------
                                                               2,551,132      1,570,440
Long term liabilities:
  Accrued settlement obligation (Note 5)                    $          -        444,900
  Financing lease liability (Note 4)                           2,107,116      1,975,650
  Notes payable to related party (Note 4)                              -        615,068
  Other liabilities                                               82,218        275,127
                                                            -------------  -------------
                                                               2,189,334      3,310,745
                                                            -------------  -------------
          Total liabilities                                    4,740,466      4,881,185
                                                            -------------  -------------

Contingencies and commitments (Note 6)

STOCKHOLDERS' EQUITY
Common stock: $.002 par value, 100,000,000 shares
authorized; 37,922,122 shares outstanding as of March 31,         74,773         62,304
2003 and 31,151,121 shares outstanding as of June 30, 2002

Additional paid-in capital                                    32,979,705     30,951,523
Accumulated deficit                                          (29,219,604)   (22,903,940)
                                                            -------------  -------------
                                                               3,834,874      8,109,887
                                                            -------------  -------------
          Total liabilities and stockholders' equity        $  8,575,340   $ 12,991,072
                                                            =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              MARCH 31,                  MARCH 31,
                                                         2003          2002          2003          2002
                                                     ------------  ------------  ------------  ------------
SALES                                                $    23,974   $    31,280   $    54,799   $    56,080
                                                     ------------  ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Production costs                                    108,021       452,726       872,662       919,091
     General and administrative                          267,684       350,787       689,496       796,868
     Exploration                                           4,500        89,839        33,559       173,425
     Amortization & depreciation                          60,354        33,470       174,709       103,228
     Financing consulting fees                                 -             -       432,349             -
     Impairment of long-lived assets                   3,291,773             -     3,291,773             -
     Gain on sale of assets                              (65,000)            -       (65,000)            -
     Accretion of asset retirement
     obligation (Note 6)                                   1,250             -         3,750             -
                                                     ------------  ------------  ------------  ------------

     Total operating costs and expenses                3,668,582       926,822     5,433,298     1,992,612
                                                     ------------  ------------  ------------  ------------

OPERATING LOSS                                       $(3,644,608)  $  (895,542)  $(5,378,499)  $(1,936,532)

OTHER INCOME/EXPENSE:
     Interest expense                                   (253,652)     (284,721)     (733,798)     (496,047)
     Interest income                                           -         4,190         3,210         6,103
     Miscellaneous expense, net                          (73,563)            -      (157,672)            -
                                                     ------------  ------------  ------------  ------------
                                                        (327,215)     (280,531)     (888,260)     (489,944)
                                                     ------------  ------------  ------------  ------------

INCOME TAX BENEFIT                                             -      (998,053)            -      (998,053)
                                                     ------------  ------------  ------------  ------------

LOSS BEFORE CUMULATIVE EFFECT OF                      (3,971,823)     (178,020)   (6,266,759)   (1,428,423)
ACCOUNTING CHANGE

Cumulative effect of accounting change,                        -             -        13,902             -
net of taxes of $0 (Note 8)
                                                     ------------  ------------  ------------  ------------

NET LOSS                                             $(3,971,823)  $  (178,020)  $(6,280,661)  $(1,428,423)
                                                     ============  ============  ============  ============

Basic loss per share before cumulative                     (0.11)        (0.01)        (0.18)        (0.05)
effect of accounting change
Cumulative effect of accounting change                         -             -             -             -
                                                     ------------  ------------  ------------  ------------
Basic loss per share                                 $     (0.11)  $     (0.01)  $     (0.18)  $     (0.05)
                                                     ============  ============  ============  ============

Diluted loss per share before cumulative                   (0.11)        (0.01)        (0.18)        (0.05)
effect of accounting change
Cumulative effect of accounting change                         -             -             -             -
                                                     ------------  ------------  ------------  ------------
Diluted loss per common share                        $     (0.11)  $     (0.01)  $     (0.18)  $     (0.05)
                                                     ============  ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES                        37,604,319    30,052,843    34,230,029    30,051,351
                                                     ============  ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2003          2002
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(6,280,661)  $(1,428,423)
     Adjustments to reconcile net loss to net cash
     used in operations:
           Depreciation and amortization                         174,709       103,228
           Write-down of inventory                                     -       891,891
           Impairment of long-lived assets                     3,291,773
           Accretion of asset retirement obligation                3,750             -
           Stock compensation and other
               non-cash expenses                                 363,000             -
           Amortization of debt discount                         286,298       303,689
           Beneficial conversion from convertible debt           163,543             -
           Mark to market adjustments on conversion option        (5,871)
           Gain on sale of mineral properties, plant and
               equipment                                         (65,000)            -
           Cumulative effect of accounting change                 13,902             -
     Changes in assets and liabilities, net:
           Prepaid and other                                    (109,819)     (130,036)
           Income tax receivable                                       -      (998,053)
           Inventories                                            13,633      (927,945)
           Restricted cash                                        11,741             -
           Accounts payable and accrued liabilities              635,884      (519,611)
           Accrued settlement obligation                        (184,900)            -
                                                             ------------  ------------
Net cash used in operating activities                         (1,688,018)   (2,705,260)
                                                             ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment                                            -      (100,000)
     Mineral properties, plant and equipment                      65,000      (123,194)
                                                             ------------  ------------
Net cash used for investing activities                            65,000      (223,194)
                                                             ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                 879,483       843,500
     Payments on notes payable                                  (100,000)     (243,500)
     Issuance of financing lease                                       -     3,000,000
     Proceeds from stock sale                                          -       164,250
     Payments on capital lease obligations                       (51,968)      (38,704)
     Proceeds from exercise of options                            20,400         8,800
                                                             ------------  ------------

Net cash provided by financing activities:                       747,915     3,734,346
                                                             ------------  ------------

Net increase (decrease) in cash and cash equivalents            (875,103)      805,892

Cash and cash equivalents at beginning of period                 884,647        39,920
                                                             ------------  ------------

Cash and cash equivalents at end of period                   $     9,544   $   845,812
                                                             ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                 COMMON
                                  STOCK         ADDITIONAL
                                                  PAID-IN     ACCUMULATED
                             SHARES    AMOUNT     CAPITAL       DEFICIT        TOTAL
Balance June 30, 2002      31,152,121  $62,304  $30,951,523  $(22,903,940)  $ 8,109,887

Dividend to shareholders
(Note 4)                                             35,003       (35,003)            -

Benificial conversion on
convertible debt                                    163,543                     163,543

Common shares issued
 (Note 7)                   6,740,001   12,409    1,809,296                   1,821,705

Exercise of options            30,000       60       20,340                      20,400

Net loss                                                       (6,280,661)   (6,280,661)
                           ----------  -------  -----------  -------------  ------------


Balance March 31, 2003     37,922,122  $74,773  $32,979,705  $(29,219,604)  $ 3,834,874
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

Azco Mining Inc. is a mining company incorporated in Delaware. Its general business strategy is to acquire, explore and develop mineral properties. The Company's principal assets are the 100% owned Black Canyon Mica Project in Arizona. The Company is currently focused on producing high quality muscovite mica and feldspathic sand that is produced as a by-product of mica.
Additionally, marketing efforts are concentrated on the sale of mica filled plastic pellets, developed by Azco, to be used in the production of reinforced plastics.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company has suffered recurring losses from operations and the Company will require additional funds to continue operations. In November 2002, the Company temporarily ceased production at its Black Canyon Mine crushing and concentrating facilities due to cash constraints. Production will start again once acceptable financing can be arranged. Management is actively seeking additional financing; however, there is no assurance that these efforts will be successful or on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, should the Company be unable to continue as a going concern.

The Company is currently in default under the terms of the settlement agreement with two of its former officers as well as it financing lease agreement. It is in negotiations for the resolution of both of these issues. In addition, the Company is attempting to structure a convertible debenture transaction as well as a loan secured by the proceeds of current plastic production. The proceeds of these bridge-financing transactions are expected to enable the Company finance its immediate cash needs and enable it to continue operating through the closing of a long term financing arrangement.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Long-term financing arrangements are currently being investigated with several groups. Two of the Company's major secured creditors have been approached and talks are ongoing as to what financing arrangements can be found. The Company is negotiating with a potential purchaser who has expressed an interest in the purchase of the entire mica project. In addition, we continue to communicate with potential joint venture partners who show an interest in the mica project.

The Company anticipates that a minimum of $3 million will be required during fiscal 2004 to support production and marketing of products. These requirements include costs for general operating purposes including planned production, payments due on existing debt obligations (including interest costs) and costs associated with the generation of plastic pellets. In order to achieve a level of planned production necessary to achieve continued operations, the Company will likely require additional funding over and above the $3 million during fiscal 2004.

The Company also anticipates the expenditure of $3.5 million on additional capital improvements in fiscal 2004. These expenses will cover enhancements to the sand plant facilities including additional rare earth magnets and bagging equipment enabling it to sell a much larger portion of its sand production into the stucco and high-end sand markets.

In addition to the capital and operating expenditures anticipated in fiscal 2004 once long term financing has been procured, the Company anticipates expenditures of $2.0 million in accrued obligations and debt retirement or restructuring costs.

The Company has several mica products inventoried and continues its development of mica filled plastic pellets in conjunction with three manufacturers of reinforced plastics. During the current quarter, the Company filled orders of 7,500 lbs. of its mica filled polyethylene masterbatch and has an additional 70,000 lbs. order for the fourth quarter of the current fiscal year. The Company anticipates that its current inventory of mica is sufficient to support its continued plastics product development until mica and sand production is resumed.

There is no assurance that the Company can secure financing by way of a joint venture or otherwise, and if at all, on terms acceptable to the Company.

AZCO  MINING  INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE  2.  INVENTORIES
---------------------

                       MARCH 31,   JUNE 30,
                         2003        2002
                      ----------  ----------
Broken ore            $  634,351  $  725,202
Mica work-in-process     353,196     277,378
Mica finished goods       90,000      93,200
Sand finished goods        4,600           0
                      ----------  ----------
Total                 $1,082,147  $1,095,780
                      ----------  ----------

NOTE  3.  CAPITAL  ASSETS
-------------------------

Detail of mica project mineral properties, plant and equipment is as follows:

                                            MARCH 31,     JUNE 30,
                                              2003          2002
                                           -----------  ------------
Acquisition of mineral properties          $1,528,724   $ 2,219,996
Mining and processing plant and equipment   4,818,438     7,122,679
Development costs                             647,444     1,104,966
Accumulated amortization                     (110,204)      (94,769)
                                           -----------  ------------
Total                                      $6,884,402   $10,352,872
                                           -----------  ------------

Detail of other capital assets is as follows:
---------------------------------------------

                           MARCH 31,    JUNE 30,
                             2003         2002
                          -----------  ----------
Office building           $  152,997   $ 152,997
Furniture and equipment      381,383     381,383
Vehicles                      81,146      81,146
Accumulated depreciation    (396,234)   (327,378)
                          -----------  ----------
Total                     $  219,292   $ 288,148
                          -----------  ----------

During the quarter the Company reassessed the carrying value of the long-lived mineral properties, plant and equipment previously valued at the historical cost. See Note 11 for further discussion.

AZCO MINING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE 4. NOTES PAYABLE, WARRANTS AND OTHER FINANCING
---------------------------------------------------

In December 2002, the Company issued a $250,000 note to Cornell Capital Partners LP ("Cornell") in conjunction with the Equity Line of Credit. A 5% discount was deducted resulting in net proceeds to the Company of $237,500. The note was paid off before the due date of February 2003 by issuing 1,400,000 shares in the second quarter and an additional 222,586 shares during the third quarter.

In January 2003, the Company received an additional $226,983 from the sale of a $250,000 note to Cornell in conjunction with the Equity Line of Credit. Legal fees of $10,517 and a 5% discount of $12,500 were deducted from the proceeds. The note accrues interest at 24% per year and was due March 17, 2003. The Company repaid $176,855 of the note in the third quarter through the issue of 1,348,140 shares of its common stock and a balance of $73,145 is currently outstanding. The Company is currently negotiating financing arrangements with Cornell to address this outstanding balance.

In October 2002, Azco issued a $500,000 convertible debenture to Cornell. The entire amount of the note has been converted into Azco Common stock (1,920,373 shares in the second quarter and an additional 861,377 shares in the third quarter) based upon the contractual conversion price of the average of the three lowest closing prices of Azco's common stock for the five trading days immediately preceding conversion. The Company's results of operations for the nine months ended March 31, 2003 reflect expenses of $163,543 for the excess of market price over conversion price (beneficial conversion) and $5,871 for the recognition and subsequent mark to market adjustments for the conversion option as a derivative in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities".

In January 2002, Azco completed a financing lease transaction that yielded the Company net proceeds of $2,842,500. Under the terms of the transaction, the Company sold a 40 percent ownership in its mica processing facility located in Glendale, Arizona. Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the 40 percent ownership for 120 percent of the purchase price after the second year. The repurchase price of the property increases by 10 percent of the purchase price each year the option remains unexercised up to a maximum of 150 percent of the purchase price. Payments for the first 6 months under the lease agreement were $30,000, $37,500 for the second six months and $45,000 thereafter. The Company is currently in default under the terms of the financing lease transaction and is in discussions to resolve the issue. The Company continues to classify this liability as long term as should negotiations fail to mature the lessor's remedies pertain to a security interest in most of the Company's property, plant and equipment.

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

In December 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from Luis Barrenachea, a shareholder. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. In December 2002, the terms of the loan and the warrants were extended an additional year through December 2003. The Company's policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder. Accordingly, an additional $7,188 has been reflected as an increase to accumulated deficit and additional paid-in-capital in the March 31, 2003 Consolidated Statement of Stockholders' Equity.

In October 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenachea. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. In October 2002, the loan and the warrants were extended an additional year through October 2003. The Company's policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder. Accordingly, an additional $11,617 has been reflected as an increase to accumulated deficit and additional paid-in-capital in the March 31, 2003 Consolidated Statement of Stockholders' Equity.

In September 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from Mr. Barrenachea. In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company's common stock at $.40 per share. In September 2002 the terms of the loan and the warrants were extended an additional year through September 2003. The Company's policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder. Accordingly, an additional $16,198 has been reflected as an increase to accumulated deficit and additional paid-in-capital in the March 31, 2003 Consolidated Statement of Stockholders' Equity.

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

Notes  payable and other financing at March 31, 2003 consisted of the following:

------------------------------------------------------------------------------
                                             Principal   Unamortized Discount
------------------------------------------------------------------------------

24% note, due March 2003                     $   73,145  $                   -
12% note, due September 2003                    200,000                      -
12% note, due October 2003                      100,000                      -
12% note, due December 2003                     100,000                      -
12% note, due March 2004                        800,000  $             111,465
                                             ---------------------------------
Total                                        $1,273,145  $             111,465
                                             ---------------------------------

Financing lease liability, due January 2011  $2,107,116  $           2,392,884
------------------------------------------------------------------------------

NOTE  5.  SETTLEMENT  OBLIGATION
--------------------------------

In July 2002, Azco entered into a settlement agreement regarding fees payable under severance agreements with two of its former officers and directors, Alan
P. Lindsay and Anthony R. Harvey. Azco agreed to pay each former director the sum of $350,000. The amount is to be paid in an initial payment of $20,000 each, due upon the signing of the agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date this agreement is signed. In addition, Azco paid $24,898 representing one half of the legal fees incurred by the former directors. Under the terms of the agreement, Azco also provided Harvey and Lindsay each with 150,000 shares of common stock, which shares shall be unrestricted as allowed pursuant to Rule S-8 of the Rules of the Securities and Exchange Commission. As of March 31, 2003, $540,000 remained outstanding under the agreement. No monthly payments have been made since December 2002. Accordingly, the Company is currently in default

AZCO  MINING  INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

under the terms of the settlement agreement and is in negotiations for the resolution of this matter.

NOTE  6.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

On January 22, 1999, the trustee (Petitioner) in bankruptcy proceedings against Eagle River served a petition, in the Quebec Superior Court, District of Hull, upon the Company in order to recover assets from the Company. The Petitioner alleges that, through the Company's involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $4,300,000. No accrual has been made for this claim because management does not believe it is probable that the case will be determined against the Company.

On June 25, 2002 Azco received a demand for arbitration filed by iCapital Corporation seeking $144,000 in relief due to failure to pay under a June 26, 2001 Financial Consulting Agreement. It is the position of Azco and its counsel that the contract is void and it is unlikely that iCapital will prevail on their claim.

NOTE  7.  CAPITAL  STOCK  AND  OUTSTANDING  OPTIONS
---------------------------------------------------

In November 2002, the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission in regard to the Equity Line of Credit, became effective. Under the agreement, the Company became eligible to, at its discretion, periodically issue and sell shares of common stock to Cornell for up to a total purchase price of $5 million through November 12, 2004. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay 92.5% of the lowest closing bid price of our common stock on the American Stock Exchange for the five trading days immediately following the notice date. The amount of each advance is subject to a maximum of $500,000 per advance, with a minimum of five trading days between advances. In addition, Cornell will retain 5% of each advance under the Equity Line of Credit. Cornell and Westrock Advisors, Inc. received 237,624 and 9,901 shares of common stock, respectively, as a one-time commitment fee, which was equal to $250,000 based on a closing bid of $1.01 on June 19, 2002. The Company has issued the maximum 6,000,000 shares allowed under the terms of the registration statement filed with the SEC in conjunction with the Cornell financing.

On December 18, 2002, the Company issued 10,000 shares for legal services rendered in conjunction with an August 2002 filing on Form S-8 in connection with the settlement agreement discussed in Note 5. The value of the shares issued was $10,200 recorded as general and administrative expense in fiscal 2002.

AZCO  MINING  INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

In July 2002, the Company issued 430,000 shares of the Company's common stock in conjunction with the consulting agreement with Pacifica Financial Group.

Options to purchase 1,234,500 and 2,305,500 shares of the Company's common stock were outstanding under the Company's Stock Option Plan at March 31, 2003 and 2002, respectively. The impact of these options has been excluded from the diluted earnings per share calculation, as their effect would be anti-dilutive. These options are exercisable between $0.44 and $1.20 per common share at varying dates through 2007.

The Company accounts for its stock option plans by measuring compensation cost using the intrinsic-value-based method presented by Accounting Principles (APB) Opinion No. 25, "Accounting Stock Issued to Employees," and related interpretations. No compensation cost is reflected in consolidated net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table presents the effect on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to compensation cost.

                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                MARCH 31,                          MARCH 31,
                                       2003                 2002              2003          2002
                               --------------------  -------------------  ------------  ------------
Net loss, as reported          $        (3,971,823)            (178,020)  $(6,266,759)   (1,428,423)

Add:
  Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards
  net of tax                                     -           (1,101,483)            -    (1,342,743)

Pro forma net loss             $        (3,971,823)          (1,279,503)  $(6,266,759)   (2,771,166)

Loss per common share
  Basic - as reported          $             (0.11)  $            (0.01)  $     (0.18)  $     (0.05)
  Basic - pro forma            $             (0.11)  $            (0.04)  $     (0.18)  $     (0.09)

Loss per common share
  Diluted - as reported        $             (0.11)  $            (0.01)  $     (0.18)  $     (0.05)
  Diluted - pro forma          $             (0.11)  $            (0.04)  $     (0.18)  $     (0.09)

AZCO  MINING  INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

NOTE  8.  GUARANTEES
--------------------

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

As of March 31, 2003, the Company does not have any identified guarantees which meet the requirements of FIN 45

NOTE  9.  ACCOUNTING  FOR  ASSET  RETIREMENT  OBLIGATIONS
---------------------------------------------------------

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

The asset retirement costs associated with the Mica project consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment. The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method. The change in accounting resulted in a decrease to long-lived assets of $161,746, a decrease to long-term liabilities of $147,844 and a cumulative effect charge to earnings during the period of $13,902.

As of December 31, 2002, the Company maintained the following restricted assets associated with reclamation costs for the Black Canyon Mica property pursuant to regulatory requirements:

AZCO  MINING  INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

     - $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and
     - $128,659 held on deposit as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management, which renewed October 9, 2002 for an additional year.

A roll forward of the Company's asset retirement obligation through March 31, 2003 is as follows:

Initial liability recognition, July 1, 2002  $45,309
Accretion                                      3,750
                                             _______
Balance, March 31, 2003                      $49,059
                                             _______

Had SFAS No. 143 been adopted on July 1, 2002 cost of products sold would have increased (due to accretion) by $1,250 and $3,750 for the three and nine months ended March 31, 2003, respectively.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 replaces Emerging Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits

AZCO  MINING  INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". The primary difference from existing guidance is that SFAS No. 146 requires the recognition of exit costs at fair value when a liability is incurred, versus at the date of the exit plan approval. This Statement is effective for exit and disposal activities of the Company that are initiated after December 31, 2002. The Company has not historically had significant exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement was effective for fiscal years ending after December 15, 2002. The Company adopted this Statement in regards to disclosure provisions for the quarter ended March 31, 2003, and has provided the interim information in Note 7, Capital Stock and Outstanding Options.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Azco has considered the guidance in FIN 46 and has determined that it did not have a material effect on its financial position, results of operations cash flows or note disclosures thereto.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003. We are currently analyzing the impact of adoption of SFAS No. 149 on our financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" (SFAS No.
150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain

AZCO  MINING  INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

financial instruments with characteristics of both liabilities and equity. The Company is currently evaluating the impact of SFAS No. 150 on its balance sheet.

NOTE  11.  WRITE-DOWN  OF  LONG-LIVED  ASSETS
---------------------------------------------

In conjunction with the in-depth discussions surrounding a potential sale of all or some portion of the Company's mining assets, the Company determined that an impairment charge was necessary to more accurately reflect the carrying value of their long-lived assets. The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company's mining assets received during the third quarter and, accordingly, represents management's best estimate of the fair value of these assets. An impairment charge of $3,291,773 has reduced the carrying cost of mineral properties, plant and equipment.

NOTE  12.  SECURITY  PURCHASE  AGREEMENT
----------------------------------------

Under the terms of a Stock Purchase Agreement ("the Agreement") dated April 10, 2003, the Company sold all of the issued and outstanding shares of stock of Cobre del Mayo S.A. de D.V., a Mexican corporation ("Cobre del Mayo") to
Frontera Cobre del Mayo, Inc. a Delaware corporation ("Frontera"). Azco received $200,000 upon closing and is to receive $50,000 three months after closing.

In addition, Azco will receive an initial deferred payment of $250,000, upon the date of construction commencement of the Piedras Verdes copper project ("the Project"), if the COMEX price of copper is less than $1.00 per pound or $500,000 if the COMEX price is above $1.00 per pound. Upon the date of commercial production, Azco will receive an additional payment of $500,000, if the COMEX price is less than $1.00 per pound or $1,000,000 if the COMEX price is above $1.00 per pound.

Frontera also agreed to pay Azco a royalty of $0.02 per pound of copper produced and sold from the Project during which calendar quarter the average COMEX price is at or above $1.20 per pound up until such time as the initial deferred payment, the subsequent deferred payment and the royalty equals in aggregate $4,750,000.

Under the terms currently being negotiated with two of the Company's former directors it is possible that the Company could assign all or part of the payments and royalties it is due under the Agreement to the former directors.

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

The Company is aware that it currently is not in compliance with certain listing requirements established by the American Stock Exchange ("AMEX"). Under the current circumstances we believe that it is possible the Company could be better served by trading its common stock over the counter on the bulletin board established by the National Association of Securities Dealers ("NASD"). We have initiated discussions with the NASD and the AMEX as to the possibility of de-listing from the AMEX and listing our securities on the OTC:BB.

RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The Company's sales for the three months ended March 31, 2003 were $23,974 compared to $31,280 for the three months ended March 31, 2002. Sales in the current period consisted of approximately $17,000 of plastic pellets and $6,000 of cosmetic grade mica while all sales for the three month period ended March 31, 2002 were of cosmetic grade mica.

The net loss for the three months ended March 31, 2003 was $3,971,823 ($0.11) per share) compared to a net loss of $ 178,020 ($0.01 per share) for the three months ended March 31, 2002. The increased net loss reflects a $3,291,773 write-down of long-lived assets (See Note 11 to Interim Consolidated Financial Statements) and lower production costs due to curtailed activity in the current period off set by a $998,053 income tax benefit realized in the third fiscal quarter of 2002 as a result of the Job Creation and Worker Assistance Act of 2002.

Production expense was $108,021 for the three months ended March 31, 2003 compared to $452,726 for the three months ended March 31, 2002. The decrease in production expense reflects the curtailment of production activity in the second quarter.

General and administrative expense was $257,684 for the three months ended March 31, 2003 compared to $350,787 for the three months ended March 31, 2002. The decrease in general and administrative expense reflects cost cutting efforts due to financial conditions.

Exploration expenses were $4,500 for the three months ended March 31, 2003 compared to $89,839 for the three months ended March 31, 2002. The decrease in exploration expense is due to the fact that the Company did not fund its share of the costs associated with the Piedras Verdes project. Our interest in this project has subsequently been sold. See Financial Condition for further information.

The gain on sale of assets was $65,000 for the three months ended March 31, 2003 is the result of the sale of a piece of heavy machinery for operating cash purposes.

Miscellaneous expense was $73,563 for the three months ended March 31, 2003 compared to $0 for the three months ended March 31, 2002. The increase in miscellaneous expense reflects the mark to market adjustments for the conversion option associated with the $500,000 convertible debenture sold to Cornell.

NINE  MONTHS  ENDED  MARCH  31,  2003  COMPARED  TO  NINE  MONTHS  ENDED
MARCH  31,  2002

The Company's sales for the nine months ended March 31, 2003 were $54,799 compared to $56,080 for the nine months ended March 31, 2002. Sales in the current period consisted of approximately $17,000 of plastic pellets, $31,000 of feldspathic sand and $6,000 of cosmetic grade mica while all sales for the nine month period ended March 31, 2002 were of cosmetic grade mica.

The net loss for the nine months ended March 31, 2003 was $6,280,661 ($0.18 per share) compared to a net loss of $ 1,428,423 ($0.05 per share) for the nine months ended March 31, 2002. The increased net loss reflects a $3,291,773 write-down of long-lived assets (See Note 11 to Interim Consolidated Financial Statements) and lower production costs due to curtailed activity in the current period off set by a $998,053 income tax benefit realized in the third fiscal quarter of 2002 as a result of the Job Creation and Worker Assistance Act of 2002.

General and administrative expense was $689,496 for the nine months ended March 31, 2003 compared to $796,868 for the nine months ended March 31, 2002. The decrease in general and administrative expense reflects cost cutting efforts due to financial conditions.

Exploration expense was $33,559 for the nine months ended March 31, 2003 compared to $173,425 for the nine months ended March 31, 2002. The decrease in exploration expense is due to the fact that the Company did not fund its share of the costs associated with the Piedras Verdes project. Our interest in this project has subsequently been sold. See Financial Condition for further information.

The gain on sale of assets was $65,000 for the nine months ended March 31, 2003 is the result of the sale of a piece of heavy machinery for operating cash purposes.

Financial consulting fees were $432,349 for the nine months ended March 31, 2003 compared to $0 for the nine months ended March 31, 2002, these costs reflect $363,000 for the value of shares provided to a financial consultant of the Company as well as efforts to find suitable financing arrangements for the Company.

Interest expense was $733,798 for the nine months ended March 31, 2003 compared to $496,047 for the nine months ended March 31, 2002. The increase is due to the amortization of the discount associated with the notes payable and financing lease agreement.

Miscellaneous expense was $157,672 for the nine months ended March 31, 2003 compared to $0 for the nine months ended March 31, 2002. The increase in miscellaneous expense reflects the mark to market adjustments for the conversion option associated with the $500,000 convertible debenture sold to Cornell.

FINANCIAL  CONDITION
--------------------

As of March 31, 2003, we had unrestricted cash of $9,544.

Net cash used in operating activities was $1,688,018 for the first nine months of fiscal 2003 as compared to $2,705,260 in the same period of the prior year. The decrease was primarily due to a $998,053 income tax benefit realized in the third fiscal quarter of 2002.

Net cash flows provided by financing activities were $747,915 for the first nine months of fiscal 2003 as compared to $3,734,346 in the same period of the prior year. The variance from the same period of the prior year is the result of the $3,000,000 financing lease agreement entered into during the previous period.

The Company has suffered recurring losses from operations and assuming it will continue to operate as a going concern it will require additional funds to continue operations. On November 4, 2002 the Company temporarily ceased production at its Black Canyon Mine crushing and concentrating facilities due to cash constraints. Production will start again once adequate financing has been raised. Management is actively seeking major financing; however, there is no assurance that these efforts will be successful or on terms acceptable to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include the adjustments that would be necessary, should the Company be unable to continue as a going concern.

In conjunction with the in-depth discussions surrounding a potential sale of all or some portion of the Company's mining assets, the Company determined that an impairment charge was necessary to more accurately reflect the carrying value of their long-lived assets. The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company's mining assets during the third quarter and, accordingly, represents management's best estimate of the fair value of these assets. An impairment charge of $3,291,773 has reduced the carrying cost of mineral properties, plant and equipment.

The Company is currently in default under the terms of the settlement agreement with two of its former officers as well as it financing lease agreement. It is in negotiations for the resolution of both of these issues. In addition, the Company is currently attempting to structure a convertible debenture transaction as well as a loan secured by the proceeds of current plastic production. The proceeds of these bridge-financing transactions are expected to enable the Company to fund its immediate cash needs and enable it to continue operating through the closing of a long term financing arrangement.

Long-term financing arrangements are currently being negotiated with two groups for the sale of some portion or the entire mica project. Azco expects to reach a definitive agreement in the next month.

Once acceptable funding has been obtained, the Company anticipates a minimum of $3 million in expenditures of during fiscal 2004 to support production and marketing of our products. These requirements include costs for general operating purposes including planned production, payments due on existing debt obligations (including interest costs) and costs associated with the generation of plastic pellets. In order to achieve a level of planned production necessary to achieve continued operations, the Company will likely require additional funding over and above the $3 million during fiscal 2004.

The Company also anticipates the expenditure of $3.5 million on additional capital improvements in fiscal 2004. These expenses will cover enhancements to the sand plant facilities including additional rare earth magnets and bagging equipment enabling it to sell a much larger portion of its sand production into the stucco and high-end sand markets.

In addition to the capital and operating expenditures anticipated in fiscal 2004 once long term financing has been procured, the Company anticipates expenditures of $2.0 in accrued obligations and debt retirement or restructuring costs.

The Company has several mica products inventoried and continues its development of mica filled plastic pellets in conjunction with three manufacturers of reinforced plastics. During the current quarter, the Company filled orders of 7,500 lbs. of its mica filled polyethylene masterbatch and has an additional 70,000 lbs. order for the fourth quarter of the current fiscal year. The Company anticipates that its current inventory of mica is sufficient to support its continued plastics product development until mica and sand production is resumed.

There is no assurance that the Company can secure financing by way of a joint venture or otherwise, and if at all, on terms acceptable to the Company. Should such financing not be arranged within the next few months, then it is likely that the Company will need to, once again, reassess the carrying value of its long-lived assets, as the likelihood of recovering their value would be diminished and a write-down of these assets may be appropriate. In an effort to more accurately reflect the carrying value of its long-lived assets the Company reduced the carrying value of its long-lived assets by $3,291,773 in the quarter ended March 31, 2003.


LEASE  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS
--------------------------------------------------

Azco leases some heavy equipment. Certain equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on our balance sheet. The Company was formerly committed to lease its former executive office in Vancouver BC through April 2004. In March 2003, the lease was terminated and the Company agreed to pay a total of $35,200 to landlord and sub-let tenant by September 1, 2003.

Currently, Azco has a total of $1,273,145 of short-term notes due and payable before March 15, 2004. In addition, the Company has entered into a sale-leaseback financing arrangement where it may re-purchase the equipment it sold under this transaction in January 2004 or thereafter, but is not contractually obligated to do so until 2011. The Company is currently in default under the terms of the financing lease transaction and is in discussions to resolve the issue. (See Note 5 for additional information)

In conjunction with the departure of two former executives in October 2000, Azco entered into a settlement agreement in June 2002 whereby Azco is required to make monthly payments of $10,000, to each director, through June 2004, with the remaining balance of $90,000 due in July 2004. The Company has paid $184,906 through March 31, 2003. Under the terms of the agreement, Azco was required to provide Messrs. Harvey and Lindsay each with 150,000 shares of unrestricted common stock in Azco Mining Inc. The shares were issued in July 2002. The Company is currently in default under the terms of the settlement agreement and is in negotiations for the resolution of this matter.

The following table is provided to detail our contractual obligations and lease commitments:

                                                       PAYMENTS DUE IN  PAYMENTS DUE IN  PAYMENTS DUE IN  PAYMENTS DUE
                                 PAYMENTS DUE THROUGH      1 YEAR          2-3 YEARS       4-5 YEARS          AFTER
                                     JUNE 30, 2003          2003           2004-2005       2006-2007           2007
                               ---------------------  ---------------  --------------  ------------  ----------------
Equipment leases               $              30,478           57,483          27,244             -                 -
Office lease                                       -           36,000               -             -                 -
Settlement payments                          540,000                -               -             -                 -
Notes payable                                 73,145        1,200,000               -             -                 -
Financing lease                              270,000          540,000       1,080,000     1,080,000         6,390,000
                               ---------------------  ---------------  --------------  ------------  ----------------

Total contractual obligations  $             913,623        1,833,483       1,107,244     1,080,000         6,390,000
                               =====================  ===============  ==============  ============  ================


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

The primary difference from existing guidance is that SFAS No. 146 requires the recognition of exit costs at fair value when a liability is incurred, versus at the date of the exit plan approval. This Statement is effective for exit and disposal activities of the Company that are initiated after December 31, 2002. The Company has not historically had significant exit or disposal activities.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance in determining (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Azco has considered the guidance in FIN 46 and has determined that it did not have a material effect on its financial position, results of operations cash flows or note disclosures thereto.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003. We are currently analyzing the impact of adoption of SFAS No. 149 on our financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" (SFAS No.
150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company is currently evaluating the impact of SFAS No. 150 on its balance sheet.


ITEM  3:     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

See June 30, 2002 Form 10-K.


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

PART  II.  OTHER  INFORMATION
-----------------------------

ITEM  1:     LEGAL  PROCEEDINGS
             ------------------

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

In conjunction with the departure of two former executives in October 2000, Azco entered into a settlement agreement in June 2002 whereby Azco is required to make monthly payments of $10,000, to each director, through June 2004, with the remaining balance of $90,000 due in July 2004. The Company has paid $184,906 through March 31, 2003. Under the terms of the agreement, Azco was required to provide Messrs. Harvey and Lindsay each with 150,000 shares of unrestricted common stock in Azco Mining Inc. The shares were issued in July 2002. The Company is currently in default under the terms of the settlement agreement and is in negotiations for the resolution of this matter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AZCO  MINING  INC.
                                          ----------------------------------
                                                    (Registrant)

Date:  June 9, 2003                       BY:    /s/  Lawrence  G.  Olson
     --------------                              ------------------------
                                                 Lawrence G. Olson
                                                 CEO, President and Chairman


Date:  June 9, 2003                       BY:    /s/  Ryan  A.  Modesto
     --------------                              ----------------------
                                                 Ryan A. Modesto
                                                 Vice President Finance,
                                                 Corporate Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Azco Mining Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; as amended; and

2. The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      /s/ Lawrence G. Olson
                                      ------------------------------------------
                                      Lawrence G. Olson, Chief Executive Officer

                                      /s/ Ryan Modesto
                                      ------------------------------------------
                                      Ryan Modesto, Vice President Finance

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

June 9, 2003

/s/  Lawrence  G.  Olson
------------------------
_________________________
Chief  Executive  Officer

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

June 9, 2003

/s/  Ryan  Modesto
------------------
________________________
Vice  President  Finance