Form 10-K
period 2003-06-30
AZCO MINING INC
filed 2004-09-02
CIK 851726

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

Commission file number: 0-20430

AZCO MINING INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7239 N El Mirage Road, Glendale, AZ  85307

______________________________________________________

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (623) 935-0774

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which Registered
Common Stock, $.002 par value	The Toronto Stock Exchange
Common Stock, $.002 par value	OTCBB

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [     ]          No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate Market Value of Stock held by Non-Affiliates as of July 23, 2004: $4,832,928

The number of shares of the Company’s Common Stock outstanding as of July 23, 2004 is 40,342,122.

Documents incorporated by reference: See Item 15.

PART I

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “plan,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site, if and when production is resumed (g) the lack of commercial acceptance of our mica product or by-products, (h) changes in environmental laws, (i) problems regarding availability of materials and equipment, if and when production is resumed (j) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production is resumed  (k) our lack of necessary financial resources to complete development of the mica product and by-products, successfully market our mica product and fund our other capital commitments and (l) our ability to seek out and acquire high quality gold, silver and/or copper properties.  These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 1.  BUSINESS

Azco Mining Inc. (“Azco” or “the Company”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production.  Azco is currently focused on financing efforts to: (1) fund the re-opening and enhancement of its Black Canyon mica project located in Arizona and (2) acquire high quality gold, silver and/or copper properties.  Information about Azco, including a posting of the most recent financial reports, can be viewed on the Company’s web site, www.azco.com.

In November 2002, the Company suspended crushing and concentrating activities at its Black Canyon mine due to economic constraints.  Limited production, marketing and sales have continued at its Glendale mica processing facility using inventoried mica, while the Company seeks sources of financing for the project.

In April 2003, the Company sold its 30% share of Cobre del Mayo S.A. de D.V. (“Cobre del Mayo”), the Mexican corporation that holds the Piedras Verdes copper project, to Frontera Cobre del Mayo S.A. de D.V. (“Frontera”), for consideration of $250,000.  In addition, the Company was to receive an initial deferred payment of $250,000, upon the date of construction commencement of the Piedras Verdes copper project, if the COMEX price of copper is less than $1.00 per pound or $500,000 if the COMEX price is greater than $1.00 per pound.  Upon the date of commercial production, the Company was to receive an additional payment of $500,000, if the COMEX price is less than $1.00 per pound or $1,000,000 if the COMEX price is greater than $1.00 per pound.  Frontera also agreed to pay Azco a royalty of $0.02 per pound of copper produced and sold from Piedras Verdes during any calendar quarter the average COMEX price is equal to or greater than $1.20 per pound, until such time as the initial deferred payment, the subsequent deferred payment and the royalty aggregate in total $4,750,000.  In June 2003, the Company subsequently assigned all payment and royalties, defined under the terms of the sale of its interest in Cobre del Mayo, to Mr. Alan Lindsay (“Mr.Lindsay”) and Mr. Anthony Harvey (“Mr. Harvey”), former officers and directors of the Company, under the terms of a settlement agreement.

Prior to the sale of its copper assets, Azco was dedicated to the exploration and development of copper projects utilizing the solvent extraction-electrowinning (“SX-EW”) process.  Azco’s principal mineral property was the Sanchez copper project located northeast of Safford, Arizona.  Azco also owned interests in two other copper properties, the Piedras Verdes and Suaqui Verde properties located in Sonora State, Mexico.  In 1995, with the approval of shareholders, Azco sold the Sanchez copper property and 70% of the Piedras Verdes property to Phelps Dodge Corporation for gross consideration of $40 million.

In March 1999, Azco completed the acquisition of Arizona Mica Properties, Inc. (“Arizona Mica”), an Arizona corporation, which owned the rights to develop 43 unpatented lode-mining claims located in Yavapai County, Arizona.  Azco obtains its mica from these mining claims.  The Arizona Mica acquisition was accomplished through the merger of Arizona Mica with and into Azco’s wholly owned subsidiary, Sanchez Mining Inc., a Delaware corporation, with Sanchez being the surviving corporation.  Sanchez subsequently changed its name to Azco Mica, Inc.  In connection with the merger, Azco issued an aggregate of 4,500,000 shares of its common stock in equal amounts to each of the three shareholders of Arizona Mica: Lawrence G. Olson, John O. Rud and Floyd R. Bleak.

A predecessor of Azco was incorporated in July 1988 under the laws of Colorado to acquire the mining rights to the Sanchez Project, as well as certain other mineral properties.  In August 1991 the predecessor was merged into Azco, a newly incorporated Delaware corporation.  In October 1991, Azco acquired all of the shares of Filton Enterprises Limited, a Gibraltar corporation, in return for the issuance of 3,650,000 Azco common shares.  At that time, Filton owned rights in two copper properties both located in Sonora State, Mexico, the Piedras Verdes and Suaque Verde properties.  Filton was dissolved in 1994 and its assets were distributed to Azco.

In July 1992, Azco merged with Azco Mining Inc., a Wyoming corporation (“Azco Wyoming”), with Azco being the survivor of the merger.  At the time of the completion of the merger, Azco Wyoming had 3,946,550 shares issued and outstanding and Azco had 12,633,822 common shares issued and outstanding.  In connection with the merger, one common share of Azco was issued in exchange for each Azco Wyoming share.  Azco Wyoming was formerly a British Columbia corporation incorporated in August 1981 under the laws of the Province of British Columbia under the name 241145 B.C. Ltd.  241145 B.C. Ltd. changed its name to Canarex Resources Inc. in June 1983, then to International Baron Resources Ltd. in January 1988, and finally to Azco Mining Inc. in February 1992.  Azco Wyoming was continued under the laws of Wyoming in May 1992 prior to merging with Azco.

Recent Developments

Since June 30, 2003 and through the date of this filing, Azco has remained minimally active while it continues to seek sources of new financing.  The Black Canyon mica mine has not operated since operations were suspended in November 2002.  The Glendale processing facility has continued to operate on an intermittent basis in fiscals 2003 and 2004, as required to fill purchase orders, using mica from inventory.  The Company has continued, on a limited basis, to sell mica to key customers in the plastics and cosmetic industries, and during the first half of fiscal 2004 sold approximately $160,000 of cosmetic grade mica and mica-filled plastic pellets. In addition, the Company has financed its activities by selling $348,000 of common stock through the first ten months of fiscal 2004.

In fiscal 2003, Azco raised approximately $1,000,000 through the sale of securities to Cornell Capital Partners (“Cornell”) under an equity line of credit agreement and a securities purchase agreement.  The Company entered into these two agreements with Cornell, respectively, in June 2002 and September 2002.  The Company issued the maximum of 6,000,000 shares allowed under the terms of the agreements.

In April 2003, the Company sold its 30% share of Cobre del Mayo S.A. de D.V. (“Cobre del Mayo”), the Mexican corporation that holds the Piedras Verdes copper project, to Frontera Cobre del Mayo S.A. de D.V. (“Frontera”), for consideration of $250,000.  In addition, the Company was to receive an initial deferred payment of $250,000, upon the date of construction commencement of the Piedras Verdes copper project, if the COMEX price of copper is less than $1.00 per pound or $500,000 if the COMEX price is greater than $1.00 per pound.  Upon the date of commercial production, the Company was to receive an additional payment of $500,000, if the COMEX price is less than $1.00 per pound or $1,000,000 if the COMEX price is greater than $1.00 per pound.  Frontera also agreed to pay Azco a royalty of $0.02 per pound of copper produced and sold from Piedras Verdes during any calendar quarter the average COMEX price is equal to or greater than $1.20 per pound, until such time as the initial deferred payment, the subsequent deferred payment and the royalty aggregate in total $4,750,000.

In June 2003, the Company subsequently assigned all payment and royalties, defined under the terms of the sale of its interest in Cobre del Mayo, to Mr. Lindsay and Mr. Harvey, former officers and directors of the Company, under the terms of a settlement agreement.

In July 2002, in conjunction with the October 2000 departure of two former executives, Mr. Lindsay and Mr. Harvey, Azco entered into a settlement agreement with these two former directors whereby Azco was required to make monthly payments of $10,000 to each director through June 2004, with a remaining balance of $90,000 due in July 2004.  The Company paid $184,906 through March 31, 2003.  Under the terms of the settlement agreement, Azco agreed also to provide Lindsay and Harvey with 150,000 shares each of unrestricted common stock in Azco Mining Inc.  The shares were issued in July 2002.

In April 2003, due to the Company’s default status under the settlement agreement, Lindsay and Harvey filed for and were granted a writ of garnishment against the Company, whereby the court seized $85,908 of the Company’s funds.  In June 2003, the Company entered into a second settlement agreement with the former directors, which released the Company from the first settlement agreement in return for cash payments totaling $102,257, the issuance of 600,000 shares of the Company’s common stock to each of the former executives and the assignment of all of the Company’s future rights under the terms of the sale of its interest in Cobre del Mayo.

Exploration And Development

In April 2003, the Company sold its 30% share of Cobre del Mayo S.A. de D.V. (“Cobre del Mayo”), the Mexican corporation that holds the Piedras Verdes copper project, to Frontera Cobre del Mayo S.A. de D.V. (“Frontera”), for consideration of $250,000.  In addition, the Company was to receive an initial deferred payment of $250,000, upon the date of construction commencement of the Piedras Verdes copper project, if the COMEX price of copper is less than $1.00 per pound or $500,000 if the COMEX price is greater than $1.00 per pound.  Upon the date of commercial production, the Company was to receive an additional payment of $500,000, if the COMEX price is less than $1.00 per pound or $1,000,000 if the COMEX price is greater than $1.00 per pound.  Frontera also agreed to pay Azco a royalty of $0.02 per pound of copper produced and sold from Piedras Verdes during any calendar quarter the average COMEX price is equal to or greater than $1.20 per pound, until such time as the initial deferred payment, the subsequent deferred payment and the royalty aggregate in total $4,750,000.  In June 2003, the Company subsequently assigned all payment and royalties, defined under the terms of the sale of its interest in Cobre del Mayo, to Mr. Lindsay and Mr. Harvey, former officers and directors of the Company, under the terms of a settlement agreement.

Azco incurred no exploration expenses during fiscal 2003 in connection with Cobre del Mayo. Prior to the sale of its interest in Cobre del Mayo, the Company elected to dilute its interest in the project, as was permitted by the terms of the Cobre del Mayo shareholders’ agreement.

In September 2001, Randgold Resources terminated the exploration agreement with Azco relating to the West Africa Gold Joint Venture – Mali.  Under the agreement, Randgold had the right to earn 75% of Azco’s interest in the mineral concessions by spending a minimum of $2 million to establish a deposit containing at least one million ounces of gold.  After Randgold withdrew from the joint venture, Azco did not renew the mineral concessions with the Malian government. During fiscal 2002 and 2003, Azco incurred no exploration expense on the Mali project.

In 2003 Azco relinquished the Silverado and the Alamos claims in Sonora, Mexico.  Exploration expenses of $5,862 were incurred in fiscal 2003 with respect to the Silverado and Alamos claims.

The Company incurred exploration expense of  $22,817 during fiscal 2003 in connection with its lease of the mineral property owned by New Planet Copper Mining Company in La Paz County, Arizona.  In August 2003, the Company sold its interest in this property subject to an option to reacquire a 25% interest at the time of any future commercial development.

Products

Azco produced and sold mica-f i lled plastic pellets to the manufacturers of reinforced plastics in fiscal 2003.  Currently the Company is unable to produce plastic pellets due to a lack of working capital but has continued to sell, to a key customer, the mica needed to produce the pellets.  Azco also has continued to sell cosmetic grade mica on a limited basis.  The Company believes it has sufficient inventoried mica to meet the needs of its key mica customers for several months, while it seeks financing to resume production.

In the first half of fiscal 2003, Azco sold feldspathic sand, a by-product of mica production, as golf course bunker sand and as stucco sand.  Sand sales ceased due to the suspension of crushing and concentrating operations at the Black Canyon mine in November 2002.

Marketing

Marketing efforts have been placed on hold pending the resumption of production.  The Company maintains contact with current and past customers.

Customers

Azco sells its cosmetic grade mica to Presperse, Inc. and to KOBO, who distribute the product to cosmetic manufacturers.  In fiscal 2003 sales of cosmetic grade mica totaled $7,658.  The Company sells its mica-filled plastic pellets and mica powder to a major plastic consumer in Canada.  Sales of plastic pellets totaled $16,750 in fiscal 2003.  In fiscal 2003 Azco sold its feldspathic sand products to Pioneer Sand (golf course bunker sand) and Western Stucco Products (stucco sand).  Sand sales totaled $31,060 in fiscal 2003.

Competition

Many companies are engaged in the exploration and development of mineral properties.  Azco is at a disadvantage with respect to those competitors whose technical and financial resources exceed Azco’s.

Azco’s main competitors include Olglebay Norton Specialty Minerals, Engelhard Corp. and Georgia Industrial Minerals, who are important producers of wet ground mica; and Oglebay Norton and J. R. Simplot, who are the main suppliers of manufactured sand to the Phoenix, Arizona area.

Research And Development

Azco has retained Transmit Technology Group, LLC, of Arlington, Texas, in the past, to provide research and development support for its mica-filled plastic products.  Azco’s mica has been evaluated and tested by several potential customers in the cosmetics and plastics industries.  The Company intends, if and when financing for the mica project can be arranged, to continue its research and development efforts.  Currently the Company is conducting no research and development.

Employees And Consultants

As of June 30, 2003, we had three full-time employees, one part-time employee and one full-time consultant.  None of our employees are covered by labor union contracts or collective bargaining agreements.

ITEM 2.  PROPERTIES

Black Canyon Mica Project

Background

In 1999 Azco acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation.  The project included 43 unpatented mining claims at Black Canyon, 50 miles north of Phoenix, Arizona, and a pilot plant situated in Glendale, Arizona.  As part of its due diligence process, the Company carried out a marketing study, performed metallurgical testing and confirmatory diamond drilling, and conducted an environmental audit and title work.

Azco also conducted a geologic mapping program that recorded the many pegmatite dikes that host the ore bodies.  This work identified mica deposits lying outside the area of the original 43 mining claims, and additional claims were acquired.  Azco currently controls 67 unpatented mining claims and 9 millsite claims covering approximately 1,385 acres.

During 1999-2001, Azco began construction of the Glendale processing plant, obtained operating permits from the Bureau of Land Management and the State of Arizona and carried out an initial mining campaign.

In 2002, the Company commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and sales.  Operations at the mine site were suspended in November 2002.

The ultimate design capacity of the operation was set by reference to market share goals.  Capacity was set as 10,000 tons (20 million pounds) per year of finished mica product, which is calculated also to yield 180,000 tons per year of by-product feldspathic sand.  The installed capacities at the mine site and at the Glendale processing plant are capable of operating but at a throughput rate less than full planned capacity.  In order to achieve full design capacity, the installation of additional processing equipment is required, and will depend on the Company’s receipt of adequate financing.

Azco is seeking new funding to upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital.

Mineral Reserve s

In 1998 and 1999, Azco drilled 41 core holes at two central locations.  The holes ranged from 200 feet to 600 feet in length.  An independent geological engineering firm calculated the ore reserve s and designed the mining plan.  The 20-year open pit ore reserve s total 4.7 million tons averaging 7.43% mica, with an average waste-to-ore striping ratio of 10.6:1.   Drilling covered only a small portion of the zones of outcropping mica-bearing rocks.

Mining and Processing Facilities

The Black Canyon project consists of two integrated operating facilities.  The mine site near Black Canyon contains the ore reserve s where the Company plans to conduct open pit mining operations.  The crusher, the concentrator and the feldspathic sand plant are located at the mine site.  The second operating facility, the Glendale processing plant, is located on the west side of Phoenix, Arizona, 47 miles to the south of the mine site.  The Glendale processing plant is designed to further process the mica concentrate by wet grinding, dewatering, drying, and air classification and final bagging.

Mica

Azco’s mineral reserves contain high quality muscovite or “white mica”.  Mica is a mineral characterized by crystals that can be easily split into thin elastic sheets and is valued for its unique combination of chemical, physical, electrical, thermal and mechanical properties.  Muscovite exhibits perfect cleavage, flexibility and elasticity, infusibility, low thermal and electrical conductivity, high dielectric strength, light weight, good insulating characteristics, and is stable when exposed to moisture, light and high temperatures.  Because of these properties, muscovite has found widespread application in plastics, automotive coatings, cosmetics, paints, catalysis and composite formulations.

Azco plans, once adequate financing is obtained, to produce 10,000 tons (20 million pounds) annually of premium wet-ground mica and intends to penetrate existing markets and to establish its own markets in plastics, cosmetics and ultra-micronized applications.

In fiscal 2003 Azco sold a portion of the mica it produced and retained a portion in inventory.  The Company sold mica products to customers in the plastics and cosmetics industries and for other specialized applications.    S ales to key customers are continuing on a limited basis.  In addition, other potential consumers have conducted trial tests of the Company’s mica products.

Feldspathic Sand

Azco’s feldspathic sand is produced as a by-product of mica concentration and is screened and sized for sale into the Phoenix construction and recreational markets.  Products include golf course bunker sand and sand used in stucco, mortar and other specialized construction applications.  The Company plans, once suitable financing is obtained, to produce 180,000 tons of feldspathic sand products annually.

Currently sand producers in California and Nevada supply the Phoenix manufactured sand market. Because the material has to be trucked long distances in order to reach Phoenix, trucking costs are significant and constitute a substantial proportion of the final selling price.  The location of Azco’s Black Canyon mine only 50 miles from Phoenix provides the Company with a transportation cost advantage over its competition.

In fiscal 2003 Azco sold all of the high quality feldspathic sand it produced to customers in the Phoenix area.

Impairment Charge and Carrying Value of Assets

In conjunction with discussions surrounding a potential sale of all or some portion of the Company’s mining assets, management determined that an impairment charge was necessary to more accurately reflect the carrying value of its long-lived assets.  The amount of the impairment charge was based on a formal indication of willingness to acquire the Company’s mining assets received during the third quarter and, accordingly, represents management’s best estimate of the fair value of these assets.  An impairment charge of $3,291,773 has reduced the carrying cost of mineral properties, plant and equipment.

On June 30, 2003, Azco carried its long-lived assets related to the Black Canyon project at the following values:

Acquisition of mineral properties	$ 1,528,724
Mining and processing plant and equipment	4,818,438
Development costs	647,444
Accumulated amortization	(110,204)
Total	$ 6,884,402

Piedras Verdes Copper Project

Azco owned 30% of the Piedras Verdes copper project after selling 70% of the project to the Phelps Dodge Corporation in December 1995.  In March 2002, Frontera, a Delaware corporation, purchased Phelps Dodge’s 70% interest in the project.

In April 2003, the Company sold its remaining 30% interest in Piedres Verdes to Frontera for consideration of $250,000.  In addition, Azco was to receive two future contingent payments, to be paid at the times the Piedras Verdes project commences construction and attains commercial production, the amounts of the payments depending on the price of copper at those times.

Frontera also agreed to pay Azco a royalty of  $0.02 per pound of copper produced and sold from the project in any calendar quarter during which the average COMEX price of copper is equal to or greater than $1.20 per pound, until such time as the aggregate of the contingent payments and the royalty totals $4,750,000.

In June 2003, the Company assigned all deferred payments and royalties, defined under the terms of the sale agreement, to Lindsay and Harvey, former officers and directors of the Company, under the terms of a settlement agreement.

New Planet Property

In September 2000, Azco entered into a lease and purchase option agreement with the New Planet Copper Mining Company on 31 patented mining claims located in La Paz County, Arizona, to assess the property for its iron oxide potential.  In August 2003, for the sum of $5,000 the Company assigned its interest in the New Planet project to Metallica Ventures LLC (“Metallica”), a corporation controlled by Mr. W. Pierce Carson, Azco’s current President and Chief Executive Officer.

The Company retained an option to purchase 25% of the project.  The option is exercisable for a period of 90 days after Metallica has made the decision to proceed to commercial production.  To exercise the option, Azco is required to pay Metallica an amount equal to 25% of the expenditure on the property from the date of the assignment through the date of the exercise of the option.

Mali Gold Concession

In September 2001 Randgold Resources terminated the exploration agreement with Azco relating to the WAG Joint Venture – Mali.  Azco did not renew the mineral concessions with the Malian government.

Silverado And Alamos Claims

In 2003 Azco relinquished the Silverado and the Alamos claims in Sonora, Mexico. Exploration expenses of $5,862 were incurred with respect to these claims in fiscal 2003.

ITEM 3.  LEGAL PROCEEDINGS

In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors, Lindsay and Harvey.  Azco agreed to pay each former director the sum of $350,000.  The sum was to be paid in an initial amount of $20,000 each, due upon the signing of the agreement, and in monthly amounts of $10,000 thereafter, with the entire balance due within 24 months of the date of the agreement.  In addition, Azco agreed to pay $24,898 representing one half of the legal fees incurred by the former directors.  The Company paid $184,906 through March 31, 2003.  Azco also issued Lindsay and Harvey each 150,000 shares of unrestricted common stock under the terms of the settlement agreement ..

In April 2003, due to the Company’s default status under the settlement agreement, Lindsay and Harvey filed for and were granted a writ of garnishment against the Company, whereby the court seized $85,908 of the Company’s funds.  In June 2003, the Company entered into a second settlement agreement with the former directors whereby the Company was fully released under the terms of the first settlement agreement in return for cash payments totaling $102,257, the issuance of 600,000 shares of the Company’s common stock to each of the former executives and the assignment of all of the Company’s future rights under the sale of its interest in Cobre del Mayo.  The cash payments consisted of $95,000 to the former executives plus $7,257 for the reimbursement of legal and court costs.  In August 2003, the stock was issued under the terms of the second settlement agreement.  A restrictive legend was attached to the stock and its sale is reliant upon an exemption from Rule 144 of the Securities Act of 1934 (“Securities Act”).

The Company’s rights under the agreement with Frontera that were assigned to the former executives include contingent future payments and production royalties totaling in aggregate $4,750,000.

In June 2002 Azco received a demand for arbitration filed by iCapital Corporation (“iCapital”) seeking $144,000 in relief due to failure to pay under a June 2001 financial consulting agreement.  On September 18, 2003 the American Arbitration Association awarded iCapital $144,000 plus $5,000 in attorney’s fees as full settlement of the claim.  Under the terms of the award the Company had 30 days to remit the amount of the award, after which interest accrues at 5% per annum.  Azco failed to pay the amount awarded and has recorded a liability of $149,000 in fiscal 2003.  The Company has been in communication with iCapital and plans to settle once it has obtained adequate financing.

 In January 1999 the trustee in bankruptcy proceedings against Eagle River International Limited, Azco’s former partner in the WAG - Mali joint venture, served a petition upon Azco in the Quebec Superior Court, District of Hull, in order to recuperate from the Company certain subsidiary stock and other assets alleged to have a value of up to $4,300,000.  Azco considers the trustee’s claims to be without merit and has engaged counsel who is vigorously disputing the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During fiscal 2003 the Company’s common stock was traded on the American Stock Exchange (“AMEX”) in the United States and on the Toronto Stock Exchange (“TSX”) in Canada.  In June 2003 the Company voluntarily requested its common stock be delisted from the AMEX.  In July 2003 the Company’s shares began trading on the Over the Counter Bulletin Board (“OTCBB”).

The Company was delinquent in the filing of its financial statements for the year ended June 30, 2003 with the Security and Exchange Commission in the United States and with the Securities Commissions of Ontario and British Columbia.  Consequently cease trade orders were issued in November 2003 for trading of the Company’s common stock on the TSX and in January 2004 for trading on the OTCBB.  Subsequently the Company has traded over-the-counter on the “Pink Sheets”.  The Company plans to become compliant in the filing of its annual and quarterly financial statements and immediately thereupon to apply for resumption of trading on the OTCBB.

On May 5, 2004 the Company received notice that the TSX is reviewing the eligibility for continued listing on TSX of the common shares of the Company.  Currently the Company falls below several requirements for continued listing, primarily related to its financial condition and operating results.  The Company has been granted 120 days, until September 2, 2004, to comply with all requirements for continued listing or face suspension of trading.  The Company does not expect to be able to meet all requirements for continued listing within the time frame specified and therefore expects its common shares to be suspended from trading on the TSX.  Following suspension of trading, delisting from the TSX can be expected to occur automatically after twelve months unless the Company is reinstated during that period. The Company is exploring the option of trading of its common shares on the TSX Venture Exchange.

As of July 23, 2004, there were 40,342,122 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of Azco’s common stock on the American Stock Exchange and on the Toronto Stock Exchange for the periods indicated:

Quarter ended	American Stock Exchange (U.S. $)		Toronto Stock Exchange (Canadian $)
2001	HIGH	LOW	HIGH	LOW
09/30/01	$ 0.76	$ 0.43	$ 1.15	$ 0.55
12/31/01	0.69	0.49	1.08	0.73

2002	HIGH	LOW	HIGH	LOW
03/31/02	$ 1.20	$ 0.53	$ 1.96	$ 0.94
06/30/02	1.13	0.82	1.84	1.08
09/30/02	1.00	0.66	1.55	1.09
12/31/02	0.70	0.13	1.06	0.21

2003	HIGH	LOW	HIGH	LOW
03/31/03	$ 0.27	$ 0.10	$ 0.44	$ 0.16
06/30/03	0.17	0.10	0.23	0.08

Holders Of Common Equity

As of July 23, 2004, Azco had 921 recordholders of common stock.

Dividends

Azco’s Board of Directors has not declared a dividend on its common stock since Azco’s inception and has no plans to pay a cash dividend in the foreseeable future.

Recent Sales Of Securities

Through the first nine months of fiscal 2004, the Company sold $348,000 of common stock to accredited investors at prices ranging from $.10 to $.15 per share.

In June 2003, Azco was forced to enter into a second settlement agreement with Lindsay and Harvey (see below), due to the Company’s default under certain of its obligations under the initial settlement agreement. Under the second settlement agreement, among other terms, the Company agreed to issue 600,000 shares of the Company’s common stock to each of the former executives.  The stock was issued in August 2003.  A restrictive legend was attached to the stock and its sale is reliant upon an exemption from Rule 144 of the Securities Act.

In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management contracts with two of its former officers and directors, Lindsay and Harvey.  Under the terms of the settlement agreement, among other conditions, Azco agreed to issue Lindsay and Harvey each 150,000 shares of unrestricted common stock in Azco Mining Inc.  The shares were issued in July 2002.

In December 2002, the Company issued 10,000 shares of common stock for legal services rendered in connection with the Form S-8 registration statement discussed in the previous paragraph.

In July 2002, Azco issued 430,000 shares of common stock to Pacifica Financial Group as compensation for consulting services provided to Azco.

In June 2002 and September 2002, Azco entered into an equity line of credit agreement and a securities purchase agreement, respectively, with Cornell Capital Partners (“Cornell”).  In fiscal 2003 the Company raised a total of $1,000,000 by the sale of securities to Cornell through these agreements.  The Company issued the maximum of 6,000,000 shares allowed under the terms of the agreements.

In December 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from a sophisticated investor and shareholder, Luis Barrenchea.  In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco’s common stock at $.40 per share.  In December 2002 the loan was restructured and was payable in December 2003. It currently is in default.  The warrant vested in February 2002 and was exercisable through December 3, 2003.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

In October 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenchea.  In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco’s common stock at $.40 per share.  In October 2002 the loan was restructured and was payable in October 2003. It currently is in default.  The warrant vested in December 2001 and was exercisable through October 19, 2003.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

In September 2001, Azco received a one-year $200,000 loan, currently bearing interest at 12% per annum, from Mr. Barrenchea.  In connection with this loan, Azco issued a warrant to purchase 250,000 shares of Azco’s common stock at $.40 per share.  In September 2002 the loan was restructured and was payable in September 2003. It currently is in default.  The warrant vested in November 2001 and was exercisable through September 4, 2003.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

In March 2001, Lawrence G. Olson, Azco’s Chairman and former President and CEO, jointly with his wife, made an unsecured loan to Azco in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point.  In conjunction with the loan, Mr. Olson received a warrant to purchase 300,000 shares of common stock for $0.70 per share.  In October 2001, Azco restructured the $800,000 loan agreement with Mr. Olson.  Mr. Olson agreed to extend the note payable an additional year to March 15, 2003 in consideration for 700,000 warrants to purchase common stock at an exercise price of $0.40 per share.  The warrants vested in December 2001 and expired in October 2003.  In addition, effective October 1, 2001, the interest rate payable on the $800,000 Olson loan was adjusted from prime plus 1% to 12% annually.  In June 2002, the loan was extended an additional year and Azco entered into a security agreement with Mr. Olson, whereby Azco’s assets secured the loan.  The loan became payable in March 2004 and currently is in default.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and Regulation D promulgated under the 1933 Act.  In each instance, the purchaser had access to sufficient information regarding Azco so as to make an informed investment decision.  More specifically, Azco had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Azco’s securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for each of the five years during the period ended June 30 are derived from our audited consolidated financial statements.  The data presented below should be read in conjunction with our consolidated financial statements and related notes, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Sales	$ 55,469	$ 64,880	$ 17,600	$ --	$ --
Net loss from operations	(5,897,959)	(4,476,861)	(3,436,202)	(4,491,676)	(5,449,583)
Net loss	(6,546,504)	(4,247,586)	(3,365,376)	(3,899,486)	(4,528,006)
Loss per share	$ (0.19)	$ (0.14)	$ (0.11)	$ (0.13)	$ (0.17)
Weighted avg. number of common shares outstanding	35,146,469	30,297,261	29,964,636	29,846,839	26,787,226
Balance Sheet Data:	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999
Capital assets	$ 7,093,073	$ 10,641,020	$ 10,538,089	$ 8,181,582	$ 2,219,997
Total assets	8,551,839	12,991,072	11,904,545	13,872,311	17,353,717
Total debt	3,359,727	2,659,523	866,023	--	--
Total liabilities	4,982,809	4,881,185	1,747,142	566,028	387,984
Total stockholders’ equity	$ 3,569,030	$ 8,109,887	$ 10,157,403	$ 13,306,283	$ 16,965,733

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Year Ended June 30, 2003 Compared To Year Ended June 30, 2002

Sales

Sales decreased in fiscal 2003 to $55,469 from $64,880 in fiscal 2002 due to the curtailment of operations at the Company’s crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated $31,060 in revenues from the sale of feldspathic sand, a by-product of the mica concentrator.  In addition, revenues of $24,409 were generated from the sale of cosmetic grade mica and mica-filled plastic pellets.  The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Expenses

Production costs decreased by $338,792 in fiscal 2003 due to the curtailment of production at the Black Canyon facilities in November 2002.

Exploration costs decreased by $148,769 in fiscal 2003 as the result of the Company’s election to not fund its current portion of expenses associated with the Piedras Verdes project.

General and administrative expense decreased to $914,015 in fiscal 2003 from $1,149,508 in fiscal 2002.  This decrease was due to legal fees of $12,121 in fiscal 2003 compared to legal fees of $139,638 associated with the lease transaction and other financings in fiscal 2002, and stock exchange fees of $52,309 in fiscal 2003 compared to $108,023 related to maintenance of AMEX and TSX listings in fiscal 2002.

Financing expenses in the fiscal year ended June 30, 2003 were $463,476 compared to $315,591 in the previous year.  The increase was due to fees under the Pacifica financial agreement, whereby the Company agreed to pay fees to Pacifica in the form of its common stock in the amount of $430,000, $363,000 of which was recorded in fiscal 2003 and $67,000 in fiscal 2002.

The Company recorded a recovery of expenses of $257,743 in fiscal 2003 due to the relinquishment of debt when it entered into a second settlement agreement with two former executives and restructured the terms of the initial settlement agreement.  Expenses of $1,030,900 related to the initial settlement agreement were recorded in fiscal 2002.

An impairment charge of $3,291,773 was recorded in fiscal 2003, which reduced the carrying value of mineral properties, plant and equipment. The amount of impairment was based upon a third party’s formal indication of willingness to acquire the Company’s mining assets.  It represented management’s best estimate of the fair value of those assets.

Other Income and Expenses

Other income and expenses in fiscal 2003 were $(634,643) as compared to $(768,778) in 2002.  Interest expense increased to $952,854 in fiscal 2003 from $781,723 in fiscal 2002 due to an increase of $315,000 in accretion expense under the land and building leaseback arrangement with Muzz Investments, offset by a $119,391 reduction of deferred interest expense due to the amortization of the premium placed on warrants attached to debt financing packages.

Gain on the sale of mineral properties and equipment in fiscal 2003 consisted of $250,000 received in connection with the sale of the Company’s interest in the Piedras Verde project and $65,000 for the disposal of mobile equipment Income Tax Benefit

The Company’s income tax benefit of $998,053 in fiscal 2002 was associated with the carry back of net operating losses resulting from the March 2002 enactment of the Job Creation and Workers Assistance Act of 2002.

Year Ended June 30, 2002 Compared To Year Ended June 30, 2001

Sales

Sales increased in fiscal 2002 to $64,880 from $17,600 in fiscal 2001 due to the acceptance in the market of our cosmetic grade mica.  Our sales volume in 2002 was 31,600 lbs. as compared to 8,800 lbs. in fiscal 2001.  The sales were derived from cosmetic grade mica produced from the Black Canyon project.

Beginning June 30, 2002, Azco also sold feldspathic sand into the Phoenix golf course sand and stucco markets.  Azco’s customers included Presperse, Inc. and KOBO for mica, and Pioneer Sand Co. and Western Stucco Products for feldspathic sand.

Expenses

Production costs decreased by $104,705 in fiscal 2002 as compared to fiscal 2001 due to lower than expected demand for the Company’s mica product.

Exploration costs decreased by $250,921 in fiscal 2002 as the result of the Company’s election to not fund its current portion of expenses associated with the Piedras Verdes project.

Salaries expense decreased in fiscal 2002 to $341,608 from $430,111 in fiscal 2001. This decrease was due to the non-renewal in October 2002 of management contracts with two former executives.

General and administrative expense increased in fiscal 2002 to $1,149,508 from $588,632 in fiscal 2001.  This increase was due to $180,000 in financing new lease payments in fiscal 2002, as well as investor relations expense relating to contract services of $495,903 in fiscal 2002 compared to $71,644 in fiscal 2001, accounting fees of $118,180 in fiscal 2002 compared to $38,583 in fiscal 2001 and stock exchange fees of $108,023 in fiscal 2002 compared to $51,673 in fiscal 2001.  Investor relations expense includes $336,043 of non-cash expense related to the issuance of 820,000 shares of stock and 50,000 warrants in exchange for services rendered.  The increase in accounting fees in fiscal 2002 is due to services rendered in connection with the various financings throughout the year.

Expenses of $1,030,900 were recorded in fiscal 2002 related to the settlement reached with two of the Company’s former executives.

Financing expense in fiscal year 2002 was $315,591 compared to $72,139 in fiscal 2001.  The increase was due to recording of the transaction fees due under the Cornell Capital equity line of credit agreement, whereby the Company agreed to issue $250,000 of its common stock as fees.

Other Income and Expenses

Other income and (expenses) was $(768,778) in fiscal 2002 as compared to $70,826 in fiscal 2001.  The principal factors in the decrease in fiscal 2002 were interest of $139,639 on new notes payable and $457,745 of non-cash amortization expenses on debt discounts relating to the financing arrangements.

Income Tax Benefit

The Company’s income tax benefit of $998,053 in fiscal 2002 was associated with the carryback of net operating losses resulting from the March 2002 enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity And Capital Resources

As of June 30, 2003, Azco had cash-on-hand of $707, a decrease from $884,647 at June 30, 2002.  The decrease was a result of increased expenses relating to financing activities.

In fiscal 2004, Azco has continued to seek funding for its mica project. The Company financed these efforts during the first six months of fiscal 2004 with the proceeds of the sale of approximately $160,000 of cosmetic grade mica and mica-filled plastic pellets.  In addition, the Company sold $348,000 of common stock during the first nine months of fiscal 2004 through the offering of stock subscriptions to shareholders and sophisticated investors.

In an effort to bring the mica project to commercial production, fund the Company’s corporate commitments and initiate an exploration program, Azco anticipates the need for at least $5.2 million of additional financing during the next 12 months, in order to fund the following expected uses:

Mica project operating losses	$ 500,000
Mica project capital expenditures	3,000,000
Corporate overhead and related expenses	1,200,000
Exploration program	500,000
Total funds needed	$ 5,200,000

This projection assumes that the Company will be able to restructure its current debt and lease commitments whereby interest, principal and lease payments will be paid from future mica project revenues or with equity components.

Azco will need additional funding to meet its operating expenses.  If we are unable to procure such additional funding, the Company may be required to eliminate substantially all business activities to conserve cash or may need to seek protection under the U.S. bankruptcy laws.

In fiscal 2003, Azco raised approximately $1,000,000 through the sale of securities to Cornell Capital Partners (“Cornell”) under an equity line of credit agreement and a securities purchase agreement, which the Company and Cornell entered into in June 2002 and September 2002 respectively.  The Company issued the maximum of 6,000,000 shares allowed under the terms of the agreements.

In January 2002, Azco completed a financing lease transaction that yielded Azco net proceeds of $2,842,500.  Under the terms of the transaction, Azco sold a 40% ownership in its mica processing facility located in Glendale, Arizona.  Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120% of the original sales price, of $3,000,000, after the second year.  The repurchase price of the property increases by 10% of the original sales price each year the option remains unexercised up to a maximum of 150% of the original sales price.  The lessor maintains a mirror image option to put the property back to the Company.  Payments for the first 6 months under the lease agreement were $30,000, for the second 6 months they increase to $37,500 after which time they are $45,000 per month.  In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company’s common stock at $0.50 per share.  The warrant vested in January 2002 and is exercisable through January 16, 2007.  The Company paid the first 12 lease payments but currently is in default under terms of the lease agreement and, as of May 17, 2004, owes $765,000 representing 17 lease payments , plus late payment penalties.  The Company plans to restructure the terms of the lease agreement if and when funding can be arranged for the mica project.

In December 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from a sophisticated investor and shareholder, Luis Barrenchea.  In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco’s common stock at $.40 per share. In December 2002 the loan was restructured and was payable in December 2003. It currently is in default.  The warrant vested in February 2002 and expired in December 2003.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

In October 2001, Azco received a one-year $100,000 loan, bearing interest at 12% per annum, from Mr. Barrenchea.  In connection with this loan, Azco issued a warrant to purchase 125,000 shares of Azco’s common stock at $.40 per share.  In October 2002 the loan was restructured and was payable in October 2003.  It currently is in default.  The warrant vested in December 2001 and expired in October 2003.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

In September 2001, Azco received a one-year $200,000 loan, currently bearing interest at 12% per annum, from Mr. Barrenchea.  In connection with this loan, Azco issued a warrant to purchase 250,000 shares of Azco’s common stock at $.40 per share.  In September 2002 the loan was restructured and was payable in September 2003.  It currently is in default.  The warrant vested in November 2001 and expired in September 2003.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

In March 2001, Lawrence G. Olson, Azco’s Chairman and former President and CEO, jointly with his wife, made an unsecured loan to Azco in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point.  In conjunction with the loan, Mr. Olson received a warrant to purchase 300,000 shares of common stock for $0.70 per share.  In October 2001, Azco restructured the $800,000 loan agreement with Mr. Olson.  Mr. Olson agreed to extend the note payable an additional year to March 2003 in consideration for 700,000 warrants to purchase common stock at an exercise price of $0.40 per share.  The warrants vested in December 2001 and expired in October 2003.  In addition, effective October 1, 2001, the interest rate payable on the $800,000 Olson loan was adjusted from prime plus 1% to 12% annually.  In June 2002, the loan was extended an additional year and Azco entered into a security agreement with Mr. Olson, whereby Azco’s assets secured the loan.  The loan became payable in March 2004 and currently is in default.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

The agreements with Mr. Barrenchea and Mr. Olson described above are with parties related to Azco and may not be at arms-length.

A summary of the maturity dates of the notes payable currently due and the amounts payable (excluding debt discounts, accrued interest and default penalties) are set forth below:

	Due Dates*	Amount
	September 4, 2003	$ 200,000
	October 19, 2003	100,000
	December 3, 2003 March 14, 2004	100,000 800,000
	Total	$1,200,000

(*) all notes are in default

Azco leases heavy equipment.  Certain equipment leases are classified as capital leases and, accordingly, the equipment and related obligation are recorded on its balance sheet.

Effective March 2003, Azco was released from lease obligations on its former executive office in Vancouver, British Columbia.  In exchange, the Company agreed to pay amounts totaling CDN$51,750 to the landlord and sub-lessor on September 1, 2003.  Azco failed to make the September payments and is in default under the agreements with the landlord and sub-lessor.  Azco plans to pay the amounts owing if and when financing can be procured, of which there can be no assurance.

The following table provides details of our contractual obligations and lease commitments:

	Payments due through June 30, 2004	Payments due in 2-3 years 2005-2006	Payments due in 4-5 years 2007-2008	Payments due after 2008

Equipment leases	$ 57,492	45,980	-	$ -
Office lease	38,165	-	-	-
Settlement obligations	330,000	-	-	-
Notes payable & line of credit	1,187,998	-	-	-
Financing lease	810,000	1,080,000	1,080,000	6,390,000

Total contractual obligations	$ 2,423,655	1,125,980		$ 6,390,000

If we are unable to procure additional financing, Azco (i) may be forced to further delay or terminate the development and marketing of Azco’s mica and sand by-products, thereby hindering or eliminating Azco’s expected primary source of future revenue, (ii) may be required to eliminate substantially all business activities to conserve cash, or (iii) may need to seek protection under the U.S. bankruptcy laws.

Critical accounting policies and estimates

Our discussion and analysis of Azco’s financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Critical accounting policies are defined as policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations.  These policies may require us to make difficult, subjective or complex judgments, commonly about the effects of matters that are inherently uncertain.

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in Item 8.  We believe our most critical accounting policies relate to revenue recognition, accounting for asset retirement obligations, capitalization of mineral properties and ore reserves, depreciation of plan t and equipment, and the carrying value of inventory.

Azco estimated ore reserves at the Black Canyon mine based on its exploration program completed in 1999.  Ore reserve estimates are based upon engineering evaluations of assay values from 41 drill holes and samples of outcropping surface exposures.  Uncertainties are inherent in certain of the Company’s critical accounting policies and estimated quantities of reserves, including many factors beyond the Company’s control.

On July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143).  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000.  Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.

There are uncertainties inherent in estimations of the present value of future retirement costs of a mining operation.  Such estimations are necessarily imprecise and depend on such widely varying factors as the amount and timing of future expenditures, the discount rates assumed, the potential risks and liabilities associated with environmental pollution, and the requirement to comply with extensive United States federal, state and local laws.  Such laws and regulations as they apply to environmental protection and remediation are constantly changing and generally are becoming more restrictive.

The asset retirement costs associated with the Black Canyon mine consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment.  The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method.  The change in accounting resulted in a decrease to long-lived assets of $161,746, a decrease to long-term liabilities of $147,844 and a cumulative effect charge to earnings of $13,902 during the fiscal year ended June 30, 2003.

As of June 30, 2003, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property:  $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $131,092 held on deposit on behalf of the U.S. Bureau of Land Management, maturing October 25, 2004.

A roll forward of the Company’s asset retirement obligation through June 30, 2003 is as follows:

Initial liability recognition, July 1, 2002	$ 45,309
Accretion	5,000
Balance, June 30, 2003	$ 50,309

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 replaced certain previously issued accounting guidance, developed a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadened the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired).  This Statement was effective as of the beginning of fiscal 2003.  The Company considered the guidance in SFAS No. 144 in writing down approximately $3.3 million of long-lived capital assets for the fiscal year ended June 30, 2003.

The Company recognizes the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured.  The price received is based upon terms of the contract.

Inventory is stated at the lower of cost or net realizable value.  Cost is determined on a weighted average basis and includes all costs in bringing the inventory to its present location and condition.  Net realizable value is the estimated price at which inventory can be sold in the normal course of business after allowing for the cost of completion and sale.

Land, buildings, plant, equipment and vehicles are carried at cost.  Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Major renewals and improvements are capitalized.  Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated and the gain or loss is included in other income or expense on the statement of operations.

The Company expenses prospecting and exploration costs as incurred, but capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility.  Mine development costs that are expected to benefit future production are capitalized and amortized on the units-of-production method over proven reserves.

Mineral properties (including capitalized development costs), plant and equipment are amortized on the units-of-production basis based on proven and probable reserves.  Although estimations of proven and probable reserves were developed with the aid and concurrence of independent experts, such estimations are imprecise because they depend upon the judgment of individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling.  Should Azco’s operation encounter mineralization or geologic conditions different from those predicted, reserves might have to be adjusted and the amortization schedule modified.

Office buildings, furniture, equipment, and vehicles are depreciated over their estimated useful lives (3 –15 years) using the straight-line method

The Company evaluates its long-term assets for impairment when events or changes in economic circumstances indicate the carrying amount of the assets may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to determine whether the assets are recoverable and measure s any impairment by reference to fair value.  Fair value is estimated using the Company’s expectation of discounted net cash flows.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that Azco will, as noted above, continue to operate as a going concern.  Azco has suffered recurring losses from operations , is currently in default of all of its financial obligations, and will require substantial additional funds to continue and develop operations.

These matters raise substantial doubt about Azco’s ability to continue as a going concern. The accompanying consolidated financial statements in this Form 10-K do not include the adjustments that would be necessary, and could be significant, including a provision of impairment for plant and equipment should Azco be unable to continue as a going concern.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Azco’s financial instruments include cash and cash equivalents and long-term debt.  Azco considers all financial instruments that are highly liquid and have original maturities of three months or less to be cash and cash equivalents that are readily convertible into cash.  Azco’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments.  Azco’s total outstanding long-term debt as of June 30, 2003 was $3,359,727.  Azco’s long-term debt is not subject to interest rate risk because all the long-term debt has fixed rates of interest.  Azco does not enter into contracts for speculative or investment purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On September 5, 2003, PricewaterhouseCoopers LLP (“PwC”) resigned as the independent registered public accounting firm for the Company.  In connection with its audits for the fiscal years ending June 30, 2002 and June 30, 2001, and through September 5, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure s , which disagreements if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such years.

On October 24, 2003 the Company engaged James E. Raftery, Certified Public Accountant PC (“Mr. Raftery”), located at 606 North Stapley Drive, Mesa, AZ 85203, as the independent registered public account ing firm to audit the Company’s financial statements.  However, Mr. Raftery was unable to issue an audit report for the Company, for the period ended June 30, 2003, and consequently, on February 13, 2004 he resigned as the independent registered public accounting firm for the Company.  Mr. Raftery was unable to issue an audit report due to the fact that, as of the date of his resignation, he had not received the final approval expected from the Public Accounting Oversight Board (“PCAOB”) to audit publicly traded companies.  Regulations issued pursuant to the Sarbanes-Oxley Act provide that on or after October 22, 2003 only accounting firms approved by the PCAOB may issue audit reports with respect to publicly traded companies.

Pursuant to Item 304 (a) (2) of Regulation S-K, the Company, effective February 14, 2004, engaged Semple & Cooper, LLP, located at 2700 North Central Avenue, Ninth Floor, Phoenix, AZ 85004, as the independent registered public accounting firm to audit the Company’s financial statements.

ITEM 9a. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to ensure required disclosure information is accumulated and communicated to management in a timely manner.  Management reviewed this system of disclosure controls and procedures at June 30, 2003 and concluded that the current system of controls and procedures is effective.

The Company maintains a system of internal controls and procedures for financial reporting.  Since the date of management’s most recent evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Azco’s present directors and officers as well as those who served during fiscal 2003 are as follows:

Name	Age	Position	Date Elected
Lawrence G. Olson	66	Chairman of the Board Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003
W. Pierce Carson	60	President, Chief Executive Officer and Director	October 7, 2003
Paul A Hodges	76	Director	1993/resigned September 10, 2003
Stanley A. Ratzlaff	68	Director	2001/resigned September 10, 2003
M. William Lightner Jr.	69	Director	2001/resigned September 10, 2003
Ryan A. Modesto	48	Vice President Finance, Corporate Secretary	1996/resigned February 2, 2004
Gary L. Simmerman	53	Vice President Operations	1998/resigned January 31, 2004

The directors and officers of Azco have held their principal occupations as set out above during at least the last five years, except as described below:

Lawrence G. Olson, age 66, Chairman, became a director of Azco in March 1999 in connection with the acquisition of Arizona Mica.  He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 7, 2003.  Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973.  In 1998, Olson Precast of New Mexico, Inc., a company controlled by Mr. Olson, was liquidated under bankruptcy laws in proceedings in the U.S. Bankruptcy Court for the District of New Mexico.  Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

W. Pierce Carson, age 60, was named President and Chief Executive Officer and a director of Azco on October 7, 2003, following a consulting assignment with the Company.  Dr. Carson has 35 years of international mining experience and has managed the successful discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries.  From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer.  Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company.  Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

Paul A. Hodges, age 76, became a director in August 1993 and resigned his position in September 2003.  He has over 40 years experience in the mining industry covering exploration, operations, project startup, and management and financing.  He has worked for and held senior positions with Anaconda, Asarco, RTZ and St. Joe.  Mr. Hodges holds the degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona.

 Stanley A. Ratzlaff, age 68, became a director of Azco in February 2001 and resigned his position in September 2003.  A financial Consultant and CPA, Mr. Ratzlaff earned a B.A. Degree, cum laude, from San Jose State University and completed the Advanced Management Program at Harvard Business School.  Following employment from 1961 to 1969 with the public accounting firm of Ernst & Young, Mr. Ratzlaff held the positions of Assistant Controller of Atlantic Richfield Company, Corporate Controller of Standard Oil Company (Ohio), Vice President and Controller of Occidental Petroleum Corporation, and Vice President and Controller of Pacific Enterprises.

M. William Lightner Jr., age 69, became a director of Azco in March 2001 and resigned his position in September 2003.  A financial Consultant and CPA, Mr. Lightner holds a B.S. Degree in Commerce from Grove City College and a MBA from the University of Pennsylvania, Wharton School of Business.  Mr. Lightner was employed 31 years by the public accounting firm Arthur Andersen & Co., retiring in 1989 as a Partner.  Thereafter he became involved in leveraged buy-outs and held the positions of Chairman of Mica Resources and Financial Vice President of Merit Energy.  Most recently, Mr. Lightner held the positions of CFO and Executive Vice President at Consumer Packaging, Inc. (1994 to 1999) and Anchor Glass Container Corp. (1997 to 2000).

Ryan Modesto, age 48, Vice President Finance and Corporate Secretary, joined Azco in June 1994 and resigned his position in February 2004.  Mr. Modesto has 26 years of accounting and administrative experience in the mining industry.  For the six years prior to joining Azco, he was the controller for Corona Gold Inc.’s Santa Fe Mine, Nevada.  Mr. Modesto earned a B.S. Degree in Accounting from the University of Utah.

Gary L. Simmerman, age 53, Vice President Operations, joined Azco in September 1992 and resigned his position in January 2004.  Mr. Simmerman has 30 years of experience in the mining industry and has been involved in exploration, development and production operations in gold, silver, copper, cobalt, coal and uranium.  For the five years prior to joining Azco, Mr. Simmerman was chief engineer for Santa Fe Pacific Gold’s Rabbit Creek Mine, Nevada.  Mr. Simmerman holds a B.S. Degree in Mining Engineering from the University of Arizona.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation of Azco’s Chief Executive Officer and the other most highly compensated executive officers earning in excess of $100,000 for the fiscal years ended June 30, 2003, 2002 and 2001:

Summary Compensation Table.

			Annual Compensation		Long-Term Compensation
Name and Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/SARs (#)	LTIP payouts ($)	All Other Compensation

Lawrence G. Olson	2003	$ 0	$ 0	$ 0	0	0	0	0
President, CEO,	2002	$ 0	$ 0	$ 0	0	100,000	0	0
Chairman	2001	$ 0	$ 0	$ 4,500(1)	0	0	0	0

Ryan A. Modesto	2003	$ 66,000	$ 0	$ 0	0	0	0	0
V.P. of Finance,	2002	$136,000	$ 0	$ 0	0	30,000	0	0
Secretary	2001	$110,000	$ 0	$ 31,044(2)	0	0	0	0

Gary L. Simmerman	2003	$ 87,500	$ 0	$ 0	0	0	0	0
V.P. of Operations	2002	$189,592	$ 0	$ 0	0	0	0	0
	2001	$160,416	$ 0	$ 0	0	0	0	0

(1)

These amounts represent directors fees paid to Mr. Olson prior to October 2000.  Mr. Olson has received no salary or fees since October 2000 as Chairman of the Board or as the former President and CEO of the Company.

(2)

Mr. Modesto was reimbursed $31,044 in relocation costs in conjunction with the move of Azco’s corporate office from Ferndale, Washington to Glendale, Arizona.

The following table contains information regarding options exercised in the year ended June 30, 2003, and the number of shares underlying common shares held as of June 30, 2003, by Azco’s named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-The-Money Options at FY-End ($)(*)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence G. Olson	--	--	200,000	0	0	0
Gary L. Simmerman	--	--	290,000	0	0	0
Ryan A. Modesto	--	--	200,000	0	0	0

(*)

Based on the closing price of $0.11 (CDN) of Azco’s common stock as quoted on The Toronto Stock Exchange on June 30, 2003.

Compensation Of Directors

Azco pays to each of its outside, non-officer directors a fee of $1,500 per month.  Due to financial constraints, no such fees have been paid since August 2002.  Azco also reimburses its directors for reasonable expenses incurred in attending meetings of the Board of Directors.  During fiscal year 2002, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director.  It is Azco’s policy to grant to directors upon their initial election, options to purchase 100,000 shares of Azco’s common stock at an exercise price equal to the fair market value of the stock.

Employment Agreements

The Company has entered into employment and change of control agreements with its President and Chief Executive Officer.  The employment agreement describes among other things the officer’s duties, compensation levels and benefits.  The term of the agreement is from October 16, 2003 through and including October 15, 2006, and then automatically extends through October 15, 2008 and thereafter year to year unless terminated on 90 days prior notice.  The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code.  In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

The Company has entered into a change of control agreement with its Chairman.  The agreement provides for a lump sum cash payment in the amount not to exceed $100,000 in the event of change in control and resignation from the Board.

Stock Option Plan

Azco has a Stock Option Plan (“the Plan”) dated July 24, 1989, as amended, for the granting of options to purchase common stock.  The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 5,950,424.  On June 30, 2003 there were 1,150,000 options outstanding under the Plan. There are no vesting requirements under the Plan.  The options are exercisable over a maximum term of five years.

The following table contains information regarding the Company’s stock option plan as of June 30, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options US$	Number of securities remaining available for future Issuance under equity compensation plan
Equity compensation plan approved by security holders	1,150,000	$0.71	2,982,924

Compensation Committee Interlocks And Insider Participation

In May 2001, Mr. Hodges, Mr. Ratzlaff and Mr. Lightner were appointed as Azco’s Compensation Committee.  The Company has not had a compensation committee since September 2003, when these directors resigned.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 1, 2004, certain information regarding beneficial ownership of Azco’s common stock by: (i) each person known by Azco to be the beneficial owner of more than 5% of Azco’s outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned
Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class(8)
Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	3,978,700(1)	9.3%

W. Pierce Carson 33 Camino de Avila Tijeras, NM	Common Stock	4,000,000 (2)	9.0%

Officers and Directors As a Group (2 Persons)	Common Stock	7,978,700 (3)	17.1% (4)

 (1)

Includes options issued under the Company’s stock option plan to acquire (i) 500,000 shares at an exercise price of US $0.11 per share, and (ii) 1,000,000 shares at an exercise price of US $0.10 per share. Includes non-plan options to acquire 500,000 shares at an exercise price of US $0.11 per share. Includes warrants to acquire 300,000 shares at an exercise price of US $0.70 per share.

(2)

Includes options issued under the Company’s stock option plan to acquire 2,000,000 shares at an exercise price of US $0.10 per share.  Includes non-plan options to acquire 2,000,000 shares at an exercise price of US $0.11 per share.

(3)

Includes options and warrants to acquire an aggregate of 6,300,000 shares.

(4)

Applicable percentage of ownership is based on 40,342,122 shares of common stock outstanding as of May 1, 2004, together with securities exercisable or convertible into shares of common stock within 60 days of May 1, 2004 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 1, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors, Lindsay and Harvey.  Azco agreed to pay each former director the sum of $350,000.  The amount was to be paid in an initial payment of $20,000 each, due upon the signing of the agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months from the date of the agreement.  In addition, Azco agreed to pay $24,898 representing one half of the legal fees incurred by the former directors.  The Company paid $184,906 through March 31, 2003.  In July 2002, under the terms of the settlement agreement, Azco issued Lindsay and Harvey each 150,000 shares of unrestricted common stock in Azco Mining Inc..

In April 2003, due to the Company’s default status under the settlement agreement, Lindsay and Harvey filed for and were granted a writ of garnishment against the Company, whereby the court seized $85,908 of the Company’s funds.  In June 2003, the Company entered into a second settlement agreement with the former directors whereby the Company was fully released under the terms of the first settlement agreement for cash payments totaling $102,257, the issuance of 500,000 shares of the Company’s common stock to each of the former executives and the assignment of all of the Company’s future rights under the sale of its interest in Cobre del Mayo.  The cash payments consisted of $95,000 to the former executives plus $7,257 for the reimbursement of legal and court costs.  In August 2003, the stock was issued under the terms of the second settlement agreement.  A restrictive legend was attached to the stock and its sale is reliant upon an exemption from Rule 144 of the Securities Act.

During the quarter ended December 31, 2001 and through January 2002, Lawrence G. Olson, Azco’s Chairman and former President and CEO, provided unsecured short-term financing amounting to a total of $243,500.  These funds were offered on a 6.5% short-term basis, until alternate financing could be secured.  Subsequent to the closing of the financing lease agreement in January 2002 whereby Azco secured alternate financing, these notes along with all interest and associated fees were repaid in full.

In March 2001, Mr. Olson, jointly with his wife, made an unsecured loan to Azco in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point.  In conjunction with the loan Mr. Olson received a warrant to purchase 300,000 shares of common stock at an exercise price of $0.70 per share.  The warrant vested in December 2001 and expires in October 2006.

In October 2001, Azco restructured its $800,000 loan agreement with Mr. Olson.  Mr. Olson agreed to extend the note payable an additional year to March 2003 in consideration for a warrant to purchase 700,000 shares of common stock at an exercise price of $0.40 per share.  The warrant vested in December 2001 and expired in October 2003.  In addition, effective October 1, 2001, the interest rate payable on the loan was adjusted from prime plus 1% to 12% annually.

In June 2002, the $800,000 Olson loan was extended an additional year, in consideration for Azco entering into a security agreement with Mr. Olson, whereby certain of Azco’s assets secured the loan.  The loan became payable in March 2004.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Azco believes that, during the fiscal year ended June 30, 2003, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees for professional services provided by PricewaterhouseCoppers LLP in each of the last two fiscal years:

	2003	2002

Audit Fees(1)	$ 120,073	$ 65,500
Tax Fees(2)	$ 19,200	$ 17,975

(1)

Includes services rendered for audit of the Company’s consolidated financial statements (2002), review of quarterly financial information and assistance and issuance of consents associated with SEC filings.

(2)

Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)

1.

Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1 through F-23.

2.

Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.7

Management Agreements dated August 15, 1994, by and between the Registrant and both of Alan P. Lindsay, Anthony R. Harvey; Management Agreement dated November 19, 1996, by and between the Registrant and Ryan A. Modesto

Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Provided herewith

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Provided herewith

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Provided herewith

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Provided herewith

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the SEC on October 15, 2001

(b) Reports on Form 8K:

On April 25, 2003 the Company filed a Form 8-K in conjunction with the sale of its interest in Cobre del Mayo S.A. de C.V.

On September 17, 2003 the Company filed a Form 8-K relating to resignation of directors.

On September 12, 2003, October 1, 2003, November 12, 2003, February 26, 2004 and March 25, 2004, the Company filed forms 8-K or 8-K/A disclosing changes in its certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZCO MINING INC.

By: /s/ Lawrence G. Olson
Name: Lawrence G. Olson
Title: Chairman of the Board

By: /s/ W. Pierce Carson
Name: W. Pierce Carson
Title: Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE	TITLE	DATE

/s/ Lawrence G. Olson
Lawrence G. Olson	Chairman of the Board	July 23, 2004

/s/ W. Pierce Carson
W. Pierce Carson	Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Director	July 23, 2004

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNT ING FIRM

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3

FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders’ Equity

F-6

Consolidated Statements of Cash Flows

F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F-8 – F23

Report of Independent   Registered Public Account ing Firm

To the Board of Directors and Stockholders of

AZCO Mining Inc. and Subsidiary

We have audited the consolidated balance sheet of AZCO Mining Inc. and Subsidiary as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) .. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZCO Mining Inc. and Subsidiary as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Semple & Cooper, LLP

Phoenix, Arizona

March 6, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Azco Mining Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Azco Mining Inc. and its subsidiary at June 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Phoenix, Arizona

September 3, 2002

Additional Comments for Canadian Readers

Canadian reporting standards do not consider it appropriate to refer to going concern issues where the matter is adequately disclosed in the notes to financial statements, such as described in Note B to these consolidated financial statements.  This report has been prepared in accordance with reporting standards in the United States of America which requires a reference in the Report of Independent Registered Public Accounting Firm, when there is substantial doubt as to an entity’s ability to continue as a going concern.

PricewaterhouseCoopers LLP

Phoenix, Arizona

September 3, 2002

AZCO MINING, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended June 30,

2003	2002

ASSETS

Current Assets
Cash and cash equivalents	$ 707	$ 884,647
Prepaids and other	199,420	179,225
Inventory	1,077,547	1,095,780
	1,277,674	2,159,652
Capital Assets
Mineral properties, plant and equipment, net	6,884,402	10,352,872
Other capital assets, net	208,671	288,148
	7,093,073	10,641,020
Other Assets
Restricted cash	181,092	190,400

Total assets	$ 8,551,839	$ 12,991,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 1,219,937	$ 540,768
Line of credit	73,145	-
Notes payable, current portion	1,114,853	443,672
Accrued settlement obligation	330,000	586,000
	2,737,935	1,570,440

Long Term Liabilities
Financing lease liability	2,152,854	1,975,650
Notes payable to related party	-	615,068
Accrued settlement obligation, net of current portion	-	444,900
Other liabilities	92,020	275,127
Total liabilities	4,982,809	4,881,185

Stockholders’ Equity
Common stock, $.002 par value, 100,000,000 shares authorized;
37,992,122 and 31,152,121 shares issued and outstanding as of June 30, 2003 and 2002, respectively	75,844	62,304
Additional paid in capital	32,978,633	30,951,523
Accumulated deficit	(29,485,447)	(22,903,940)
	3,569,030	8,109,887

Total liabilities and stockholders’ equity	$ 8,551,839	$ 12,991,072

See accompanying notes to the financial statements

AZCO MINING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,

	2003	2002	2001

Sales	$ 55,469	$ 64,880	$ 17,600

Operating Costs and Expenses
Production costs	1,033,015	1,371,807	1,476,512
General and administrative	914,015	1,149,508	588,632
Salaries	360,557	341,608	430,111
Exploration	38,849	187,618	438,539
Depreciation and amortization	104,486	144,379	93,860
Severance agreement	(257,743)	1,030,900	-
Financing expenses	463,476	315,591	72,139
Reclamation	-	330	371
Loss on investments	-	-	3,894
Impairment of long-lived assets	3,291,773	-	-
Capital asset write-downs	-	-	349,744
Acquisition of asset retirement obligation	5,000	-	-
	5,953,428	4,541,741	3,453,802

Net Loss From Operations	(5,897,959)	(4,476,861)	(3,453,802)

Other Income (Expenses)
Gain on sale of mineral properties and equipment	315,000	-	-
Interest income	3,211	12,945	124,626
Other income	-	-	980
Interest expense	(952,854)	(781,723)	(54,780)
	(634,643)	(768,778)	70,826

Loss before income taxes and cumulative effect of accounting change	(6,532,602)	(5,245,639)	(3,365,376)

Cumulative effect of accounting change, net taxes of $0	(13,902)	-	-

Income tax benefit	-	988,053	-

Net Loss	$ (6,546,504)	$ (4,247,586)	$ (3,365,376)

Basic and diluted loss per common share	$ (0.19)	$ (0.14)	$ (0.11)

Weighted average number of common shares outstanding	35,146,469	30,297,261	29,964,636

See accompanying notes to the financial statements

AZCO MINING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2003, 2002 and 2001

	Common Number of Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2000	29,887,121	$ 59,774	$28,537,487	$(15,290,978)	$13,306,283

Stock options exercised	163,500	327	96,564	-	96,891
Warrants	-	-	119,605	-	119,605
Net loss for year ended June 30, 2001	-	-	-	(3,365,376)	(3,365,376)

Balance, June 30, 2001	30,050,621	60,101	28,753,656	(18,656,354)	10,157,403

Stock options exercised	61,500	123	27,269	-	27,392
Warrants	-	-	1,654,928	-	1,654,928
Warrants exercised	250,000	500	99,500	-	100,000
Services	415,000	830	266,920	-	267,750
Cash	375,000	750	149,250	-	150,000
Net loss for the year ended June 30, 2002	-	-	-	(4,247,586)	(4,247,586)

Balance, June 30, 2002	31,152,121	62,304	30,951,523	(22,903,940)	8,109,887

Stock options exercised	30,000	60	20,340	-	20,400
Settlement agreement	300,000	600	305,400	-	306,000
Services	687,525	1,375	688,825	-	690,200
Cash	5,752,476	11,505	813,999	-	825,504
Beneficial debt conversion	-	-	163,543	-	163,543
Dividends	-	-	35,003	(35,003)	-
Net loss for year ended June 30, 2003	-	-	-	(6,546,504)	(6,546,504)

Balance, June 30, 2003	37,922,122	$ 75,844	$32,978,633	$(29,485,447)	$ 3,569,030

See accompanying notes to the financial statements

AZCO MINING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,

	2003	2002	2001

Cash Flows from Operating Activities
Net loss	$ (6,546,504)	$ (4,247,586)	$ (3,365,376)
Adjustments to reconcile change in loss from operations to
net cash provided by (used in) operating activities:
Depreciation and amortization	85,305	144,379	93,860
Stock option compensation and other non-cash expenses	611,959	611,243	-
Amortization of debt discount	345,854	457,745	-
Amortization of warrant value	-	-	34,885
Impairment loss	3,291,773	-	353,638
Cumulative effect of accounting change	13,902	-	-
Gain on sale of furniture and equipment	-	-	(980)
Severance agreement	(257,743)	1,030,900	-
Net change in operating assets and liabilities
Prepaids and other	(34,097)	(112,036)	49,388
Inventory	18,233	(34,333)	(60,669)
Accounts payable and accrued liabilities	628,758	(477,151)	232,981

Cash Flows Used in Operations	(1,842,560)	(2,626,839)	(2,662,273)

Cash Flows from Investing Activities
Sale of Minera Cortez Resources Ltd. Shares	-	-	46,694
Proceeds from sale of properties and equipment	315,000	-	980
Restricted cash	9,308	-	-
Purchase of mineral properties, plant and equipment	(153,738)	(239,810)	(2,558,537)

Net Cash Provided by (Used in) Investing Activities	170,570	(239,810)	(2,510,863)

Cash Flows from Financing Activities
Proceeds from line of credit	926,855	-	-
Proceeds from issuance of financing lease	-	3,000,000	-
Proceeds from issuance of notes payable	-	811,000	800,000
Payments on notes payable	(100,000)	(211,000)	-
Exercise of stock options	30,000	27,392	96,891
Payments on capital lease obligations	(68,805)	(66,016)	(8,721)
Issuance of common stock	-	150,000	-

Net Cash Provided by Financing Activities	788,050	3,711,376	888,170

Net Increase (Decrease) in Cash and Cash Equivalents	(883,940)	844,727	(4,284,966)

Beginning Cash and Cash Equivalents	884,647	39,920	4,324,886

Ending Cash and Cash Equivalents	$ 707	$ 884,647	$ 39,920

See accompanying notes to the financial statements

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

Azco Mining Inc. (the Company) is a mining company incorporated in Delaware.  Its general business strategy is to acquire, explore and develop mineral properties.  The Company’s principal asset is the 100% owned Black Canyon Mica Project (the Mica Project) in Arizona.

In April 2003, the Company sold its remaining 30% share of Cobre del Mayo S.A. de D.V. (Cobre del Mayo), the Mexican corporation which holds the Piedra Verdes Project, to Frontera Cobre Del Mayo S.A. de D.V. (Frontera), for consideration of $250,000 and possible future deferred payments and royalties of up to $4.75 million.  Rights to these contingent payments were subsequently given to former directors as a part of a settlement agreement. Frontera, after the purchase of Azco’s shares in Cobre del Mayo, owns 100% of the shares in Cobre Del Mayo, having purchased Phelps Dodge Corporation’s 70% interest in March 2002.

In November 2002, the Company ceased crushing and concentration activities at its Mica Project due to economic constraints.  Limited production, marketing and sales activities have continued at its Glendale mica processing facility using inventoried mica, while the Company seeks financing for the project.

Principles of Consolidation

These consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Azco Mica, Inc., a Delaware corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or net realizable value.  Cost is determined on a weighted average basis and includes all costs in bringing the inventory to its present location and condition.  Net realizable value is the estimated price at which inventory can be sold in the normal course of business after allowing for the cost of completion and sale.

At June 30, 2003 and 2002, the Company’s inventory was reduced to estimated net realizable values.  Results of operations for the years ended June 30, 2003 and 2002 included a corresponding charge of $996,223 and $1,340,207, respectively, which represents the excess of cost over net realizable value at June 30, 2003 and 2002.

Capital Assets

Land, buildings, plant, equipment and vehicles are carried at cost.  Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Major renewals and improvements are capitalized.  Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated and the gain or loss is included in other income or expense on the statement of operations.

The Company expenses prospecting and exploration costs as incurred, but capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility.  Mine development costs that are expected to benefit future production are capitalized and amortized on the units-of-production method over proven reserves.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (continued)

Capital Assets (continued)

Mineral properties (including capitalized development costs), plant and equipment are amortized on the units-of-production basis using proven and probable reserves.  Office buildings, furniture, equipment, and vehicles are depreciated over their estimated useful lives (3 –15 years) using the straight-line method.

The Company evaluates its long-term assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable.  The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value.  Fair value is generally estimated using the Company’s expectation of discounted net cash flows.

During the year ended June 30, 2003, management determined that an impairment charge was necessary to reduce the carrying value of the Company’s long lived assets to the amount that could be recovered from future operations ..  The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company’s mining assets received from a third-party investor during the third quarter and represented management’s best estimate of the fair value of these assets.  During the year ended June 30, 2003, an impairment charge of $3,291,773 has reduced the carrying amount of mineral properties, plant and equipment.

Recoverability of the investment in the Mica Project is assessed using estimates of proven and probable ore reserves, estimated prices (considering historical and current prices, price trends, and related factors), operating capital, and reclamation costs.  Where capitalized costs are not recoverable, reductions in the carrying value would be recorded to the extent the remaining investment exceeds the estimate of fair value.  Changes in the geological and engineering interpretations of ore bodies, product prices and operating costs may change the Company’s estimate of proven and probable reserves.

It is reasonably possible that the Company’s estimates of proven and probable reserves may change in the future, resulting in additional charges for depreciation, amortization, reclamation and impairments in future reporting periods.

Reclamation Costs

On July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143).  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs.  In addition, the asset retirement cost is capitalized as part of the assets’ carrying value and subsequently allocated to expense over the assets useful life.

The asset retirement obligations associated with the Mica Project consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment.  The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method.  The change in accounting resulted in a decrease to long-lived assets of $161,746, a decrease to long-term liabilities of $147,844 and a cumulative effect charge to earnings of $13,902 during the fiscal year ended June 30, 2003.  T he change in accounting had no impact on the Company’s loss per share in fiscal 2003 .

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (continued)

Reclamation Costs (continued)

The Company’s asset retirement obligation through June 30, 2003 is as follows.

Reclamation reserve, June 30, 2002	$ 190,400
Effect of adoption of SFAS No. 143	(145,091)
Initial liability recognition, July 1, 2002	45,309
Accretion for the year ended June 30, 2003	5,000

Balance at June 30, 2003	$ 50,309

Revenue Recognition

The Company recognizes the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured.  The price received is based upon terms of the contract.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-Based Compensation

The Company has elected to account for stock-based compensation using the intrinsic value method.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  The Company has adopted the disclosure-only provision s of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation”.

The following table shows the pro forma effect of stock-based compensation on the Company’s financial statements at June 30, 2003, 2002 and 2001:

	2003	2002	2001

Net loss, as reported	$ (6,546,504)	$ (4,247,586)	$ (3,365,376)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	-	(77,133)	(116,012)

Pro forma net loss	$ (6,546,504)	$ (4,324,719)	$ (3,481,388)

Basic and diluted loss per common share
As reported	$ (0.19)	$ (0.14)	$ (0.11)
Pro forma	$ (0.19)	$ (0.14)	$ (0.12)

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No.123, and has been determined as if the Company had accounted for its stock option plan under the fair value based method prescribed by SFAS No. 123.  The fair value of options was estimated at the date of grant using a Black-Scholes options valuation model with the following weighted-average assumptions for fiscal years 2003, 2002 and 2001:  risk-free interest rates of 1.53% to 3.58%, respectively, no dividend, volatility factor of the expected market price of the Company’s common stock of 100% and 90%, respectively, and approximate expected lives of 1 to 3 years.

The Black Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting or trading restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Changes in the subjective assumptions can materially affect the fair value estimate.

For the purposes of pro forma disclosure, the weighted-average fair value of the options of $77,133 for fiscal year 2002 (2001 - $116,012) is expensed when the options are granted as the Company’s stock options are fully vested when granted.  No options were granted in fiscal year 2003.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates under different assumptions or conditions.

Significant estimates are used when accounting for the Company’s carrying value of inventory, mineral properties and fixed assets, depreciation, accruals, taxes and contingencies, which are discussed in the respective notes to the financial statements.

Reclassifications

Certain balances as of June 30, 2002 have been reclassified in the accompanying financial statements to conform to the current year presentation.  These classifications had no effect on previously reported net income or stockholders’ equity.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2003 and 2002 due to the relatively short term nature of these instruments.

The fair values of the Company’s notes payable are indeterminable as they were entered into with parties in less than arms length transactions.

The carrying value of the Company’s financing lease approximates the fair value.  Fair value was determined based on the present value of future cash flows.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (continued)

Restricted Cash

As part of the reclamation deposit required for the Black Canyon mica property, the Company had restricted cash of $181,092 and $190,400 at June 30, 2003 and 2002, respectively, comprised of the following:

$50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and

$131,092 and $140,400 at June 30, 2003 and 2002, respectively, held as collateral against an irrevocable letter of credit of the same amount provided to the U.S. Bureau of Land Management, which expires on October 25, 2004.

Both of the amounts will be held until all terms and conditions of the reclamation agreement have been fulfilled or a satisfactory replacement bond has been accepted.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern.  The Company requires additional funds to continue operations, including production and marketing of mica and sand products, exploration commitments on mineral properties, general and administrative expenses and to meet other obligations as they become due.  The Company has hired a new President with extensive experience in the mining industry and administration of public companies.  The Company is currently making efforts to raise interim financing and renegotiate terms with secured creditors for the purpose of making long-term capitalization more attractive.  The Company has also retained an investor relations firm to assist in seeking additional financing and possible joint venture agreements.   T here is no assurance these efforts will be successful or available on terms acceptable to the Company.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to assets and liabilities that would be necessary, and which could be significant, should the Company be unable to continue as a going concern.

NOTE C - INVENTORY

Inventory consisted of the following at June 30, 2003 and 2002.

	2003	2002

Broken ore	$ 634,351	$ 725,202
Work-in-progress	353,196	277,378
Finished goods	90,000	93,200

	$ 1,077,547	$ 1,095,780

NOTE D - INVESTMENTS

Under the terms of a Stock Purchase Agreement (“the Agreement”) dated April 10, 2003, the Company sold all of the issued and outstanding shares of stock of Cobre del Mayo S.A. de D.V., a Mexican corporation (“Cobre del Mayo”) to Frontera Cobre del Mayo, Inc. a Delaware corporation (“Frontera”).  Azco received $200,000 upon closing and $50,000 three months after closing.  In addition, the Company was to receive an initial deferred payment of $250,000, upon the date of construction commencement of the Piedras Verdes copper project, if the COMEX price of copper is less than $1.00 per pound or $500,000 if the COMEX price is greater than $1.00 per pound.  Upon the date of

AZCO MINING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INVESTMENTS (continued)

commercial production, the Company was to receive an additional payment of $500,000, if the COMEX price is less than $1.00 per pound or $1,000,000 if the COMEX price is greater than $1.00 per pound.  Frontera also agreed to pay Azco a royalty of $0.02 per pound of copper produced and sold from Piedras Verdes during any calendar quarter the average COMEX price is equal to or greater than $1.20 per pound, until such time as the initial deferred payment, the subsequent deferred payment and the royalty aggregate in total $4,750,000.

Under the terms of a June 14, 2003 settlement agreement with Mr. Alan Lindsay and Mr. Anthony Harvey, former officers and directors of the Company, all future deferred payments and royalties under the Agreement were assigned to the former d irectors (See Note L ).

On June 18, 1998, the Company entered into an agreement with Mineral Cortez Resources Ltd. (Cortez), a public company which trades on the Canadian Venture Stock Exchange, whereby the Company was granted a right of first refusal for a period of five years to acquire all or any of the property interest that Cortez decides to either joint venture, option, or dispose of.  In consideration, the Company subscribed for 200,000 common shares of Cortez at Cdn. $0.25per share.  The Company was also granted a right of first refusal for the same period to provide up to 100% of any private or public equity or debt financing that Cortez proposes to obtain, on similar terms, as any third party is willing to provide.  In fiscal 1999, the Company purchased an additional 100,000 shares at Cdn. $0.25 per share, bringing the carrying value of the shares to $50,588.

During June 2001, the Company sold its 300,000 share interest in Cortez for Cdn. $0.25 per share.  The sale resulted in a $3,894 loss primarily from movement in the foreign currency exchange.

NOTE E – MINERAL PROPERTIES, PLANT AND EQUIPMENT

The following table shows the carrying value of mineral properties, plant and equipment at June 30, 2003 and 2002.  The decrease in value in 2003 is due to an impairment charge taken in the third quarter (S ee NOTE A , Capital Assests).

	2003	2002

Mineral properties	$ 1,528,724	$ 2,219,996
Mining and processing plant and equipment	4,818,438	7,122,679
Development costs	647,444	1,104,966
Accumulated amortization	(110,204)	(94,769)

	$ 6,884,402	$ 10,352,872

AZCO MINING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – OTHER CAPITAL ASSETS

Other capital assets consist of the following at June 30, 2003 and 2002.

	2003
	Cost	Accumulated Depreciation	Net

Office buildings	$ 152,997	$ 38,191	$ 114,806
Furniture and equipment	381,383	287,518	93,865
Vehicles	81,146	81,146	-

	$ 615,526	$ 406,855	$ 208,671

	2002
	Cost	Accumulated Depreciation	Net

Office buildings	$ 152,997	$ 28,003	$ 124,994
Furniture and equipment	381,383	220,821	160,562
Vehicles	81,146	78,554	2,592

	$ 615,526	$ 327,378	$ 288,148

NOTE G – FINANCING LEASE LIABILITY

In January 2002, the Company completed a financing lease transaction resulting in net proceeds of $2,842,500. Under the terms of the transaction, the Company sold a 40 percent ownership interest in the Company’s mica processing facility located in Glendale, Arizona.  Subsequently, the Company leased the property back for an initial period of 10 years, with an option to repurchase the 40 percent ownership for 120 percent of the original sales price after the second year.  The repurchase price of the property increases by 10 percent of the original sales price each year the option remains unexercised up to a maximum of 150 percent of the original sales price.  Payments for the first 6 months under the financing agreement were $30,000, for the second 6 months they increased to $37,500, and thereafter they are $45,000 per month.  The Company is in default under the terms of the financing lease transaction and is in discussions to resolve the issue.  The Company continues to classify this asset as long term as should negotiations fail to mature the lessor’s remedies pertain to a security interest in most of the Company’s property, plant and equipment.

In connection with this transaction, the Company issued a warrant to purchase 2,550,000 share of the Company’s common stock at $.50 per share.  This warrant vested in January 2002 and is exercisable through January 16, 2007.  The fair value of the warrant of $1,093,808 was determined by the Company using the Black-Scholes valuation model and has been reflected as additional paid-in capital and a discount to the related note.

AZCO MINING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – FINANCING LEASE LIABILITY – (continued)

At June 30, 2003, the future minimum payments due on the financing lease liability consisted of the following.

Years ending June 30,	Amount

2003 (accrued)	$ 270,000
2004	540,000
2005	540,000
2006	540,000
2007	540,000
2008	540,000
Subsequent	1,665,000
4,635,000
Less: unamoritzed discount	(2,482,146)

$ 2,152,854

NOTE H – NOTES PAYABLE

From December 2001 through January 17, 2002, the Company’s past Chief Executive Officer provided unsecured short-term financing in the amount of $243,500.  These funds were provided at a rate of 6.5%, until alternate financing could be secured.  These notes and all associated interest and fees were paid in full, subsequent to the closing of the financing lease agreement in January 2002 whereby the Company secured alternate financing.

In December 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum from a shareholder.  In connection with this loan, the Company issued a warrant to purchase 125,000 shares of common stock at $0.40 per share.  The relative fair value of the warrant at the time of issuance was $29,895 and was reflected in additional paid-in capital and a discount to the related note.  In December 2002, the terms of the loan and the warrants were extended an additional year through December 2003.  The Company’s policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to the shareholder.  Accordingly, an additional $7,188 has been reflected as an increase to accumulated deficit and additional paid-in-capital.

In October 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum from the same shareholder.  In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock at $0.40 per share.  The relative fair value of the warrant at the time of issuance was $33,841 and was reflected as additional paid-in capital and a discount to the related note.  In October 2002, the loan and the warrants were extended an additional year through October 2003.  The Company’s policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder.  Accordingly, an additional $11,617 has been reflected as an increase to accumulated deficit and additional paid-in-capital.

In September 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from the same shareholder.  In connection with this loan, the Company issued a warrant to purchase 250,000 shares of common stock at $0.40 per share.  The relative fair value of the warrant at the time of issuance was $75,415 and was reflected as additional paid-in capital and a discount to the related note.  In September 2002 the terms of the loan and the warrants were extended an additional year through September 2003.  The company’s policy is to account for the increase in value of the warrant (resulting from an extension of the exercise date) as a dividend to the shareholder.  Accordingly, an additional $16,198 has been reflected as an increase to accumulated deficit and additional paid-in-capital.

AZCO MINING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – NOTES PAYABLE (continued)

In August 2001 the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from a shareholder.  In connection with this loan, the Company issued a warrant to purchase 250,000 share of the Company’s common stock at $.40 per share.  The relative fair value of the warrant at the time of issuance was $75,402 and was reflected as additional paid-in capital and a discount to the related note.  This warrant was exercised in January 2002.  In lieu of payment for the exercise price, the outstanding note payable was reduced by $100,000.

In March 2001, the Company received an unsecured loan of $800,000 from its past Chief Executive Officer.  The note bore an interest rate equal to the prime rate plus one percentage point and was due on March 14, 2002.  In connection with this loan, the Company issued a warrant to purchase 300,000 shares of its common stock at $.70 per share. The relative fair value of the warrant at the time of issuance was $119,605.  In October 2001, the Company restructured this note payable.  The note was extended an additional year to March 15, 2003 in consideration for 700,000 warrants to purchase the Company’s stock at an exercise price of $.40.  The warrants vested in December 2001 and expired on October 12, 2003.  The relative fair value of the warrant at the time of issuance was $330,273 and was recorded as additional paid-in capital and a discount to the related note.  In addition, effective October 1, 2001, the interest rate payable on the note was adjusted from prime plus one percent to 12% annually.  In June 2002, the note was again extended through March 2004 in return for a security interest in all of Azco’s accounts receivable, inventory, equipment and real property.

In December 2002, the Company issued a $250,000 note to Cornell Capital Partners LP ("Cornell") in conjunction with the Equity Line of Credit.  A 5% discount was deducted resulting in net proceeds to the Company of $237,500.  The note was paid off before the due date of February 2003 by issuing 1,400,000 shares in the second quarter and an additional 222,586 shares during the third quarter.

In January 2003 , the Company received an additional $226,983 from the sale of a $250,000 note to Cornell in conjunction with the Equity Line of Credit.  Legal fees of $10,517 and a 5% discount of $12,500 were deducted from the proceeds.  The note accrues interest at 24% per year and was due March 17, 2003.  The Company repaid $176,855 of the note in the third quarter through the issue of 1,348,140 shares of its common stock and a balance of $73,145 is currently outstanding.  The Company is currently negotiating financing arrangements with Cornell to address this outstanding balance.

In October 2002, the Company issued a $500,000 convertible debenture to Cornell.  The entire amount of the note was converted into 2,781,750 shares of the Company’s stock during the second and third fiscal quarters based upon the contractual conversion price of the average of the three lowest closing prices of the Company’s common stock for the five trading days immediately preceding the respective conversion date.  The Company’s results of operations for fiscal 2003 reflect expenses of $163,543 for the excess of the market price over the conversion price (beneficial conversion) and $5,871 for the recognition and subsequent mark to market adjustments for the conversion option as a derivative in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

The notes payable, financing lease liability and related warrants have been reflected in the accompanying balance sheet at their relative fair values.  The discount associated with the note payable and the financing lease is being amortized over the term of the respective instrument using the effective interest method.

AZCO MINING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – NOTES PAYABLE (continued)

Notes payable at June 30, 2003 and 2002 consisted of the following:

	2003	2002

12.0% note payable to a shareholder, net of discounts of $0.00 and $14,244. Principal and accrued interest due August 2002. The note is unsecured.	$ -	$ 85,756

Various 12.0% notes due to a shareholder, net of discounts of $0.00 and $42,084. Principal and accrued interest due from September 2003 to December 2003. The various notes are unsecured.	400,000	357,916

12.0% note to an officer of the Company, net of discount of $85,147 and $184,932. Principal and accrued interest due March 2004. Note is secured by the Company’s accounts receivable, inventory, equipment and real property.	714,853	615,068
	1,114,853	1,058,740
Less: current portion	(1,114,853)	(443,672)

	$ -	$ 615,068

NOTE I – CAPITAL LEASES

The Company leases equipment under capital leases expiring in various years through fiscal year 2006.  The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  Each asset is depreciated over the lower of its expected useful life or the lease term.

Minimum future lease payments under capital leases as of June 30, 2003 are as follows.

Years Ending June 30,	Amount

2004	$ 57,492
2005	29,528
2006	16,452
Total minimum payments	103,472
Less: amount representing interest	(9,607)
Present value of net minimum lease payment	93,865
Less: current portion	(52,154)

$ 41,711

AZCO MINING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – CAPITAL LEASES,  (continued)

The Company has reflected the current portion of the liability within “Accounts payable and accrued liabilities” and the long-term portion within “Other liabilities” on its Consolidated Balance Sheets.

NOTE J – STOCKHOLDERS’ EQUITY

In November 2002, the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission in regard to the Equity Line of Credit, became effective.  Under the agreement, the Company became eligible to, at its discretion, periodically issue and sell shares of common stock for up to a total purchase price of $5 million through November 12, 2004.  For each share of common stock purchased under the Equity Line of Credit, the lender will pay 92.5% of the lowest closing bid price of our common stock on the American Stock Exchange for the five trading days immediately following the notice date.  The amount of each advance is subject to a maximum of $500,000 per advance, with a minimum of five trading days between advances.  In addition, Cornell will retain 5% of each advance under the Equity Line of Credit.  Cornell and Westrock Advisors, Inc. received 237,624 and 9,901 shares of common stock, respectively, as a one-time commitment fee, which was equal to $250,000 based on a closing bid of $1.01 on June 19, 2002.  The Company has issued the maximum 6,000,000 shares allowed under the terms of the registration statement filed with the SEC in conjunction with the Cornell financing.

On December 18, 2002, the Company issued 10,000 shares for legal services rendered in conjunction with an August 2002 filing on Form S-8 in connection with the settlement agreement discussed in Note L ..  The value of the shares issued was $10,200 recorded as general and administrative expense in fiscal year 2003.

In July 2002 , as part of a settlement agreement with past officers, the Company agreed to provide the officers with 300,000 shares of its unrestricted common stock, valued at $1.02 per share (See Note L ).

In June 2002, the Company entered into an agreement with an external party whereby the Company will receive certain investor relations services.  The Company agreed to issue 430,000 share s of its common stock in fiscal 2003 as consideration for a retainer.  The shares were valued at $1.00 each.  The Company recognized expenses of $363,000 and $67,000 respectively for the portion of services obtained during fiscal year s 2003 and 2002.

In June 2002, the Company entered into an agreement with an external party whereby the Company will receive certain investor relation services.  The Company issued a warrant for the purchase of 50,000 shares of its common stock at an exercise price of $2.50 as consideration for a retainer.  The warrant was valued at $16,204 using the Black Scholes valuation model.

In April 2002, the Company issued 375,000 shares of its common stock to an existing shareholder at a price of $.40 per share.

In April 2002, the Company entered into an agreement with an external party whereby the Company would receive certain investor relation’s services valued at $253,500.  As consideration for the services rendered, the Company issued 390,000 shares of its common stock.

In November 2001, the Company entered into an agreement with an external party whereby the Company would receive certain legal services valued at $14,250.  The Company issued 25,000 shares of its common stock as consideration for services obtained.

The Company has a stock option plan (the Plan) dated July 24, 1989, as amended, for the granting of options to purchase its common stock.  The board of directors may grant options to key personnel and others as it deems appropriate, provided the number of options does not exceed 5,950,424.  There are no vesting requirements under the Plan.  The options are exercisable over a maximum term of five years.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – STOCKHOLDERS’ EQUITY, (continued)

Stock option and warrant activity for the years ended June 30, 2003 2002 and 2001 are shown in the following table.   For the purposes of the table, c ertain of the options denominated in Canadian dollars have been converted in to United States dollars using current exchange rates.  Movement in the exchange rates caused US dollar option prices to increase in fiscal 2003.

	Stock Options		Stock Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2000	3,549,500	$ 1.28	-	$ -
Granted	250,000	1.15	300,000	0.70
Canceled	(360,000)	1.22	-	-
Expired	(460,500)	1.18	-	-
Exercised	(163,500)	0.91	-	-

Outstanding at June 30, 2001	2,815,500	1.13	300,000	0.70
Granted	190,000	0.67	4,050,000	0.49
Canceled	(80,000)	1.05	-	-
Expired	(600,000)	1.02	-	-
Exercised	(61,500)	0.46	(250,000)	0.40

Outstanding at June 30, 2002	2,264,000	0.67	4,100,000	0.51
Granted	-	-	-	-
Canceled	(1,000,000)	0.70	-	-
Expired	(84,000)	1.20	(350,000)	0.40
Exercised	(30,000)	0.77	-	-

Outstanding at June 30, 2003	1,150,000	$ 0.71	3,750,000	$ 0.53

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – STOCKHOLDERS’ EQUITY, (continued)

Stock options and warrants outstanding and exercisable at June 30, 2003 include the following:

	Outstanding and Exercisable Options			Outstanding and Exercisable Warrants
Exercise Price Range	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Exercise Price Range	Number	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price

$ 0.77	430,000	0.86	$ 0.77	$ 0.70	700,000	2.71	$ 0.70
0.49 – 0.77	360,000	0.17	0.73	0.40	250,000	0.18	0.40
0.59	30,000	0.04	0.59	0.40	125,000	0.30	0.40
0.52	20,000	0.23	0.52	0.40	125,000	0.43	0.40
0.55	50,000	0.40	0.55	$ 0.50	2,550,000	3.54	$ 0.50
0.59	30,000	0.65	0.59		3,750,000
0.70	50,000	1.45	0.70
0.58	50,000	2.83	0.58
$ 0.67	130,000	3.61	$ 0.67
	1,150,000

NOTE K – INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes and effect of accounting change, for the fiscal years ended June 30, 2003, 2002 and 2001, as shown:

	2003	2002	2001

Tax benefit at the federal statutory rate	$ 2,162,910	$ 1,783,517	$ 1,144,228
State tax	318,075	262,282	168,269
Utilization of net operating loss	-	998,053	-
Increase in valuation allowance	(2,380,466)	(2,103,992)	(1,354,345)
Other	(100,519)	58,193	41,848
Tax benefit	$ -	$ 998,053	$ -

The components of the deferred tax asset and deferred tax liability at June 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax asset:
Federal net operating loss carryforwards	$ 6,600,000	$ 4,294,134
State net operating loss carryforwards	1,343,534	1,025,459
Foreign mineral properties	-	1,917,960
Inventories	1,490,369	-
Executive severance	291,820	392,340
Other	39,503	102,708
Valuation allowance	(8,932,726)	(6,838,746)
Net deferred tax asset	832,500	893,855
Deferred tax liability:
Mineral properties, plant and equipment	(832,500)	(893,855)
	$ -	$ -

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – INCOME TAXES, (continued)

At June 30, 2003, the Company had net operating loss carryforwards for Arizona income tax purposes of approximately $21.7 million (2002 - $20.4 million).  These losses expire in the amount of $2.3 million on June 30, 2004, $4.9 million on June 30, 2005, $4.3 million on June 30, 2006, $3.9 million on June 30, 2007, and $6.3 million on June 30, 2008.

At June 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18.9 million (2002 - $12.6 million).  These losses expire between June 30, 2019 and June 30, 2022.

Due to the passage of the 2002 Tax Payer Relief and Economic Stimulation Act in early 2002, the Company was able to carryback the 2001 federal net operating loss to the taxable year ended June 30, 1996, resulting in a federal income tax refund of $998,053 for 2002.

NOTE L – CONTINGENCIES AND COMMITMENTS

Termination of Management Agreements

In October 2000, the Company notified Mr. Alan Lindsay and Mr. Anthony Harvey of its intention not to renew the contracts with each of their personal management companies pursuant to which the Company employed Mr. Lindsay as Chief Executive Officer and President and Mr. Harvey as Executive Vice President and Secretary.  These contracts were scheduled to expire in February 2001.  Mr. Lindsay ceased serving as an officer in October 2000 and resigned as director of the Company in November 2000.  Mr. Harvey ceased serving as an officer in October 2000 and as a director of the Company in May 2001.  Messrs. Lindsay and Harvey each demanded payment of termination fees of $297,675 each, pursuant to their personal management company contracts.  In July 2002, the Company entered into a settlement with Messrs. Lindsay and Harvey recorded in fiscal 2002 at a value of $1,030,900.  The Company agreed to pay each former director the sum of $350,000.  The amount was to be paid in an initial payment of $20,000 each, due upon the signing of the agreement, and in monthly payments of $10,000 thereafter, with the entire balance due within 24 months of the date of the agreement.  In addition, the Company agreed to pay $24,898 representing one half of the legal fees incurred by the former directors.  The Company paid $184,906 through March 31, 2003.  In July 2002, under the terms of the settlement agreement, Azco issued Messrs. Harvey and Lindsay each 150,000 share of unrestricted common stock in Azco Mining, Inc, in conjunction with the filing of a Form S-8 registration statement.  The stock was valued at $1.02 per share for a total of $306,000.

In April 2003, due to the Company’s default status under the settlement agreement, Messrs Harvey and Lindsay filed for and were granted a writ of garnishment against the Company, whereby the court seized $85,908 of Company funds.  In June 2003, the Company entered into a second settlement agreement with the former directors whereby the Company was fully released under the terms of the first settlement agreement for cash payments totaling $102,257, the issuance of 600,000 shares of the Company’s common stock to each of the former executives and the assignment of all the Company’s future rights under the sale of its interest in Cobre del Mayo.  The cash payments consisted of $95,000 being directly paid to the former executives and $7,257 for the reimbursement of legal and court costs.

iCapital Corporation

On June 25, 2002 , Azco received a demand for arbitration filed by iCapital Corporation seeking $144,000 in relief due to failure to pay under a June 26, 2001 Financial Consulting Agreement.  In September 2003 , t he American Arbitration Association awarded iCapital Corporation $144,000 and $5,000 in attorney’s fees as full settlement of the claims submitted for arbitration.  Under the terms of the award the Company had 30 days to remit the amount of the award after which interest accrues at 5% per annum.  The Company has not paid the amount awarded and recorded a current liability of $149,000 in fiscal 2003 reflected in  “Accounts payable and accrued liabilities” on its Consolidated Balance Sheets.  The Company has been in communication with iCapital Corporation and plans to settle once adequate financing has been raised.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – CONTINGENCIES AND COMMITMENTS, (continued)

Eagle River International Ltd. Litigation

On January 22, 1999, the trustee (Petitioner in bankruptcy proceedings against Eagle River International, Ltd. (Eagle River) served a petition, in the Quebec Superior Court, District of Hull, Canada, upon the Company in order to recuperate certain subsidiary stock and other assets from the Company.  The jurisdiction of the courts of Quebec is being currently contested before the Supreme Court of Canada.  It is the understanding of the Company and its Canadian legal counsel that the Petitioner alleges that, through the Company’s involvement with Eagle River in the Mali Project, the Company is guilty of contractual breaches in excess of $4,300,000.  In management’s opinion, based on information to date, this claim is unfounded and management intends to vigorously defend its position.

Employment Agreements

The Company has entered into employment and change of control agreements with its President and Chief Executive Officer.  The employment agreement describes among other things the officer’s duties, compensation levels and benefits.  The term of the agreement is from October 16, 2003 through and including October 15, 2006, and then automatically extends through October 15, 2008 and thereafter year to year unless terminated on 90 days prior notice.  The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment pursuant to certain limitations of the Internal Revenue Code.  In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

The Company has entered into a change of control agreement with its Chairman.  The agreement provides for a lump sum cash payment in the amount not to exceed $100,000 in the event of change in control and resignation from the Board.

Operating Lease Commitments

The Company is obligated under the long-term operating lease for its former executive office space in Vancouver, British Columbia.  Effective March 2003, Azco was released from lease obligations on this office space in exchange for commitments to pay a total of CDN$51,750 on September 1, 2003 to the landlord and sub-lessor.  The Company was unable to make the payment as scheduled and is currently in default under the agreements.

Rental expenses for the Company’s Vancouver office space, net of sublease income, for the years ended June 30, 2003, 2002 and 2001 were $38,438, $34,892 and $78,697, respectively.

Mineral Properties

Although the Company has taken steps, consistent with usual industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE M – SUPPLEMENTAL CASH FLOW INFORMATION

During the fiscal year ended June 30, 2003, the Company had the following non-cash transactions:

-

Issuance of 430,000 shares for consulting services, valued at $430,000.

-

Issuance of 300,000 shares for prior director’s settlement, valued at $306,000.

-

Issuance of 10,000 shares for legal fees, valued at $10,200.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – SUPPLEMENTAL CASH FLOW INFORMATION, (continued)

During the fiscal year ended June 30, 2002 the Company had the following non-cash transactions:

-

Issuance of $100,000 of common stock as a form of payment on an outstanding note payable.

-

Accrual of $267,750 of common stock as consideration for services rendered.

During the fiscal year ended June 30, 2003 and 2002, the Company paid interest on notes payable and financing lease of $607,000 and $316,478, respectively.

NOTE N – OTHER INCOME

Gain on the sale of mineral properties and equipment in fiscal 2003 consisted of $250,000 received in connection with the sale of the Company’s interest in the Piedras Verde project and $65,000 for the disposal of mobile equipment.

NOTE O – SUBSEQUENT EVENTS

New Planet

On August 12, 2003 the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by Mr. W. Pierce Carson, the Company’s current President and Chief Executive Officer.  The Company retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option.