Form 10-K/A
period 2003-06-30
AZCO MINING INC
filed 2005-06-07
CIK 851726

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

In April 2003, the Company sold its 30% share of Cobre del Mayo S.A. de D.V. (“Cobre del Mayo”), the Mexican corporation that holds the Piedras Verdes copper project, to Frontera Cobre del Mayo S.A. de D.V. (“Frontera”), for consideration of $250,000.  In addition, the Company was to receive an initial deferred payment of $250,000, upon the date of construction commencement of the Piedras Verdes copper project, if the COMEX price of copper is less than $1.00 per pound or $500,000 if the COMEX price is greater than $1.00 per pound.  Upon the date of commercial production, the Company was to receive an additional payment of $500,000, if the COMEX price is less than $1.00 per pound or $1,000,000 if the COMEX price is greater than $1.00 per pound.  Frontera also agreed to pay Azco a royalty of $0.02 per pound of copper produced and sold from Piedras Verdes during any calendar quarter the average COMEX price is equal to or greater than $1.20 per pound, until such time as the initial deferred payment, the subsequent deferred payment and the royalty aggregate in total $4,750,000.  In June 2003, the Company subsequently assigned all payment and royalties, defined under the terms of the sale of its interest in Cobre del Mayo, to Mr. Alan Lindsay (“Mr. Lindsay”) and Mr. Anthony Harvey (“Mr. Harvey”), former officers and directors of the Company, under the terms of a settlement agreement.

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

ITEM 2.  PROPERTIES

Black Canyon Mica Project

Background

In 1999 Azco acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation.  The project included 43 Federal unpatented mining claims at Black Canyon, 30 miles north of Phoenix, Arizona, and a pilot plant situated in Glendale, Arizona.  As part of its due diligence process, the Company carried out a marketing study, performed metallurgical testing and confirmatory diamond drilling, and conducted an environmental audit and title work.

  Azco also conducted a geologic mapping program that recorded the many pegmatite dikes that host the ore bodies.  This work identified mica deposits lying outside the area of the original 43 mining claims, and additional claims were acquired.  The Company currently controls 67 Federal unpatented mining claims and 9 Federal millsite claims covering approximately 1,385 acres.

During 1999-2001, Azco began construction of the Glendale processing plant, obtained operating permits from the Bureau of Land Management and the State of Arizona and carried out an initial mining campaign.

 In 2002, Azco commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and sales.  Operations at the mine site were suspended in November 2002.

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

Azco is seeking new funding in the amount of $4.0 million to upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital.  These expansions are required in order to achieve the higher throughputs necessary for sustained economic operation.

The Company’s total expenditures on the Black Canyon project have exceeded $10 million.

Location and Access

The Black Canyon mine is located about 30 miles north of Phoenix, Arizona, 3.5 miles west-southwest of Black Canyon City.  It can be reached via U.S. Highway 17, which connects Phoenix with Flagstaff, and, by a connecting dirt road for the last eight miles.

The Glendale processing plant is located in an industrial area on the west side of Phoenix, Arizona, 47 miles to the south of the mine site.

Mineral Title

Azco’s property holdings at and around the Black Canyon mine consist of 67 Federal unpatented mining claims in Yavapai County, Arizona and 9 Federal millsite claims in Maricopa County, Arizona, which in total cover approximately 1,385 acres.  The claims are located on public land and held pursuant to the General Mining Law of 1872.  The mining rights are fully owned by the Company.  The claims are in good standing in accordance with the mining laws of the United States.

Additional details of Azco’s claims are as follows:  In Yavapai County, the claims are Spencer Nos. 1-43, 77, 79, 122-127, 146-153, 155, 157, 184, and 186-190, located in Sections 12, 13, 14, 23 and 24, Township 8N Range 1E and Sections 6, 7 and 8, T8N R2E, and recorded by the Bureau of Land Management on 2/25/1999 and by Yavapai County on 2/26/1999.  In Maricopa County, the claims are Mica Millsite Nos. 12, 14, 16, and 19-24, located in Sections 27 and 28, T8N R2E, and recorded by the Bureau of Land Management on 9/17/1999 and by Maricopa County on 9/20/1999.

In order to maintain its claims in good standing, Azco must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties.  Annual assessment and recording costs total approximately $10,000.  The Company has paid the required fees for the 2005 assessment year (September 1, 2004 through August 31, 2005).

.

Mining and Processing Facilities

The Black Canyon project consists of two integrated operating facilities.  The mine site west-southwest of Black Canyon City contains the ore reserves where the Company proposes to conduct open pit mining operations.  The crusher, the concentrator and the feldspathic sand plant are located at the mine site.  These facilities depend on diesel generators for power.  Plans call for mining to be carried out by conventional open pit methods.  The ore is trucked from the pit and delivered to a nearby stockpile located adjacent to the crusher and concentrator.  Mica flakes are separated from the pegmatite host rock in a process that involves multi-stage crushing and screening to -3/16” size.  Mica is concentrated from the crushed material utilizing air classifiers.  The resulting concentrate, containing 95% mica, is trucked to the Glendale processing plant for further processing.

In the mica concentrating process at the mine site, the majority of the crushed host rock, which otherwise would be discarded as waste, is converted into feldspathic sand for sale into the local market.  Processing of the feldspathic sand involves screening and magnetic separation to yield sand fractions of various sizes.  The sand products are either bagged for shipment or trucked in bulk to customers.

The mica concentrate is further processed at the 5-acre Glendale plant and office site on the west side of Phoenix.  The processing is designed to achieve the desired product sizes and meet the quality requirements of the market place.  The plant is housed in an 18,000 square foot steel framed building, where equipment is installed for wet grinding, dewatering, drying, and air classification and bagging.  The final products are placed into 50-pound bags or into 1000-pound supersacks ready for shipment to customers.

Operations at the mine site were suspended in November 2002.

Azco is seeking new funding in the amount of $4.0 million to upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital.  These expansions are required in order to achieve the higher throughputs necessary for sustained economic operation.

Permits

In 1999, Azco obtained approval for the Black Canyon Plan of Operations from the Bureau of Land Management and the State of Arizona.  An Environmental Assessment, Clean Water Act Permit and Air Quality Procedures were all approved.  An Aquifer Protection Permit was not required because processing operations at the mine site did not propose the use of water.

Geology and Mineralization

The mica deposits occur as pegmatite dikes cutting Precambrian schist and granite.  These dikes are steeply dipping tabular bodies, continuous along strike and with depth.  The main pegmatite dikes are hosted by the schist and have a northeasterly trend parallel to the structural grain of the schist.  Because the light colored pegmatite dikes are more resistant to weathering than is the enclosing schist, the dikes stand out at the surface as elongated light colored ridges relatively easy to discern and to map geologically.

In the area of the drilled ore reserves, a concentration of pegmatite occurs as a dike swarm and as massive irregular bodies of pegmatite.  An associated major structure, the Central Pit fault, appears to have created a zone of dilation that provided open space for intrusion of the pegmatite.  Drilling has identified seven individual dikes that range from approximately 4 feet to over 20 feet in thickness.  At the surface, massive pegmatite crops out over a width exceeding 50 feet.

The minerals of potential economic value are all found associated with the pegmatite dikes, and consist of muscovite mica, feldspar and silica.  Muscovite mica, the principal commodity, constitutes a major accessory mineral of the pegmatite dikes and is ubiquitous in the pegmatite.  Based on visual estimates of drill core, the content of muscovite in the pegmatite ranges from 5% to 35%.  The muscovite is light to whitish green in color and occurs as discrete, coarse-grained inclusions as well as fine-grained disseminations in the pegmatite.  Feldspar and silica, by-products of the proposed mining operation, make up most of the remaining component minerals of the pegmatite on about a 1:1 ratio.

Ore Reserves

In 1998 and 1999, based on geologic mapping, Azco drilled 41 inclined core holes and collected 59 samples of pegmatite exposed on the surface, at two central locations.  The drill holes and surface samples were spaced approximately 50 feet apart.  The holes ranged from 200 to 600 feet in length, and drilling totaled 13,070 feet.  The drilling covered only a small portion of the zones of outcropping mica-bearing rocks mapped on the Company’s mining claims.

Mintec Inc., an independent geological engineering firm, analyzed Azco’s drilling and sampling results, designed the mining plan and calculated the ore reserves.  In-place mining reserves for the pit design were calculated as 2,399,500 tons of proven ore grading 7.54% mica and 1,527,200 tons of probable ore grading 7.37% mica, for total reserves of 3,926,680 tons of ore grading 7.48% mica, at a cutoff grade of 2.47% mica.  Approximately 60% of the mica contained in these reserves is expected to be recoverable after losses due to mining and beneficiation.

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

Currently sand producers in California and Nevada are significant suppliers to the Phoenix manufactured sand market.  Because the material has to be trucked long distances in order to reach Phoenix, trucking costs are significant and constitute a substantial proportion of the final selling price.  The location of Azco’s Black Canyon mine 30 miles from Phoenix provides the Company with a transportation cost advantage over out-of-state suppliers.

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

Risk Factors

Mica Reserve Estimations

Although independent consultants have reviewed and concurred with the estimations of reserves presented in this annual financial report, such estimations are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling.  If the Black Canyon mining operation encounters mineralization or geologic conditions different from those predicted, reserve estimations might have to be adjusted and mining plans altered.  Changes to the planned operations could adversely affect forecast costs and profitability.

Development and Completion

The development of mineral deposits involves significant risks that even the best evaluation, experience and knowledge cannot eliminate.  The economic feasibility of the Company’s mining claims is based upon a number of factors, including reserve estimations, extraction and process recoveries, engineering, capital and operating costs, future production from the Black Canyon mine and Glendale processing plant, and future prices of mica and feldspathic sand.

The Black Canyon mica project has no significant operating history upon which to base estimates of operating costs and capital requirements.  As a result, estimations of resources, mining and process recoveries and operating costs have been based to a large extent upon the interpretation of geologic data obtained from drill holes, and upon feasibility estimates that derive forecasts of operating costs from anticipated tonnages and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of minerals from the ore, comparable facility and equipment costs, and climatic conditions and other factors.  Commonly in new projects, actual construction costs, operating costs and economic returns differ materially from those initially estimated.  Accordingly, there can be no assurance that the Black Canyon mine can be upgraded or the Glendale processing plant expanded within the time frame or at the cost anticipated by the Company, or that the forecasted operating results can be achieved.  These risks have been mitigated in that although Azco proposes to upgrade or expand both of these facilities, in fact both already have been partially completed and have achieved limited production of marketable products.

Operating

Mining operations generally involve a high degree of risk.  The Company’s operations are subject to all the hazards and risks normally encountered in the development of open pit mining operations, and in particular, production of mica and feldspathic sand.  These risks include unexpected geologic formations and conditions, rock bursts, cave-ins, flooding and other conditions involved in the open pit mining of material, any of which could result in damage to, or destruction of, producing facilities, damage to life or property, environmental damage and possible legal liability.

The Company’s management has taken certain precautions to mitigate these risks.  However, in spite of these precautions, circumstances could arise that result in a significant increase in operating costs or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial position.

Price

According to USGS information, mica prices recuperated in the past two after declining over the prior four years during a period of relatively flat US production.  Irrespective of the apparent recovery in prices, the outlook for future mica prices is unclear.  Feldspathic sand prices and demand have been on the rise over the same period.  The robust housing, construction, and recreational markets in the Southwest have driven demand for sand products, and there are indications that this trend will continue.  However, there are numerous factors beyond the Company’s control that could affect markets for both mica and feldspathic sand.  No assurance can be given as to future prices or demand for the Azco’s products.  Any decline in prices could have a material adverse effect on the Company’s financial position.

Market

Azco’s dual products are mica that it plans to sell nationally into the cosmetics and plastics markets, and feldspathic sand that it plans to sell locally into the Phoenix, Arizona construction and recreational markets.  Although the Company anticipates being able to produce and sell premium products into these markets, it has not yet sold significant quantities of its products and has not entered into sales contracts.  The profitability of Azco’s operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products.  The markets are affected by numerous factors beyond the Company’s control.  For example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices and causing a decrease in demand for the Company’s products.  Another possibility is that the major mica and feldspathic sand producers could engage in a defensive “price war” against Azco as a means of protecting their respective market shares.  Any such factors could adversely impact the Company’s ability to sell its products, the prices it receives for its products and its profitability.

Title

Azco’s property holdings at and around the Black Canyon mine consist of unpatented mining claims located on public land and held pursuant to the General Mining Law of 1872.  The validity of such unpatented mining claims may be subject to title defects and may be contested.  Although there can be no assurance that titles are not defective, the Company has obtained various reports and opinions with respect to its mining claims and believes its claims are in good standing and held according to industry practice.

In recent years the United States Congress has considered amendments to the General Mining Law of 1872, some of which would lower the value of unpatented mining claims by restricting activities and imposing additional user fees or production royalties.  If enacted, these legislative changes could have an adverse impact on the operation of the Black Canyon mine.

Environmental

Mining is subject to potential risks and liabilities associated with pollution of the environment that may result from mineral exploration and production.  Although Azco’s initial mining and processing operation has been approved and permitted by regulatory authorities, the Company could incur unexpected environmental liability resulting from its mining activity at Black Canyon, or even stemming from previous activity conducted by others prior to Azco’s ownership.  Insurance against environmental mining risks (including liability for the disposal of waste products) generally is not available at a reasonable price and currently the Company does not have and does not intend to purchase such insurance.  Should Azco be unable to fund a required environmental remedy, the Company might be forced to suspend operations or enter into interim compliance measures pending completion of the remedy.

Laws and regulations involving the protection and remediation of the environment are constantly changing and generally are becoming more restrictive.  The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.  Although Azco has obtained the permits required to commence operations at Black Canyon and has conducted mining and processing activities under those permits, there can be no assurance that in the future the Company’s operations will not be subject to more stringent regulations or to unfavorable interpretations of present regulations.  It is possible that costs and delays in complying with such regulations could adversely affect the Company’s mining plan or any potential expansion of that plan.  This risk is mitigated at Black Canyon in that no water or chemicals are released into the environment during the mining and recovery process.

Mining Legislation and Regulation

AZCO is subject to extensive United States federal, state and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances and other matters.  The Company believes that it has complied with all laws and regulations required for its initial mining operations.  However, new laws and regulations or more stringent enforcement could have a material adverse impact on the Company, causing a delay or reduction in production, increasing costs and preventing an expansion of mining activities.

Financing Risk

The Company has no significant operating history nor generated any cash flow.  To satisfy capital requirements it has relied on the issuance of equity securities, loans from shareholders and sales of assets.  Azco believes that the $4.0 million of new financing it seeks would provide capital in an amount sufficient for it to upgrade, expand and operate the Black Canyon mica project and to achieve positive cash flow.  However, there can be no assurance that the Company will succeed in arranging the required financing.

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

The following table summarizes the high and low closing sales prices per share of Azco’s common stock on the American Stock Exchange and on the Toronto Stock Exchange for the periods indicated:

Quarter ended	American Stock Exchange (U.S. $)		Toronto Stock Exchange (Canadian $)
2001	HIGH	LOW	HIGH	LOW
09/30/01	$0.76	$0.43	$1.15	$0.55
12/31/01	0.69	0.49	1.08	0.73

2002	HIGH	LOW	HIGH	LOW
03/31/02	$1.20	$0.53	$1.96	$0.94
06/30/02	1.13	0.82	1.84	1.08
09/30/02	1.00	0.66	1.55	1.09
12/31/02	0.70	0.13	1.06	0.21

2003	HIGH	LOW	HIGH	LOW
03/31/03	$0.27	$0.10	$0.44	$0.16
06/30/03	0.17	0.10	0.23	0.08

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations for the years ended June 30, 2003 and 2002 reflect under-capitalization of the Company’s Black Canyon mica project, which project requires additional funding to be able to resume production and to achieve sustained profitable operation.  Results of operations similar to those in 2003 and 2002 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments.  The Company anticipates a need for at least $5.2 million in order to satisfy past commitments, commence mining operations and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report.  If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

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

If and when financing is procured and production resumes, the Company expects that it will require 12 months or more time in order for it to introduce its mica and feldspathic sand products into the markets and to build a customer base necessary for sustained sales and profitable operation.  Although the Company anticipates being able to sell dual products of mica and feldspathic sand, it has not yet sold significant quantities of these products and has not entered into sales contracts.  There are numerous factors beyond the Company’s control that could affect markets for both mica and feldspathic sand.  The profitability of the Company’s operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products.  See also “Risk Factors” under the description of the Black Canyon mica project in this annual financial report.

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

Management has developed a plan to place the Company on an improved financial footing.  Important elements of the plan include becoming compliant in the filing of our annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0-$6.0 million.  An important priority has been to bring the financial reports current.  Our auditor has completed the audit of the annual financial statement for the period ending June 30, 2004 and we expect to be able to file that annual report, followed by the quarterly financial reports for fiscal 2004 and 2005 and to be able to timely file our fiscal 2005 annual financial statement.  We have provided for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries, and during the first half of fiscal 2004 received revenue of $160,000 from such sales.  In addition, the Company has obtained interim funding through the first ten months of fiscal 2004 by selling $348,000 of its common stock to accredited investors.  We have received verbal, nonbinding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its annual and quarterly financial statements and its stock resumes trading on the Over the Counter Bulletin Board.  We have begun discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.  If we are able to continue to secure interim financing, restructure debt and in 2005 obtain the additional required project financing, we believe  that in 2006 the Company could be in a position to begin profitable mining operations.

Azco will need additional interim funding to meet its operating expenses.  We plan to secure such interim funding through sales of the Company’s common stock to accredited investors and by continuing to sell mica from inventory.  If we are unable to procure such additional funding, the Company may be required to eliminate substantially all business activities to conserve cash or may need to seek protection under the U.S. bankruptcy laws.

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

An independent geological engineering firm estimated ore reserves at the Black Canyon mine based on Azco’s exploration program completed in 1999.  Ore reserve estimates are based upon engineering evaluations of assay values from 41 drill holes and 59 samples of outcropping surface exposures.  These data were analyzed geostatistically and a geologic block model produced.  The model formed the basis on which the open pits were designed and on which the probable and proven reserves were calculated.  The methodology used was rigorous and conforms to accepted industry standards.  However, the distribution and spacing of data were such that the open pit analysis in the study produced a geometry that approached the limits of the model.  Additional drilling would need to be carried out in order to improve confidence in the mica grade and to increase the amount of proven and probable material.

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

    The asset retirement costs associated with the Black Canyon mine consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment.  The Company developed estimations of and accounting for asset retirement costs in conjunction with third parties and with the Company’s auditors.  The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method.  The change in accounting resulted in a decrease to long-lived assets of $161,746, a decrease to long-term liabilities of $147,844 and a cumulative effect charge to earnings of $13,902 during the fiscal year ended June 30, 2003.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 replaced certain previously issued accounting guidance, developed a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadened the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired).  This Statement was effective as of the beginning of fiscal 2003.  The Company considered the guidance in SFAS No. 144 in writing down approximately $3.3 million of long-lived capital assets for the fiscal year ended June 30, 2003.  This write-down was based on a formal indication of willingness by a third party to acquire the Company’s mining assets received during the third quarter and accordingly represents managements best estimate of the fair value of these assets.  Due to the limited market for this equipment, its current dormancy and its remote location it is highly likely management will need to make additional adjustments to the estimate if additional impairment of this equipment occurs.

The Company recognizes the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured.  The price received is based upon terms of the contract.

Inventory is stated at the lower of cost or net realizable value.  Inventory consists of the following as of June 30, 2003:

Inventoried mining costs

$634,351

In-Process inventory

$353,196

Finished goods inventory

$ 90,000

Finished goods inventory is valued at cost, which currently is less than the estimated retail value the product would be able to realize in sales.  Subsequent to year-end, in-process inventory was converted into finished goods inventory and the carrying value is also based at cost, which is less than the current market value.

Prior to 2001, the Company had a policy of capitalizing inventory costs.  Because of liquidity concerns, unfunded capital needs and the relative inaccessibility of the inventory located at the mine site, for the last two years management has ceased capitalizing inventory costs and has expensed all mining costs.  Because of the aforementioned factors management believes the inventory is currently being carried on the balance sheet at its residual usefulness.  The residual usefulness is measured in terms of equivalent expenditures that would have to be made in the ordinary course of business in order to procure a corresponding utility.  Utility would be indicated primarily by the current cost of replacement as would be reflected in the cost of production.  For the years ended June 30, 2003 and 2002 the Company has charged to results of operations $996,223 and $1,340,207 respectively, which it believes are the estimated costs over the net realizable values.  These charges are recorded on the consolidated statement of operations under production costs.  Based on estimated operating costs, management believes if it receives the capitalization it seeks as discussed under Capital and Liquidity Resources, the Company will be able to realize at least the carrying value of the inventoried mining costs at reasonably expected production rates and sales volumes of finished mica product.  At the point in time management believes new financing most likely will not occur or that such financing will be significantly delayed, it will reevaluate additional impairment charges for the inventoried mining costs, including the possibility of writing off these costs completely.

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

ITEM 9a. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure required disclosure information is accumulated and communicated to management in a timely manner.  Management reviewed this system of disclosure controls and procedures at June 30, 2003 and concluded that the current system of controls and procedures is effective at accomplishing all the items defined as disclosure controls and procedures in Exchange Act Rule 13a-15(e).

The Company maintains a system of internal controls and procedures for financial reporting.  Since the date of management’s most recent evaluation, there have been no changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation of Azco’s Chief Executive Officer and the other most highly compensated executive officers earning in excess of $100,000 for the fiscal years ended June 30, 2003, 2002 and 2001:

Summary Compensation Table

			Annual Compensation		Long-Term Compensation
Name and Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/SARs (#)	LTIP payouts ($)	All Other Compensation

Lawrence G. Olson	2003	$0	$0	$0	0	0	0	0
President, CEO,	2002	$0	$0	$0	0	100,000	0	0
Chairman	2001	$0	$0	$4,500(1)	0	0	0	0

Ryan A. Modesto	2003	$66,000	$0	$0	0	0	0	0
V.P. of Finance,	2002	$136,000	$0	$0	0	30,000	0	0
Secretary	2001	$110,000	$0	$31,044(2)	0	0	0	0

Gary L. Simmerman	2003	$87,500	$0	$0	0	0	0	0
V.P. of Operations	2002	$189,592	$0	$0	0	0	0	0
	2001	$160,416	$0	$0	0	0	0	0

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

		Common Stock Beneficially Owned
Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class(4)
Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	3,978,700(1)	9.3%
W. Pierce Carson 33 Camino de Avila Tijeras, NM	Common Stock	4,000,000 (2)	9.0%
Officers and Directors As a Group (2 Persons)	Common Stock	7,978,700 (3)	17.1%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table discloses the fees for professional services provided by PricewaterhouseCoppers LLP in each of the last two fiscal years:

	2003	2002

Audit Fees(1)	$120,073	$65,500
Tax Fees(2)	$19,200	$17,975

(1)

Includes services rendered for audit of the Company’s consolidated financial statements (2002), review of quarterly financial information and assistance and issuance of consents associated with SEC filings.

(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)

1.

Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1 through F-23.

2.

Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

Exhibit No.	Description	Location
10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

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

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

Exhibit No.	Description	Location

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

Exhibit No.	Description	Location

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Provided herewith

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Provided herewith

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Provided herewith

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Provided herewith

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the SEC on October 15, 2001

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2005.

AZCO MINING INC.

By: /s/ W. Pierce Carson
Name: W. Pierce Carson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on May 18, 2005.

SIGNATURE	TITLE

/s/ Lawrence G. Olson Lawrence G. Olson	Chairman of the Board

/s/ W. Pierce Carson W. Pierce Carson	President and Chief Executive Officer (Principal Executive Officer)

/s/ W. Pierce Carson_____ W. Pierce Carson	Chief Financial Officer (Principal Financial Officer)