Form 10KSB
period 2004-06-30
AZCO MINING INC
filed 2005-12-28
CIK 851726

FORM 10-KSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934

Commission file number: 0-20430

AZCO MINING INC.

(Name of small business issuer in its charter)

         Delaware

        84-1094315

(State or other jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

7239 N El Mirage Road, Glendale, AZ                       85307

(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (623) 935-0774

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

               Exchange on which Registered

Common Stock, $.002 par value       NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No X_

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for issuer’s most recent fiscal year:  $167,863

Aggregate market value of stock held by non-affiliates as of December 20, 2005:  $42,277,299

Number of shares of the issuer’s common stock outstanding as of December 20, 2005:  63,111,700

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:  Yes__   No_X_

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

Recent Developments

Since June 30, 2004 and through the date of this filing, Azco has remained minimally active while it continues to seek sources of new financing.  The Black Canyon mica mine has not operated since operations were suspended in November 2002.  The Glendale processing facility has continued to operate on an intermittent basis in fiscals 2003 and 2004, as required to fill purchase orders, using mica from inventory.  The Company has continued, on a limited basis, to sell mica to key customers in the plastics and cosmetic industries, and during fiscal 2004 generated $167,863 in revenues.  In addition, the Company financed its activities by selling $367,000 and $256,000 of common stock in fiscal years 2004 and 2005 respectively, and $885,491 of common stock in fiscal 2006 through December 20, 2005

In fiscal 2003, Azco raised approximately $1,000,000 through the sale of securities to Cornell Capital Partners (“Cornell”) under an equity line of credit agreement and a securities purchase agreement.

The Company entered into these two agreements with Cornell in June 2002 and September 2002 respectively.  The Company issued the maximum of 6,000,000 shares allowed under the terms of the agreements.

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

Azco incurred no exploration expenses during fiscals 2004 and 2003 in connection with Cobre del Mayo. Prior to the sale of its interest in Cobre del Mayo, the Company elected to dilute its interest in the project, as was permitted by the terms of the Cobre del Mayo shareholders’ agreement.

The Company incurred no exploration expense during fiscal 2004 in connection with its lease of the mineral property owned by New Planet Copper Mining Company in La Paz County, Arizona.  In August 2003, the Company sold its interest in this property subject to an option to reacquire a 25% interest at the time of any future commercial development. In September 2005, the Company reacquired the lease of the mineral property owned by New Planet Copper Mining Company.

Products

  Azco produced and sold mica-filled plastic pellets to the manufacturers of reinforced plastics in the first quarter of fiscal 2004.  Currently the Company is unable to produce plastic pellets due to a lack of working capital but has continued to sell, to a key customer, the mica needed to produce the pellets.  Azco also has continued to sell cosmetic grade mica on a limited basis.  The Company has limited quantities of inventoried mica available for its key mica customers, while it seeks financing to resume production.

  Azco produced and sold no feldspathic sand, a by-product of mica production, during fiscal 2004. In the first half of fiscal 2003, Azco sold feldspathic sand as golf course bunker sand and as stucco sand.  Sand sales ceased due to the suspension of crushing and concentrating operations at the Black Canyon mine in November 2002.

Marketing

Marketing efforts have been placed on hold pending the resumption of production.  The Company maintains contact with current and past customers.

Customers

Azco sells its cosmetic grade mica to Presperse, Inc. and to KOBO, who distribute the product to cosmetic manufacturers.  The Company sells its mica-filled plastic pellets and mica powder to a major plastic consumer in Canada.  Azco sold no feldspathic sand products in fiscal 2004.

Competition

Many companies are engaged in the exploration and development of mineral properties.  Azco is at a disadvantage with respect to those competitors whose technical and financial resources exceed Azco’s.

Azco’s main competitors include Olglebay Norton Specialty Minerals, Engelhard Corp. and Georgia Industrial Minerals, who are significant producers of wet ground mica; and Oglebay Norton and J. R. Simplot, who are important suppliers of manufactured sand to the Phoenix, Arizona area.

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

Employees And Consultants

As of June 30, 2004, we had one full-time employee and two part-time consultants.  Our employees are not covered by labor union contracts or collective bargaining agreements.

ITEM 2.  PROPERTIES

Black Canyon Mica Project

Background

In 1999 Azco acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation.  The project included 43 unpatented mining claims at Black Canyon, 30 miles north of Phoenix, Arizona, and a pilot plant situated in Glendale, Arizona.  As part of its due diligence process, the Company carried out a marketing study, performed metallurgical testing and confirmatory diamond drilling, and conducted an environmental audit and title work.

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

 In 2002, the Company commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and commercial sales.  Operations at the mine site were suspended in November 2002.

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

Location and Access

The Black Canyon mine is located about 30 miles north of Phoenix, Arizona, 3.5 miles west-southwest of Black Canyon City.  It can be reached via U.S. Interstate 17, which connects Phoenix with Flagstaff, and by a connecting dirt road for the last eight miles.

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

In order to maintain its claims in good standing, Azco must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties.  Annual assessment and recording costs total approximately $10,000.  The Company has paid the required fees for the 2005 and 2006 assessment years (September 1, 2004 through August 31, 2006).

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

Mintec Inc., an independent geological engineering firm, analyzed Azco’s drilling and sampling results, designed the mining plan and calculated the ore reserves.  In-place mining reserves for the pit design were calculated as 2,399,500 tons of proven ore grading 7.54% mica and 1,527,200 tons of probable ore grading 7.37% mica, for total reserves of 3,926,680 tons of ore grading 7.48% mica, at a cutoff grade of 2.47% mica.  Approximately 60% of the mica contained in these reserves is expected to be recoverable after losses due to mining and beneficiation

Mica

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

In fiscal 2004 Azco sold a portion of the mica it produced and retained a portion in inventory.  The Company sold mica products to customers in the plastics and cosmetics industries and for other specialized applications.   Sales to key customers are continuing on a limited basis.  In addition, other potential consumers have conducted trial tests of the Company’s mica products.

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

Currently sand producers in California and Nevada supply sand to the Phoenix manufactured sand market. Because the material has to be trucked long distances in order to reach Phoenix, trucking costs are significant and constitute a substantial proportion of the final selling price.  The location of Azco’s Black Canyon mine only 30 miles from Phoenix provides the Company with a transportation cost advantage over competitors who import sand into Arizona.

In fiscal 2004 Azco sold no feldspathic sand products.  In 2003 the Company sold its entire inventory of feldspathic sand to customers in the Phoenix area.

Impairment Charge and Carrying Value of Assets

In fiscal 2003, management determined that an impairment charge of $3,291,773 was necessary to more accurately reflect the carrying value of its mineral properties, plant and equipment.  The impairment charge was reflected in the Company’s financial statements for the period ended June 30, 2003.

Subsequent to the year ended June 30, 2004, the Company obtained an independent appraisal of the equipment at the Black Canyon mine and at the Glendale processing plant. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the company recognized an increase to the reserve for impairment of $4,824,446.

As of June 30, 2004, Azco carried its long-lived assets at the following values:

Land and buildings, net	$ 480,552
Idle equipment, net	1,701,000
Total	$ 2,181,552

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

Price

According to USGS information, mica prices recuperated in the past three years after declining over the prior four years during a period of relatively flat US production.  Irrespective of the apparent recovery in prices, the outlook for future mica prices is unclear.  Feldspathic sand prices and demand have been on the rise over the same period.  The robust housing, construction, and recreational markets in the Southwest have driven demand for sand products, and there are indications that this trend will continue.  However, there are numerous factors beyond the Company’s control that could affect markets for both mica and feldspathic sand.  No assurance can be given as to future prices or demand for Azco’s products.  Any decline in prices could have a material adverse effect on the Company’s financial position.

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

New Planet Property

In September 2000, Azco entered into a lease and purchase option agreement with New Planet Copper Mining Company on 31 patented mining claims located in La Paz County, Arizona.  On August 12, 2003 the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures LLC, a corporation controlled by the Company’s current President and Chief Executive Officer.  The Company retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option.

On September 22, 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company’s common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

ITEM 3.  LEGAL PROCEEDINGS

In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors, Lindsay and Harvey.  Azco agreed to pay each former director the sum of $350,000.  The sum was to be paid in an initial amount of $20,000 each, due upon the signing of the agreement, and in monthly amounts of $10,000 thereafter, with the entire balance due within 24 months of the date of the agreement.  In addition, Azco agreed to pay $24,898 representing one half of the legal fees incurred by the former directors.  The Company paid $184,906 through March 31, 2003.  Azco also issued Lindsay and Harvey each 150,000 shares of unrestricted common stock under the terms of the settlement agreement.

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

In June 2002 Azco received a demand for arbitration filed by iCapital Corporation (“iCapital”) seeking $144,000 in relief due to failure to pay under a June 2001 financial consulting agreement.  On September 18, 2003 the American Arbitration Association awarded iCapital $144,000 plus $5,000 in attorney’s fees as full settlement of the claim.  Under the terms of the award the Company had 30 days to remit the amount of the award, after which interest accrues at 5% per annum.  On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 amount owed, by the issue of 500,000 unregistered shares of its common stock to be held by the Company and released to iCapital in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be released monthly to be calculated on the basis of the market price of the Company’s stock at the time released.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SBI PURCHASE OF EQUITY SECURITIES

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

In May 2004 the Company received notice that the TSX was reviewing the eligibility for continued listing on TSX of the common shares of the Company pursuant to Part VII of The Toronto Stock Exchange Company Manual.  The Company fell below several requirements for continued listing, primarily related to its financial condition and operating results.  In September 2004, the Company’s shares were suspended from trading on the TSX.  Subsequently, the Company delisted voluntarily from the TSX.

As of December 20, 2005, there were 63,111,700 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of Azco’s common stock on the American Stock Exchange and on the Toronto Stock Exchange for the periods indicated:

Quarter ended	American Stock Exchange (U.S. $)		Toronto Stock Exchange (Canadian $)
2002	HIGH	LOW	HIGH	LOW
09/30/02	$1.00	$0.66	$1.55	$1.09
12/31/02	0.70	0.13	1.06	0.21

2003	HIGH	LOW	HIGH	LOW
03/31/03	$0.27	$0.10	$0.44	$0.16
06/30/03	0.17	0.10	0.23	0.08

The following table summarizes the high and low closing sales price per share of Azco’s common stock as quoted on the OTCBB and the “Pink Sheets” for the periods indicated:

Quarter ended	OTCBB (U.S. $)		“Pink Sheets” (U.S. $)
2003	HIGH	LOW	HIGH	LOW
09/30/03	$0.21	$0.05	-	-
12/31/03	0.30	0.14	-	-

2004	HIGH	LOW	HIGH	LOW
03/31/04	-	-	$0.20	$0.10
06/30/04	-	-	0.16	0.10

Holders Of Common Equity

As of December 20, 2005 Azco had 890 recordholders of common stock.

Dividends

Azco’s Board of Directors has not declared a dividend on its common stock since Azco’s inception and has no plans to pay a cash dividend in the foreseeable future.

Recent Sales Of Securities

During fiscal 2006 through December 20, 2005, the Company sold $885,491 of unregistered common stock to accredited investors at prices ranging from $.10 to $.45 per share.

During fiscal 2005, the Company sold $ 256,000 of unregistered common stock to accredited investors at a price of $.10 per share.

During fiscal 2004, the Company sold $367,000 of unregistered common stock to accredited investors at prices ranging from $.10 to $.15 per share.

On July 22, 2004, the Company granted five-year options to each of its directors totaling 3,000,000 shares in the aggregate.  On September 23, 2004, an officer agreed to accept 1,000,000 shares as payment of accrued salary of $100,000.  In addition, on March 4, 2005 and September 22, 2005, the officers and directors agreed to accept 2,000,000 and 1,500,000 shares respectively of the Company's unregistered common stock as payment of accrued interest on notes payable and accrued salary valued on each date at $200,000 in the aggregate.

On September 22, 2005, the Company agreed to issue 2,000,000 shares of unregistered common stock to an officer in connection with reacquisition of a mineral lease.

Subsequent to June 30, 2004, the Company entered into consulting agreements with nine entities that provide for the issue in the aggregate of 3,555,000 shares of unregistered common stock for services.

Subsequent to June 30, 2004, the Company entered into debt conversion agreements with three entities that provide for the issue in the aggregate of 750,000 shares of unregistered common stock as payment for approximately $150,000 owed pursuant to an arbitration award and for approximately $80,000 owed for services rendered.

  In November 2003, the Company issued 1,000,000 shares of unregistered common stock for services rendered.

In August 2003, the Company entered into an agreement with a third party ("Finder") whereby the Company will pay a finder's fee for the introduction to the Company of accredited investors with whom the Finder has a pre-existing substantive relationship and who subscribe to private placement purchases of the Company's common stock.  The fee is one share of common stock for every five shares of common stock investors introduced to the Company by the Finder, purchase from the Company.  In fiscal 2005, 312,000 shares were issued to the Finder under the agreement.  In fiscal 2004, 686,000 shares were issued to the Finder under the agreement and for other services performed.

In June 2003, Azco entered into a second settlement agreement with Lindsay and Harvey (see below), due to the Company’s default under certain of its obligations under the initial settlement agreement. Under the second settlement agreement, among other terms, the Company agreed to issue 600,000 shares of unregistered common stock to each of the former executives.

In July 2002, Azco entered into a settlement agreement regarding fees payable under terminated management contracts with two of its former officers and directors, Lindsay and Harvey.  Under the terms of the settlement agreement, among other conditions, Azco agreed to issue Lindsay and Harvey each 150,000 shares of unrestricted common stock.  The shares were issued in July 2002.

In December 2002, the Company issued 10,000 shares of unregistered common stock for legal services rendered in connection with the issue of stock under the settlement agreement discussed in the previous paragraph.

In June 2002 and September 2002, Azco entered into an equity line of credit agreement and a securities purchase agreement, respectively, with Cornell Capital Partners (“Cornell”).  In fiscal 2003 the Company raised approximately $1,000,000 by the sale of securities to Cornell under these agreements.  The Company issued the maximum of 6,000,000 shares allowed under the terms of the agreements.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations for the years ended June 30, 2004 and 2003 reflect under-capitalization of the Company’s Black Canyon mica project, which project requires additional funding to be able to resume production and to achieve sustained profitable operation.  Results of operations similar to those in 2004 and 2003 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments.  The Company anticipates a need for at least $5.7 million in order to satisfy past commitments, commence mining operations and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report.  If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

Results Of Operations

Year Ended June 30, 2004 Compared To Year Ended June 30, 2003

Sales

Sales increased to $167,863 in fiscal 2004 from $55,469 in fiscal 2003 due primarily to increased sales of mica-filled plastic pellets in fiscal 2004.  The mica sold was sourced from inventory. No revenue was generated from the sale of feldspathic sand in fiscal 2004, due to the curtailment of operations at the Company’s crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator.  The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

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

Expenses

Production costs increased in fiscal 2004 to $318,252 from $36,791 in 2003, an increase of $281,460.  This increase in fiscal 2004 was due to the cessation of production at the Black Canyon facilities in November 2002, and continuation of processing operations at the Glendale plant during fiscal 2004.

G&A and salaries combined decreased in fiscal 2004 to $1,121,287 from $1,329,372 in 2003, a decrease of $208,085. This decrease in fiscal 2004 was due to staff and administrative cutbacks, and reductions of accounting and legal fees instituted as cost saving measures.

Financing expenses in the fiscal year ended June 30, 2004 were $32,885 compared to $463,476 in the previous year.  The relatively high expenses in fiscal 2003 related to fees under a 2002 financial agreement, whereby the Company agreed to pay fees in the form of its common stock in the amount of  $430,000, of which $363,000 was recorded in fiscal 2003.

Settlement agreement expenses of $257,743 were recorded as recovered in fiscal 2003 due to the relinquishment of debt when the Company entered into a second settlement agreement with two former executives and restructured the terms of the initial settlement agreement.

An impairment charge of $4,287,996 was recorded in fiscal 2003, which reduced the carrying value of inventory, property, plant and equipment. The amount of impairment was based upon a third party’s formal indication of willingness to acquire the Company’s mining assets.  It represented management’s best estimate of the fair value of those assets.

Subsequent to the year ended June 30, 2004, the Company obtained an independent appraisal of the plant and equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the company recognized an increase to the reserve for impairment of $4,824,446.  The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets of $5,789,613.

Other Income and Expenses

Other income and expenses in fiscal 2004 were $(422,405) as compared to $(139,643) in 2003.  Accretion of discounts on notes payable and lease liability decreased in fiscal 2004 to $(278,151) from $(345,854) in 2003 due to full amortization in 2004 of discounts on notes payable.

Other income of $315,000 in fiscal 2003 consisted of $250,000 received in connection with the sale of the Company’s interest in the Piedras Verde project and $65,000 for the disposal of mobile equipment.

Liquidity And Capital Resources

As of June 30, 2004, Azco had cash-on-hand of $5,958 as compared to $707 at June 30, 2003.

Azco has continued to seek funding for its mica project. The Company financed these efforts during fiscal 2004 with the proceeds of the sale of $167,863 of mica-filled plastic pellets and mica powder, including cosmetic grade mica.  In addition, the Company sold $367,000 of common stock during fiscal 2004 through the offering of stock subscriptions to shareholders and sophisticated investors.

In an effort to bring the mica project to commercial production, fund the Company’s corporate commitments and initiate an exploration program, Azco anticipates the need for at least $5.7 million of additional financing during the next 36 months, in order to fund the following expected uses:

Mica project operating losses	$1,200,000
Mica project capital expenditures	2,800,000
Corporate overhead and related expenses	1,200,000
Exploration program	500,000
Total funds needed	$5,700,000

This projection assumes that the Company will be able to restructure its current debt and lease commitments whereby interest, principal and lease payments will be paid from future mica project revenues or with equity components.

Management has developed a plan to place the Company on an improved financial footing.  Important elements of the plan include becoming compliant in the filing of our annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0-$6.0 million.  An important priority has been to bring the financial reports current.  Our auditor currently is conducting the audit for the fiscal year ending June 30, 2005. We expect to be able to file the 2005 annual financial statement together with the 2005 quarterly financial statements during the first quarter of calendar 2006.  We have provided for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries.  In addition, the Company has obtained interim funding by selling $367,000, $256,000 and $885,491 of its common stock to accredited investors during fiscal years 2004, 2005 and 2006 through December 20, 2005 respectively.  We have received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board.  We have begun discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major financing if such financing can be arranged.  If we are able to continue to secure interim financing, restructure debt and in 2006 obtain the additional required project financing, we believe that the Company could be in a position to begin profitable mining operations.

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

In January 2002, Azco completed a financing lease transaction that yielded Azco net proceeds of $2,842,500.  Under the terms of the transaction, Azco sold a 40% ownership in its mica processing facility located in Glendale, Arizona.  Subsequently, Azco leased the property back for an initial period of 10 years, with an option to repurchase the stake for 120% of the original sales price, of $3,000,000, after the second year.  The repurchase price of the property increases by 10% of the original sales price each year the option remains unexercised up to a maximum of 150% of the original sales price.  The lessor maintains a mirror image option to put the property back to the Company.  Payments for the first 6 months under the lease agreement were $30,000, for the second 6 months they increase to $37,500 after which time they are $45,000 per month.  In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company’s common stock at $0.50 per share.  The warrant vested in January 2002 and is exercisable through January 16, 2007.  The Company paid the first 12 lease payments but currently is in default under terms of the agreement.  The Company plans to restructure the terms of the lease agreement if and when funding can be arranged for the mica project.

As of June 30, 2004 the Company is past due on $810,000 of accrued rental payments under the financing lease.  See discussion in the notes to the financial statements.

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

In September 2001, Azco received a one-year $200,000 loan, bearing interest at 12% per annum, from the same shareholder.  In connection with this loan, Azco issued a warrant to purchase 250,000 shares of Azco’s common stock at $.40 per share.  In December 2002 the loan was restructured and was payable in December 2003.  It currently is in default.  The warrant vested in November 2001 and expired in September 2003.  Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

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

The agreements Azco has with the shareholder and Mr. Olson described above are with parties related to the Company and may not be at arms-length.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in Item 7.  We believe our most critical accounting policies relate to revenue recognition, accounting for asset retirement obligations, capitalization of mineral properties and ore reserves, depreciation of plant and equipment, and the carrying value of inventory.

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

The asset retirement costs associated with the Black Canyon mine consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment.  The Company developed estimations of and accounting for asset retirement costs in conjunction with third parties and with the Company’s auditors.  The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method.  The change in accounting resulted in a decrease to long-lived assets of $161,746, a decrease to long-term liabilities of $147,844 and a cumulative effect charge to earnings of $13,902 during the fiscal year ended June 30, 2003.  The change in accounting had no impact on the Company’s loss per share in fiscal 2003.

As of June 30, 2004, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property:  $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management, maturing October 25, 2004.  Both of the amounts will be held until all conditions of the reclamation agreement have been fulfilled.

A roll forward of the Company’s asset retirement obligation through June 30, 2004 is as follows:

Initial liability recognition, July 1, 2002	$ 45,309
Accretion	10,000
Balance, June 30, 2004	$ 55,309

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 replaced certain previously issued accounting guidance, developed a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadened the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired).  This Statement was effective as of the beginning of fiscal 2003.  The Company considered the guidance in SFAS No. 144 in writing down approximately $3.3 million and $4.8 million of long-lived capital assets for the fiscal years ended June 30, 2003 and 2004 respectively.

The Company recognizes the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured.  The price received is based upon terms of the contract.

Inventory is recorded at the lower of cost and net realizable value.  Cost is determined on a weighted average basis and includes all costs in bringing the inventory to its present location and condition.  Net realizable value is the estimated price at which inventory can be sold in the normal course of business after allowing for the cost of completion and sale.

As of June 30, 2004, the Company’s inventory was reduced to estimated net realizable value.  Results of operations for the years ended June 30, 2004 and 2003 included a corresponding charge of $965,167 and $996,223, respectively, which represents the estimated excess of cost over net realizable value and has been recorded as impairment expense and production costs, respectively.

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

The Company expenses exploration costs as incurred, but capitalizes costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility.  Mine development costs that are expected to benefit future production are capitalized and amortized on the units-of-production method over proven reserves.

Mineral properties (including capitalized development costs), plant and equipment are amortized on the units-of-production basis based on proven and probable reserves.  Although estimations of proven and probable reserves are developed with the aid and concurrence of independent experts, such estimations are imprecise because they depend upon the judgment of individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling.  Should Azco’s future operations encounter mineralization or geologic conditions different from those predicted, reserves might have to be adjusted and amortization schedules modified.

The Company evaluates its long-term assets for impairment when events or changes in economic circumstances indicate the carrying amount of the assets may not be recoverable. For operating projects, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to determine whether the assets are recoverable and measures any impairment by reference to fair value.  Fair value is estimated using the Company’s expectation of discounted net cash flows.

During the year ended June 30, 2003, management determined that an impairment charge was necessary to reduce the carrying value of the Company’s long-lived assets to the amount that could be recovered from future operations.  The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company’s mining assets received from a third party investor during the third quarter and represented management’s best estimate of the fair value of these assets.  An impairment charge of $3,291,773 reduced the carrying amount of mineral properties, plant and equipment.

For purposes of the June 30, 2004 audit, the Company obtained an independent appraisal of the equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the company recognized an increase to the reserve for impairment of $4,824,446.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities."  FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated.  These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity.  The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions.  Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions.  SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2.  SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions.  SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited.  Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.  This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005.  Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that Azco will, as noted above, continue to operate as a going concern.  Azco has suffered recurring losses from operations, is currently in default of all of its financial obligations, and will require substantial additional funds to continue and develop operations.

These matters raise substantial doubt about Azco’s ability to continue as a going concern. The accompanying consolidated financial statements in this Form 10-KSB do not include the adjustments that would be necessary, and could be significant, including a provision of impairment for plant and equipment should Azco be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On September 5, 2003, PricewaterhouseCoopers LLP (“PwC”) resigned as the independent registered public accounting firm for the Company.  In connection with its audits for the fiscal years ending June 30, 2002 and June 30, 2001, and through September 5, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such years.

On October 24, 2003 the Company engaged James E. Raftery, Certified Public Accountant PC (“Mr. Raftery”), located at 606 North Stapley Drive, Mesa, AZ 85203, as the independent registered public accounting firm to audit the Company’s financial statements.  However, Mr. Raftery was unable to issue an audit report for the Company, for the period ended June 30, 2003, and consequently, on February 13, 2004 he resigned as the independent registered public accounting firm for the Company.  Mr. Raftery was unable to issue an audit report due to the fact that, as of the date of his resignation, he had not received the final approval expected from the Public Accounting Oversight Board (“PCAOB”) to audit publicly traded companies.  Regulations issued pursuant to the Sarbanes-Oxley Act provide that on or after October 22, 2003 only accounting firms approved by the PCAOB may issue audit reports with respect to publicly traded companies.

Pursuant to Item 304 (a) (2) of Regulation S-K, the Company, effective February 14, 2004, engaged Semple & Cooper, LLP (“Semple”), located at 2700 North Central Avenue, Ninth Floor, Phoenix, AZ 85004, as the independent registered public accounting firm to audit the Company’s financial statements.  On September 23, 2004 Semple resigned as the independent registered public accounting firm.  In connection with its audits for the fiscal years ending June 30, 2003, and through September 23, 2004, there were no disagreements with Semple on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Semple, would have caused them to make reference thereto in their reports on the financial statements for such year.

Pursuant to Item 304 (a) (2) of Regulation S-K, the Company, effective September 23, 2004, engaged Stark Winter Schenkein & Co., LLP, located at 7535 East Hampden Avenue, Suite 109, Denver, CO 80231, as the independent registered public accounting firm to audit the Company’s financial statements.

ITEM 8a. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to ensure required disclosure information is accumulated and communicated to management in a timely manner.  Management reviewed this system of disclosure controls and procedures at June 30, 2004 and concluded that the current system of controls and procedures is effective at accomplishing all the items defined as disclosure controls and procedures in Exchange Act Rule 13a-15(e).

The Company maintains a system of internal controls and procedures for financial reporting.  Since the date of management’s most recent evaluation, there have been no changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Azco’s present directors and officers as well as those who served during fiscal 2004 are as follows:

Name	Age	Position	Date Elected
Lawrence G. Olson	67	Chairman of the Board Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003
W. Pierce Carson	61	President, Chief Executive Officer and Director	October 7, 2003
Paul A Hodges	77	Director	1993/resigned September 10, 2003
Stanley A. Ratzlaff	69	Director	2001/resigned September 10, 2003
M. William Lightner Jr.	70	Director	2001/resigned September 10, 2003
Ryan A. Modesto	49	Vice President Finance, Corporate Secretary	1996/resigned February 2, 2004
Gary L. Simmerman	54	Vice President Operations	1998/resigned January 31, 2004

The directors and officers of Azco have held their principal occupations as set out above during at least the last five years, except as described below:

Lawrence G. Olson, age 67, Chairman, became a director of Azco in March 1999 in connection with the acquisition of Arizona Mica.  He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 7, 2003.  Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973.  In 1998, Olson Precast of New Mexico, Inc., a company controlled by Mr. Olson, was liquidated under bankruptcy laws in proceedings in the U.S. Bankruptcy Court for the District of New Mexico.  Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

W. Pierce Carson, age 61, was named President and Chief Executive Officer and a director of Azco on October 7, 2003, following a consulting assignment with the Company.  Dr. Carson has 35 years of international mining experience and has managed the successful discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries.  From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer.  Prior to

1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company.  Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

Paul A. Hodges, age 77, became a director in August 1993 and resigned his position in September 2003.  He has over 40 years experience in the mining industry covering exploration, operations, project startup, and management and financing.  He has worked for and held senior positions with Anaconda, Asarco, RTZ and St. Joe.  Mr. Hodges holds the degree of Engineer of Mines from the Colorado School of Mines and is a Registered Professional Engineer in Arizona.

 Stanley A. Ratzlaff, age 69, became a director of Azco in February 2001 and resigned his position in September 2003.  A financial Consultant and CPA, Mr. Ratzlaff earned a B.A. Degree, cum laude, from San Jose State University and completed the Advanced Management Program at Harvard Business School.  Following employment from 1961 to 1969 with the public accounting firm of Ernst & Young, Mr. Ratzlaff held the positions of Assistant Controller of Atlantic Richfield Company, Corporate Controller of Standard Oil Company (Ohio), Vice President and Controller of Occidental Petroleum Corporation, and Vice President and Controller of Pacific Enterprises.

M. William Lightner Jr., age 70, became a director of Azco in March 2001 and resigned his position in September 2003.  A financial Consultant and CPA, Mr. Lightner holds a B.S. Degree in Commerce from Grove City College and a MBA from the University of Pennsylvania, Wharton School of Business.  Mr. Lightner was employed 31 years by the public accounting firm Arthur Andersen & Co., retiring in 1989 as a Partner.  Thereafter he became involved in leveraged buy-outs and held the positions of Chairman of Mica Resources and Financial Vice President of Merit Energy.  Most recently, Mr. Lightner held the positions of CFO and Executive Vice President at Consumer Packaging, Inc. (1994 to 1999) and Anchor Glass Container Corp. (1997 to 2000).

Ryan Modesto, age 49, Vice President Finance and Corporate Secretary, joined Azco in June 1994 and resigned his position in February 2004.  Mr. Modesto has 26 years of accounting and administrative experience in the mining industry.  For the six years prior to joining Azco, he was the controller for Corona Gold Inc.’s Santa Fe Mine, Nevada.  Mr. Modesto earned a B.S. Degree in Accounting from the University of Utah.

Gary L. Simmerman, age 54, Vice President Operations, joined Azco in September 1992 and resigned his position in January 2004.  Mr. Simmerman has 30 years of experience in the mining industry and has been involved in exploration, development and production operations in gold, silver, copper, cobalt, coal and uranium.  For the five years prior to joining Azco, Mr. Simmerman was chief engineer for Santa Fe Pacific Gold’s Rabbit Creek Mine, Nevada.  Mr. Simmerman holds a B.S. Degree in Mining Engineering from the University of Arizona.

 Currently, we do not have an audit committee and as such do not have a financial expert on our audit committee. We do not have a compensation or nominating committee of the Board of Directors.

 At this time, the Company has not adopted a formal Code of Ethics that applies to the officers.  The Company expects to adopt a formal Code of Ethics during the current fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the total compensation of Azco’s Chief Executive Officer and the other most highly compensated executive officers earning in excess of $100,000 for the years ended June 30, 2004 and June 30, 2003:

Summary Compensation Table

			Annual Compensation		Long-Term Compensation
Name and Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/SARs (#)	LTIP payouts ($)	All Other Compensation

Lawrence G. Olson	2004	$0	$0	$0	0	2,500,000	0	0
Chairman	2003	$0	$0	$0	0	0	0	0
	2002	$0	$0	$0	0	100,000	0	0

W. Pierce Carson	2004	$162,500*	$0	$0		6,000,000
President & CEO	2003	$0	$0	$0	0	0	0	0
	2002	$0	$0	$0	0	0	0	0

Ryan A. Modesto	2004	$75,500*	$0	$0	0	1,000,000	0	0
V.P. of Finance	2003	$66,000	$0	$0	0	0	0	0
(until Jan 31, 2004)	2002	$136,000	$0	$0	0	30,000	0	0

Gary L. Simmerman	2004	$97,710*	$0	$0	0	1,000,000	0	0
V.P. of Operations	2003	$87,500	$0	$0	0	0	0	0
(until Jan 31, 2004)	2002	$189,592	$0	$0	0	0	0	0

* Note:  Except for $2,000 paid to Mr. Modesto, the salaries shown for fiscal 2004 were earned but not paid.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-The-Money Options at FY-End ($)(*)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence G. Olson	--	--	2,000,000	500,000	$90,000	$20,000
W. Pierce Carson	--	--	4,000,000	2,000,000	$180,000	$100,000
Gary L. Simmerman	--	--	0	0	0	0
Ryan A. Modesto	--	--	0	0	0	0

(*)

Based on the closing price of $0.15 of Azco’s common stock as quoted on the “Pink Sheets” on June 30, 2004.

Compensation Of Directors

Azco pays to each of its outside, non-officer directors a fee of $1,500 per month.  Due to financial constraints, no such fees have been paid since August 2002.  Azco also reimburses its directors for reasonable expenses incurred in attending meetings of the Board of Directors.  During fiscal years 2004 and 2003, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director.  It is Azco’s policy to grant to directors upon their initial election, options to purchase 100,000 shares of Azco’s common stock at an exercise price equal to the fair market value of the stock.

Employment Agreements

In October 2003 the Company entered into employment and change of control agreements with its President and Chief Executive Officer.  The employment agreement describes among other things the officer’s duties, compensation levels and benefits.  The term of the agreement is from October 16, 2003 through and including October 15, 2006, and then automatically extends through October 15, 2008 and thereafter year to year unless terminated on 90 days prior notice.  The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code.  In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

In December 1999 the Company entered into a change of control agreement with its Chairman.  The agreement provides for a lump sum cash payment in the amount not to exceed $100,000 in the event of change in control and resignation from the Board.

Stock Option Plan

Azco has a Stock Option Plan (“the Plan”) dated July 24, 1989, as amended, for the granting of options to purchase common stock.  The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 5,950,424.  On June 30, 2004 there were 4,000,000 options outstanding under the Plan. There are no vesting requirements under the Plan.  The options are exercisable over a maximum term of five years.

The following table contains information regarding the Company’s stock option plan as of June 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options US$	Number of securities remaining available for future Issuance under equity compensation plan
Equity compensation plan approved by security holders	4,000,000	$0.10	132,924

Compensation Committee Interlocks And Insider Participation

In May 2001, Mr. Hodges, Mr. Ratzlaff and Mr. Lightner were appointed as Azco’s Compensation Committee.  The Company has not had a compensation committee since September 2003, when these directors resigned.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2005 certain information regarding beneficial ownership of Azco’s common stock by: (i) each person known by Azco to be the beneficial owner of more than 5% of Azco’s outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned
Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class(8)
Christian Mustad Bodmenstrasse, Chalet Corcovado 3778 Schoenried Switzerland	Common Stock	5,195,000	8.5%
Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	7,228,700(1)	11.2%
W. Pierce Carson 33 Camino de Avila Tijeras, NM 87059	Common Stock	12,750,000 (2)	18.5%
Officers and Directors As a Group (2 Persons)	Common Stock	19,978,700 (3)	27.5% (4)

(1)

Includes options issued under the Company’s stock option plan to acquire (i) 1,000,000 shares at an exercise price of US $0.11 per share, and (ii) 1,000,000 shares at an exercise price of US $0.10 per share. Includes non-plan options to acquire (i) 500,000 shares at an exercise price of US $0.11 per share and (ii) 1,000,000 shares at an exercise price of $0.10 per share. Includes warrants to acquire 300,000 shares at an exercise price of US $0.70 per share.

(2)

 Includes options issued under the Company’s stock option plan to acquire 2,000,000 shares at an exercise price of US $0.10 per share.  Includes non-plan options to acquire (i) 4,000,000 shares at an exercise price of US $0.11 per share, and (ii) 2,000,000 shares at an exercise price of $0.10 per share.

(3)

 Includes options and warrants to acquire an aggregate of 11,800,000 shares.

(4)

Applicable percentage of ownership is based on 60,778,367 shares of common stock outstanding as of September 30, 2005 together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2005 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer.  Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company.  The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, that is derived from identified properties that the Company acquires.  In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale.  The Ortiz gold property that was acquired in August 2004 is one of the 24 properties identified and is subject to the property identification agreement (See “Subsequent Events”, Note 13 to the Financial Statements).

On August 12, 2003 the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company’s current President and Chief Executive Officer.  The Company retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option. On September 22, 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company’s common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

On September 15, 2005, the Company entered into a consulting agreement with an attorney who is the son of the Company’s President and Chief Executive Officer.  Terms of the contract provide for compensation of $4,000 per month and payment of certain expenses for an initial three-month period, after which the contract extends on a month-to-month basis until terminated by either party.

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

Compliance With Section 16(a) of The Securities Exchange Act of 1934

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Azco believes that, during the fiscal year ended June 30, 2004, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

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

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38 10.39 10.40 10.41 10.42 10.43 10.44 10.45

Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003

Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003

Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003

Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003

Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003

Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003

Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005

Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005

Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

Provided herewith

Provided herewith

Provided herewith

Provided herewith

Provided herewith

Provided herewith

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

On September 12, 2003, October 1, 2003, November 12, 2003, February 26, 2004, March 25, 2004 and September 29, 2004, the Company filed forms 8-K or 8-K/A disclosing changes in its certifying accountant.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table discloses the fees for professional services provided by Stark Winter Schenkein & Co., LLP and Semple & Cooper, LLP for the 2004 and 2003 fiscal years respectively:

	2004	2003

Audit Fees(1)	$41,800	$44,718
Tax Fees(2)	1,000	-

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2005.

AZCO MINING INC.

By: /s/ W. Pierce Carson
Name: W. Pierce Carson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the small business issuer in the capacities indicated December 20, 2005.

SIGNATURE	TITLE

/s/ Lawrence G. Olson Lawrence G. Olson	Chairman of the Board

/s/ W. Pierce Carson W. Pierce Carson	President and Chief Executive Officer (Principal Executive Officer)

/s/ W. Pierce Carson_____ W. Pierce Carson	Chief Financial Officer (Principal Financial Officer)

AZCO MINING INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004 and for the years ended

June 30, 2004 and 2003

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-3

FINANCIAL STATEMENTS:

Consolidated Balance Sheet

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders’ (Deficit)

F-6

Consolidated Statements of Cash Flows

F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         F-8 – F-22

F-1A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

AZCO Mining Inc.

We have audited the accompanying consolidated balance sheet of AZCO Mining Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZCO Mining Inc. as of June 30, 2004, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

September 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AZCO Mining, Inc. and Subsidiary

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows  of AZCO Mining, Inc. and Subsidiary for the year ended June 30, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in these circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AZCO Mining, Inc. and Subsidiary for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP

Phoenix, Arizona

March 6, 2004

AZCO MINING INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 5,958
Prepaid expenses and other	124,676
Total current assets	130,634

PROPERTY AND PLANT, net	480,552

OTHER ASSETS
Idle plant and equipment, net	1,701,000
Restricted cash, reclamation deposit	178,658
1,879,658

$ 2,490,844

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 955,231
Accrued interest payable, related parties	265,000
Line of credit	73,145
Notes payable, related parties	1,200,000
Current portion of financing lease liability	810,000
Accrued settlement obligation	150,000
Assets retirement obligation and other	122,545
Total current liabilities	3,575,921

LONG TERM LIABILITIES
Financing lease liability	2,345,859

Total liabilities	5,921,780

STOCKHOLDERS’ (DEFICIT)
Common stock, $.002 par value, 100,000,000 shares
authorized and 43,738,122 shares issued and outstanding	87,476
Additional paid in capital	33,776,801
Accumulated (deficit)	(37,295,213)
(3,430,936)

$ 2,490,844

See accompanying notes to financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003

SALES	$ 167,863	$ 55,469

OPERATING COSTS AND EXPENSES
Production costs	318,252	36,792
General and administrative	834,949	968,815
General and administrative – stock compensation	262,800	440,200
Salaries	286,338	360,557
Exploration	7,435	38,849
Depreciation and amortization	17,952	104,486
Severance agreement	-	(257,743)
Financing expenses	32,885	463,476
Impairment of assets	5,789,613	4,287,996
Accretion of asset retirement obligation	5,000	5,000
	7,555,224	6,448,428

Net (loss) from operations	(7,387,361)	(6,392,959)

OTHER INCOME (EXPENSE)
Other income	5,000	-
Gain (loss) on sale of mineral properties and equipment	(6,756)	315,000
Interest income	1,502	3,211
Accretion of discounts on notes payable and lease liability	(278,151)	(345,854)
Interest expense	(144,000)	(112,000)
	(422,405)	(139,643)

(Loss) before income taxes and cumulative effect of accounting change	(7,809,766)	(6,532,602)

Cumulative effect of accounting change, net of taxes of $0	-	(13,902)

Income taxes	-	-

NET (LOSS)	$ (7,809,766)	$ (6,546,504)

Basic and diluted (loss) per common share	$ (0.19)	$ (0.19)

Basic and diluted – weighted average number of common shares outstanding	41,822,316	35,146,469

See accompanying notes to financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2004 AND 2003

	Common Number of Shares	Stock Amount	Additional paid-in Capital	Accumulated (Deficit)	Total

Balance, June 30, 2002	31,152,121	$ 62,304	$ 30,951,523	$ (22,903,940)	$ 8,109,887

Stock options exercised	30,000	60	20,340	-	20,400
Settlement agreement	300,000	600	305,400	-	306,000
Services	687,525	1,375	688,825	-	690,200
Cash	5,752,476	11,505	813,999	-	825,504
Beneficial debt conversion	-	-	163,543	-	163,543
Dividends	-	-	35,003	(35,003)	-
Net (loss)	-	-	-	(6,546,504)	(6,546,504)

Balance, June 30, 2003	37,922,122	75,844	32,978,633	(29,485,477)	3,569,030

Settlement agreement	1,200,000	2,400	177,600	-	180,000
Services	1,686,000	3,372	259,428	-	262,800
Cash	2,930,000	5,860	361,140	-	367,000
Net (loss)	-	-	-	(7,809,766)	(7,809,766)

Balance, June 30, 2004	43,738,122	$ 87,476	$ 33,776,801	$ (37,295,213)	$(3,430,936)

See accompanying notes to financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003

Cash Flows from Operating Activities
Net (loss)	$ (7,809,766)	$ (6,546,504)
Adjustments to reconcile net (loss) from operations to
net cash (used) by operating activities
Depreciation and amortization	17,952	85,305
Stock compensation and other non-cash expenses	262,800	611,959
Amortization of debt discounts	278,151	345,854
Loss on sale of equipment	6,756	-
Impairment loss on fixed assets	4,824,446	3,291,773
Impairment loss on inventory	965,167	996,223
Cumulative effect of accounting change	-	13,902
Severance agreement	-	(257,743)
Net change in current assets and liabilities:
Prepaids and other	74,744	(34,097)
Inventory	112,380	(977,990)
Accounts payable and accrued liabilities	827,308	628,758

Net cash (used by) operating activities	(440,062)	(1,842,560)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	75,879	315,000
Purchase of mineral properties, plant and equipment	-	(153,738)
Increase in restricted cash	2,434	9,308

Net cash provided by investing activities	78,313	170,570

Cash Flows Financing Activities
Proceeds from line of credit	-	926,855
Sale of common stock	367,000	-
Payments on notes payable	-	(100,000)
Exercise of stock options	-	30,000
Payments on capital lease obligations	-	(68,805)

Net cash provided by financing activities	367,000	788,050

Net increase (decrease) in cash and cash equivalents	5,251	(883,940)

Beginning cash and cash equivalents	707	844,647

Ending cash and cash equivalents	$ 5,958	$ 707

See accompanying notes to the financial statements.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

Azco Mining Inc. (the Company) is a mining company incorporated in Delaware.  Its general business strategy is to acquire, explore and develop mineral properties.  The Company’s principal asset is the 100% owned Black Canyon Mica Project (the Mica Project) in Arizona.

In November 2002, the Company ceased crushing and concentration activities at its Black Canyon project due to economic constraints.  Limited production, marketing and sales have continued at its Glendale mica processing facility using inventoried mica, while the Company looks for a joint-venture partner to help finance the project.

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

Inventory

Inventories are recorded at the lower of cost or net realizable value.  Cost is determined on a weighted average basis and includes all costs in bringing the inventory to its present location and condition.  Net realizable value is the estimated price at which inventories can be sold in the normal course of business after allowing for the cost of completion and sale.

As of June 30, 2004, the Company’s inventory was reduced to $0, its estimated net realizable value.  Results of operations for the years ended June 30, 2004 and 2003, included a corresponding charge of $965,167 and $996,223, respectively, which represents the estimated excess of cost over net realizable value and has been recorded as impairment expense.

Property, plant and equipment

Land, buildings and plant are carried at cost.  Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expense as incurred.  Major renewals and improvements are capitalized.  Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations.

The Company evaluates its long-term assets for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and to measure any impairment by reference to fair value.  Fair value is generally estimated using the Company’s expectation of discounted net cash flows.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

During the year ended June 30, 2003, management determined that an impairment charge was necessary to reduce the carrying value of the Company’s long-lived assets to the amount that could be recovered from future operations.  The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company’s mining assets received from a third party investor during the third quarter and represented management’s best estimate of the fair value of these assets.  An impairment charge of $3,291,773 reduced the carrying amount of mineral properties, plant and equipment.

Subsequent to the year ended June 30, 2004, the Company obtained an independent appraisal of the equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the company recognized an increase to the reserve for impairment of $4,824,446.

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

The asset retirement obligation associated with the Mica project consists of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment.  The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method.  The change in accounting resulted in a decrease to long-lived assets of $161,746, a decrease to long-term liabilities of $147,844 and a cumulative effect charge to earnings of $13,902 during the fiscal year ended June 30, 2003.  The change in accounting had no impact on the Company’s loss per share in fiscal 2003.

The Company’s asset retirement obligation, included with idle equipment in the accompanying balance sheet, through June 30, 2004, is as follows:

Reclamation reserve, June 30, 2002	$ 190,400
Effect of adoption of SFAS No. 143	(145,091)
Initial liability recognition, July 1, 2002	45,309
Accretion for the year ended June 30, 2003	5,000
Accretion for the year ended June 30, 2004	5,000

Balance, June 30, 2004	$ 55,309

Revenue recognition

The Company recognizes the sale of the product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collectibility is reasonably assured.  The price received is based upon terms of the contract.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Net (loss) per common share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. The impact of outstanding stock options and warrants has not been included in the computation of diluted loss per common share as it would be anti-dilutive.

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

Reclassifications

Certain balances as of June 30, 2003, have been reclassified in the accompanying financial statements to conform to the current year presentation.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, line of credit, notes payable and financing lease liabilities approximated their related fair values as of June 30, 2004 due to the relatively short-term nature of these instruments.  The carrying value of the Company’s long-term financing lease approximates the fair value based on the terms at which the Company could obtain similar financing.

Restricted Cash

As part of the reclamation deposit required for the Black Canyon mica property, the Company has restricted cash of $178,658, comprising $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management (BLM). Both of the amounts will be held until all terms and conditions of the reclamation agreement have been fulfilled or a satisfactory replacement bond has been accepted.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities."  FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated.  These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity.  The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.”  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, “Accounting for

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

Sales of Real Estate,” for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2.  SFAS 152 also amends SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005.  Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern.  The Company requires additional funds to continue operations, including production and marketing of mica and sand products, exploration commitments on mineral properties, general and administrative expenses and to meet other obligations as they become due.  The Company has hired a new President with extensive experience in the mining industry and administration of public companies.  The Company is currently making efforts to raise interim financing and renegotiate terms with secured creditors for the purpose of making long-term capitalization more attractive.  The Company has also retained an investor relations firm to assist in seeking additional financing and possible joint venture agreements.  There is no assurance these efforts will be successful or available on terms acceptable to the Company.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to assets and liabilities that would be necessary, and which could be significant, should the Company be unable to continue as a going concern.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

The following table shows the carrying value of mineral properties and equipment, which are idle at June 30, 2004.  The carrying value is based upon a third party appraisal obtained subsequent to the year ended June 30, 2004.

Office equipment	$ 139,809
Glendale plant and equipment	1,972,339
Black Canyon crushing	2,441,090
Equipment	262,468
Acquisition costs	1,461,524
Development costs	618,306
6,895,536
Less: Accumulated depreciation	(370,090)
Less: Allowance for impairment, net	(4,824,446)
$ 1,701,000

Property and plant consists of the following at June 30, 2004:

Land	$ 60,000
Office building	152,998
Mill building	362,394
575,392
Less: Accumulated depreciation	(94,840)
$ 480,552

NOTE 4.  FINANCING LEASE LIABILITY

In January 2002, the Company completed a financing lease transaction.  Under the terms of the transaction, the Company sold a 40 percent ownership in the Company’s mica processing facility located in Glendale, Arizona.  Subsequently, the Company leased the property back for an initial period of 10 years, with an option to repurchase the 40 percent ownership for 120 percent of the original sales price after the second year.  The repurchase price of the property increases by 10 percent of the original sales price each year the option remains unexercised up to a maximum of 150 percent of the original sales price.  Payments for the first six months under the financing agreement were  $30,000, for the second six months they increased to $37,450 and thereafter they are $45,000 per month.  For fiscal 2004 and 2003, effectively, these payments represent interest on the total purchase price of $4,500,000 at 12% per year.  The Company is in default under the terms of the financing lease transaction and is in discussions to resolve the issue.  The Company is currently past due on $810,000 on accrued rental payments.

In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company’s common stock at $.50 per share.  This warrant vested in January 2002 and is exercisable through January 16, 2007.  The fair value of the warrant, as determined at the time of issuance, of $ 2,593,898 was recorded as a discount on the financing liability and is being accreted annually.  During the years ended June 30, 2004 and 2003, the Company recognized accretion of the discount on the liability of $193,096 and $177,203, respectively.

The components of the long-term liability are as follows as of June 30, 2004:

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

Total financing lease liability	$ 4,500,000
Less unamortized discount	(2,154,141)

Net financing lease liability	$ 2,345,859

NOTE 5.  NOTES PAYABLE, RELATED PARTIES

In December 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum from a shareholder.  In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock at $0.40 per share.  The relative fair value of the warrant at the time of issuance was $29,895 and was reflected as a discount to the related note.  In December 2002, the terms of the loan and the warrants were extended an additional year through December 2003.  The Company’s policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder.  Accordingly, an additional $7,188 was reflected as an increase to accumulated deficit and additional paid-in-capital at June 30, 2003.

In October 2001, the Company received a one-year $100,000 loan, bearing interest at 12% per annum from the same shareholder.  In connection with this loan, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock at $0.40 per share.  In October 2002, the loan and the warrants were extended an additional year through October 2003.  The Company’s policy is to account for the increase in the value of the warrant (resulting from an extension of the exercise date) as a dividend to a shareholder.  Accordingly, an additional $11,617 was reflected as an increase to accumulated deficit and additional paid-in-capital at June 30, 2003.

In September 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from the same shareholder.  In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock at $0.40 per share.  In September 2002 the terms of the loan and the warrants were extended an additional year through September 2003.  The company’s policy is to account for the increase in value of the warrant (resulting from an extension of the exercise date) as a dividend to the shareholder.  Accordingly, an additional $16,198 was reflected as an increase to accumulated deficit and additional paid-in-capital at June 30, 2003.

In August 2001, the Company received a one-year $200,000 loan, bearing interest at 12% per annum, from a shareholder.  In connection with this loan, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock at $.40 per share.  The relative fair value of the warrant at the time of issuance was $75,402 and was reflected as a discount to the related note.  This warrant was exercised in January 2002.  In lieu of payment for the exercise price, the outstanding note payable was reduced by $100,000.

In March 2001, the Company received an unsecured loan of $800,000 from its former Chief Executive Officer and current director.  The note bore an interest rate equal to the prime rate plus one percentage point and was due on March 14, 2002.  In connection with this loan, the Company issued a warrant to purchase 300,000 shares of its common stock at $.70 per share. The relative fair value of the warrant at the time of issuance was $119,605.  In October 2001, the Company restructured this note payable.  The note was extended an additional year to March 15, 2003 in consideration for 700,000 warrants to purchase the Company’s stock at an exercise price of $.40.  The warrants vested in December 2001 and expired on October 12, 2003.  The relative fair value of the warrant at the time of issuance was $330,273 and was recorded as a discount to the related note.  In addition, effective October 1, 2001, the interest rate payable on

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

the note was adjusted from prime plus one percent to 12% annually.  In June 2002, the note was again extended through March 2004 in return for a security interest in all of AZCO's accounts receivable, inventory, equipment and real property.

During the years ended June 30, 2004 and 2003, the Company recognized accretion of the discounts on notes payable of $85,055 and $168,651 , respectively.

Notes payable, related parties at June 30, 2004 is summarized as follows:

Various 12.0% notes due to a shareholder. Principal and accrued interest due from September 2003 to December 2003. The various notes are unsecured.	$ 400,000
12% note payable to a director of the Company. Principal and accrued interest due March 2004. Note is secured by the Company’s accounts receivable, inventory, equipment and real property.	800,000

$ 1,200,000

As of June 30, 2004, $265,000 of accrued interest was payable on the notes payable, related parties.

NOTE 6.  LINE OF CREDIT

In December 2002 the Company issued a $250,000 note to Cornell Capital Partners LP (“Cornell”) in conjunction with the Equity Line of Credit.  A 5% discount was deducted resulting in net proceeds to the Company of $237,500.  The note was paid off before the due date of February 2003 by issuing 1,400,000 shares in the second quarter and an additional 222,586 shares during the third quarter.

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

In October 2002, the Company issued a $500,000 convertible debenture to Cornell.  The entire amount of the note was converted into 2,781,750 shares of the Company’s stock during the second and third fiscal quarters of 2003 based upon the contractual conversion price of the average of the three lowest closing prices of the Company’s common stock for the five trading days immediately preceding the respective conversion date.  The Company’s results of operations for fiscal 2003 reflect expenses of $163,543 for the excess of the market price over the conversion price (beneficial conversion) and $5,871 for the recognition and subsequent mark to market adjustments for the conversion option as a derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities."

NOTE 7.  OTHER LIABILITIES

2004
Reclamation provision	$ 55,309
Capital leases	67,236

$ 122,545

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

The Company has provided for decommissioning and reclamation of the Black Canyon mine site at the cost estimated and established with the Federal Bureau of Land Management.  The corresponding deferred expense included in mineral property, plant and equipment is being amortized to operating results on a unit-of-production basis.  The Company leases equipment under capital leases expiring in fiscal year 2006.

NOTE 8.  STOCKHOLDERS’ (DEFICIT)

In August 2003, the Company entered into an agreement with a third party ("Finder") whereby the Company will pay a finder's fee for locating investors to subscribe to purchase shares of the Company's common stock.  The fee is one share of common stock for every five shares of common stock investors introduced to the Company by the finder, purchase from the Company.

In August 2003, as part of a settlement agreement with former officers, the Company agreed to provide these individuals with 1,200,000 shares of its unrestricted common stock, valued at $.15 per share, the fair market value on the date of the transaction.  (See Note 10).

During the fiscal year ended June 30, 2004, the Company sold 2,930,000 shares of its common stock for cash of $367,000, an average price of $0.13 per share.  Of these, 2,430,000 shares were subject to the finder's fee agreement referred to above. Accordingly, 486,000 shares were issued to the Finder at a value of $58,800, based on the fair market value on the transaction dates.  The amount has been recorded as general and administrative-stock compensation expense.

During the fiscal year ended June 30, 2004, an additional 200,000 shares with a fair market value of $34,000  were issued to the Finder for other services performed.  This has been recorded as stock compensation expense. In November 2003, 1,000,000 shares of common stock were issued for services rendered with a fair market value of $170,000 recorded as general and administrative - stock compensation expense.

During the fiscal year ended June 30, 2003, the Company sold 5,752,476 shares of its common stock for cash of $825,504.  On December 18, 2002, the Company issued 10,000 shares for services.  The value of the shares issued was $10,200 recorded as general and administrative expense in fiscal 2003.

In July 2002, as part of the settlement agreement with past officers, the Company agreed to provide the officers with a total of 300,000 shares of its unrestricted common stock valued at $1.02 per share (See Note 10).

In June 2002, the Company entered into an agreement with an external third party whereby the Company will receive certain investor relations services.  The Company agreed to issue 430,000 shares of its common stock in fiscal 2003 as consideration for a retainer.  The shares were valued at $1.00 each.  The Company recognized expenses of $363,000 for the portion of services obtained during fiscal year 2003.

Stock Option Plan

The Company has a stock option plan (the Plan) dated July 24, 1989, as amended, for the granting of options to purchase its common stock.  The board of directors may grant options to key personnel and other as it

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

deems appropriate provided the number of options granted under the Plan does not exceed 5,950,424.  There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

In addition to options under the Plan, the Company has also issued options outside of the Plan.

Stock option and warrant activity, both within the Plan and outside of the Plan, for the years ended June 30, 2004 and 2003 were as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2002	2,264,000	$ 0.67	4,100,000	$ 0.51
Granted	---	---	---	---
Canceled	(1,000,000)	0.70	---	---
Expired	(84,000)	1.20	(700,000)	0.40
Exercised	(30,000)	0.77	---	---

Outstanding at June 30, 2003	1,150,000	0.71	3,400,000	0.53
Granted	10,500,000	0.11	---	---
Canceled	(100,000)	0.67	---	--
Expired	(3,050,000)	0.32	(500,000)	0.40
Exercised	---	---	---	---

Outstanding at June 30, 2004	8,500,000	$ 0.11	2,900,000	$0.56

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

Stock options and warrants outstanding and exercisable at June 30, 2004 include the following:

Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$0.10	3,000,000	4.85		$ 0.70	300,000	1.71	$ 0.70
$ 0.11	3,000,000	8.29	$ 0.11	$ 0.50	2,550,000	2.54	$ 0.50
	6,000,000*		$ 0.11	$ 2.50	50,000	2.85	$ 2.50
					2,900,000		$ 0.56

*Note:  does not include 2,500,000 options outstanding but not exercisable.

NOTE 9.  INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to net income before income taxes and effect of accounting change, for the fiscal years ended June 30,:

	2004	2003
Tax benefit at the federal statutory rate	$ 2,635,328	$ 2,162,910
State tax	542,568	318,075
Utilization of net operating loss	-	-
Increase in valuation allowance	(3,203,866)	(2,380,466)
Other	25,970	(100,519)
Tax benefit	$ ---	$ ---

The components of the deferred tax asset and deferred tax liability at June 30, 2004 are as follows:

2004
Deferred tax asset:
Federal net operating loss carry forwards	$ 10,356,415
State net operating loss carry forwards	2,162,951
Valuation allowance	(12,519,366)

Net deferred tax asset	$ ---

At June 30, 2004, the Company had net operating loss carry forwards for Arizona income tax purposes of approximately $31.0 million (2003 - $21.7 million).  These losses expire in varying amounts through June 30, 2009.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

At June 30, 2004, the Company had net operating loss carry forwards for federal income tax purposes of approximately $30.4 million (2003 - $23.3 million).  These losses expire between June 30, 2019 and June 30, 2024.

NOTE 10.  CONTINGENCIES AND COMMITMENTS

Termination of Management Agreements

In October 2000, the Company notified two of its officers of its intention not to renew the contracts with each of their personal management companies pursuant to which they were employed as Chief Executive Officer and President, and as Executive Vice President and Secretary.  These contracts were scheduled to expire in February 2001.  Both officers demanded payment of termination fees pursuant to their personal management company contracts.  In July 2002, Azco entered into a settlement with the officers whereby the Company agreed to pay each former officer the sum of $350,000, plus certain legal fees and issue each 150,000 shares of unrestricted common stock in the Company.  The cash settlement amount was to be paid in monthly installments of $10,000, with the entire balance due within 24 months.  The Company paid $184,906 through March 31, 2003.  In April 2003, due to default under the settlement agreement, the officers filed for and were granted a writ of garnishment against the Company, whereby the court seized $85,908 of Company funds.  In June 2003, the Company entered into a second settlement agreement with the former directors whereby the Company was fully released under the terms of the first settlement agreement for cash payments totaling $102,257, the issuance of 600,000 shares of the Company’s common stock to each of the former executives and the assignment of all the Company’s future rights under the sale of its interest in Cobre del Mayo as described in the following paragraph.

Under the terms of a Stock Purchase Agreement (“the Agreement”) dated April 10, 2003, the Company sold all of the issued and outstanding shares of stock of Cobre del Mayo S.A. de D.V., a Mexican corporation (“Cobre del Mayo”) to Frontera Cobre del Mayo, Inc., a Delaware corporation (“Frontera”).  Azco received $200,000 upon closing and $50,000 three months after closing.  In addition, the Company was to receive an initial deferred payment of $250,000, upon the date of construction commencement of the Piedras Verdes copper project, if the COMEX price of copper is less than $1.00 per pound or $500,000 if the COMEX price is greater than $1.00 per pound.  Upon the date of commercial production, the Company was to receive an additional payment of $500,000, if the COMEX price is less than $1.00 per pound or $1,000,000 if the COMEX price is above $1.00 per pound.  Frontera also agreed to pay Azco a royalty of $0.02 per pound of copper produced and sold from Piedras Verdes during any calendar quarter the average COMEX price is equal to or greater than $1.20 per pound, until such time as the initial deferred payment, the subsequent deferred payment and the royalty aggregate in total $4,750,000.  Under the terms of the June 14, 2003 settlement agreement with the former officers of the Company, all future deferred payments and royalties under the Agreement were assigned to the former officers.

iCapital Corporation

On June 25, 2002 Azco received a demand for arbitration filed by iCapital Corporation seeking $144,000 in relief due to failure to pay under a June 26, 2001 Financial Consulting Agreement.  In September 2003, the American Arbitration Association awarded iCapital Corporation $144,000 in addition to $6,000 in attorney’s fees and costs as full settlement of the claims submitted for arbitration.  Under the terms of the award the Company had 30 days to remit the amount of the award after which interest accrues at 5% per annum.  On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 amount owed, by the issue of 500,000 unregistered shares of its common stock to be held by the Company and released to iCapital in six $25,000 increments over a period of six months beginning December 1, 2005, the number of

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

shares to be released monthly to be calculated on the basis of the average market price of the Company’s stock at for the week prior to the shares being released.

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

Employment Agreements

On October 7, 2003 the Company entered into employment and change of control agreements with its President and Chief Executive Officer.  The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits.  The agreement provides for annual salary of $180,000 adjusted by the CPI.  The term of the agreement is from October 16, 2003 through and including October 15, 2006, and then automatically extends through October 15, 2008 and thereafter on a yearly basis unless terminated on 90 days prior notice.  The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code.  In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

On December 8, 1999, the Company entered into a change of control agreement with its Chairman of the Board of Directors.  The agreement provides for a lump sum cash payment in the amount not to exceed $100,000 in the event of change in control and resignation of the Chairman from the Board.

Property Identification Agreement

On October 6, 2003 the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer.  Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company.  The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, that is derived from identified properties that the Company acquires.  In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale.  The Ortiz gold property that was acquired in August 2004 is one of the 24 properties identified and is subject to the property identification agreement.  (See Note 13).

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

New Planet

On August 12, 2003 the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company’s President and Chief Executive Officer.  The Company retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option.  On September 22, 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company’s common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

NOTE 11.  SUPPLEMENTAL CASH FLOW INFORMATION

During the fiscal year ended June 30, 2004, the Company had the following non-cash transactions:

•

Issuance of 1,200,000 shares for a settlement agreement

$180,000

•

Issuance of 1,686,000 shares for services

$262,800

During the fiscal year ended June 30, 2003, the Company had the following non-cash transactions:

•

Issuance of 300,000 shares for a settlement agreement

$306,000

•

Issuance of 687,525 shares for services

$690,200

During the fiscal years ended June 30, 2004 and 2003, the Company paid interest on notes payable and financing lease of $0 and $607,000, respectively.

NOTE 12.  OTHER INCOME

Gain on the sale of mineral properties and equipment, included in other income in fiscal 2003, consisted of $250,000 received in connection with the sale of the Company’s interest in the Piedras Verde project and $65,000 for the disposal of mobile equipment.

NOTE 13.  SUBSEQUENT EVENTS

On September 15, 2005, the Company entered into a consulting agreement with an attorney who is the son of the Company’s President and Chief Executive Officer.  Terms of the contract provide for compensation of $4,000 per month and payment of certain expenses for an initial three-month period, after which the contract extends on a month-to-month basis until terminated by either party.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

Ortiz Gold Project

On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico.  The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005 paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment.  Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty based on the price of gold; the requirement that the Company comply with all governmental permitting and other regulations; and other terms common in mining leases of this type.  The Ortiz gold project is subject to a property identification agreement between the Company and its President and Chief Executive Officer.  (See Note 10).

Issue of Equity

Subsequent to June 30, 2004, the Company entered into subscription agreements totaling 8,256,578 shares in the aggregate for total proceeds of $1,141,491.  Finder’s fees of 312,000 shares in the aggregate were issued in connection with the subscriptions.

On July 22, 2004, the Company granted five-year options to each of its directors totaling 3,000,000 shares in the aggregate.  The options are exercisable immediately at $0.10 per share, the closing price on July 22, 2004.  On September 23, 2004, an officer agreed to accept 1,000,000 shares as payment of accrued salary of $100,000.  In addition, on March 4, 2005, the officers and directors agreed to accept 2,000,000 shares of the Company's unregistered common stock as payment of accrued interest on notes payable and accrued salary valued at $200,000 in the aggregate.  The fair value of the shares was $260,000 on the date of the transaction, resulting in an additional $60,000 of compensation expense.  On September 22, 2005, the officers and directors agreed to accept 1,500,000 shares of the Company's unregistered common stock as payment of accrued interest on notes payable and accrued salary valued at $200,000 in the aggregate.  The fair value of the shares was $450,000 on the date of the transaction, resulting in an additional $250,000 of compensation expense.

On September 22, 2005, the Company agreed to issue 2,000,000 shares of unregistered common stock to an officer in connection with reacquisition of a mineral lease.

Subsequent to June 30, 2004, the Company entered into consulting agreements with nine unrelated entities that provide for the issue in the aggregate of 3,555,000 shares of unregistered common stock for services.

Subsequent to June 30, 2004, the Company entered into debt conversion agreements with three unrelated entities that provide for the issue in the aggregate of 750,000 shares of unregistered common stock as payment for approximately $150,000 owed pursuant to an arbitration award and for approximately $80,000 owed for services rendered.