Form 10QSB
period 2003-09-30
AZCO MINING INC
filed 2006-08-02
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

____________________

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT

For the transition period from __to __

____________________

Commission File Number: 0-20430

____________________

AZCO MINING INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7239 North El Mirage Road

Glendale, AZ 85307

(Address of principal executive offices)

(623) 935-0774

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No  X

The number of shares outstanding of each of the issuer’s classes of common equity was 63,963,712 shares of common stock, par value $0.002, as of July 21, 2006.

Transitional Small Business Disclosure Format (check one):

Yes     No  X

AZCO MINING INC.

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AZCO MINING INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(UNAUDITED)

ASSETS

CURRENT ASSESTS:
Cash and cash equivalents	$ 63,505
Inventory	17,401
Prepaid expenses	154,918
Total Current Assets	235,824

CAPITAL ASSETS:
Land	60,000
Building, net	434,017
494,017
OTHER ASSESTS:
Idle plant and equipment, net	1,701,000
Restricted cash	180,808
1,881,808

$ 2,611,649

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 941,071
Accrued interest payable – related party	157,000
Line of credit	73,145
Notes payable – related parties	1,142,177
Accrued lease payments payable	405,000
Accrued settlement obligations	150,000
Asset retirement obligation	51,559
Derivative instrument liability	105,346
Total Current Liabilities	3,025,298

LONG TERM LIABILITIES:
Financing lease liability	2,199,584
Total Liabilities	5,224,882

STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares authorized and 39,842,122 shares issued and outstanding	79,684
Additional paid in capital	32,126,895
Accumulated (deficit)	(34,819,812)
Total Stockholders’ (Deficit)	(2,613,233)

$ 2,611,649

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	2003	2002

SALES	$ 104,445	$ 20,462

OPERATING COSTS AND EXPENSES:
Production costs	156,734	537,034
General and administrative	337,864	654,500
General and administrative - stock compensation	6,000	--
Exploration	--	15,227
Depreciation and amortization	4,488	50,070
Financing expenses	12,330	28,000
Impairment of assets	5,789,613	--
Accretion of asset retirement obligation	1,250	1,250
	6,308,279	1,286,081

(LOSS) FROM OPERATIONS	(6,203,834)	(1,265,619)

OTHER INCOME (EXPENSES):
(Loss) on sale of asset	(9,337)	--
Interest income	308	2,995
(Loss) on derivative instrument liability	(20,673)	--
Accretion of discounts on notes payable
and lease liability	(74,054)	(135,336)
Interest expense	(36,000)	(28,000)
Total Other (Expense)	(139,756)	(160,341)

(LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES	(6,343,590)	(1,425,960)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF $-0-	--	(13,902)

NET (LOSS)	$(6,343,590)	$(1,439,862)

Basic and Diluted (Loss) Per Common Share	$(0.16)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	38,811,687	31,870,011

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

 (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,343,590)	$(1,439,862)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	4,488	50,070
Stock compensation	6,000	363,000
Accretion of asset retirement obligation	1,250	1,250
Amortization of debt discount	74,054	132,336
Loss on sale of equipment	9,337	--
Impairment loss on fixed assets	4,824,446	--
Impairment loss on inventory	965,167	--
Cumulative effect of accounting change	--	13,902
Loss on derivative instrument liability	20,673	--
Net changes in operating assets and liabilities:
Prepaid expenses	44,502	(109,820)
Inventory	94,979	9,471
Accounts payable and accrued liabilities	122,729	184,954
Accrued interest – related parties	36,000	31,000
Accrued lease payments payable	135,000	135,000
Other liabilities	(31,517)	(124,900)
Net Cash (Used in) Operating Activities	(36,482)	(753,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	38,996	--
Restricted cash	284	--
Net Cash Provided by Investing Activities:	39,280	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	60,000	--
Proceeds from exercise of stock options	--	20,400
Payments on capital lease obligations	--	(17,164)
Payments on notes payable	--	(100,000)
Net Cash Provided by (Used in) Financing Activities	60,000	(96,764)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,798	(850,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	707	884,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 63,505	$ 34,284

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT PLANS

Azco Mining Inc. (the Company) is a mining company incorporated in Delaware in August 1991.  Its general business strategy is to acquire, explore and develop mineral properties.  The Company’s principal asset is the 100% owned Black Canyon Mica Project (the Mica Project) in Arizona.  Azco is currently focused on financing efforts to: (1) fund the re-opening and enhancement of its Black Canyon mica project, and (2) acquire other high quality gold, silver and/or copper properties.

In November 2002, the Company ceased crushing and concentration activities at its Black Canyon project due to economic constraints.  Limited production, marketing and sales have continued at its Glendale mica processing facility using inventoried mica, while the Company looks for a joint-venture partner to help finance the project.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.  These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

As of July 1, 2003, the Company’s inventory was reduced to $0, its estimated net realizable value.  Results of operations for the quarter ended September 30, 2003, included a corresponding charge of $965,167, which represents the estimated excess of cost over net realizable value and has been recorded as impairment expense.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements  to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option- pricing model to value the derivative instruments.  To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Restatement and Correction of an Error

The financial statements at June 30, 2004 have been restated in the annual report on Form 10-KSB for the year ended June 30, 2005, to reflect the correction of an error as discussed in Note - 3.

Reclassifications

Certain balances for the period ended September 30, 2002, have been reclassified in the accompanying financial statements to conform to the current period presentation.

Change in Accounting Policy − Accounting for Asset Retirement Obligations

On July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long−lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life. The asset retirement costs associated with the Mica project consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment. The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method. The change in accounting resulted in a cumulative effect charge to earnings during the quarter ended September 30, 2002 of $13,902.

NOTE 3 - RESTATEMENT AND CORRECTION OF AN ERROR

Certain financial statement balances at June 30, 2003, have been restated as of July 1, 2003, to reflect the accounting for a derivative financial instrument associated with a financing lease and free standing warrants issued with this financing instrument.

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above, the following accounts were affected:

  (Debit)      Credit

  Balances at

   Transition Entry       Corrected Balances at

 June 30, 2003

       July 1, 2003

      July 1, 2003

     Derivative Liability                 $              --

       $       84,673

    $        84,673

     Additional Paid in Capital       $ 32,978,633           $(1,093,898)

    $ 31,884,735

     Accumulated (Deficit)             $(29,485,447)         $ 1,009,225

    $(28,476,222)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the year ended June 30, 2003, management determined that an impairment charge was necessary to reduce the carrying value of the Company’s long-lived assets to the amount that could be recovered from future operations.  The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company’s mining assets received from a third party investor during the quarter ended March 31, 2003 and represented management’s best estimate of the fair value of these assets.  An impairment charge of $3,291,773 reduced the carrying amount of mineral properties, plant and equipment.

The Company obtained an independent appraisal of the equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the Company recognized a  reserve for impairment of $4,824,446, effective July 1, 2003.

The following table shows the carrying value of mineral properties and equipment, which are idle at September 30, 2003.

Office equipment	$ 139,809
Glendale plant and equipment	1,972,339
Black Canyon crushing	2,441,090
Equipment	262,468
Acquisition costs	1,461,524
Development costs	618,306
6,895,536
Less: Accumulated depreciation	(370,090)
Less: Allowance for impairment, net	(4,824,446)
$ 1,701,000

NOTE 5 - DERIVATIVE FINANCIAL LIABILITY

The Company uses the Black-Scholes option-pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

The warrant derivative associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898 and at June 30, 2003, $84,673.  The fair value of the warrant derivative liability at September 30, 2003, was determined to be $105,346 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 102.67%, risk free interest of 2.85 % and remaining contractual life of 3.3 years. Based upon this change in fair value, the Company has recorded a non-cash loss on derivative financial instruments during the quarter ended September 30, 2003 of $20,673 and a corresponding increase in the derivative liability.

NOTE 6 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

In August 2003, the Company entered into an agreement with a third party ("Finder") whereby the Company will pay a finder's fee for the introduction to the Company of accredited investors with whom the Finder has a pre-existing substantive relationship and who subscribe to private placement purchases of the Company's common stock.  The fee is one share of common stock for every five shares of common stock investors introduced to the Company by the Finder, purchased from the Company.

In August 2003, as part of a settlement agreement with former officers, entered into in June 2003, the Company issued 1,200,000 shares of its common stock, at an aggregate market value of $180,000 on the date of the transaction.  This amount was accrued at June 30, 2003.

During the quarter ended September 30, 2003, the Company sold 600,000 shares of common stock at $0.10 per share for cash proceeds of $60,000.

During the quarter ended September 30, 2003, the Company issued 120,000 shares of common stock with an aggregate market value of $6,000 as a finder’s fee under the August 2003 agreement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

iCapital Corporation

On June 25, 2002 the Company received a demand for arbitration filed by iCapital Corporation seeking $144,000 in relief due to failure to pay under a June 26, 2001, Financial Consulting Agreement.  In September 2003, the American Arbitration Association awarded iCapital Corporation $144,000 in addition to $6,000 in attorney’s fees and costs as full settlement of the claims submitted for arbitration.  Under the terms of the award the Company had 30 days to remit the amount of the award after which interest accrues at 5% per annum.  On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 amount owed, by the issue of up to 500,000 unregistered shares of its common stock to be held by the Company and released to iCapital in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be released monthly to be calculated on the basis of the average market price of the Company’s stock for the week prior to the shares being released.  As of the date of this filing, all shares have been issued and the obligation settled in full.

Employment Agreements

On October 7, 2003, the Company entered into employment and change of control agreements with its President and Chief Executive Officer.  The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits.  The agreement provides for annual salary of $180,000 adjusted by the CPI.  The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter on a yearly basis unless terminated on 90 days prior notice.  The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code.  In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

Property Identification Agreement

On October 6, 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer.  Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company.  The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, that is derived from identified properties that the Company acquires.  In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale.  The Ortiz gold property that was acquired in August 2004 is one of the 24 properties identified and is subject to the property identification agreement.

New Planet

On August 12, 2003, the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company’s President and Chief Executive Officer.  The Company retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option.  On September 22, 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company’s common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

NOTE 8 - SUBSEQUENT EVENTS

Issue of Equity

Subsequent to September 30, 2003, and through June 30, 2004, the Company sold 2,330,000 shares of common stock for total cash proceeds of $307,000.

Subsequent to September 30, 2003, and through June 30, 2004, 366,000 shares of common stock in the aggregate amount of $52,800 were issued in connection with the finder’s fee.

Subsequent to September 30, 2003, and through June 30, 2004, the Company entered into consulting agreements with two unrelated entities that provide for the issue in the aggregate of 1,200,000 shares of common stock for services at the market value on the date of the transactions aggregating $204,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS.  FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS.  WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2003.

GENERAL

Azco Mining Inc. is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production.  Azco is currently focused on financing efforts to: (1) fund the re-opening and enhancement of its Black Canyon mica project located in Arizona, and (2) acquire high quality gold, silver and/or copper properties.

RESTATEMENT AND CORRECTION OF AN ERROR

Certain financial statement balances at June 30, 2003, have been restated as of July 1, 2003, to reflect the accounting for a derivative financial instrument associated with a financing lease and free standing warrants issued with this financing instrument.

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above, the following accounts were affected:

  (Debit)      Credit

   Balances at

   Transition Entry     Corrected Balances at

 June 30, 2003

      July 1, 2003

   July 1, 2003

     Derivative Liability                $              --

      $       84,673

 $       84,673

     Additional Paid in Capital      $ 32,978,633           $(1,093,898)

 $ 31,884,735

     Accumulated (Deficit)            $(29,485,447)         $ 1,009,225

 $(28,476,222)

CHANGES IN CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Note 2, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-KSB for the year ended June 30, 2003, describes our significant accounting policies which are reviewed by management on a regular basis.

The Company’s critical accounting estimates are those where the Company has made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact the financial results under different assumptions and conditions. The critical accounting estimates are:

Derivative Financial Instruments

In connection with the issuance of debt or equity instruments, we may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. The derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, the Company determines the fair value of these warrants using the Black-Scholes option-pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the financial statements.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2003 and 2002

Sales

Sales increased to $83,983 for the quarter ended September 30, 2003 to $104,445 as compared to $20,462 for the quarter ended September 30, 2002.  The increased sales are a result of sales of mica-filled plastic pellets.  The mica sold was sourced from inventory.  No revenue was generated from the sale of feldspathic sand in the quarter ended September 30, 2003, due to the curtailment of operations at the Company’s crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator.  The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the quarter ended September 30, 2003 to $156,734 from $537,034 for the comparable quarter ended in 2002, or a decrease of $380,300.  This decrease in the current quarter was due to the cessation of production at the Black Canyon facilities in November 2002, and resulting progressive curtailment of processing operations at the Glendale plant.

General and administrative decreased to $337,864 in the quarter ended September 30, 2003 from $654,500 in the comparative quarter ended September 30, 2002, a decrease of $316,636.  This decrease in the current quarter was due to staff and administrative cutbacks, and reductions of accounting and legal fees instituted as cost saving measures.

The Company obtained an independent appraisal of the plant and equipment.  The appraisal indicated a net realizable value of approximately $1,701,000.  Accordingly, the Company recognized a reserve for impairment of $4,824,446.  The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets of $5,789,613.

Other Income and Expenses

Other income and expenses for the quarter ended September 30, 2003 were $(139,756) as compared to $(160,341) for the comparable period ended September 30, 2002.  The decrease in expenses incurred in the current period of $20,585 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability amounting to $53,282 and offset by a non-cash increase in loss on a derivative instrument  liability of $20,673 and an increase in loss on sale of asset of $9,337.

Gain (loss) on Derivative Financial Instruments

We recognized a loss on derivative financial instruments $20,673 for the quarter ended September 30, 2003. This loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks.   We use the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To address the going concern problem addressed in the  audited financial statements at June 30, 2003, we will require additional working capital.  We also will require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for implementation of the Company’s necessary business strategies.

As of September 30, 2003, we had cash-on-hand of $63,505, a negative working capital of $2,789,474 and an accumulated deficit of $34,819,812.

The Company has continued to seek funding for its mica project.  The Company anticipates financing these efforts during fiscal 2004 with the proceeds of the sale of mica-filled plastic pellets and mica powder, including cosmetic grade mica.  In addition, the Company intends to obtain interim funding during fiscal 2004 by the sale of unregistered common stock to accredited investors.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in the dilution of the current shareholders.

If and when financing is procured and production resumes, the Company expects that it will require a minimum of 12 months lead time in order for it to introduce its mica and feldspathic sand products into the markets and to build a customer base necessary for sustained sales and profitable operation.  Although the Company anticipates being able to sell dual products of mica and feldspathic sand, it has not yet sold significant quantities of these products and has not entered into sales contracts.  There are numerous factors beyond the Company’s control that could affect markets for both mica and feldspathic sand.  The profitability of the Company’s operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products.

During the remainder of the current fiscal year, the Company will concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company’s ability to implement its business strategies.  We intend to seek to have the Company’s securities quoted on the OTC Bulletin Board, which may provide a better ability to attract investors.  We are in process of completing the Securities Act filings to facilitate this process.

We can make no assurance, however, that we will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy the Company’s anticipated cash requirements for operations.  The inability to access various capital markets or acceptable financing could have a material effect on the results of operations and deployment of the business strategies and severely threaten the ability to operate as a going concern.

Factors Affecting Future Operating Results

In an effort to bring the mica project to commercial production, fund the Company’s corporate commitments and initiate an exploration program, The Company anticipates the need for at least $5.7 million of additional financing during the next 36 months, in order to fund the following anticipated uses:

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

Management has developed a plan to place the Company on an improved financial footing.  Important elements of the plan include becoming compliant in the filing of the annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0-$6.0 million.  An important priority has been to bring the financial reports current.  We anticipate providing for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries.  We have received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board.  We will begin discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.

If the Company is unable to procure such additional funding, the Company may be required to eliminate substantially all business activities to conserve cash or may need to seek protection under the U.S. bankruptcy laws.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2003, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and also the Chief Financial Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2003, as part of a settlement agreement with two former officers, the Company agreed to provide the officers with 1,200,000 shares of its unrestricted common stock, valued at $.15 per share having an aggregate value of $180,000.

On August 18, 2003, the Company issued 600,000 shares to an accredited investor in a private placement of securities in the aggregate amount of $60,000. These shares were subject to the finder's fee agreement referred to above and 120,000 shares were issued with a market value of $6,000 to the Finder.

Proceeds received from the sale of common stock were utilized as working capital for operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.     EXHIBITS

(a)

The following exhibits are filed as part of this report:

31.1 Certification of Chief Executive officer and Chief accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1 Certification of Chief Executive officer and Chief accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 24, 2006	AZCO MINING INC, By: /s/ Pierce Carson Pierce Carson Chief Executive Officer, President and Principal Accounting Officer

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Pierce Carson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Azco Mining Inc. (“Registrant”) for the quarter ended September 30, 2003;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material factor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation,   to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the  Registrant’s ability to record, process, summarize and report financial information; and

 b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:  July 24, 2006

By: /s/ Pierce Carson

       Pierce Carson

       Chief Executive Officer, President and

       Principal Accounting Officer

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Azco Mining Inc. (the “Company”) hereby certifies that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 24, 2006

By: /s/ Pierce Carson

      Pierce Carson

Chief Executive Officer, President and Principal Accounting Officer