Form 10QSB
period 2003-12-31
AZCO MINING INC
filed 2006-08-02
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

____________________

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT

For the transition period from ___ to ____

____________________

Commission File Number: 0-20430

____________________

AZCO MINING INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7239 North El Mirage Road

Glendale, AZ 85307

(Address of principal executive offices)

(623) 935-0774

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No  X

The number of shares outstanding of each of the issuer's classes of common equity was 63,963,712 shares of common stock, par value $0.002, as of July 21, 2006.

Transitional Small Business Disclosure Format (check one):

Yes     No  X

AZCO MINING INC.

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AZCO MINING INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

(UNAUDITED)

ASSETS

CURRENT ASSESTS:
Cash and cash equivalents	$ 37,681
Inventory	18,600
Prepaid expenses	172,741
Total Current Assets	229,022
CAPITAL ASSETS:
Land	60,000
Building, net	429,528
489,528

OTHER ASSESTS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,685
1,879,685

$ 2,598,235

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 853,129
Accrued interest payable – related party	193,000
Line of credit	73,145
Notes payable – related parties	1,170,546
Accrued lease payments payable	540,000
Accrued settlement obligations	150,000
Assets retirement obligation	52,809
Derivative instrument liability	151,368
Total Current Liabilities	3,183,997
LONG TERM LIABILITIES:
Financing lease payable	2,247,332
Total Liabilities	5,431,329

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares authorized and 43,222,122 shares issued and outstanding	86,444
Additional paid in capital	32,630,135
Accumulated (deficit)	(35,549,673)
Total Stockholders' (Deficit)	(2,833,094)

$ 2,598,235

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

SALES	$ 44,244	$ 10,363	$ 148,689	$ 30,825

OPERATING COSTS AND EXPENSES:
Production costs	40,150	227,607	196,884	764,641
General and administrative	310,547	280,086	648,411	649,312
General and administrative - stock compensation	246,000	--	252,000	363,000
Exploration	7,435	13,832	7,435	29,059
Depreciation and amortization	4,488	37,008	8,976	114,352
Financing expenses	6,557	41,349	18,887	69,349
Impairment of assets	--	--	5,789,613	--
Accretion of asset retirement obligation	1,250	1,250	2,500	2,500
	616,427	601,132	6,924,706	1,992,213

(LOSS) FROM OPERATIONS	(572,183)	(590,769)	(6,776,017)	(1,961,388)

OTHER INCOME (EXPENSES):
(Loss) on sale of asset	--	--	(9,337)	--
Miscellaneous expense, net	--	(84,109)	--	(84,109)
Interest income	461	215	769	3,210
(Loss) on derivative instrument liability	(46,022)	--	(66,695)	--
Accretion of discounts on noted payable and lease liability	(76,117)	(176,310)	(150,171)	(203,683)
Interest expense	(36,000)	(28,000)	(72,000)	(58,963)
Total Other (Expense)	(157,678)	(288,204)	(297,434)	(343,545)

(LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES	(729,861)	(878,973)	(7,073,451)	(2,304,933)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF $-0-	--	--	--	(13,902)

NET (LOSS)	$ (729,861)	$ (878,973)	$(7,073,451)	$(2,318,835)

Basic and Diluted (Loss) Per Common Share	$(0.02)	$(0.03)	$(0.17)	$(0.07)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	41,600,021	33,263,460	40,205,854	32,570,543

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 30, 2003 AND 2002

 (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,073,451)	$(2,318,835)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	8,976	114,352
Stock compensation	252,000	363,000
Accretion of asset retirement obligation	2,500	2,500
Amortization of debt discount	150,171	203,683
Loss on sale of equipment	9,337	--
Impairment loss on fixed assets	4,824,446	--
Impairment loss on inventory	965,167	-
Mark to market adjustments	--	84,109
Cumulative effect of accounting change	--	13,902
Loss on derivative instrument liability	66,695	--
Net changes in operating assets and liabilities:
Prepaid expenses	26,680	(109,820)
Inventory	93,780	6,186
Accounts payable and accrued liabilities	34,787	333,772
Accrued interest – related parties	72,000	56,000
Accrued lease payments payable	270,000	--
Other liabilities	--	(184,900)
Net Cash (Used in) Operating Activities	(296,912)	(1,436,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	38,996	--
Restricted cash	2,407	11,741
Net Cash Provided by Investing Activities:	41,403	11,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	324,000	--
Proceeds from notes payable	--	665,000
Proceeds from exercise of stock options	--	20,400
Payments on capital lease obligations	(31,517)	(34,766)
Payments on notes payable	--	(100,000)
Net Cash Provided by Financing Activities	292,483	550,634
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,974	(873,676)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	707	884,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 37,681	$ 10,971

The accompanying notes are an integral part of these consolidated financial statements

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.  These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2003, included in the Company's Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

As of July 1, 2003, the Company's inventory was reduced to $0, its estimated net realizable value.  Results of operations for the six months ended December 31, 2003, included a corresponding charge of $965,167, which represents the estimated excess of cost over net realizable value and has been recorded as impairment expense.

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

Reclassifications

Certain balances for the period ended December 31, 2002, have been reclassified in the accompanying financial statements to conform to the current period presentation.

Change in Accounting Policy − Accounting for Asset Retirement Obligations

On July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life. The asset retirement costs associated with the Mica project consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment. The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method. The change in accounting resulted in a cumulative effect charge to earnings during the six months ended December 31, 2002, of $13,902.

NOTE 3 - RESTATEMENT AND CORRECTION OF AN ERROR

Certain financial statement balances at June 30, 2003, have been restated as of July 1, 2003, to reflect the accounting for a derivative financial instrument associated with a financing lease and free standing warrants issued with this financing instrument.

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EIFT 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above the following accounts were affected:

	Balances at June 30, 2003	(Debit)/Credit Transition Entry July 1, 2003	Corrected Balances at July 1, 2003
Derivative liability	$ --	$ 84,673	$ 84,673
Additional Paid in Capital	$ 32,978,633	$ (1,093,898)	$ 31,884,735
Accumulated (Deficit)	$ (29,485,447)	$ 1,009,225	$ (28,476,222)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

During the year ended June 30, 2003, management determined that an impairment charge was necessary to reduce the carrying value of the Company's long-lived assets to the amount that could be recovered from future operations.  The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company's mining assets received from a third party investor during the quarter ended March 31, 2003 and represented management's best estimate of the fair value of these assets.  An impairment charge of $3,291,773 reduced the carrying amount of mineral properties, plant and equipment.

The Company obtained an independent appraisal of the equipment.  The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the Company recognized a reserve for impairment of $4,824,446, effective July 1, 2003.

The following table shows the carrying value of mineral properties and equipment, which are idle at December 31, 2003.

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

The warrant derivative associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898 and at June 30, 2003, $84,673.  The fair value of the warrant derivative liability at September 30, 2003, was determined to be $105,346 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 102.67%, risk free interest of 2.85 % and remaining contractual life of 3.3 years. The fair value of the warrant derivative liability at December 31, 2003, was determined to be $151,368 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 107.1%, risk free interest of 2.37 % and remaining contractual life of 3.04 years. Based upon this change in fair value, the Company has recorded a non-cash loss on derivative financial instruments during the quarter ended December 31, 2003 of $46,022 and a corresponding increase in the derivative instrument liability.

NOTE 6 - STOCKHOLDERS' (DEFICIT)

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

In August 2003, as part of a settlement agreement entered into in June 30, 2003 with former officers, the Company issued 1,200,000 shares of its common stock, at an aggregate market value of $180,000 on the date of the transaction.  This amount was accrued at June 30, 2003.

During the quarter ended September 30, 2003, the Company sold 600,000 shares of common stock at $0.10 per share for cash proceeds of $60,000.

During the quarter ended September 30, 2003, the Company issued 120,000 shares of common stock with an aggregate market value of $6,000 as a finder's fee under the August 2003 agreement.

During the quarter ended December 31, 2003, the Company sold 500,000 shares of common stock at $0.15 per share for cash proceeds of $75,000.

During the quarter ended December 31, 2003, the Company sold 1,400,000 shares of common stock at $0.135 per share for cash proceeds of $189,000.

During the quarter ended December 31, 2003, the Company issued 280,000 shares of common stock with an aggregate market value of $42,000 as a finder's fee under the August 2003 agreement.

During the quarter ended December 31, 2003, the Company issued 1,200,000 shares of common stock with an aggregate market value of $204,000 for investor relations and consulting services provided during the quarter to three individuals.

Issuances of Stock Options

In October 2003, the Company granted 7,500,000 stock options at an exercise price of $0.11 per share to four employees of the Company. The options have a term of five years and vest over an 18-month period.  In February 2004, 2,000,000 of the stock options expired due to the resignation of two employees.

The fair value of option grants is estimated at $445,000 as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for the grants, expected life of options of 3.5 years, volatility of 103%, risk-free interest rate of three percent (3.0%), and a zero percent (0%) dividend yield for grants made during the six month ended December 31, 2003. The fair value of the options will be recognized and disclosed on a pro forma basis in the periods as the options become vestedperiod.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Six Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net (loss), as reported	$(7,073,451)	$ (2,318,835)
Deduct – stock-based compensation expense determined under the fair value method, net of tax effect	(225,209)	--

Pro forma net (loss)	$(7,298,660)	$(2,318,835)

Loss per share:
Net (loss) per share, as reported	$(0.17)	$(0.07)

Net (loss) per share, pro forma	$(0.18)	$(0.07)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

iCapital Corporation

On June 25, 2002 Azco received a demand for arbitration filed by iCapital Corporation seeking $144,000 in relief due to failure to pay under a June 26, 2001 Financial Consulting Agreement.  In September 2003, the American Arbitration Association awarded iCapital Corporation $144,000 in addition to $6,000 in attorney's fees and costs as full settlement of the claims submitted for arbitration.  Under the terms of the award the Company had 30 days to remit the amount of the award after which interest accrues at 5% per annum.  On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 amount owed, by the issue of up to 500,000 unregistered shares of its common stock to be held by the Company and released to iCapital in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be released monthly to be calculated on the basis of the average market price of the Company's stock for the week prior to the shares being released.  As of the date of this filing, all shares have been issued and the obligation settled in full.

Employment Agreements

On October 7, 2003 the Company entered into employment and change of control agreements with its President and Chief Executive Officer.  The employment agreement describes, among other things, the officer's duties, compensation levels and benefits.  The agreement provides for annual salary of $180,000 adjusted by the CPI.  The term of the agreement is from October 16, 2003 through and including October 15, 2006, and then automatically extends through October 15, 2008 and thereafter on a yearly basis unless terminated on 90 days prior notice.  The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code.  In addition, the officer will continue to be covered by the Company's medical, health, life and dental plans for 24 months after such cessation of employment.

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

New Planet

On August 12, 2003, the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company's President and Chief Executive Officer. The Company retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option. On September 22, 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company's common stock, its right, title and interest in and to the lease with New Planet Copper Mining.

NOTE 8 – SUBSEQUENT EVENTS

Issue of Equity

Subsequent to December 31, 2003, and through June 30, 2004, the Company sold 430,000 shares of common stock for total cash proceeds of $43,000.

Subsequent to December 31, 2003, and through June 30, 2004, 86,000 shares of common stock in the aggregate amount of $10,800 on the date of the transactions were issued in connection with the finder's fee.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS,

INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKSAND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING”THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2003.

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

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EIFT 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above following accounts were affected:

	Balances at June 30, 2003	(Debit)/Credit Transition Entry July 1, 2003	Corrected Balances at July 1, 2003
Derivative liability	$ --	$ 84,673	$ 84,673
Additional Paid in Capital	$ 32,978,633	$ (1,093,898)	$ 31,884,735
Accumulated (Deficit)	$ (29,485,447)	$ 1,009,225	$ (28,476,222)

CHANGES IN CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Note 2, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-KSB for the year ended June 30, 2003, describes the Company's significant accounting policies which are reviewed by management on a regular basis.

The Company's critical accounting estimates are those where the Company's has made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. The critical accounting estimates are:

Derivative Financial Instruments - In connection with the issuance of debt or equity instruments, the Company may issue options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. The derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, the determination of the fair value of these warrants using the Black-Scholes option-pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company's current common stock price and expected dividend yield, and the expected volatility of the common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the financial statements

Results of Operations

Operating Results for the Three Months Ended December 31, 2003 and 2002

Sales

Sales increased $33,881 for the quarter ended December 31, 2003 to $44,244 as compared to $10,363 for the quarter ended December 31, 2002.  The increased sales are a result of sales of mica-filled plastic pellets.  The mica sold was sourced from inventory.  No revenue was generated from the sale of feldspathic sand in the quarter ended December 31, 2003, due to the curtailment of operations at the Company's crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator.  The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the quarter ended December 31, 2003 to $40,150 from $227,607 for the comparable quarter ended in 2002, or a decrease of $187,457.  This decrease in the current quarter was due to the cessation of production at the Black Canyon facilities in November 2002, and resulting progressive curtailment of processing operations at the Glendale plant.

General and administrative increased to $310,547 in the quarter ended December 31, 2003 from $280,086 in the comparative quarter ended December 31, 2002, an increase of $30,461.  This increase in the current quarter was mainly attributable to increases in insurance expense approximating $20,000, travel of $14,000 and rent on leased property of $23,000.  These increases were offset partially by decreases in other general and administrative categories due to administrative cutback and other cost reduction measures implemented.

During the quarter ended December 31, 2003, the Company incurred general and administrative stock compensation aggregating $246,000 as compared to the prior year period $ - 0 -. The charges incurred for the current consisted of stock issued for finder's fee aggregating $42,000 and stock, issued for outside consulting fees aggregating $204,000.

The Company obtained an independent appraisal of the plant and equipment.  The appraisal indicated a net realizable value of approximately $1,701,000.  Accordingly, the Company recognized an increase to the reserve for impairment of $4,824,446.  The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets of $5,789,613.

Other Income and Expenses

Other income and expenses for the quarter ended December 31, 2003 were  $(157,678) as compared to $(288,204) for the comparable period ended December 31, 2002.  The decrease in expenses incurred in the current period of $130,526 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability of $92,193 and miscellaneous expense of $84,109, and offset by an increase in a non-cash loss on derivative instrument liability of $46,022.

Gain (loss) on Derivative Financial Instruments

The Company recognized a loss on derivative financial instruments $46,022 for the quarter ended December 31, 2003. This loss arises from adjustments to record the  derivative financial instruments at fair values in accordance with current accounting standards. The  derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company's stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the  derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2003 and 2002

Sales

Sales increased $117,864 for the six months ended December 31, 2003, to $148,689 as compared to $30,825 for the six months ended December 31, 2002.  The increased sales are a result of sales of mica-filled plastic pellets.  The mica sold was sourced from inventory.  No revenue was generated from the sale of feldspathic sand in the six months ended December 31, 2003, due to the curtailment of operations at the Company's crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator.  The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the six months ended December 31, 2003, to $196,884 from $764,641 for the comparable six-month period ended in 2002, or a decrease of $567,757.  This decrease for the current six-month period was due to the cessation of production at the Black Canyon facilities in November 2002, and resulting progressive curtailment of processing operations at the Glendale plant.

General and administrative decreased to $648,411 in the six months ended December 31, 2003, from $649,312 in the comparative six months ended December 31, 2002, a decrease of $901.  This decrease in the current six-month period was due to staff and administrative cutbacks, and reductions of accounting and legal fees instituted as cost saving measures.

During the six month period ended December 31, 2003, the Company incurred general and administrative stock compensation aggregating $252,000 as compared to the prior year period of $363,000. The charges incurred for the current period consisted of stock issued for finder's fee aggregating $48,000 and stock, issued for outside consulting fees aggregating $204,000, resulted in a decrease in stock compensation of $111,000 from the prior period.

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

Other Income and Expenses

Other income and expenses for the six-month period ended December 31, 2003, were $(297,434) as compared to $(343,545) for the comparable period ended December 31, 2002.  The decrease in expenses incurred in the current period of $46,111 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability of $40,475 and miscellaneous expense of $84,109 and offset by an increase in a non-cash loss on derivative instrument liability of $66,695 and an increase loss on sale of asset of $9,337.

Gain (loss) on Derivative Financial Instruments

The Company recognized a loss on derivative financial instruments $66,695 for the six months ended December 31, 2003. This loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company's stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the  derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To address the going concern problem addressed in the audited financial statements at June 30, 2003, the Company will require additional working capital.  The Company also will require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for implementation of the Company's necessary business strategies.

As of December 31, 2003, the Company had cash-on-hand of $37,681, a negative working capital of $2,954,975 and an accumulated deficit of $35,549,673.

Azco has continued to seek funding for its mica project.  The Company anticipates financing these efforts during fiscal 2004 with the proceeds of the sale of mica-filled plastic pellets and mica powder, including cosmetic grade mica.  In addition, the Company intends to obtain interim funding during fiscal 2004 by the sale of unregistered common stock to accredited investors.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in the dilution of the current shareholders.

If and when financing is procured and production resumes, the Company expects that it will require a minimum of 12 months lead time in order for it to introduce its mica and feldspathic sand products into the markets and to build a customer base necessary for sustained sales and profitable operation.  Although the Company anticipates being able to sell dual products of mica and feldspathic sand, it has not yet sold significant quantities of these products and has not entered into sales contracts.  There are numerous factors beyond the Company's control that could affect markets for both mica and feldspathic sand.  The profitability of the Company's operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products.

During the remainder of the  current fiscal year, the Company will concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company's ability to implement its business strategies.  The Company intends to seek to have the Company's securities quoted on the OTC Bulletin Board in 2006, which may provide a better ability to attract investors.  The Company is in process of completing the Securities Act filings to facilitate this process.

The Company can make no assurance, however, that the Company will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy the  anticipated cash requirements for operations.  The Company's inability to access various capital markets or acceptable financing could have a material effect on the  results of operations and deployment of the Company's business strategies and severely threaten the  ability to operate as a going concern.

Factors Affecting Future Operating Results

In an effort to bring the mica project to commercial production, fund the Company's corporate commitments and initiate an exploration program, Azco anticipates the need for at least $5.7 million of additional financing during the next 36 months, in order to fund the following anticipated uses:

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

Management has developed a plan to place the Company on an improved financial footing.  Important elements of the plan include becoming compliant in filing of the annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0 - $6.0 million.  An important priority has been to bring the financial reports current.  The Company anticipates providing for interim financing of the Company's activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries.  The Company has received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board.  The Company will begin discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.

If the Company is unable to procure such additional funding, the Company may be required to eliminate substantially all business activities to conserve cash or may need to seek protection under the U.S. bankruptcy laws.

ITEM 3 – CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and also the Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17 and 22, 2003, the Company sold an aggregate of 500,000 shares of restricted common stock at $0.15 per share for cash proceeds of $75,000.

On November 25, 2003, the Company sold 1,400,000 shares of restricted common stock at $0.135 per share for cash proceeds of $189,000.

During the quarter ended December 31, 2003, the Company issued 280,000 shares of restricted common stock with an aggregate market value of $42,000 as a finder's fee under the August 2003 agreement.

During the quarter ended December 31, 2003, the Company issued 1,200,000 shares of restricted common stock with an aggregate market value of $204,000 for investor relations and consulting services to three individuals.

In October 2003, the Company granted 7,500,000 stock options at an exercise price of $0.11 per share to four employees of the Company.

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

17

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Pierce Carson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Azco Mining Inc. (“Registrant”) for the quarter ended December 31, 2003;

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

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and the Company have:

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

 (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial information; and

 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:  July 24, 2006

By: /s/ Pierce Carson

       Pierce Carson

       Chief Executive Officer, President and

       Principal Accounting Officer

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Azco Mining Inc. (the “Company”) hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 24, 2006

By: /s/ Pierce Carson

      Pierce Carson

Chief Executive Officer, President and Principal Accounting Officer