Form 10QSB
period 2004-03-31
AZCO MINING INC
filed 2006-08-02
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

____________________

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT

For the transition period from ___ to ___

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

Yes     No  X

AZCO MINING INC.

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AZCO MINING INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(UNAUDITED)

ASSETS

CURRENT ASSESTS:
Cash and cash equivalents	$ 18,765
Inventory	11,212
Prepaid expenses	148,709
Total Current Assets	178,686
CAPITAL ASSETS:
Land	60,000
Building, net	425,040
485,040

OTHER ASSESTS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,658
1,879,658

$ 2,543,384

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 939,485
Accrued interest payable – related party	229,000
Line of credit	73,145
Notes payable – related parties	1,200,000
Accrued lease payments payable	675,000
Accrued settlement obligations	150,000
Asset retirement obligation	54,059
Derivative instrument liability	96,984
Total Current Liabilities	3,417,673
LONG TERM LIABILITIES:
Financing lease payable	2,296,102
Total Liabilities	5,713,775

STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares authorized and 43,342,122 shares issued and outstanding	86,684
Additional paid in capital	32,643,295
Common stock subscribed	25,000
Accumulated (deficit)	(35,925,370)
Total Stockholders’ (Deficit)	(3,170,391)

$ 2,543,384

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

SALES	$ 7,706	$ 23,974	$ 156,395	$ 54,799

OPERATING COSTS AND EXPENSES:
Production costs	44,779	108,021	241,663	872,662
General and administrative	262,071	402,684	910,482	1,079,023
General and administrative - stock compensation	3,400	--	255,400	363,000
Exploration	--	4,500	7,435	33,559
Depreciation and amortization	4,488	60,354	13,464	147,432
Financing expenses	10,000	--	28,887	70,599
Impairment of assets	--	3,291,773	5,789,613	3,291,773
Accretion of asset retirement obligation	1,250	1,250	3,750	3,750
	325,988	3,868,582	7,250,694	5,861,798

(LOSS) FROM OPERATIONS	(318,282)	(3,844,608)	(7,094,299)	(5,806,999)

OTHER INCOME (EXPENSES):
Gain (loss) on sale of asset	2,000	65,000	(7,337)	65,000
Miscellaneous expense, net	--	(73,563)	--	(157,672)
Interest income	425	--	1,194	3,210
Gain (loss) on derivative instrument liability	54,384	--	(12,311)	--
Accretion of discounts on note payable and lease liability	(78,224)	(90,652)	(228,395)	(286,298)
Interest expense	(36,000)	(28,000)	(108,000)	(84,000)
Total Other (Expense)	(57,415)	(127,215)	(354,849)	(459,760)

(LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF TAXES	(375,697)	(3,971,823)	(7,449,148)	(6,266,759)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAXES OF $-0-	--	--	--	(13,902)

NET (LOSS)	$ (375,697)	$(3,971,823)	$(7,449,148)	$(6,280,661)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.11)	$(0.18)	$(0.18)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	43,335,455	37,604,319	41,233,825	34,230,029

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

 (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,449,148)	$(6,280,661)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	13,464	174,709
Stock compensation	255,400	363,000
Accretion of asset retirement obligation	3,750	3,750
Amortization of debt discount	228,395	286,298
Beneficial conversion from convertible debt	--	163,543
Mark to market adjustments on conversion option	--	(5,871)
(Gain) loss on sale of equipment	7,337	(65,000)
Impairment loss on fixed assets	4,824,446	3,291,773
Impairment loss on inventory	965,167	--
Cumulative effect of accounting change	--	13,902
Loss on derivative instrument liability	12,311	--
Net changes in operating assets and liabilities:
Prepaid expenses	50,712	(109,819)
Inventory	101,168	13,633
Accounts payable and accrued liabilities	121,143	146,884
Accrued interest – related parties	108,000	84,000
Accrued lease payments payable	405,000	405,000
Other liabilities	--	(184,900)
Net Cash (Used in) Operating Activities	(352,855)	(1,699,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	40,996	65,000
Restricted cash	2,434	11,741
Net Cash Provided by Investing Activities:	43,430	76,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	334,000	--
Proceeds from exercise of stock options and subscriptions	25,000	20,400
Payments on capital lease obligations	(31,517)	(51,968)
Proceeds from notes payable	--	879,483
Payments on notes payable	--	(100,000)
Net Cash Provided by Financing Activities	327,483	747,915

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,058	(875,103)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	707	884,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 18,765	$ 9,544

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.  These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

As of July 1, 2003, the Company’s inventory was reduced to $0, its estimated net realizable value.  Results of operations for the nine months ended March 31, 2004 included a corresponding charge of $965,167, which represents the estimated excess of cost over net realizable value and has been recorded as impairment expense.

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

Restatement and Correction of an Error

The financial statements at June 30, 2004 have been restated in the Company’s annual report on Form 10-KSB for the year ended June 30, 2005, to reflect the correction of an error as discussed in Note - 3.

Reclassifications

Certain balances for the period ended March 31, 2003, have been reclassified in the accompanying financial statements to conform to the current period presentation.

Change in Accounting Policy − Accounting for Asset Retirement Obligations

On July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long−lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the asset's carrying value and subsequently allocated to expense over the assets useful life. The asset retirement costs associated with the Mica project consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment. The Company previously accounted for these costs through periodic charges to earnings using the units-of-production method. The change in accounting resulted in a cumulative effect charge to earnings during the nine months ended March 31, 2003, of $13,902.

NOTE 3 - RESTATEMENT AND CORRECTION OF AN ERROR

Certain financial statement balances at June 30, 2003, have been restated as of July 1, 2003, to reflect the accounting for a derivative financial instrument associated with a financing lease and free standing warrants issued with this financing instrument.

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EIFT 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above the following accounts were affected:

	Balances at June 30, 2003	(Debit)/Credit Transition Entry July 1, 2003	Corrected Balances at July 1, 2003
Derivative liability	$ --	$ 84,673	$ 84,673
Additional Paid in Capital	$ 32,978,633	$ (1,093,898)	$ 31,884,735
Accumulated (Deficit)	$ (29,485,447)	$ 1,009,225	$ (28,476,222)

NOTE – 4 PROPERTY, PLANT AND EQUIPMENT

During the year ended June 30, 2003, management determined that an impairment charge was necessary to reduce the carrying value of the Company’s long-lived assets to the amount that could be recovered from future operations.  The amount of the impairment charge was based upon a formal indication of willingness to acquire the Company’s mining assets received from a third party investor during the third quarter ended March 31, 2003,and represented management’s best estimate of the fair value of these assets.  An impairment charge of $3,291,773 reduced the carrying amount of mineral properties, plant and equipment.

The Company obtained an independent appraisal of the equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the Company recognized a reserve for impairment of $4,824,446, effective July 1, 2003.

The following table shows the carrying value of mineral properties and equipment, which are idle at March 31, 2004.

Office equipment	$ 139,809
Glendale plant and equipment	1,972,339
Black Canyon crushing	2,441,090
Equipment	262,468
Acquisition costs	1,461,524
Development costs	618,306
6,895,536
Less: Accumulated depreciation	(370,090)
Less: Allowance for impairment, net	(4,824,446)
$ 1,701,000

NOTE 5 – DERIVATIVE FINANCIAL LIABILITY

The Company uses the Black-Scholes option-pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

The warrant derivative associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898 and at June 30, 2003, $84,673.  The fair value of the warrant derivative liability at December 31, 2003, was determined to be $151,368 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 107.1%, risk free interest of 2.37 % and remaining contractual life of 3.04 years. The fair value of the warrant derivative liability at March 31, 2004, was determined to be $96,984 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 107.28%, risk free interest of 1.99 % and remaining contractual life of 2.8 years. Based upon this change in fair value, the Company has recorded a non-cash gain on derivative financial instruments during the quarter ended March 31, 2004 of $54,384 and a corresponding decrease in the derivative instrument liability.

NOTE 6 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

In August 2003, the Company entered into an agreement with a third party ("Finder") whereby the Company will pay a finder's fee for the introduction to the Company of accredited investors with whom the Finder has a pre-existing substantive relationship and who subscribe to private placement purchases of the Company's common stock.  The fee is one share of common stock for every five shares of common stock investors introduced to the Company by the Finder, purchased from the Company.  .

In August 2003, as part of a settlement agreement with former officers, entered into in June 2003, the Company issued 1,200,000 shares of its restricted common stock, at an aggregate market value of $180,000 on the date of the transaction.  This amount was accrued at June 30, 2003.

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

During the quarter ended December 31, 2003, the Company issued 280,000 shares of common stock with an aggregate market value of $42,000 as a finder’s fee under the August 2003 agreement.

During the quarter ended December 31, 2003, the Company issued 1,200,000 shares of common stock with an aggregate market value of $204,000 for investor relations and consulting services provided during the quarter to three individuals.

During the quarter ended March 31, 2004, the Company sold 100,000 shares of common stock at $0.10 per share for cash proceeds of $10,000.

During the quarter ended March 31, 2004, the Company issued 20,000 shares of common stock with an aggregate market value of $3,400 as a finder’s fee under the August 2003 agreement.

Issuances of Stock Options

In October 2003, the Company granted 7,500,000 stock options at an exercise price of $0.11 per share to four employees of the Company. The options have a term of five years and vest over an 18-month period.  In February 2004, 2,000,000 of the stock options expired due to the resignation of two employees.

The fair value of option grants is estimated at $445,000 as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for all grants, expected life of options of 3.5 years, volatility of 103%, risk-free interest rate of three percent (3.0%), and a zero percent (0%) dividend yield for grants made during the nine month period ended March 31, 2005. The fair value of the options will be recognized and disclosed on a pro forma basis in the periods as the options become vested.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Nine Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net (loss), as reported	$(7,449,148)	$ (6,280,661)
Deduct – stock-based compensation expense determined under the fair value method, net of tax effect	(307,918)	--

Pro forma net (loss)	$(7,757,066)	$(6,280,661)

Loss per share:
Net (loss) per share, as reported	$(0.18)	$(0.18)

Net (loss) per share, pro forma	$(0.19)	$(0.18)

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

NOTE 8 – SUBSEQUENT EVENTS

Issue of Equity

Subsequent to March 31, 2004, and through June 30, 2004, the Company sold 330,000 shares of common stock in the aggregate for total cash proceeds of $33,000.

Subsequent to March 31, 2004, and through June 30, 2004, 66,000 shares of common stock in the aggregate amount of $7,400 were issued in connection with the finder’s fee.

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

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock “(“EIFT 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above the Company’s liquidity position did not change but the following accounts were affected:

	Balances at June 30, 2003	(Debit)/Credit Transition Entry July 1, 2003	Corrected Balances at July 1, 2003
Derivative liability	$ --	$ 84,673	$ 84,673
Additional Paid in Capital	$ 32,978,633	$ (1,093,898)	$ 31,884,735
Accumulated (Deficit)	$ (29,485,447)	$ 1,009,225	$ (28,476,222)

CHANGES IN CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Note 2, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended June 30, 2003, describes the Company’s significant accounting policies which are reviewed by management on a regular basis.

The Company’s critical accounting estimates are those where the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact the financial results under different assumptions and conditions. The  critical accounting estimates are:

Derivative Financial Instruments - In connection with the issuance of debt or equity instruments, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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

Operating Results for the Three Months Ended March 31, 2004 and 2003

Sales

Sales decreased to $16,268 for the quarter ended March 31, 2004 to $7,706 as compared to $23,974 for the quarter ended March 31, 2003.  The decreased in sales are a result of declining sales of mica-filled plastic pellets.  The mica sold was sourced from inventory.  No revenue was generated from the sale of feldspathic sand in the quarter ended December 31, 2003, due to the curtailment of operations at the Company’s crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator.  The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the quarter ended March 31, 2004 to $44,779 from $108,021 for the comparable quarter ended in 2002, or a decrease of $63,242.  This decrease in the current quarter was due to the cessation of production at the Black Canyon facilities in November 2002, and resulting progressive curtailment of processing operations at the Glendale plant.

General and administrative decreased to $262,071 in the quarter ended March 31, 2004, from $402,684 in the comparative quarter ended March 31, 2003, a decrease of $140,613. This decrease in the current quarter was due to continued staff and administrative cutbacks, and reductions of accounting and legal fees instituted as cost saving measures.

Other Income and Expenses

Other income and expenses for the quarter ended March 31, 2004, were $(57,415) as compared to $(127,215) for the comparable period ended March 31, 2003.  The decrease in expenses incurred in the current period of $69,800 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability of $12,428 for the quarter ended March 31, 2004, a reduction in miscellaneous expense of $73,563 attributable to mark to market adjustments for the conversion option associated with a convertible debenture and a non-cash gain on derivative instrument liability of $54,384 and was offset by a reduction on gain on the sale of assets of $63,000 in the quarter ended March 31, 2003.

Gain (loss) on Derivative Financial Instruments

The Company recognized a gain on derivative financial instruments $54,384 for the quarter ended March 31, 2004. This gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the  earnings in future periods as the Company continues to reflect the  derivative financial instruments at fair values

Operating Results for the Nine Months Ended March 31, 2004 and 2003

Sales

Sales increased $101,596 for the nine months ended March 31, 2004 to $156,395 as compared to $54,799 for the nine months ended March 31, 2003.  The increased sales are a result of sales of mica-filled plastic pellets.  The mica sold was sourced from inventory.  No revenue was generated from the sale of feldspathic sand in the nine months ended March 31, 2004, due to the curtailment of operations at the Company’s crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator.  The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the nine months ended March 31, 2004, to $241,633 from $872,662 for the comparable nine-month period ended in 2003, or a decrease of $631,029.  This decrease for the current nine-month period was due to the cessation of production at the Black Canyon facilities in November 2002, and resulting progressive curtailment of processing operations at the Glendale plant.

General and administrative decreased to $910,482 in the nine months ended March 31, 2004, from $1,079,023 in the comparative nine months ended March 31, 2003, a decrease of $168,541.  This decrease in the current nine-month period was due to staff and administrative cutbacks, and reductions of accounting and legal fees instituted as cost saving measures.

During the nine month period ended March 31, 2004, the Company incurred general and administrative stock compensation aggregating $255,400 as compared to the prior year period of $363,000, or a decrease of $107,600. The charges incurred for the current period consisted of stock issued for finder's fee aggregating $51,400 and stock, issued for outside consulting fees aggregating $204,000 and the decrease was a result of less consulting fees for stock compensation.

The Company obtained an independent appraisal of the plant and equipment.  The appraisal indicated a net realizable value of approximately $1,701,000.  Accordingly, the Company recognized an increase to the reserve for impairment of $4,824,446.  The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets of $5,789,613.

Other Income and Expenses

Other income and expenses for the nine-month period ended March 31, 2004 were  $(354,849) as compared to $(459,760) for the comparable period ended March 31, 2003.  The decrease in expenses incurred in the current period of $104,911 is mainly attributable to the reduction of miscellaneous expense of $157,672 which is attributable to the mark to market adjustments, reduction of accretion of discounts on notes payable and lease liability of $33,903 and was offset by a non-cash loss on a derivative liability of $12,311 and a reduction on gain on the sale of assets of $72,337 in the current period.

Gain (loss) on Derivative Financial Instruments

The Company recognized a loss on derivative financial instruments $12,311 for the nine months ended March 31, 2004. This loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks.   The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To address the going concern problem addressed in the Company’s audited financial statements at June 30, 2003, the Company will require additional working capital.  The Company also will require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses and for implementation of the necessary business strategies.

As of March 31, 2004, the Company had cash-on-hand of $18,765, a negative working capital of $3,238,987 and an accumulated deficit of $35,925,370.

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

During the remainder of the current fiscal year, the Company will concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company’s ability to implement its business strategies.  The Company intends to seek to have the Company’s securities quoted on the OTC Bulletin Board in 2006, which may provide a better ability to attract investors.  The Company is in process of completing the Securities Act filings to facilitate this process.

The Company can make no assurance, however, that the Company will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy the anticipated cash requirements for operations.  The Company’s inability to access various capital markets or acceptable financing could have a material effect on the results of operations and deployment of the business strategies and severely threaten the ability to operate as a going concern.

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

Management has developed a plan to place the Company on an improved financial footing.  Important elements of the plan include becoming compliant in the filing of the annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0-$6.0 million.  An important priority has been to bring the financial reports current.  The Company anticipates providing for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries.  The Company has received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board.  The Company will begin discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.

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

PART II

OTHER INFORMATION

ITEM 2 - UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, the Company sold 100,000 shares of common stock at $0.10 per share for total cash proceeds of $10,000.

During the quarter ended March 31, 2004, the Company issued 20,000 shares of common stock with an aggregate market value of $3,400 as a finder’s fee under the August 2003 agreement.

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

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Pierce Carson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Azco Mining Inc. (“Registrant”) for the quarter ended March 31, 2004;

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

Date:  July 24, 2006

By: /s/ Pierce Carson

       Pierce Carson

       Chief Executive Officer, President and

        Principal Accounting Officer

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Azco Mining Inc. (the “Company”) hereby certifies that the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 24, 2006

By: /s/ Pierce Carson

      Pierce Carson

Chief Executive Officer, President and Principal Accounting Officer