Form 10QSB
period 2004-09-30
AZCO MINING INC
filed 2006-08-02
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

____________________

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT

For the transition period from __to _

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

Yes    No  X

The number of shares outstanding of each of the issuer’s classes of common equity was 63,963,712 shares of common stock, par value $0.002, as of July 24, 2006.

Transitional Small Business Disclosure Format (check one):

Yes     No  X

AZCO MINING INC.

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AZCO MINING INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSESTS:
Cash and cash equivalents	$ 147,373
Prepaid expenses	134,297
Total Current Assets	281,670

CAPITAL ASSETS:
Land	60,000
Building, net	424,956
484,956
OTHER ASSESTS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,658
1,879,658

$ 2,646,284

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 945,266
Accrued interest payable – related party	301,000
Line of credit	73,145
Notes payable – shareholder	400,000
Accrued lease payments payable	945,000
Accrued settlement obligations	150,000
Derivative instrument liability	158,438
Total Current Liabilities	2,972,849
LONG TERM LIABILITIES:
Financing lease liability	2,396,781
Note payable, related party	800,000
Asset retirement obligation	56,559
Total Liabilities	6,226,189
STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares authorized and 47,760,122 shares issued and outstanding	95,520
Additional paid in capital	33,187,799
Deferred stock compensation	(19,688)
Accumulated (deficit)	(36,843,536)
Total Stockholders’ (Deficit)	(3,579,905)

$ 2,646,284

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

SALES	$ 25,986	$ 104,445

OPERATING COSTS AND EXPENSES:
Production, exploration and mine related costs	36,715	156,734
General and administrative	258,486	350,194
General and administrative - stock compensation	137,252	6,000
Depreciation and amortization	5,771	4,488
Impairment of assets	--	5,789,613
Accretion of asset retirement obligation	1,250	1,250
	439,474	6,308,279

(LOSS) FROM OPERATIONS	(413,488)	(6,203,834)

OTHER INCOME (EXPENSES):
Gain (loss) on sale of asset	28,967	(9,337)
Interest income	413	308
Loss on derivative instrument liability	(11,660)	(20,673)
Foreign currency exchange adjustment	(1,185)	--
Accretion of discounts on notes payable
and lease liability	(50,922)	(74,054)
Interest expense	(47,568)	(36,000)
Total Other (Expenses)	(81,955)	(139,756)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(495,443)	(6,343,590)

PROVISION FOR INCOME TAXES	--	--

NET (LOSS)	$ (495,443)	$ (6,343,590)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.16)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	44,974,731	38,811,687

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

 (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(495,443)	$(6,343,590)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	5,771	4,488
Stock compensation	137,252	6,000
Accretion of asset retirement obligation	1,250	1,250
Amortization of debt discount	50,922	74,054
(Gain) loss on sale of equipment	(28,967)	9,337
Impairment loss on fixed assets	--	4,824,446
Impairment loss on inventory	--	965,167
Foreign currency exchange rate adjustment	1,185	--
Loss on derivative instrument liability	11,660	20,673
Net changes in operating assets and liabilities:
Prepaid expenses	(9,621)	44,502
Inventory	--	94,979
Accounts payable and accrued liabilities	21,614	122,729
Accrued interest – related parties	36,000	36,000
Accrued lease payments payable	135,000	135,000
Other liabilities	--	(31,517)
Net Cash (Used in) Operating Activities	(133,377)	(36,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	28,967	38,996
Capital asset addition	(10,175)	--
Restricted cash	--	284
Net Cash Provided by Investing Activities:	18,792	39,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	256,000	60,000
Net Cash Provided by Financing Activities	256,000	60,000
INCREASE IN CASH AND CASH EQUIVALENTS	141,415	62,798
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,958	707
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 147,373	$ 63,505

The accompanying notes are an integral part of these consolidated financial statements

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.  These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2004, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

As of July 1, 2003, the Company’s inventory was reduced to $0, its estimated net realizable value.  Results of operations for the quarter ended September 30, 2003, included a charge of $965,167, which represents the estimated excess of cost over net realizable value and was recorded as impairment expense.

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

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

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

Restatement and Correction of an Error

The financial statements at June 30, 2004, have been restated in the Company’s annual report on Form 10-KSB for the Company’s year ended June 30, 2005, to reflect the correction of an error as discussed in Note 3.

NOTE 3 - RESTATEMENT AND CORRECTION OF AN ERROR

Certain financial statement balances at June 30, 2003, have been restated as of July 1, 2003, to reflect the accounting for a derivative financial instrument associated with a financing lease and free standing warrants issued with this financing instrument.

Subsequent to the Company’s year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock “(“EITF 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above the following accounts were affected:

	Balances at June 30, 2003	(Debit)/Credit Transition Entry July 1, 2003	Corrected Balances at July 1, 2003
Derivative liability	$ --	$ 84,673	$ 84,673
Additional Paid in Capital	$ 32,978,633	$ (1,093,898)	$ 31,884,735
Accumulated (Deficit)	$ (29,485,447)	$ 1,009,225	$ (28,476,222)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the Company recognized impairment expense of $4,824,446 during the quarter ended September 30, 2003.

NOTE 5 – DERIVATIVE FINANCIAL LIABILITY

The Company uses the Black-Scholes option-pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

The warrant derivative associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898 and at June 30, 2004, $146,778.  The fair value of the warrant derivative liability at September 30, 2004, was determined to be $158,438 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 107.01%, risk free interest of 2.89 % and remaining contractual life of 2.29 years. Based upon this change in fair value, the Company has recorded a non-cash loss on derivative financial instruments during the quarter ended September 30, 2004, of $11,660 and a corresponding increase in the derivative liability.

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

During the quarter ended September 30, 2004, the Company sold 2,560,000 shares of common stock at $0.10 per share for aggregate cash proceeds of $256,000.

During the quarter ended September 30, 2004, the Company issued 312,000 shares of common stock with an aggregate market value of $54,440, based on the fair value market value on the transaction dates, as a finder’s fee under the August 2003 agreement.

On July 1, 2004, the Company issued 150,000 shares of common stock for investor relations services to be provided over a period of 24 months, with an aggregate market value on the transaction date of $22,500. During the quarter ended September 30, 2004, $2,812 was expensed as general and administrative-stock compensation and the remainder of $19,688 is classified as deferred stock compensation.

On September 23, 2004, the Company issued 1,000,000 shares of common stock with an aggregate value of $180,000, based on the fair market value on the transaction date. The total reduction of accrued wages amounted to $100,000 and the balance of $80,000 has been recorded as general and administrative stock compensation expense.

Stock Options and Warrants

In July 2004, the Company granted at total of 3,000,000 stock options at an exercise price of $0.10 per share to the chairman of the board of directors and to the President and CEO of the Company. The options have a term of five years and vest on the date of grant.

The fair value of option grants during the three months ended September 30, 2004, were estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for all grants, expected life of options of 3 years, volatility of 106%, risk-free interest rate of two and one-half percent (2.5%), and a zero percent (0%) dividend yield. The pro forma stock based compensation presented below is comprised of $210,000 recognized on the options granted in the current quarter and $36,459 recognized on option grants on October 7, 2003, that became vested in the current period.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net (loss), as reported	$(495,443)	$ (6,343,590)
Deduct – stock-based compensation expense determined under the fair value method, net of tax effect	(246,459)	--

Pro forma net (loss)	$(741,902)	$(6,343,590)

(Loss) per share:
Net (loss) per share, as reported	$(0.01)	$(0.16)

Net (loss) per share, pro forma	$(0.02)	$(0.16)

Options to purchase 11,500,000 of the Company’s common stock were outstanding under the Company’s Stock Option Plan and non-plan at September 30, 2004.  These options are exercisable between $0.10 and $0.11 per common share at varying dates through October 2013.

No warrants were issued during the quarter ended September 30, 2004.  Warrants to purchase 2,900,000 of the Company’s common stock were outstanding at September 30, 2004.  These warrants are exercisable between $0.50 and $2.50 per common share at varying dates through April 2007.

Stock option and warrant activities for the quarter ended September 30, 2004, were as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2004	8,500,000	$0.11	2,900,000	$0.56
Granted	3,000,000	0.10	---	---
Canceled	---	---	---	---
Expired	--	---	---	---
Exercised	---	---	---	---

Outstanding at September 30, 2004	11,500,000	$ 0.11	2,900,000	$0.56

Stock options and warrants exercisable at September 30, 2004, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$0.10	6,000,000	4.68	$0.10	$ 0.70	300,000	1.46	$ 0.70
$ 0.11	3,000,000	7.35	$0.11	$ 0.50	2,550,000	2.30	$ 0.50
	9,000,000		$ 0.11	$ 2.50	50,000	2.52	$ 2.50
					2,900,000		$ 0.56

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2004, the Company had a note payable to a shareholder and director in the amount of $800,000 due March 2004 and accrued interest payable on the note in the amount of $196,000.  Subsequent to year-end, the director/shareholder extended the due date of the note payable to September 2007 at an annual interest rate of 12%.  In addition,in March 2006, the director exercised warrants to purchase 300,000 shares of common stock of the Company at $0.70 per share, in exchange for payment of accrued interest owed on the note payable aggregating $160,000 and reduction in principle of $50,000. Accordingly, the note payable balance was classified as long-term.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

iCapital

On June 25, 2002, Azco received a demand for arbitration filed by iCapital Corporation seeking $144,000 in relief due to failure to pay under a June 26, 2001, Financial Consulting Agreement.  In September 2003, the American Arbitration Association awarded iCapital Corporation $144,000 in addition to $6,000 in attorney’s fees and costs as full settlement of the claims submitted for arbitration.  Under the terms of the award the Company had 30 days to remit the amount of the award after which interest accrues at 5% per annum.  On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 amount owed, by the issue of up to 500,000 unregistered shares of its common stock to be held by the Company and released to iCapital in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be released monthly to be calculated on the basis of the average market price of the Company’s stock for the week prior to the shares being released.  As of the date of this filing, all shares have been issued and the obligation settled in full.

Ortiz Gold Project

On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico.  The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005 paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment.  On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007).  The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as the Company is producing gold or other leased minerals in commercial quantities and otherwise is performing its obligations under the lease.  Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type.

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Equity

Subsequent to September 30, 2004, and through June 30, 2005, the Company issued 250,000 shares of common stock aggregating $37,000 pursuant to accounts payable conversion agreements with two entities aggregating $73,672. The Company recognized a gain associated with the conversion of accounts payable aggregating $36,672.

Subsequent to September 30, 2004, and through June 30, 2005, the Company issued in the aggregate 1,200,000 shares of common stock aggregating $141,000 pursuant to consulting and investor relations service agreements.

Subsequent to September 30, 2004, and through June 30, 2005, a director and the Company’s President and Chief Executive Officer agreed to accept an aggregate of 2,000,000 shares of the Company's common stock as payment of $100,000 of accrued interest on a note payable and $100,000 of accrued salary, respectively. The issued shares were valued at market value on the date of the transactions and aggregated $260,000. Stock compensation was recognized on the conversions aggregating $60,000.

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

INVESTMENTS, AND FUTURE OPERATIONAL PLANS.  FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS.  WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2004.

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

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with a financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

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

  $(28,476,222)

CHANGES IN CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Note 2, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our Form 10-KSB for the year ended June 30, 2004, describes our significant accounting policies which are reviewed by management on a regular basis. The Company’s critical accounting estimates are those where the Company has made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact the financial results under different assumptions and conditions. The critical accounting estimates are:

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2004 and 2003

Sales

Sales decreased $78,459 for the quarter ended September 30, 2004, to $25,986 as compared to $104,445 for the quarter ended September 30, 2003.  The decrease in sales is a result of reduced sales of mica-filled plastic pellets.  The mica sold was sourced from inventory. The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the quarter ended September 30, 2004, to $36,715 from $156,734 for the comparable quarter ended in 2003, or a decrease of $120,019.  This decrease in the current quarter was due to continuing curtailment of processing operations at the Glendale plant.

General and administrative decreased to $258,486 for the quarter ended September 30, 2004, from $350,194 for the comparative quarter ended September 30, 2003, a decrease of $91,708.  This decrease in the current quarter was a result of continued administrative cutbacks and reductions of accounting, legal and consulting fees instituted as cost saving measures.

Effective July 1, 2003, the Company obtained an independent appraisal of the plant and equipment.  The appraisal indicated a net realizable value of approximately $1,701,000.  Accordingly, the Company recognized impairment expense of $4,824,446.  The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets of $5,789,613.

Other Income and Expenses

Other income and expenses for the quarter ended September 30, 2004, were $(81,955) as compared to $(139,756) for the comparable period ended September 30, 2003.  The decrease in expenses incurred in the current period of $57,801 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability amounting to $23,132, an increase in gain on sale of assets aggregating $38,304 and a decrease in loss on derivative liability of $9,013. These decreases in the current period were offset by an increase in interest expenses of $11,568 for the current period.

Gain (Loss) on Derivative Financial Instruments

The Company recognized a loss on derivative financial instruments of $11,660 for the quarter ended September 30, 2004, as compared to a loss of $20,673 for the prior year comparable period. The losses arise from adjustments to record the Company’s derivative financial instruments at fair values in accordance with current accounting standards. The Company’s derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks.   The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the Company’s stock price will result in volatility in the Company’s earnings in future periods as the Company continues to reflect the Company’s derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

The Company will require significant additional working capital to continue with the deployment of its business strategies. The Company also will require additional working capital funds for continuing payments for necessary corporate personnel and related general and administrative expenses.

As of September 30, 2004, the Company had cash-on-hand of $147,373, a negative working capital of $2,691,179 and an accumulated deficit of $36,843,536.

Azco is continuing to seek funding for its mica project.  The Company anticipates financing these efforts during fiscal 2005 with minimal proceeds of the sale of mica-filled plastic pellets and mica powder, including cosmetic grade mica and from the sale of unused equipment.  In addition, the Company intends to obtain interim funding during fiscal 2005 by the sale of unregistered common stock to accredited investors.

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

During the remainder of the Company’s current fiscal year, the Company will concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company’s ability to implement its business strategies.  The Company intends to seek to have the Company’s securities quoted on the OTC Bulletin Board in 2006, which may provide a better ability to attract investors.  The Company is in process of completing the Company’s Securities Act filings to facilitate this process.

We can make no assurance, however, that the Company will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy the Company’s anticipated cash requirements for operations.  The Company’s inability to access various capital markets or acceptable financing could have a material effect on the Company’s results of operations and deployment of the Company’s business strategies and severely threaten the Company’s ability to operate as a going concern.

Factors Affecting Future Operating Results

In an effort to bring the mica project to commercial production, fund the Company’s corporate commitments and initiate an exploration program, Azco anticipates the need for at least $5.7 million of additional financing during the next 36 months, in order to fund the following anticipated uses:

Mica project operating losses	$1,200,000
Mica project capital expenditures	2,800,000
Corporate overhead and related expenses	1,200,000
Exploration program	500,000
Total funds required	$5,700,000

This projection assumes that the Company will be able to restructure its current debt and lease commitments whereby interest, principal and lease payments will be paid from future mica project revenues or with equity components.

Management has developed a plan to place the Company on an improved financial footing.  Important elements of the plan include becoming compliant in the filing of the Company’s annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0-$6.0 million.  An important priority has been to bring the financial reports current. The Company anticipates providing for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries.  The Company has received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board.  The Company will continue discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.

If the Company is unable to procure such additional funding, the Company may be required to eliminate substantially all business activities to conserve cash or may need to seek protection under the U.S. bankruptcy laws.

Off-Balance sheet Arrangements

During the three months ended September 30, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and also the Chief Financial Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission and were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, the Company sold 2,560,000 shares of restricted common stock at $0.10 per share with an aggregate value of $256,000.

During the quarter ended September 30, 2004, the Company issued 312,000 shares of restricted common stock with an aggregate market value of $54,440 as a finder’s fee under the August 2003 agreement.

During the quarter ended September 30, 2004, the Company issued 150,000 shares of restricted common stock for services with an aggregate market value of $22,500.

On September 23, 2004, the Company issued 1,000,000 shares of unregistered common stock with an aggregate value of $180,000, based on the fair market value on the transaction date. The total reduction of accrued wages amounted to $100,000 and the balance of $80,000 has been recorded as general and administrative stock compensation expense.

In July 2004, the Company granted a total of 3,000,000 stock options at an exercise price of $0.10 per share to the chairman of the board of directors and to the President and CEO of the Company. The options have a term of five years and vest on the date of grant.

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

Dated: July 26, 2006	AZCO MINING INC, By: /s/ Pierce Carson Pierce Carson Chief Executive Officer, President, Director and Principal Accounting Officer

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Pierce Carson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Azco Mining Inc. (“Registrant”) for the quarter ended September 30, 2004;

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

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:  July 26, 2006

                                                      By: /s/ Pierce Carson

Pierce Carson

Chief Executive Officer, President, Director

and Principal Accounting Officer

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Azco Mining Inc. (the “Company”) hereby certifies that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 26, 2006

By: /s/ Pierce Carson

      Pierce Carson

Chief Executive Officer, President, Director

and Principal Accounting Officer