Form 10QSB
period 2004-12-31
AZCO MINING INC
filed 2006-08-02
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

____________________

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Yes    No  X

The number of shares outstanding of each of the issuer’s classes of common equity was 63,963,712 shares of common stock, par value $0.002, as July 24, 2006.

Transitional Small Business Disclosure Format (check one):

Yes     No  X

AZCO MINING INC.

INDEX TO FORM 10-QSB FILING

FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AZCO MINING INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

(UNAUDITED)

ASSETS

CURRENT ASSESTS:
Cash and cash equivalents	$ 77,184
Inventory	1,460
Prepaid expenses	152,222
Total Current Assets	230,866
CAPITAL ASSETS:
Land	60,000
Building, net	419,185
479,185

OTHER ASSESTS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,658
1,879,658

$ 2,589,709

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 1,027,497
Accrued interest payable – related party and shareholder	337,000
Line of credit	73,145
Notes payable – shareholder	400,000
Accrued lease payments payable	1,080,000
Accrued settlement obligations	150,000
Derivative instrument liability	108,807
Total Current Liabilities	3,176,449

LONG TERM LIABILITIES:
Financing lease payable	2,448,808
Note payable – related party	800,000
Assets retirement obligation	57,809
Total Liabilities	6,483,066
STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares authorized and 48,010,122 shares issued and outstanding	96,020
Additional paid in capital	33,228,299
Deferred stock compensation	(28,208)
Accumulated (deficit)	(37,189,468)
Total Stockholders’ (Deficit)	(3,893,357)

$ 2,589,709

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

SALES	$ 2,437	$ 44,244	$ 28,423	$ 48,689

OPERATING COSTS AND EXPENSES:
Production and mining costs	34,944	47,585	71,659	204,318
General and administrative	265,623	317,104	524,109	667,298
General and administrative - stock compensation	8,480	246,000	145,732	252,000
Depreciation and amortization	5,770	4,488	11,541	8,977
Impairment of assets	--	--	--	5,789,613
Accretion of asset retirement obligation	1,250	1,250	2,500	2,500
	316,067	616,427	755,541	6,924,706

(LOSS) FROM OPERATIONS	(313,630)	(572,183)	(727,118)	(6,776,017)

OTHER INCOME (EXPENSES):
Gain (loss) on sale of assets	--	--	28,967	(9,337)
Foreign currency exchange adjustment	(999)	--	(2,184)	-
Interest income	548	461	961	769
Gain on conversion of debt	18,272	--	18,272	--
Gain (loss) on derivative instrument liability	49,631	(46,022)	37,971	(66,695)
Accretion of discounts on notes payable and lease liability	(52,027)	(76,117)	(102,949)	(150,171)
Interest expense	(47,727)	(36,000)	(95,295)	(72,000)
Total Other (Expenses)	(32,302)	(157,678)	(114,257)	(297,434)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(345,932)	(729,861)	(841,375)	(7,073,451)

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS)	$ (345,932)	$ (729,831)	$ (841,375)	$ (7,073,451)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.18)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	47,907,405	41,600,021	46,441,068	40,205,854

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

 (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (841,375)	$(7,073,451)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	11,541	8,977
Stock compensation	145,732	252,000
Accretion of asset retirement obligation	2,500	2,500
Amortization of debt discount	102,949	150,171
(Gain) loss on sale of equipment	(28,967)	9,337
Impairment loss on fixed assets	--	4,824,446
Impairment loss on inventory	--	965,167
Gain on conversion of debt	(18,272)	--
Foreign exchange currency rate adjustments	2,184	--
(Gain) loss on derivative instrument liability	(37,971)	66,695
Net changes in operating assets and liabilities:
Accounts receivable	6,630	--
Prepaid expenses	(27,546)	26,679
Inventory	--	93,780
Accounts payable and accrued liabilities	137,029	34,787
Accrued interest – related parties	72,000	72,000
Accrued lease payments payable	270,000	270,000
Net Cash (Used in) Operating Activities	(203,566)	(296,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	28,967	38,996
Capital asset addition	(10,175)	--
Restricted cash	--	2,407
Net Cash Provided by Investing Activities:	18,792	41,403

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	256,000	324,000
Payments on capital leases	--	(31,517)
Net Cash Provided by Financing Activities	256,000	292,483
INCREASE IN CASH AND CASH EQUIVALENTS	71,226	36,974
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,958	707
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 77,184	$ 37,681

The accompanying notes are an integral part of these consolidated financial statements

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2004, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

As of July 1, 2003, the Company’s inventory was reduced to $0, its estimated net realizable value.  Results of operations for the six months ended December 31, 2003, included a charge of $965,167, which represents the estimated excess of cost over net realizable value and was recorded as impairment expense.

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

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements the Company issues to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the Company recognized impairment expense of $4,824,446 in the six months ended December 31, 2003.

NOTE 5 – DERIVATIVE FINANCIAL LIABILITY

The Company uses the Black-Scholes option-pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

The warrant derivative associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898, $84,673 at June 30, 2003 and $146,778 at June 30, 2004.  The fair value of the warrant derivative liability at September 30, 2004, was determined to be $158,438 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 107.01%, risk free interest of 2.89 % and remaining contractual life of 2.29 years. The fair value of the warrant derivative liability at December 31, 2004, was determined to be $108,807 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 106.77%, risk free interest of 3.08 % and remaining contractual life of 2.04 years. Based upon this change in fair value, the Company has recorded a non-cash gain on derivative financial instruments during the quarter ended December 31, 2004 of $49,631 and a corresponding decrease in the derivative instrument liability.

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

During the six months ended December 31, 2004, the Company sold 2,560,000 shares of common stock at $0.10 per share for total cash proceeds of $256,000.

During the six months ended December 31, 2004, the Company issued 312,000 shares of common stock with an aggregate market value of $54,440 on the date of the transactions as a finder’s fee under the August 2003 agreement. The amount has been expensed as general and administrative-stock compensation.

During the six months ended December 31, 2004, the Company issued 250,000 shares of common stock for investor relation services, to be rendered over periods ranging from 6 months to 24 months, with an aggregate market value of $39,500 on the date of the transactions. During the six months ended December 31, 2004, $11,292 was expensed as general and administrative-stock compensation and the remainder of $28,208 is classified as deferred compensation.

On September 23, 2004, the Company issued 1,000,000 shares of common stock with an aggregate value of $180,000, based on the fair market value on the transaction date. The total reduction of accrued wages amounted to $100,000 and the balance of $80,000 has been recorded as general and administrative stock compensation expense.

On November 15, 2004, the Company issued 150,000 shares of common stock for settlement of an account payable with an aggregate value of $24,000, based on the fair market value on the transaction date. The total reduction of accounts payable amounted to $42,272 and the balance of $18,272 has been recorded as a gain on conversion of debt.

Stock Options and Warrants

In July 2004, the Company granted at total of 3,000,000 stock options at an exercise price of $0.10 per share to the chairman of the board of directors and to the President and CEO of the Company. The options have a term of five years and vest on the date of grant.

The fair value of option grants during the six months ended December 31, 2004, were estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for all grants, expected life of options of 3 years, volatility of 106%, risk-free interest rate of two and one-half percent (2.5%), and a zero percent (0%) dividend yield. The proforma stock based compensation presented below for the six months ended December 31, 2004, is comprised of $210,000 recognized on the options granted in the current period and $51,041 recognized on option grants on October 7, 2003, that became vested in the current period.

The fair value of option grants during the six month period ended December 31, 2003, is estimated at $445,000 as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for the grants, expected life of options of 3.5 years, volatility of 103%, risk-free interest rate of three percent (3.0%), and a zero percent (0%) dividend yield for grants made. The fair value of the options will be recognized and disclosed on a pro forma basis in the periods as the options become vested. For the six-month period ended December 31, 2003, $225,209 was recognized for options that vested.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Six Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net (loss), as reported	$(841,375)	$ (7,073,451)
Deduct – stock-based compensation expense determined under the fair value method	(261,041)	(225,209)

Pro forma net (loss)	$(1,102,416)	$(7,298,660)

(Loss) per share:
Net (loss) per share, as reported	$(0.02)	$(0.17)

Net (loss) per share, pro forma	$(0.02)	$(0.18)

Options to purchase 11,500,000 of the Company’s common stock were outstanding under the Company’s Stock Option Plan and non-plan at December 31, 2004.  These options are exercisable between $0.10 and $0.11 per common share at varying dates through October 2013.

No warrants were issued during the six-month period ended December 31, 2004.  Warrants to purchase 2,900,000 of the Company’s common stock were outstanding at December 31, 2004.  These warrants are exercisable between $0.50 and $2.50 per common share at varying dates through April 2007.

Stock option and warrant activities for the six-months ended December 31, 2004, were as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2004	8,500,000	$0.11	2,900,000	$0.56
Granted	3,000,000	0.10	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	;---	---

Outstanding at December 31, 2004	11,500,000	$ 0.11	2,900,000	$0.56

Stock options and warrants exercisable at December 31, 2004, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price

$0.10	6,000,000	4.43	$0.10	$ 0.70	300,000	1.20	$ 0.70
$ 0.11	4,250,000	7.30	$0.11	$ 0.50	2,550,000	2.04	$ 0.50
	10,250,000		$ 0.11	$ 2.50	50,000	2.26	$ 2.50
					2,900,000		$ 0.56

NOTE 7 - NOTES PAYABLE, RELATED PARTY

As of June 30, 2004, the Company had a note payable to a shareholder and director in the amount of $800,000 due March 2004 and accrued interest payable on the note in the amount of $196,000.  Subsequent to year-end, the director/shareholder extended the due date of the note payable to September 2007 at an annual interest rate of 12%.  In addition, in March 2006 the director exercised warrants to purchase 300,000 shares of common stock of the Company at $0.70 per share, in exchange for payment of accrued interest owed on the note payable aggregating $160,000 and reduction in principle of $50,000. Accordingly, the note payable balance was classified as long-term.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Ortiz Gold Project

On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico.  The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment.  On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007).  The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as the Company is producing gold or other leased minerals in commercial quantities and otherwise is performing its obligations under the lease.  Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type.

NOTE 9 - SUBSEQUENT EVENTS

Issuance of Equity

Subsequent to December 31, 2004, and through June 30, 2005, the Company issued 100,000 shares of common stock aggregating $13,000 on the date of the transaction, pursuant to an accounts payable conversion agreement aggregating $31,400. The Company recognized a gain associated with the conversion of accounts payable aggregating $18,400.

Subsequent to December 31, 2004, and through June 30, 2005, the Company issued in the aggregate 1,100,000 shares of common stock aggregating $124,000 to unrelated parties pursuant to consulting and service agreements mainly regarding investor relations.

Subsequent to December 31, 2004, and through June 30, 2005, a director and the Company President and Chief Executive Officer agreed to accept an aggregate of 2,000,000 shares of the Company's common stock as payment of $100,000 of accrued interest on a note payable and $100,000 of accrued salary, respectively. The issued shares were valued at market value on the date of the transaction and aggregated $260,000. General and administrative stock compensation was recognized on the conversions aggregating $60,000.

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

As a result of the above, the following accounts were affected:

	Balances at June 30, 2003	(Debit) Credit Transition Entry July 1, 2003	Corrected Balances at July 1, 2003
Derivative Liability	$ --	$ 84,673	$ 84,673
Additional Paid in Capital	$ 32,978,633	$ (1,093,898)	$ 31,884,735
Accumulated (Deficit)	$ (29,485,447)	$ 1,009,225	$ (28,476,222)

CHANGES IN CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Note 2, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended June 30, 2004, describes the  significant accounting policies which are reviewed by management on a regular basis.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2004 and 2003

Sales

Sales decreased $41,807 for the quarter ended December 31, 2004, to $2,437 as compared to $44,244 for the quarter ended December 31, 2003.  The decrease in sales is a result of reduced sales of mica-filled plastic pellets.  The mica sold was sourced from inventory. The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the quarter ended December 31, 2004, to $34,944 from $47,585 for the comparable quarter ended in 2003, or a decrease of $12,641.  This decrease in the current quarter was due to continuing curtailment of processing operations at the Glendale plant.

General and administrative expenses decreased to $265,623 for the quarter ended December 31, 2004, from $317,104 for the comparative quarter ended December 31, 2003, a decrease of $51,481.  This decrease in the current quarter was a result of continued administrative cutbacks and reductions of accounting, legal and consulting fees instituted as cost saving measures.

General and administrative stock compensation decreased to $8,480 for the quarter ended December 31, 2004, from $246,000 for the comparative quarter ended December 31, 2003, a decrease of $237,520.

Other Income and Expenses

Other income and expenses for the quarter ended December 31, 2004, were $(32,302) as compared to $(157,678) for the comparable period ended December 31, 2003.  The decrease in expenses incurred in the current period of $125,376 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability amounting to $24,090, an increase in the gain on conversion of debt aggregating $18,272 and a gain on derivative liability $49,631 as compared to a loss on derivative liability of $(46,022) in the prior comparable period. These reductions in the current period were offset by increase in interest expense of $11,727 for the current period.

Gain (loss) on Derivative Financial Instruments

The Company recognized a gain on derivative financial instruments $49,631 for the quarter ended December 31, 2004, as compared to a loss of $(46,022) for the prior year comparable period. This non-cash gain and loss arises from adjustments to record the Company derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2004 and 2003

Sales

Sales decreased $20,266 for the six months ended December 31, 2004, to $28,423 as compared to $48,689 for the six months ended December 31, 2003.  The decrease in sales is a result of reduced sales of mica-filled plastic pellets.  The mica sold was sourced from inventory. The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the six months ended December 31, 2004, to $71,659 from $204,319 for the comparable six months ended in 2003, or a decrease of $132,660. This decrease in the current six-month period was due to continuing curtailment of processing operations at the Glendale plant.

General and administrative expenses decreased to $524,109 for the six months ended December 31, 2004, from $667,298 for the comparative six month ended December 31, 2003, a decrease of $143,189.  This decrease in the current six-month period was a result of continued administrative cutbacks and reductions of accounting, legal and consulting fees instituted as cost saving measures.

General and administrative stock compensation decreased to $145,732 for the six months ended December 31, 2004, from $252,000 for the comparative six month period ended December 31, 2003, a decrease of $106,268.

Effective July 1, 2003, the Company obtained an independent appraisal of the plant and equipment.  The appraisal indicated a net realizable value of approximately $1,701,000.  Accordingly, the Company recognized impairment expense of $4,824,446.  The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets of $5,789,613.

Other Income and Expenses

Other income and expenses for the six months ended December 31, 2004, were $(114,257) as compared to $(297,434) for the comparable six-month period ended December 31, 2003.  The decrease in other expenses incurred in the current period of $183,177 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability amounting to $47,222, an increase in the gain on conversion of debt aggregating $18,272, an increase in the gain on the sale of assets aggregating $38,304 and a gain on derivative liability of $37,971 as compared to a loss on derivative liability of $(66,695) in the prior comparative period. These reductions in the current period were offset by increase in interest expense of $23,295 for the current period.

Gain (loss) on Derivative Financial Instruments

The Company recognized a gain on derivative financial instruments $37,971 for the six months ended December 31, 2004, and a loss in the comparable prior year period of $(66,695). This gain and loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. Our derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

The Company will require significant additional working capital to continue with the deployment of it's business strategies.  The Company also will require additional working capital funds for continuing payments for necessary corporate personnel and related general and administrative expenses.

As of December 31, 2004, the Company had cash-on-hand of $77,184, a negative working capital of $2,945,583 and an accumulated deficit of $37,189,468.

Azco is continuing to seek funding for its mica project.  The Company anticipates financing these efforts during fiscal 2005 - 2006 with minimal proceeds of the sale of mica-filled plastic pellets and mica powder, including cosmetic grade mica and from the sale of unused equipment.  In addition, the Company intends to obtain interim funding during fiscal 2005 by the sale of unregistered common stock to accredited investors.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in the dilution of the current shareholders.

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

During the remainder of the Company’s current fiscal year, the Company will continue to concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company’s ability to implement its business strategies.  The Company intends to seek to have the Company’s securities quoted on the OTC Bulletin Board in 2006, which may provide a better ability to attract investors.  The Company is in process of completing the Securities Act filings to facilitate this process.

The Company can make no assurance, however, that the Company will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy anticipated cash requirements for operations.  The Company’s inability to access various capital markets or acceptable financing could have a material effect on the results of operations and deployment of our business strategies and severely threaten the ability to operate as a going concern.

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

Off-Balance Sheet Arrangements

During the three months ended December 31, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

PART II

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2004, the Company sold 2,560,000 shares of restricted common stock at $0.10 per share for cash proceeds aggregating $256,000.

During the six months ended December 31, 2004, the Company issued 312,000 shares of restricted common stock with an aggregate market value of $54,440 as a finder’s fee under the August 2003 agreement.

During the six months ended December 31, 2004, the Company issued 250,000 shares of restricted common stock for services with an aggregate market value of $39,500.

On September 23, 2004, the Company issued 1,000,000 shares of unregistered common stock with an aggregate value of $180,000, based on the fair market value on the transaction date. The total reduction of accrued wages amounted to $100,000 and the balance of  $80,000 has been recorded as general and administrative stock compensation expense.

On November 15, 2004, the Company issued 150,000 shares of unregistered common stock for settlement of an accounts payable with an aggregate value of $24,000, based on the fair market value on the transaction date. The total reduction of accounts payable amounted to $42,272 and the balance of  $18,272 has been recorded as a gain on conversion of debt.

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

Dated: July 28, 2006	AZCO MINING INC, By: /s/ Pierce Carson Pierce Carson Chief Executive Officer, President, Director and Principal Accounting Officer

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Pierce Carson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Azco Mining Inc. (“Registrant”) for the quarter ended December 31, 2004;

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

Date:  July 28, 2006

                                                      By: /s/ Pierce Carson

Pierce Carson

Chief Executive Officer, President, Director

and Principal Accounting Officer

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Azco Mining Inc. (the “Company”) hereby certifies that the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 28, 2006

By: /s/ Pierce Carson

      Pierce Carson

Chief Executive Officer, President, Director and Principal Accounting Officer