Form 10QSB
period 2005-03-31
AZCO MINING INC
filed 2006-08-02
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-QSB

____________________

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT

For the transition period from __ to___

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

Yes     No  X

AZCO MINING INC.

INDEX TO FORM 10-QSB FILING

       FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AZCO MINING INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSESTS:
Cash and cash equivalents	$ 30,809
Inventory	16,286
Prepaid expenses	160,193
Total Current Assets	207,288
CAPITAL ASSETS:
Land	60,000
Building, net	416,608
476,608

OTHER ASSESTS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,658
1,879,658

$ 2,563,554

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 1,007,226
Accrued interest payable – related party and shareholder	273,000
Line of credit	73,145
Notes payable – shareholder	400,000
Accrued lease payments payable	1,215,000
Accrued settlement obligations	150,000
Derivative instrument liability	59,183
Total Current Liabilities	3,177,464

LONG TERM LIABILITIES:
Financing lease payable	2,501,965
Note payable – related party	800,000
Asset retirement obligation	59,059
Total Liabilities	6,538,488
STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares authorized and 50,110,122 shares issued and outstanding	100,220
Additional paid in capital	33,498,099
Deferred Compensation	(26,229)
Accumulated (deficit)	(37,547,024)
Total Stockholders’ (Deficit)	(3,974,934)

$ 2,563,554

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2005	2004	2005	2004

SALES	$ 25,131	$ 7,706	$ 53,554	$ 156,395

OPERATING COSTS AND EXPENSES:
Production and mine related costs	32,238	44,779	103,897	249,097
General and administrative	257,387	272,071	781,496	939,369
General and administrative - stock compensation	75,979	3,400	221,711	255,400
Depreciation and amortization	5,771	4,488	17,312	13,465
Impairment of assets	--	--	--	5,789,613
Accretion of asset retirement	1,250	1,250	3,750	3,750
	372,625	325,988	1,128,166	7,250,694

(LOSS) FROM OPERATIONS	(347,494)	(318,282)	(1,074,612)	(7,094,299)

OTHER INCOME (EXPENSE):
Gain (loss) on sale of asset	40,000	2,000	68,967	(7,337)
Gain on conversion of debt	--	--	18,272	--
Foreign currency exchange rate adjustment	102	--	(2,082)	--
Interest income	954	425	1,916	1,194
Gain (loss) on derivative instrument liability	49,624	54,384	87,595	(12,311)
Accretion of discounts on note payable and lease liability	(53,157)	(78,224)	(156,107)	(228,395)
Interest expense	(47,585)	(36,000)	(142,880)	(108,000)
Total Other (Expense)	(10,062)	(57,415)	(124,319)	(354,849)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(357,556)	(375,697)	(1,198,931)	(7,449,148)

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS)	$(357,556)	$(375,697)	$(1,198,931)	$(7,449,148)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.18)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	48,697,900	43,335,455	47,182,363	41,233,825

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

 (UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,198,931)	$ (7,449,148)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	17,312	13,465
Stock compensation	221,711	255,400
Accretion of asset retirement obligation	3,750	3,750
Amortization of debt discount	156,107	228,395
Gain on conversion of debt	(18,272)	--
Foreign currency exchange rate adjustment	2,082	--
(Gain) loss on sale of equipment	(68,967)	7,337
Impairment loss on fixed assets	--	4,824,446
Impairment loss on inventory	--	965,167
(Gain) loss on derivative instrument liability	(87,595)	12,311
Net changes in operating assets and liabilities:
Accounts receivable	(16,286)	--
Prepaid expenses	(35,517)	50,711
Inventory	--	101,168
Accounts payable and accrued liabilities	224,858	121,143
Accrued interest – related parties	108,000	108,000
Accrued lease payments payable	405,000	405,000
Net Cash (Used in) Operating Activities	(286,748)	(352,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	68,967	40,996
Fixed asset addition	(13,368)	--
Restricted cash	--	2,434
Net Cash Provided by Investing Activities:	55,599	43,430

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	256,000	334,000
Proceeds from subscriptions receivable	--	25,000
Payments on capital lease obligations	--	(31,517)
Net Cash Provided by Financing Activities	256,000	327,483

INCREASE IN CASH AND CASH EQUIVALENTS	24,851	18,058

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,958	707
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 30,809	$ 18,765

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS, AND BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2004, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

As of July 1, 2003, the Company’s inventory was reduced to $0, its estimated net realizable value.  Results of operations for the nine months ended March 31, 2004, included a charge of $965,167, which represents the estimated excess of cost over net realizable value and was recorded as impairment expense.

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

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements the Company issues to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The Company obtained an independent appraisal of certain equipment. During the nine months ended March 31, 2004, the Company recognized impairment expense of $4,824,446.

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITY

The Company uses the Black-Scholes option-pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

The warrant derivative associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898, $84,673 at June 30, 2003 and $146,778 at June 30, 2004. The fair value of the warrant derivative liability at December 31, 2004, was determined to be $108,807 using the following assumptions, expected dividend yield of zero, and expected stock price volatility of 106.77%, risk free interest of 3.08 % and remaining contractual life of 2.04 years. The fair value of the warrant derivative liability at March 31, 2005, was determined to be $59,183 using the following assumptions, expected dividend yield of zero, and expected stock price volatility of 104.62%, risk free interest of 3.8% and remaining contractual life of 1.8 years. Based upon this change in fair value, the Company has recorded a non-cash gain on derivative financial instruments during the quarter ended March 31, 2005, of $49,624 and a corresponding decrease in the derivative instrument liability.

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

During the nine months ended March 31, 2005, the Company sold 2,560,000 shares of common stock at $0.10 per share for cash proceeds of $256,000.

During the nine months ended March 31, 2005, the Company issued 312,000 shares of common stock with an aggregate market value of $54,440 on the dates of the transactions as a finder’s fee under the August 2003 agreement. The amount has been expensed as general and administrative-stock compensation.

During the nine months ended March 31, 2005, the Company issued 350,000 shares of common stock for investor relation services to be rendered over periods ranging from 6 months to 24 months, with an aggregate market value on the date of the transactions of $53,500. During the nine months ended March 31, 2005, $27,271 was expensed as general and administrative-stock compensation and the remainder of $26,229 is classified as deferred stock compensation.

On September 23, 2004, the Company issued 1,000,000 shares of common stock with an aggregate value of $180,000, based on the fair market value on the transaction date. The total reduction of accrued wages amounted to $100,000 and the balance of $80,000 has been recorded as general and administrative stock compensation expense.

On November 15, 2004, the Company issued 150,000 shares of common stock for settlement of an accounts payable with an aggregate value of $24,000, based on the fair market value on the transaction date. The total reduction of accounts payable amounted to $42,272 and the balance of $18,272 has been recorded as a gain on conversion of debt.

On March 4, 2005, the Company issued 1,000,000 shares of common stock with an aggregate value of $130,000, based on the fair market value on the transaction date. The total reduction of accrued wages amounted to $100,000 and the balance of $30,000 has been recorded as general and administrative stock compensation expense.

On March 4, 2005, the Company issued 1,000,000 shares of common stock to the Chairman of the Board of Directors for accrued interest on notes payable with an aggregate value of $130,000, based on the fair market value on the transaction date. The total reduction of accrued interest amounted to $100,000 and the balance of $30,000 has been recorded as general and administrative stock compensation expense.

Stock Options and Warrants

In July 2004, the Company granted at total of 3,000,000 stock options at an exercise price of $0.10 per share to the chairman of the board of directors and to the President and CEO of the Company. The options have a term of five years and vest on the date of grant.

The fair value of option grants during the nine months ended March 31, 2005, were estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for all grants, expected life of options of 3 years, volatility of 106%, risk-free interest rate of two and one-half percent (2.5%), and a zero percent (0%) dividend yield. The pro forma stock based compensation presented below for the nine months ended March 31, 2005, is comprised $210,000 recognized on the options granted in the current period and $65,623 recognized on option grants on October 7, 2003, that became vested in the current period.

The fair value of option grants during the nine month period ended March 31, 2004, is estimated at $445,000 as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for the grants, expected life of options of 3.5 years, volatility of 103%, risk-free interest rate of three percent (3.0%), and a zero percent (0%) dividend yield for grants made. The fair value of the options will be recognized and disclosed on a pro forma basis in the periods as the options become vested. For the nine-month period ended March 31, 2004, $307,918 was recognized for options that vested.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Nine Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Net (loss), as reported	$(1,198,931)	$ (7,449,148)

Deduct – stock-based compensation expense determined under the fair value method, net of tax effect	(275,623)	(307,918)

Pro forma net (loss)	$(1,532,029)	$(7,744,755)

(Loss) per share:
Net (loss) per share, as reported	$(0.03)	$(0.18)

Net (loss) per share, pro forma	$(0.03)	$(0.19)

Options to purchase 11,500,000 of the Company’s common stock were outstanding under the Company’s Stock Option Plan and non-plan at March 31, 2005.  These options are exercisable between $0.10 and $0.11 per common share at varying dates through October 2013.

No warrants were issued during the nine-month period ended March 31, 2005. Warrants to purchase 2,900,000 of the Company’s common stock were outstanding at March 31, 2005.  These warrants are exercisable between $0.50 and $2.50 per common share at varying dates through April 2007.

Stock option and warrant activities for the nine months ended March 31, 2005, were as follows:

Stock options and warrants exercisable at March 31, 2005, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2004	8,500,000	$0.11	2,900,000	$0.56
Granted	3,000,000	0.10	---	---
Canceled	---	---	---	---
Expired	--	---	---	---
Exercised	---	---	---	---

Outstanding at March 31, 2005	11,500,000	$ 0.11	2,900,000	$0.56

Stock options and warrants exercisable at March 31, 2005, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price

$0.10	6,000,000	4.18	$0.10	$ 0.70	300,000	0.96	$ 0.70
$ 0.11	4,250,000	7.05	$0.11	$ 0.50	2,550,000	1.79	$ 0.50
	10,250,000		$ 0.11	$ 2.50	50,000	2.02	$ 2.50
					2,900,000		$ 0.56

NOTE 7 - NOTES PAYABLE, RELATED PARTY

As of June 30, 2004, the Company had a note payable to a shareholder and director in the amount of $800,000 due March 2004, and accrued interest payable on the note in the amount of $196,000.  Subsequent to year-end, the director/shareholder extended the due date of the note payable to September 2007 at an annual interest rate of 12%.  In addition, in March 2006 the director exercised warrants to purchase 300,000 shares of common stock of the Company at $0.70 per share, in exchange for payment of accrued interest owed on the note payable aggregating $160,000 and reduction in principle of $50,000. Accordingly, the note payable balance was classified as long-term.

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

NOTE 9 - SUBSEQUENT EVENTS

Issuance of Equity

Subsequent to March 31, 2005 and through June 30, 2005, the Company issued 100,000 shares of common stock aggregating $13,000 pursuant to an accounts payable conversion agreement aggregating $31,400. The Company recognized a gain associated with the conversion of accounts payable aggregating $18,400.

Subsequent to March 31, 2005 and through June 30, 2005, the Company issued in the aggregate 1,000,000 shares of common stock aggregating $110,000 pursuant to consulting and service agreements mainly for investor relations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2005 and 2004

Sales

Sales increased $17,425 for the quarter ended March 31, 2005 to $25,131 as compared to $7,706 for the quarter ended March 31, 2004. The increase in sales is a result of increased sales of mica-filled plastic pellets.  The mica sold was sourced from inventory. The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the quarter ended March 31, 2005 to $32,238 from $44,779 for the comparable quarter ended in 2004, or a decrease of $12,541.  This decrease in the current quarter was due to continuing curtailment of processing operations at the Glendale plant.

General and administrative expenses decreased to $257,387 for the quarter ended March 31, 2005, from $272,071 for the comparative quarter ended March 31, 2004, a decrease of $14,684.  This decrease in the current quarter was a result of continued administrative cutbacks and reductions of accounting, legal and consulting fees instituted as cost saving measures.

General and administrative stock compensation increased to $75,979 for the quarter ended March 31, 2005, from $3,400 for the comparative quarter ended March 31, 2004, an increase of $72,579. This increase is mainly attributable to stock compensation recognized on the conversion of accrued interest and wages to equity that aggregated $60,000 on the transactions in the current period.

Other Income and Expenses

Other income and expenses for the quarter ended March 31, 2005 were $(10,062) as compared to $(57,415) for the comparable period ended March 31, 2004.  The decrease in other expenses incurred in the current quarter of $47,353 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability amounting to $25,067, and increase in the gain on sale of assets aggregating $38,000 and offset by current period increase in interest expense of $11,585.

Gain (loss) on Derivative Financial Instruments

The Company recognized a gain on derivative financial instruments $49,624 for the quarter ended March 31, 2005 as compared to a gain of 54,384 for the prior year comparable period. These non-cash gains arise from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The Company’s derivative financial instruments arose in connection with a financing lease. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2005 and 2004

Sales

Sales decreased $102,841 for the nine months ended March 31, 2005 to $53,554 as compared to $156,395 for the nine months ended March 31, 2004.  The decrease in sales is a result of reduced sales of mica-filled plastic pellets as the Company is not actively marketing the product.  The mica sold was sourced from inventory. The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Production costs decreased in the nine months ended March 31, 2005 to $103,897 from $249,098 for the comparable nine months ended in 2004, or a decrease of $145,201. This decrease in the current nine month period was due to continuing curtailment of processing operations at the Glendale plant.

General and administrative expenses decreased to $781,496 for the nine months ended March 31, 2005, from $939,369 for the comparative nine month period ended March 31, 2004, a decrease of $157,873.  This decrease in the current nine month period was a result of continued administrative cutbacks and reductions of accounting, legal and consulting fees instituted as cost saving measures.

During the nine months ended March 31, 2004, the Company recognized impairment expense of $4,824,446 on its property and equipment. The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets of $5,789,613.

Other Income and Expenses

Other income and expenses for the nine months ended March 31, 2005 were $(124,319) as compared to $(354,849) for the comparable nine-month period ended March 31, 2004.  The decrease in other expenses incurred in the current period of $230,530 is mainly attributable to the reduction of accretion of discounts on notes payable and lease liability amounting to $72,288, an increase in the gain on conversion of debt aggregating $18,272, an increase in the gain on the sale of assets aggregating $76,304 and a gain on derivative liability of $87,595 as compared to a loss for the comparable period of $(12,311). These reductions were offset by an increase in interest expense for the current period of $34,880.

Gain (loss) on Derivative Financial Instruments

The Company recognized a gain on derivative financial instruments of $87,595 for the nine months ended March 31, 2005 and a loss in the comparable prior year period of $(12,311). This gain and loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks.   The Company uses the Black-Scholes model to estimate the fair value of this derivative.  Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

The Company will require significant additional working capital to continue with the deployment of the Company’s business strategies.  The Company also will require additional working capital funds for continuing payments for necessary corporate personnel and related general and administrative expenses.

As of March 31, 2005, the Company had cash-on-hand of $30,809, a negative working capital of $2,970,176 and an accumulated deficit of $37,547,024.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 - CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2005, the Company sold 2,560,000 shares of restricted common stock at $0.10 per share for cash proceeds of $256,000.

During the nine months ended March 31, 2005, the Company issued 312,000 shares of restricted common stock with an aggregate market value on the dates of the transactions of $54,440 as a finder’s fee under the August 2003 agreement.

During the nine months ended March 31, 2005, the Company issued 350,000 shares of restricted common stock for services with an aggregate market value of $53,500 on the dates of the transactions.

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

On March 4, 2005, the Company issued 1,000,000 shares of common stock for accrued wages and compensation with an aggregate value of $130,000, based on the fair market value on the transaction date.

On March 4, 2005, the Company issued 1,000,000 shares of common stock to the Chairman of the Board of Directors for accrued interest on notes payable and compensation with an aggregate value of $130,000, based on the fair market value on the transaction date.

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

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Pierce Carson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Azco Mining Inc. (“Registrant”) for the quarter ended March 31, 2005;

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

Date:  July 28, 2006

                                                      By: /s/ Pierce Carson

Pierce Carson

Chief Executive Officer,President

Director, and Principal Accounting Officer

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, the undersigned officer of Azco Mining Inc. (the “Company”) hereby certifies that the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 28, 2006

By: /s/ Pierce Carson

      Pierce Carson

Chief Executive Officer, President,

Director and Principal Accounting Officer