Form 10KSB
period 2005-06-30
AZCO MINING INC
filed 2006-08-02
CIK 851726

FORM 10-KSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Revenues for issuer’s most recent fiscal year:  $54,844

Aggregate market value of stock held by non-affiliates as of July 24, 2006:  $49,658,411

Number of shares of the issuer’s common stock outstanding as of July 24, 2006:  63,963,712

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

ITEM 1.  BUSINESS

Azco Mining Inc. (“Azco” or “the Company”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production.  Azco currently is focused on financing efforts to: (1) conduct further studies on its Ortiz gold project located in New Mexico, (2) fund the re-opening and enhancement of its Black Canyon mica project located in Arizona and (3) acquire high quality gold, silver and/or copper properties.  Information about Azco, including a posting of the most recent financial reports, can be viewed on the Company’s web site, www.azco.com.

In August 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a Missouri corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. Among other terms, the lease provides for annual payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty based on the price of gold; the requirement that the Company comply with all governmental permitting and other regulations; and other terms common in mining leases of this type. As of June 9, 2006, the Company has paid a total of $121,584 in option and lease payments. Payments are current through January 31, 2007. The Ortiz gold project is subject to a property identification agreement between the Company and its President and Chief Executive Officer.

The Company suspended crushing and concentrating activities at its Black Canyon mica mine in November 2002 due to economic constraints.  Since the suspension of operations, limited production, marketing and sales have continued at the Company’s Glendale mica processing facility using inventoried mica, while the Company seeks sources of financing for the project.

In September 2000, Azco entered into a lease and purchase option agreement with New Planet Copper Mining Company whereby the Company acquired exclusive rights for exploration, development and mining of micaceous iron oxide, copper, gold and other minerals on 31 patented mining claims located in La Paz County, Arizona.  In August 2003, the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company’s President and Chief Executive Officer.  The Company retained an option to reacquire 25% of the New Planet lease.  In September 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company’s common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

Recent Developments

On March 21, 2006, Azco completed a private placement of senior secured convertible notes, additional investment rights and warrants to five institutional investors for an aggregate purchase price of $2,500,000.  Azco received net proceeds of approximately $2,270,000 after deducting fees and expenses.  The convertible notes have a term of 17 months and amortize over 12 months beginning on September 1, 2006.  Interest on the principal amount outstanding will accrue at a rate of 7% per annum.  Azco may pay principal and accrued interest in cash or, at Azco's option, in shares of its common stock.  The holder of each convertible note, at the holder’s option, may convert the note into Azco’s common stock at a conversion price of $1.58 per share.  Azco also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased.  Azco also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,139 shares of Azco’s common stock at a price of $1.58 per share.  Financial advisory fees included a fee equal to 8% of the gross proceeds and 75,000 warrants exercisable at $1.58 per share.  In connection with the transaction, Azco is required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective.

Since June 30, 2005 and through the date of this filing, Azco has refocused its activities to include precious metals acquisition and has continued to seek sources of new financing.  The Black Canyon mica mine has not operated since operations were suspended in November 2002.  The Glendale processing facility operated on an intermittent basis in fiscals 2003, 2004 and 2005, filling purchase orders using mica from inventory.  The Company sold mica, on a limited basis, to key customers in the plastics and cosmetic industries, and generated $54,844 in revenue in fiscal 2005 and $167,863 in fiscal 2004.  In addition, the Company financed its activities by selling $367,000 and $256,000 of common stock in fiscal years 2004 and 2005 respectively, and $1,033,241 of common stock in fiscal 2006 through July 24, 2006.

The Company incurred exploration and mine expenses of $136,714 during fiscal 2005.

Products

  Azco produced and sold mica-filled plastic pellets to the manufacturers of reinforced plastics in the first quarter of fiscal 2004.  During fiscal 2005 the Company was unable to produce plastic pellets due to a lack of working capital but continued to sell, to a key customer, the mica needed to produce the pellets.  Azco also continued to sell cosmetic grade mica on a limited basis.  The Company has limited quantities of inventoried mica available for its key mica customers, while it seeks financing to resume production.

  Azco produced and sold no feldspathic sand, a by-product of mica production, during fiscals 2005 or 2004. In the first half of fiscal 2003, Azco sold feldspathic sand as golf course bunker sand and as>stucco sand.  Sand sales ceased due to the suspension of crushing and concentrating operations at the Black Canyon mine in November 2002.

Marketing

Marketing efforts have been placed on hold pending the resumption of mica and feldspathic sand production.  The Company maintains contact with current and past customers.

Customers

Azco sold its cosmetic grade mica to Presperse, Inc. and to KOBO, who distributed the product to cosmetic manufacturers.  The Company sold its mica-filled plastic pellets and mica powder to a major plastic consumer in Canada.  Azco sold no feldspathic sand products in fiscal 2005.

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

Employees And Consultants

As of June 30, 2005, we had one full-time employee and two part-time consultants.  Our employees are not covered by labor union contracts or collective bargaining agreements.

ITEM 2.  PROPERTIES

Ortiz Gold Project

Location and Access

The Oriz Mine Grant, over which the Company holds a lease on the mineral estate underlying 57,267 acres (90 square miles) of segregated surface estate, is located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe. County, New Mexico.  The villages of Golden, Madrid and Cerrillos, with a combined population of less than 1,000 people, lie in and adjacent to the Grant.  Paved New Mexico Highway 14 traverses the western portion of the Grant.  The main line of the Santa Fe Railway crosses the northeast corner of the Grant.  A network of unimproved ranch roads provides access to the various land holdings.  High-voltage electric power lines cross the southern part of the Grant.

Terrain in the Grant is hilly to mountainous, with elevations ranging from 6,000 feet in the valleys to nearly 9,000 feet in the Ortiz Mountains.  Annual precipitation averages 12 inches.  Vegetation is sparse but varied as is typical of the high deserts of the Southwest.

The Grant is largely undeveloped and population is sparse.  The land is utilized mainly for cattle grazing.  Other activities include limited subdivision development in the northern part of the Grant, and mine reclamation work at the former Gold Field Ortiz (Cunningham Hill) mine site.

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R07E
R08E
R09E
Cunningham Hill
Carache Canyon
Lukas Canyon
Golden
Ortiz Mine Grant
San Pedro Mountains
San Pedro
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
14
344
0
1
2
Miles
N
Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

Mineral Title

 On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a Missouri corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico.  The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005 paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment.  On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007).  The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as the Company is producing gold or other leased minerals in commercial quantities and otherwise is performing its obligations under the lease.  Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type.

History of Mining and Exploration

Prospecting and mining of gold and silver in the Ortiz area dates to the arrival of the first European (Spanish) settlers in 1598.  Significant gold production from Ortiz placers dates to 1821.  By 1832 several veins and low-grade gold deposits had been discovered.  In 1833 the Ortiz Land Grant, an area about 10.7 miles square centered on the Ortiz gold vein, was registered and possession given by the First Alcade of the City of Santa Fe.  By the early 1840’s, mining at the small underground Ortiz Mine had ceased.  In the late 1800’s and early 1900’s, sporadic attempts at commercial mining of lode and placer gold deposits were unsuccessful due to lack of water and/or low grades.  Total pre-1980 mine production is estimated as about 100,000 ounces of gold.

The entire Grant was validated by the United States in 1860 under the terms of the Treaty of Guadalupe Hidalgo.  The owners received fee simple title to the surface and minerals and the area became known as the Ortiz Mine Grant.  Subsequently the Grant changed hands and the surface was sold subject to reservation of the mineral estate.  In 1959 the mineral-interest owners and associates formed Ortiz Mines, Inc. for the purpose of promoting and marketing the mineral estate.

In 1973, Consolidated Gold Fields leased the eastern portion of the Grant from Ortiz Mines, Inc. and developed and mined the Cunningham Hill deposit (Ortiz Mine).  In the period 1980-1986, Gold Fields produced approximately 250,000 ounces of gold from an open-pit, heap-leach operation.

From 1972 through the early 1990’s, several companies operating under lease with Ortiz Mines, Inc. carried out exploration and pre-development activities in the western portion of the Grant.  These companies included Conoco, Inc., LAC Minerals (USA), Inc. and the LAC-Pegasus Joint Venture.  Expenditures by these groups exceeded $40 million.  Drilling resulted in the identification of several deposits estimated to contain in the aggregate approximately 2 million ounces of gold.

The LAC-Pegasus Joint Venture carried out the majority of the work in the western portion of the Grant, from 1989-1992.  The Joint Venture focused on two deposits in the southwestern part of the Grant, namely the Carache Canyon (“Carache”) and Lucas Canyon (“Lucas”) deposits.  These two deposits were the subject of 386,000 feet of core and reverse-circulation drilling, metallurgical testing and pre-feasibility studies carried out by the LAC-Pegasus Joint Venture and by consulting firms and contractors engaged by the Joint Venture.

Independent Mining Consultants, Inc., (“IMC”), an independent geological engineering firm, was engaged by the LAC-Pegasus Joint Venture to audit estimations of the quantities and grades of in-place mineralized material at the Carache and Lucas deposits and to prepare conceptual open pit mine plans based on a gold price of $385 per ounce.  IMC estimated the Carache gold deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 11.8 million tons grading 0.060 ounces of gold per ton, for 706,700 ounces of contained gold.  IMC estimated the Lucas gold-copper deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 7.6 million tons grading 0.043 ounces of gold per ton and 0.22% copper, for 325,600 ounces of contained gold and 33,440,000 pounds of contained copper.

A 1990 pre-feasibility study produced by the LAC-Pegasus Joint Venture concluded that at gold prices of $325 per ounce or higher, economics would be positive for open-pit, heap-leach mining of the approximately 1 million ounces of gold contained in the Carache and Lucas conceptual pits.  The study also concluded that the project had excellent upside potential to increase both the quantity and grade of contained gold mineralization.  However, the study listed several areas of concern that must be addressed before a production decision could be made, chief among them permitting difficulties to be overcome, water rights to be obtained and bulk sampling to be completed.

In 1989, the LAC-Pegasus Joint Venture started a decline adit into the Carache deposit for the purpose of bulk sampling and to provide drilling access for shallow and deep exploration targets.  However, after advancing 1719 feet the decline was halted due to a temporary water inflow coupled with regulatory and permitting issues.  In the face of a declining gold price, mining development of the Carache or Lucas deposits did not proceed, and the project ultimately was cancelled and the lease returned to Ortiz Mines, Inc..  Subsequently no additional exploration was carried out on the property and it remained dormant until leased by the Company in August 2004.

Geology and Mineralization

The 90 square-mile Ortiz Mine Grant is underlain by mid-Tertiary monzonite and latite porphyry stocks, plugs, dikes and sills that have intruded Paleozoic to early-Tertiary sedimentary rocks. The intrusive rocks are part of the Ortiz Porphyry Belt, which comprises from north to south, the Cerrillos Hills, the Ortiz Mountains, the San Pedro Mountains, and South Mountain.  Structurally, the Grant straddles the Tijeras-Canoncito fault system, a northeast trending zone of fault-bounded horsts and grabens.  This fault zone is a segment of a deep-seated crustal break that has been active intermittently since Precambrian time and has provided a zone of weakness for the emplacement of granitic magmas and associated mineralization.  Late-stage volcanism resulted in the formation of breccia pipes and zones of intense fracturing that provided access for hydrothermal fluids carrying gold, silver, tungsten, molybdenum and base metals.

The Ortiz Porphyry Belt exhibits a number of styles of mineralization that occur in a variety of geologic settings:

•

Gold-tungsten mineralization in a breccia pipe at Cunningham Hill adjacent to a volcanic vent, the Ortiz diatreme.

•

Gold mineralization associated with a collapse breccia at Carache Canyon.

•

Copper and gold disseminated in stockworks and fractures in monzonite at the Cunningham Gulch (gold) and Cerrillos (copper-gold) deposits (bulk tonnage low-grade “porphyry”-type deposits).

•

Copper – gold skarns in calcareous rocks at Lucas Canyon and San Pedro.

•

Lead – zinc – silver veins at the Cash Entry and other old mines north of Cerrillos.

•

Lead – zinc – silver pipe-like mantos in limestone at the Carnahan mine, San Pedro area.

•

Molybdenite in stockworks and fractures in the San Lazarus monzonite stock, San Pedro area.

•

Placer gold deposits on Cunningham Mesa, on the northern pediment of the San Pedro Mountains, and in most of the arroyos draining the Ortiz and San Pedro Mountains.

At the Carache gold deposit, relatively coarse-grained free gold is contained in open space fractures developed in four gently dipping andesite porphyry sills and a sandstone unit around the collapsed margins of a breccia pipe.  At the Lucas gold-copper deposit, mineralization occurs in garnet skarn developed in a limestone unit, the outcropping portion of which forms a dip slope at the surface.

We believe that the Ortiz Mine Grant holds significant potential for additional discoveries, and several partially tested prospects have been identified, three of which have been shown by drilling to contain respectively 60,000, 60,000 and 105,000 ounces of gold.  About half the Ortiz Mine Grant is covered by Quaternary gravels derived from the outwash of adjacent mountains.  Exploration targets beneath the gravel cover also have been identified.

Scoping Study of the Carache and Lucas Gold Deposits

In October 2005, we commissioned Mineral Advisory Group, LLC (“MAG”) of Tucson, Arizona, an independent geological engineering firm, to carry out an engineering review and scoping study of the Carache and Lucas gold deposits, utilizing as a technical base the information generated by the LAC-Pegasus Joint Venture in 1989-1991.  MAG’s study, which was completed in December 2005, assessed various processing options for development and provided estimations of capital and operating costs for each option.  It also included an economic analysis complete with sensitivities on gold price, capital and operating costs.  The MAG report was prepared in accordance with different standards than those prescribed by rules of the SEC.  The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralized material.  We have not received a feasibility study with regard to our Ortiz property.  UNITED STATES INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ANY PART OR ALL OF MINERAL DEPOSITS DESCRIBED HEREIN WILL EVER BE CONVERTED INTO RESERVES.

The processing options analyzed included heap leaching, ball milling/gravity concentration, and high pressure grinding rolls/gravity concentration (“HPGR option”).  The optimum processing route was identified as the HPGR option.  The HPGR option was estimated to be able to achieve a gold recovery of 90% employing simple gravity concentration while minimizing capital and operating costs.  As compared to heap leaching (the processing route previously advanced by the LAC-Pegasus Joint Venture), the HPGR option also potentially would have advantages with respect to environmental disturbance and permitting in that the area of surface disturbance would be smaller, chemicals would not be required in processing and there would be less water usage.

Based on pre-1990 drilling estimations by the LAC-Pegasus Joint Venture, mineralized material from the two deposits totals 29.1 million tons averaging 0.035 ounces of gold per ton at a cut-off grade of 0.01 ounces per ton, containing 1,027,818 ounces of gold, within the boundaries of conceptual pits previously designed by the LAC-Pegasus Joint Venture using a gold price of $385 per ounce.  MAG’s scoping study assumed this material would be mined at the rate of 3 million tons per year.  The stripping ratio (waste-to-mineralized material) was calculated as 2.6: 1.

MAG’s financial model showed production would total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered.  The capital cost, assuming contract mining, was estimated as $38.2 million.

At a gold price of $450 per ounce, MAG’s financial model showed net operating pre-tax cash flow (after deductions for refining charges, royalty payments and depreciation) would total $139.5 million over the assumed mine’s ten-year life, and the IRR would be 33.8%.  At a gold price of $500 per ounce, net operating pre-tax cash flow would increase to $180.9 million.  Sensitivity analyses showed that a variation in gold price is the dominant factor affecting the financial indicators, IRR and NPV.

MAG’s report concluded, “The financial conclusions drawn from this study indicate a very favorable project employing High Pressure Grinding Rolls with gravity recovery and contract mining.”  The report also stated that considerable upside exists in estimations of mineralized material in both contained ounces of gold and grade, as had been concluded previously by the LAC-Pegasus Joint Venture and by IMC.

Permitting

 Mining and processing operations at the Ortiz gold property would require permits from the state and federal governments and also would be subject to county regulations.  We have not obtained or applied for such permits.  We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all.  If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of the Ortiz gold property could be adversely affected.

Work Program

As the next step in our evaluation of the mining potential of the Carache and Lucas deposits, we have commissioned MAG and IMC to conduct additional studies in an attempt to further enhance the project’s economics.  This work will include redesign of the conceptual open pits employing current gold prices, and determination of the effect of using a higher cut-off grade in the mine plan.  Improvements to be assessed, if any, would be in a greater total number of ounces of gold contained, in an increase of the average grade processed, and in a decrease in the operating cost per ounce of gold produced.

We plan to continue assessment of mining and processing options for the Carache and Lucas deposits with the objective of determining an optimized development and operating plan.  We also intend to conduct an assessment of permitting and environmental issues, which will be important for successful mining development. Based on this work, we expect to be in a sound position to formulate plans and budgets for additional work on the Carache and Lucas gold deposits.

We also plan to continue evaluation of the large 90 square mile area under lease for its exploration potential for new discoveries of gold and copper deposits.  In this regard, we will continue to rely on the large quantity of existing geological, geochemical, geophysical and drilling information that we have under our control.

We have budgeted $500,000 for the work to be carried out over the next 12 months.

Black Canyon Mica Project

Background

In 1999, we acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation.  The project included 43 unpatented mining claims at Black Canyon, 30 miles north of Phoenix, Arizona, and a pilot plant situated in Glendale, Arizona.  As part of its our diligence process, we carried out a marketing study, performed metallurgical testing and confirmatory diamond drilling, and conducted an environmental audit and title work.

We also conducted a geologic mapping program that recorded the many pegmatite dikes that host the ore bodies.  This work identified mica deposits lying outside the area of the original 43 mining claims, and additional claims were acquired.  We currently control 67 unpatented mining claims and 9 millsite claims covering approximately 1,385 acres.

During 1999-2001, we began construction of the Glendale processing plant, obtained operating permits from the Bureau of Land Management and the State of Arizona and carried out an initial mining campaign.

 In 2002, we commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and commercial sales.  Operations at the mine site were suspended in November 2002.

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

We are seeking new funding in the amount of $4.0 million to upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital.  These expansions are required in order to achieve the higher throughputs necessary for sustained economic operation.

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

N
TONTO
Black Canyon Property
BLACK CANYON CITY
Agua Fria River
YAVAPAI COUNTY
MARICOPA COUNTY
Lake Pleasant
17
101
51
Glendale Plant
Agua Fria River
GLENDALE
PHOENIX
10
0
3
6
12
Miles
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON

LOCATION - BLACK CANYON PROPERTY
- GLENDALE PLANT

Mineral Title

Our property holdings at and around the Black Canyon mine consist of 67 Federal unpatented mining claims in Yavapai County, Arizona and 9 Federal millsite claims in Maricopa County, Arizona, which in total cover approximately 1,385 acres.  The claims are located on public land and held pursuant to the General Mining Law of 1872.  The Company fully owns the mining rights.  The claims are in good standing in accordance with the mining laws of the United States.

Additional details of our claims are as follows:  In Yavapai County, the claims are Spencer Nos. 1-43, 77, 79, 122-127, 146-153, 155, 157, 184, and 186-190, located in Sections 12, 13, 14, 23 and 24, Township 8N Range 1E and Sections 6, 7 and 8, T8N R2E, and recorded by the Bureau of Land Management on February 25, 1999 and by Yavapai County on February 26,1999.  In Maricopa County, the claims are Mica Millsite Nos. 12, 14, 16, and 19-24, located in Sections 27 and 28, T8N R2E, and recorded by the Bureau of Land Management on September 17, 1999 and by Maricopa County on September 20, 1999.

In order to maintain its claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties.  Annual assessment and recording costs total approximately $10,000.  We have paid the required fees for the 2005 and 2006 assessment years (September 1, 2004 through August 31, 2006).

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

We are seeking new funding in the amount of $4.0 million to upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital.  These expansions are required in order to achieve the higher throughputs necessary for sustained economic operation.

Permits

In 1999, we obtained approval for the Black Canyon Plan of Operations from the Bureau of Land Management and the State of Arizona.  An Environmental Assessment, Clean Water Act Permit and Air Quality Procedures were all approved.  An Aquifer Protection Permit was not required because processing operations at the mine site did not propose the use of water.

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

The minerals of potential economic value are all found associated with the pegmatite dikes, and consist of muscovite mica, feldspar and silica.  Muscovite mica, the principal commodity, constitutes a major accessory mineral of the pegmatite dikes and is ubiquitous in the pegmatite.  Based on visual estimates of drill core, the content of muscovite in the pegmatite ranges from 5% to 35%.  The muscovite islight to whitish green in color and occurs as discrete, coarse-grained inclusions as well as fine-grained disseminations in the pegmatite.  Feldspar and silica, by-products of the proposed mining operation, make up most of the remaining component minerals of the pegmatite on about a 1:1 ratio.

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

Our mineral reserves contain high quality muscovite or “white mica”.  Mica is a mineral characterized by crystals that can be easily split into thin elastic sheets and is valued for its unique combination of chemical, physical, electrical, thermal and mechanical properties.  Muscovite exhibits perfect cleavage, flexibility and elasticity, infusibility, low thermal and electrical conductivity, high dielectric strength, light weight, good insulating characteristics, and is stable when exposed to moisture, light and high temperatures.  Because of these properties, muscovite has found widespread application in plastics, automotive coatings, cosmetics, paints, catalysis and composite formulations.

We plan, once adequate financing is obtained, to produce 10,000 tons (20 million pounds) annually of premium wet-ground mica and intends to penetrate existing markets and to establish our own markets in plastics, cosmetics and ultra-micronized applications.

In fiscals 2005 and 2004 we sold a portion of the mica we produced and retained a portion in inventory.  We sold mica products to customers in the plastics and cosmetics industries and for other specialized applications.   Sales to key customers are continuing on a limited basis.  In addition, other potential consumers have conducted trial tests of our mica products.

Feldspathic Sand

Our feldspathic sand is produced as a by-product of mica concentration and is screened and sized for sale into the Phoenix construction and recreational markets.  Products include golf course bunker sand and sand used in stucco, mortar and other specialized construction applications.  We plan, once suitable financing is obtained, to produce 180,000 tons of feldspathic sand products annually.

Currently sand producers in California and Nevada supply sand to the Phoenix manufactured sand market. Because the material has to be trucked long distances in order to reach Phoenix, trucking costs are significant and constitute a substantial proportion of the final selling price.  The location of Azco’s Black Canyon mine only 30 miles from Phoenix provides us with a transportation cost advantage over competitors who import sand into Arizona.

In fiscals 2005 and 2004 we sold no feldspathic sand products.  In 2003 we sold our entire inventory of feldspathic sand to customers in the Phoenix area.

Impairment Charge and Carrying Value of Assets

Subsequent to the year ended June 30, 2004, we obtained an independent appraisal of the equipment at the Black Canyon mine and at the Glendale processing plant. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, we recognized a reserve for impairment of $4,824,446, which was reflected in the Company’s financial statements for the period ended June 30, 2004.

As of June 30, 2005, Azco carried its long-lived assets at the following values:

Land and buildings, net	$ 470,438
Idle equipment, net	1,701,000
Total	$ 2,171,438

Planet Micaceous Iron Oxide (“MIO”) Project

Location and Access

The Planet property is located in the northwest corner of La Paz County, west central Arizona.  It lies just south of the Bill Williams River, twelve miles above its junction with the Colorado River.  The property is reached by road, either via the Swansea gravel road, twenty-eight miles north from the town of Bouse; or via the Osborne Well paved and gravel road, twenty-five miles east from the town of Parker.

The topography of the property is rugged, with hills 100 to 500 feet high cut by numerous steep-sided canyons.  Average elevation is 800 feet.  The desert climate is typical of western Arizona, hot and dry in summer but mild in winter.  Vegetation is sparse and confined mainly to the bottoms of the larger drainages.

 The project is well served by existing infrastructure for both construction and operation.  All-weather roads connect the Planet property to Bouse and to Parker.  Good highways and the Arizona & California Railroad, part of the national rail system, serve both towns.  Parker is the larger of the two towns, situated on the Colorado River and with a population of about 4,000.  Highways connect Parker to two east-west interstate trucking routes, I-10 and I-40, respectively 35 miles to the south and 60 miles to the north.

Electric power, water and other infrastructure are readily available at industrial sites in Bouse and in Parker.  Fabrication and construction services, and a wide range of commercial and support services also are available in Parker and other nearby communities.   The labor force required for any plant operation could be sourced locally.

N
Lake Havasu
Bill
Williams
River
MOHAVE COUNTY
Planet Property
LA PAZ COUNTY
CALIFORNIA
ARIZONA
River
Colorado
PARKER
Road
Well
Osborne
95
Swansea Road
72
BOUSE
0 2 4 8
Miles
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON

LOCATION - PLANET PROPERTY

Mineral Title

 The property consists of thirty-one patented mining claims totaling 523 acres, comprising an area 3,600 feet by 8,000 feet in size.  The Company leased the property in September 2000 from the underlying owner, New Planet Copper Mining Company, for its potential to produce MIO.  The lease gives the Company exclusive rights for a period of 20 years to explore, develop and mine copper, gold and other minerals.  Terms of the lease include monthly payments of $1,500; an option to purchase the property for $250,000; and a production royalty of 5%.

In August 2003, the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company’s President and Chief Executive Officer.  The Company retained an option to reacquire 25% of the lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option.

In September 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company’s common stock with a fair value of $600,000, its right, title and interest in and to the lease with New Planet Copper Mining Company.

History of Mining and Exploration

The Planet deposit was worked for its copper value from 1863 until l884, and then intermittently through the early 1900’s.  Several shafts were sunk and 8,000 feet of underground workings were developed.  High-grade ore was extracted and shipped to Swansea, Wales, and to San Francisco.  The last mining activity took place between 1915 and 1918 when all remaining high-grade ore was mined and shipped.  In total, the property produced approximately 50,000 tons of ore grading 10% copper.

Between 1942 and 1944, the U. S. Bureau of Mines investigated the quantity and quality of mineralized material containing iron oxide at the Planet deposit.  This work was conducted as part of the wartime evaluation of potential domestic sources of strategic minerals, including sources of iron ore for the steel industry.  The Bureau carried out geologic mapping and sampling, and conducted drilling programs utilizing both churn and diamond drilling methods.  The information that resulted from this work was compiled and recorded in Report of Investigations 3982, “Exploration of the New Planet Iron Deposit”.  We believe that the information is reliable and of good quality.  In 1945, it was used by the Bureau to calculate the tonnage and grade of mineralized material containing iron oxide at the Planet deposit.

Work Program

Work completed by the Company and Metallica Ventures LLC included recovery and surveying of the U. S. Bureau of Mines drill holes from 1942-1944, aerial photography and production of orthophotographs and topographic base maps, compilation of a comprehensive digital database and construction of a computerized block model incorporating all geological, geochemical and assay data, estimations of tonnage and grades of mineralized material containing iron oxide, design of conceptual open pits, preliminary metallurgical testing of MIO material, studies of MIO markets, and conduct of scoping studies to assess the project’s potential for production.

As the work to date has yielded encouraging results, we plan to continue pre-feasibility assessment of the Planet project.

Geology and Mineralization

At the Planet deposit, MIO deposits associated with a mid-Tertiary, flat-lying, regional detachment fault are found in the Triassic Buckskin Formation.  Rocks in the upper plate above the fault are composed of schist, limestone, hydrothermal carbonate and quartzite.  Lower-plate rocks are gneisses.  The upper and lower plates are separated by fault breccias up to 60 feet thick.  The main mineralized bodies at the Planet deposit are found in the lower part of the upper plate, adjacent to and above the detachment fault.  They occur as tabular replacements of hydrothermal carbonate, limestone and schist.  The overall trend of the mineralized bodies is north fifty-five degrees east, and the plunge is eight to nine degrees to the southwest.  Individual bodies dip ten to twenty degrees to the northwest.

The mineralized bodies form discontinuous lenses, irregular bodies and veins that individually are as much as 700 feet long, 250 feet wide, and 50 feet thick.   Mineralized material consists dominantly of specularite and massive hematite with some limonite, malachite, azurite, chrysocolla, and a little pyrite, chalcopyrite, bornite, gold, and silver. Associated minerals include quartz and calcite.  The mineralized material is very hard at the surface and to a depth of ten feet, but underground it is soft and powdery.

The U. S. Bureau of Mines and the Company each have estimated the quantities and grades of mineralized material containing iron oxide at the Planet deposit.  In 1945, the Bureau of Mines estimated the deposit contained 1.4 million tons averaging 60 percent iron (85.8% Fe2O3).  The Bureau based this estimation on work it had carried out during 1942-1944, including drilling of twelve churn holes aggregating 3,742 feet, and ten diamond holes totaling 569 feet; and mapping, surveying, and sampling of surface outcrops and underground workings.

Our new, more detailed estimations employed computerized analytical methods and construction of a block model.  We estimated that a total of 1.4 million tons of mineralized material grading 44.4% iron would be contained in three conceptually designed open pits.  In carrying out our study, we compiled a comprehensive digital database incorporating relevant information from all sources.  The database relied heavily on the information available from the Bureau of Mines, including geologic and assay data from drill holes, and results of surface and underground channel sampling.  The database contained new survey information that tied the locations of drill holes and underground workings to accurate topographic maps generated from aerial photographs.

The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralized material.  We have not received a feasibility study with regard to our Planet property.  UNITED STATES INVESTORS ARE CAUTIONED NOT TO ASSUME THAT ANY PART OR ALL OF MINERAL DEPOSITS DESCRIBED HEREIN WILL EVER BE CONVERTED INTO RESERVES.

Conceptual Mining and Processing Plan

As presently conceived, the Planet mining and processing operation would involve low cost open-pit mining of high-grade MIO material, primary crushing of the mineralized material at the mine site, and trucking of the crushed material approximately twenty-five miles to a processing plant to be located at an industrial townsite.  At the plant site, metallurgical processing would be straightforward and would include grinding, classification, selective flotation, filtration and drying to yield high recoveries of MIO and red iron oxide, a secondary product.  A stockpile of mineralized material sufficient for full-time plant operation would be maintained at the plant site.  Because only very small tonnages of mineralized material would be needed during the early years of operation, mining and related activities would be carried out most efficiently on a periodic, campaign basis utilizing outside contractors.  The project is well situated with respect to development infrastructure and transportation networks.  MIO mineralized material is non-toxic and no environmental issues are foreseen that would hinder development.  In general, we believe the new operation would entail low technical and environmental risk.

Micaceous Iron Oxide

MIO is an uncommon flake-like form of crystalline hematite (Fe2O3) valued for the anti-corrosive properties it contributes to coatings formulated to protect structural steelwork.  MIO improves UV stability, adhesion, surface tolerance and abrasion resistance, and significantly increases coating life.  It also has the advantage of being non-toxic to the environment.  In Europe and Asia, MIO is the most important barrier pigment used to protect structural steelwork from corrosion.  For many years it has been employed with outstanding success on bridges, oilrigs, transmission towers, pipelines, storage tanks, industrial plants and structural steelwork of all descriptions.  The Eiffel Tower and Sydney Harbor Bridge are two examples.

Based on limited available market data, world production of MIO is estimated as around 20,000-30,000 tons (40-60 million lbs) annually, of which Europe and Asia consume over eighty percent.  Prices are quoted in the range $0.40-$.60 per pound for top quality material.  Commercial deposits of high quality MIO are geologically rare.  One supplier from underground mines in Austria has dominated the world market for many years; however, production from that source has been declining.  Elsewhere around the world, production comes from only a handful of suppliers, operating on a small scale and at high production costs.

The United States uses only a relatively small amount of MIO pigment as compared to other regions of the world.  Lack of a domestic source of MIO has forced U. S. paint manufacturers to depend on imports and has restricted market expansion.  The Planet project, if developed, would establish a domestic source of MIO pigment.

ITEM 3.  LEGAL PROCEEDINGS

In June 2002 Azco received a demand for arbitration filed by iCapital Corporation (“iCapital”) seeking $144,000 in relief due to failure to pay under a June 2001 financial consulting agreement.  On September 18, 2003 the American Arbitration Association awarded iCapital $144,000 plus $5,000 in attorney’s fees as full settlement of the claim.  Under the terms of the award the Company had 30 days to remit the amount of the award, after which interest accrues at 5% per annum.  On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 amount owed, by the issue of 500,000 unregistered shares of its common stock to be held by the Company and released to iCapital in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be released monthly to be calculated on the basis of the market price of the Company’s stock at the time released.  A total of 153,012 shares were issued during the period December 1, 2005 – May 1, 2006 in full satisfaction of the agreement.

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

As of July 24, 2006, there were 63,963,712 common shares outstanding.

The following table summarizes the high and low closing sales price per share of Azco’s common stock as quoted on the OTCBB and the “Pink Sheets” for the periods indicated:

Quarter ended	OTCBB (U.S. $)		“Pink Sheets” (U.S. $)
2003	HIGH	LOW	HIGH	LOW
09/30/03	$0.21	$0.05	-	-
12/31/03	0.30	0.14	-	-

2004	HIGH	LOW	HIGH	LOW
03/31/04	-	-	$0.20	$0.10
06/30/04	-	-	0.16	0.10
09/30/04	-	-	0.21	0.11
12/31/04	-	-	0.18	0.12

2005	HIGH	LOW	HIGH	LOW
3/31/05	-	-	$0.17	$0.11
6/30/05	-	-	0.16	0.10

Transfer Agent

Colonial Stock Transfer Co. is the transfer agent for our common stock. The principal office of Colonial Stock Transfer Co. is located at 66 Exchange Place, Salt Lake City, Utah 84111 and its telephone number is (801) 355-5740.

Holders Of Common Equity

As of July 24, 2006, Azco had 871 recordholders of common stock.

Dividends

Azco’s Board of Directors has not declared a dividend on its common stock since Azco’s inception and has no plans to pay a cash dividend in the foreseeable future.

Recent Sales Of Securities

During fiscal 2006 and through July 24, 2006, the Company sold 6,005,578 of unregistered common stock to accredited investors for cash of $1,033,241, at prices ranging from $.10 to $.70 per share.

During fiscal 2005, the Company sold 2,560,000 of unregistered common stock to accredited investors for cash of $256,000, at a price of $.10 per share.

During fiscal 2004, the Company sold 2,930,000 of unregistered common stock to accredited investors for cash of $367,000, at prices ranging from $.10 to $.15 per share.

 On March 21, 2006, Azco completed a private placement of senior secured convertible notes, additional investment rights and warrants to five institutional investors for an aggregate purchase price of $2,500,000.  Azco received net proceeds of approximately $2,270,000 after deducting fees and expenses.  The convertible notes have a term of 17 months and amortize over 12 months beginning on September 1, 2006.  Interest on the principal amount outstanding will accrue at a rate of 7% per annum.  Azco may pay principal and accrued interest in cash or, at Azco's option, in shares of its common stock.  The holder of each convertible note, at the holder’s option, may convert the note into Azco’s common stock at a conversion price of $1.58 per share.  Azco also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased.  Azco also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,139 shares of Azco’s common stock at a price of $1.58 per share.  Financial advisory fees included a fee equal to 8% of the gross proceeds, and 75,000 warrants exercisable at $1.58 per share.  In connection with the transaction, Azco is required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective.

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

On March 15, 2006, the Company issued 300,000 shares of common stock to a director in connection with the exercise of warrants.

On December 15, 2006, the Company issued 50,000 shares of unregistered common stock to a related party pursuant to a consulting agreement.

On September 22, 2005, the Company issued 2,000,000 shares of unregistered common stock to an officer in connection with reacquisition of a mineral lease.

Subsequent to June 30, 2005, the Company issued in the aggregate 2,295,000 shares of unregistered common stock to unrelated entities pursuant to consulting and service agreements.

Subsequent to June 30, 2005, the Company issued 653,012 shares of common stock aggregating $570,000 pursuant to debt conversion agreements with two entities, including payment of notes payable and accrued interest.

  In November 2003, the Company issued 1,000,000 shares of unregistered common stock for services rendered.

In August 2003, the Company entered into an agreement with a third party ("Finder") whereby the Company paid a finder's fee for the introduction to the Company of accredited investors with whom the Finder had a pre-existing substantive relationship and who subscribed to private placement purchases of the Company's common stock.  The fee was one share of common stock for every five shares of common stock investors introduced to the Company by the Finder, purchased from the Company.  In fiscal 2005, 312,000 shares were issued to the Finder under the agreement.  In fiscal 2004, 686,000 shares were issued to the Finder under the agreement and for other services performed.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations for the years ended June 30, 2005 and 2004 reflect under-capitalization of the Company’s Black Canyon mica project, which project requires additional funding to be able to resume production and to achieve sustained profitable operation.  Results of operations similar to those in 2005 and 2004 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments.  The Company anticipates a need for at least $5.7 million in order to satisfy past commitments, commence mining operations and initiate an exploration program as discussed in detail under the Liquidity and Capital Resources section of this report.  If it fails to procure this funding, the Company may be required to eliminate substantially all business activities and to seek protection under the U.S. bankruptcy laws.

Restatement and Correction of an Error

Certain financial statement balances at June 30, 2003, have been restated as of July 1, 2003, to reflect the accounting for a derivative financial instrument associated the financing lease and free standing warrants issued with this financing instrument.

Subsequent to the year ended June 30, 2004, the Company evaluated warrants issued on January 16, 2002, associated with the financing lease under Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).  The evaluation of specifically identified conditions was made to determine whether the fair value of the warrants was required to be initially classified as a derivative liability rather than as equity, as previously reported. It was determined that these outstanding warrants should have been classified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as a derivative liability are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the current period operations.

As a result of the above, the following accounts were affected:

  (Debit)      Credit

   Balances at

   Transition Entry     Corrected Balances at

 June 30, 2003

      July 1, 2003

   July 1, 2003

     Derivative Liability                   $              --

       $       84,673

  $       84,673

     Additional Paid in Capital          $ 32,978,633          $ (1,093,898)

  $ 31,884,735

     Accumulated (Deficit)              $(29,485,447)        $    1,009,225

  $(28,476,222)

Results Of Operations

Year Ended June 30, 2005 Compared To Year Ended June 30, 2004

Sales

Sales decreased to $54,844 in fiscal 2005 from $167,863 in fiscal 2004 due primarily to decreased sales of mica-filled plastic pellets in fiscal 2005.  The mica sold was sourced from inventory. No revenue was generated from the sale of feldspathic sand in fiscals 2005 or 2004, due to the curtailment of operations at the Company’s crushing and concentrating facilities at the Black Canyon mine in November 2002.  Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator.  The Company has discontinued processing and sale of inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

If and when financing is procured and production resumes, the Company expects that it will require 12 months or more time in order for it to introduce its mica and feldspathic sand products into the markets and to build a customer base necessary for sustained sales and profitable operation.  Although the Company anticipates being able to sell dual products of mica and feldspathic sand, it has not yet sold significant quantities of these products and has not entered into sales contracts.  There are numerous factors beyond the Company’s control that could affect markets for both mica and feldspathic sand.  The profitability of the Company’s operations could be adversely affected if it does not achieve the selling prices or sales volumes currently targeted for its products.  See also “Risk Factors”.

Expenses

Production, exploration and mining costs decreased in fiscal 2005 to $136,714 from $325,687 in 2004.  This decrease of $188,973 in fiscal 2005 was due to the cessation of processing operations at the Glendale plant during fiscal 2005.  Production at the Black Canyon facilities ceased in November 2002.

General and administrative expense decreased in fiscal 2005 to $1,018,788 from $1,154,172 in 2004, a decrease of $135,384. This decrease in fiscal 2005 was due to staff and administrative cutbacks, and reductions of accounting and legal fees instituted as cost saving measures.

Subsequent to the year ended June 30, 2004, the Company obtained an independent appraisal of the plant and equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, for the financial year ended June 30, 2004 the company recognized a reserve for impairment of $4,824,446.  The Company also recorded an impairment loss on inventory of $965,167, for a total impairment of assets in fiscal 2004 of $5,789,613.

Other Income and Expenses

Other income and expenses in fiscal 2005 were $(214,460) as compared to $(484,510) in 2004 or a decrease of $270,050. Gain on sale of assets of surplus equipment was $82,967 in fiscal 2005 as compared to a loss of $(6,756) in 2004 resulting in an increase of $89,723 for the current fiscal year 2005.  We also realized a gain on the conversion of debt in fiscal 2005 amounting to $36,672 as compared to $-0- for the comparable period in 2004.   Accretion of debt discounts decreased in fiscal 2005 to $(210,417) from $(278,151) in 2004 due to full amortization of discounts on notes payable during the fiscal year ended June 30, 2005, and interest expense increased in fiscal 2005 by $46,367.  In our year ended June 30, 2005, we also recorded a non-cash gain on a warrant derivative liability of $65,721 as compared to non-cash loss of $(62,105) in fiscal 2004.

Gain (Loss) on Derivative Financial Instruments

The Company recognized a non-cash gain on derivative financial instruments of $65,721 for the fiscal year ended June 30, 2005, as compared to a non-cash loss of $(62,105) for the prior comparable fiscal year. The gain and loss arise from adjustments to record the Company’s derivative financial instruments at fair values in accordance with current accounting standards. The Company’s derivative financial instruments arose in connection with a financing lease. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the Company’s stock price will result in volatility in the Company’s earnings in future periods as the Company continues to reflect the Company’s derivative financial instruments at fair values.

Liquidity And Capital Resources

As of June 30, 2005, Azco had cash-on-hand of $20,101 as compared to $5,958 at June 30, 2004.

Azco has continued to seek funding for its mica project. The Company financed these efforts during fiscal 2005 with the proceeds of the sale of $54,844 of mica-filled plastic pellets and mica powder, including cosmetic grade mica.  In addition, the Company sold $256,000 of common stock during fiscal 2005 through the offering of stock subscriptions to shareholders and sophisticated investors.

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

Management has developed a plan to place the Company on an improved financial footing.  Important elements of the plan include becoming compliant in the filing of our annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0-$6.0 million.  We have provided for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries.  In addition, the Company has obtained interim funding by selling $367,000, $256,000 and $1,033,241 of its common stock to accredited investors during fiscal years 2004, 2005 and 2006 through July 24, 2006 respectively.  We have received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board.  We have begun discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major financing if such financing can be arranged.  If we are able to continue to secure interim financing, restructure debt and in 2006 obtain the additional required project financing, we believe that the Company could be in a position to begin profitable mining operations.

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

As of June 30, 2005 the Company is past due on $1,350,000 of accrued rental payments under the financing lease.  See discussion in the notes to the consolidated financial statements.

In 2001, Azco received three one-year loans totaling in the aggregate $400,000, bearing interest at 12% per annum, from a sophisticated investor and shareholder.  In connection with these loans, Azco issued warrants to purchase 500,000 shares of Azco’s common stock at $.40 per share.  In 2002 these loans were restructured and became payable in 2003.  The Company defaulted on the loans.  The warrants vested in 2002 and expired in 2003.  On December 21, 2005 the Company agreed to settle the entire amount outstanding by issuing 500,000 shares of its restricted common stock.

In March 2001, Lawrence G. Olson, Azco’s Chairman and former President and CEO, jointly with his wife, made an unsecured loan to Azco in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point.  In conjunction with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share.  In October 2001, Azco restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually.  In June 2002, the loan was extended an additional year and Azco entered into a security agreement with Mr. Olson, whereby Azco’s assets secured the loan.  The note became payable in March 2004 after which time it was in default.  On March 15, 2006, Mr. Olson agreed to reduce the principal by $50,000 and to extend the $750,000 note payable for a period of 18 months, until September 15, 2007. Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

The agreements with Mr. Olson described above are with a party related to the Company and may not be at arms-length.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in footnote Note 1. We believe our most critical accounting policies relate to ore reserves, asset retirement obligations, impairment of assets, revenue recognition, the carrying value of inventory, depreciation of plant and equipment, and derivatives.

Ore Reserves

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

Asset Retirement Obligations

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

As of June 30, 2005, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property:  $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management.  Both of the amounts will be held until all conditions of the reclamation agreement have been fulfilled.

A roll forward of the Company’s asset retirement obligation through June 30, 2005 is as follows:

Balance at June 30, 2003	$ 50,309
Accretion for the year ended June 30, 2004	5,000
Accretion for the year ended June 30, 2005	5,000
Balance, June 30, 2004	$ 60,309

Impairment of Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 replaced certain previously issued accounting guidance, developed a single accounting model for long-lived assets other than goodwill and indefinite-lived intangibles, and broadened the framework previously established for assets to be disposed of by sale (whether previously held or newly acquired).  This Statement was effective as of the beginning of fiscal 2003.  The Company considered the guidance in SFAS No. 144 in writing down approximately $4.8 million of long-lived capital assets for the fiscal year ended June 30, 2004.

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

As of June 30, 2004, the Company’s inventory was reduced to estimated net realizable value.  Results of operations for the year ended June 30, 2004 included a charge of $965,167, which represented the estimated excess of cost over net realizable value and was recorded as an impairment expense.

Depreciation

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

For purposes of the June 30, 2004 audit, the Company obtained an independent appraisal of the equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Accordingly, the Company recognized an impairment of $4,824,446.

Derivatives

The Company may have derivative financial instruments in connection with the issuance of debt or equity instruments, and may issue options or warrants to purchase common stock. In certain circumstances, options or warrants may be classified as derivative liabilities rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). This statement replaces APB opinion No. 20, "Accounting Changes" and SFAS Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transaction provision. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS No. 154 for its fiscal year beginning July 1, 2006.

Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issues SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the first fiscal year that begins after September 15, 2006.  The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the fiscal year, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments held at the date of adoption on an instrument-by-instrument basis.  The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

In March 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," with respect to the accounting for separately recognized servicing assets and servicing liabilities.  Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share based payment arrangements for public companies and may simplify some of SFAS 123(R)’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS 143 “Accounting for Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

Risk Factors

This report, including management’s discussion and analysis or plan of operations, contains forward looking statements that may be materially affected by numerous risk factors, including those summarized below:

We are dependent upon production of precious metals and industrial minerals from a limited number of properties, have incurred substantial losses since our inception in 1991, and may never be profitable.  Since our inception in 1991, we have not been profitable.  To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators.  It could be years before we receive any revenues from industrial mineral or precious metals production.  We may suffer significant additional losses in the future and may never be profitable.  There can be no assurance we will receive revenue from operations in the foreseeable future, if at all.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We ceased mining operations at our Black Canyon mica property in 2002 after unsuccessful attempts to begin profitable operations.  We have not established proven or probable reserves at our Ortiz gold property or at our Planet micaceous iron property.  If we are unable to economically produce mica and feldspathic sand from our Black Canyon mica property or gold from our Ortiz gold property, we will be forced to identify and invest substantial sums in one or more additional properties.  Such properties may not be available to us on favorable terms or at all.  Because of the numerous risks and uncertainties associated with exploration and development of mining properties, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.  We will require significant additional funding for geological and geochemical analysis, metallurgical testing, and, if warranted, feasibility studies with regard to the results of our exploration.  We may not benefit from such investments if we are unable to identify a commercial ore deposit.  If we are successful in identifying reserves, we will require significant additional capital to establish a mine and construct a mill and other facilities necessary to mine those reserves.  That funding, in turn, will depend upon a number of factors, including the state of the national and worldwide economy and the price of gold and other metals.  Our company may not be successful in obtaining the required financing for these or other purposes, which would adversely affect our ability to continue operating.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible, partial or total loss of our company’s potential interest in certain properties.

 Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.  We compete with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel and financial resources far greater than our own.  In addition, there is a limited supply of desirable mineral properties available for acquisition in the United States and in other areas where we may conduct exploration activities.  For these reasons, we may be at a competitive disadvantage in acquiring mineral properties.  Competition in the industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to operate such properties and the financial ability to fund such properties. Our inability to compete with other companies in these areas could have a material adverse effect on our results of operation and business.

The feasibility of mining our Ortiz gold property has not been established, meaning that we have not completed engineering, permitting or other work necessary to determine if it is commercially feasible to develop the Ortiz gold property.  We currently have not established proven or probable reserves on the Ortiz gold property.  A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.  A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  We have not received a feasibility study nor obtained operating permits with regard to the Ortiz gold property.  As a result, we have no reserves.

Although a preliminary scoping study carried out on the Ortiz gold property has yielded encouraging results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability.  The mineralized material identified to date on our Ortiz gold property has not and may never demonstrate economic viability.  The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations.  If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine.  If we are unable to establish such reserves, the market value of our securities may decline.

Fluctuating gold prices could negatively impact our business plan.  The potential for profitability of gold mining operations at our Ortiz gold property and the value of the Ortiz gold property is directly related to the market price of gold.  The price of gold may also have a significant influence on the market price of our common stock.  In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of gold at any time during future development or mining may prevent our property from being economically mined or result in the impairment of assets as a result of lower gold prices.  The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world.  During the last five years, the average annual market price of gold has ranged between $271 per ounce and $445 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2001-2005

2001	2002	2003	2004	2005
$271	$310	$364	$406	$445

Although, if we identify commercially minable reserves on the Ortiz gold property, it may be possible for us to protect against future gold price fluctuations through hedging programs, the volatility of mineral prices represents a substantial risk that is impossible to completely eliminate by planning or technical expertise.   In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our Ortiz gold property or produce any revenue.

Any proposal for commercial mining operations at our Ortiz gold property would be subject to permitting requirements that could cause us to delay, suspend or terminate our development plans.  Mining and processing operations at the Ortiz gold property would require permits from the state and federal governments.  We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all.  If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of the Ortiz gold property could be adversely affected.

We may not be able to obtain an adequate supply of water to complete desired development and mining of our Ortiz gold property.  For successful development, we will need to obtain the rights for a sufficient amount of water to service the mining and processing operation.  Our lease with Ortiz Mines, Inc. gives us all rights that Ortiz Mines, Inc. may have to initiate and use water and water rights in connection with the property, including among others the right to drill, pump, divert, transport and use water from wells, containment areas and drainages.  However there can be no assurance we will be able to exercise our rights under the lease agreement nor obtain access to the amount of water needed to operate a mine at the property.

We may be at risk of losing title to our Ortiz gold property lease if we fail to perform our obligations under the lease.  Under the terms of our lease with Ortiz Mines, Inc. we are required to meet certain obligations as is common in a mineral lease of this type.  Among other requirements, we must begin mineral production by February 2112 (February 2117 in certain circumstances), make annual payments that escalate per acre of ground we retain under lease, pay a sliding-scale production royalty based on the price of gold and comply with all governmental permitting and other regulations.  If we fail to make payments in a timely manner or to perform our other obligations as required under the lease, we are at risk that the lease could be cancelled.

 The mica and feldspathic sand reserve estimations at our Black Canyon property, the only property on which we have established reserves, are imprecise.  Although independent consultants have reviewed and concurred with the estimations of reserves presented in this annual financial report, such estimations are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling.  If the Black Canyon mining operation were to encounter mineralization or geologic conditions different from those predicted, reserve estimations might have to be adjusted and mining plans altered.  Changes to the planned operations could adversely affect forecast costs and profitability.

The future prices of mica and feldspathic sand are uncertain.  According to published information, mica prices recuperated in the past three years after declining over the prior four years during a period of relatively flat US production.  Irrespective of the apparent recovery in prices, the outlook for future mica prices is unclear.  Feldspathic sand prices and demand have been on the rise over the same period.  The robust housing, construction, and recreational markets in the Southwest have driven demand for manufactured sand products, and there are indications that this trend will continue.  However, there are numerous factors beyond our control that could affect markets for both mica and feldspathic sand.  No assurance can be given as to future prices or demand for Azco’s products.  Any decline in prices could have a material adverse effect on our financial position.

 The market is uncertain for Black Canyon mica and feldspathic sand products.  We plan to sell mica nationally into the cosmetics and plastics markets, and to sell feldspathic sand locally into the Phoenix, Arizona construction and recreational markets.  However, we have not yet sold significant quantities of these products and have not entered into sales contracts.  The profitability of our operations could be adversely affected if we does not achieve the selling prices or sales volumes currently targeted for our products.  The markets are affected by numerous factors beyond our control.  For example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices and causing a decrease in demand for our products.  Any such factors could adversely impact our ability to sell our products, the prices we receive for our products and our profitability.

Titles to unpatented claims can be uncertain, and we are at risk of loss of ownership of our Black Canyon mica property.  Azco’s property holdings at and around the Black Canyon mine consist of unpatented mining claims and unpatented millsite claims located on public land and held pursuant to the General Mining Law of 1872.  The validity of such unpatented mining claims may be subject to title defects and may be contested.  Because a substantial portion of all mineral exploration, development and mining in the United States occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.  We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. Although we believe that our claims are in good standing and held according to industry practice, we remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges as to whether a discovery of a valuable mineral exists on every claim.

In recent years the United States Congress has considered amendments to the General Mining Law of 1872, some of which would lower the value of unpatented mining claims by restricting activities and imposing additional user fees or production royalties.  If enacted, these legislative changes could have an adverse impact on the operation of the Black Canyon mine.

The development and completion of our properties entail significant risks. The development of mineral deposits involves significant risks that even the best evaluation, experience and knowledge cannot eliminate.  The economic feasibility of our mining properties is based upon a number of factors, including estimations of reserves and mineralized material, extraction and process recoveries, engineering, capital and operating costs, future production rates and future prices of gold, copper, mica, feldspathic sand and micaceous iron oxide.

  The Company’s properties have no significant operating history upon which to base estimates of operating costs and capital requirements.  As a result, estimations of mineralized material and reserves, mining and process recoveries and operating costs must be based to a large extent upon the interpretation of geologic data obtained from drill holes, and upon scoping and feasibility estimates that derive forecasts of operating costs from anticipated tonnages and grades of mineralized material and reserves to be mined and processed, the configuration of the mineralized deposits, expected recovery rates of minerals, comparable facility and equipment costs, and climatic conditions and other factors.  Commonly in new projects, actual construction costs, operating costs and economic returns differ materially from those initially estimated.  Accordingly, there can be no assurance that our properties can be developed within the time frames or at the costs anticipated, or that any forecasted operating results can be achieved.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.  Exploration for minerals is highly speculative and involves greater risk than many other businesses.  Most exploration programs fail to result in the discovery of economic mineralization.  Our exploration and mining efforts are subject to the operating hazards and risks common to the industry, such as:

•       economically insufficient mineralized material;

•       fluctuations in production costs that may make mining uneconomical;

•       labor disputes;

•       unanticipated variations in grade and other geologic problems;

•       environmental hazards;

•       water conditions;

•       difficult surface or underground conditions;

•       industrial accidents;

•       metallurgical and other processing problems;

•       mechanical and equipment performance problems;

•       failure of pit walls or dams;

•       unusual or unexpected formations;

•       personal injury, fire, flooding, cave-ins and landslides; and

•       decrease in reserves due to lower metal price.

Any of these risks can adversely affect the feasibility of development of our properties, production quantities and rates, and costs and expenditures.  We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral properties are likely not to be recovered, a write-down of our investment would be necessary.  All of these factors may result in unrecoverable losses or cause the Company to incur potential liabilities, which could have a material adverse effect on its financial position.

Our ongoing operations, including past mining activities, are subject to environmental risks that could expose us to significant liability and delay, suspension or termination of our operations.  All phases of our operations will be subject to federal, state and local environmental regulation.  These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation.  They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste.  Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.  Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether.  Environmental hazards may exist on the Black Canyon mica property, the Ortiz gold property, and the Planet micaceous iron oxide property and on properties in which we may hold interests in the future, that are unknown to us at the present.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Production, if any, at our projects may involve the use of hazardous materials.  Should these materials leak or otherwise be discharged from their containment systems, then we may become subject to liability for hazards.  We have not purchased insurance for environmental risks including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, as it is not generally available at a reasonable price.

In addition to environmental regulations, we are subject to a wide variety of laws and regulations directly and indirectly relating to mining that often change and could adversely affect our business.  We are subject to extensive United States federal, state and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances and other matters.  These laws and regulation frequently change.  New laws and regulations or more stringent enforcement of existing ones could have a material adverse impact on the Company, causing a delay or reduction in production, increasing costs and preventing an expansion of mining activities.

We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.  Our company is highly dependent on two persons, namely Mr. Olson, our chairman, and Mr. Carson, our president and chief executive officer and principal financial officer.  We rely heavily on these two individuals for the conduct of our business, and the loss of either would significantly and adversely affect our business.  In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us.  We have no life insurance on the life of any officer.

Our Chief Executive Officer may face a conflict of interest relating to the acquisition of mineral properties by the Company.  The Company has an agreement with Mr. Carson under which he has identified properties that constitute potential acquisition targets.  Although Mr. Carson has no pre-existing interest in the targeted properties, under the agreement he stands to gain if the Company acquires an identified property and either places it into production or sells it.  This arrangement gives rise to potential conflicts of interest with regard to whether or not the Company should acquire a targeted property and the price we agree to pay for the property.  While we have sought to mitigate the risk inherent in the arrangement with Mr. Carson by careful evaluation by the Board of Directors of any proposed transaction, this step may not be sufficient to eliminate the risk entirely.  Acquisition of the Ortiz gold property is subject to the property identification agreement with Mr. Carson.

Delaware law and our Articles of Incorporation may protect our directors from certain types of lawsuits.  Delaware law provides that our directors will not be liable to our stockholders or to us for monetary damages for all but certain types of conduct as directors of our company.  Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances.  The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to our Common Stock

The sale of our common stock by selling shareholders may depress the price of our common stock due to the limited trading market that exists.  We intend to file a registration statement with the SEC to permit the public sale of securities sold by us in a private placement in March 2006.  That action will result in up to 7,270,256 additional shares of our common stock available for sale in the public market.  Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited.  Trading volume over the last 3 months has averaged approximately 147,000 shares per day.  As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and the price of our common stock may decline.

Completion of one or more new acquisitions could result in the issuance of a significant amount of additional common stock, which may depress the trading price of our common stock.  While no formal offer has been made, or agreement reached, in connection with acquisition of one or more additional mineral properties, conceptually, completion of such acquisitions could result in the issuance of a significant amount of common stock.  Such issuance could depress the trading price of our common stock.

Our stock price may be volatile and as a result you could lose all or part of your investment.  In addition to volatility associated with OTC securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•       changes in the worldwide price for gold;

•       disappointing results from our exploration or development efforts;

•       failure to meet our revenue or profit goals or operating budget;

•       decline in demand for our common stock;

•       downward revisions in securities analysts’ estimates or changes in general market conditions;

•       technological innovations by competitors or in competing technologies;

•       investor perception of our industry or our prospects; and

•       general economic trends

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile.  These fluctuations are often unrelated to operating performance of a company and may adversely affect the market price of our common stock.  As a result, investors may be unable to resell their shares at a fair price.

A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.  Our executive officers and directors, together with our largest shareholder, beneficially own approximately 35% of our common stock as of the date of this report.  Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future.  We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future.  Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations.  Further, our initial earnings, if any, will likely be retained to finance our growth.  Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our Board of Directors.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce precious metals and industrial minerals from our Ortiz gold property and Black Canyon mica property, future business plans and strategies, the proposed acquisition of other properties, future revenue and the receipt of working capital, and other statements that are not historical in nature.  In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties that could cause actual results to differ materially from those expressed or implied.

The factors above are not exhaustive of the factors that may affect any of the company’s forward-looking statements.  You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report.  We do not intend to update these forward-looking statements except as required by law.  We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section at the end of this report beginning on page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8a. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to ensure required disclosure information is accumulated and communicated to management in a timely manner.  Management reviewed this system of disclosure controls and procedures at June 30, 2005 and concluded that the current system of controls and procedures is effective at accomplishing all the items defined as disclosure controls and procedures in Exchange Act Rule 13a-15(e).

The Company maintains a system of internal controls and procedures for financial reporting.  Since the date of management’s most recent evaluation, there have been no changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Azco’s present directors and officers as well as those who served during fiscal 2005 are as follows:

Name	Age	Position	Date Elected
Lawrence G. Olson	68	Chairman of the Board, Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003
W. Pierce Carson	62	President, Chief Executive Officer and Director	October 7, 2003

The directors and officers of Azco have held their principal occupations as set out above during at least the last five years, except as described below:

Lawrence G. Olson, age 68, Chairman, became a director of Azco in March 1999 in connection with the acquisition of Arizona Mica.  He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003.  Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973.  Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

W. Pierce Carson, age 62, was named President and Chief Executive Officer and a director of Azco in October 2003, following a consulting assignment with the Company.  Dr. Carson has 35 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries.  From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer.  Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company.  Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

Currently, we do not have an audit committee and as such do not have a financial expert on our audit committee. We do not have a compensation or nominating committee of the Board of Directors.

At this time, we have not adopted a formal Code of Ethics that applies to the officers.   We expect to adopt a formal Code of Ethics during the current fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the total compensation of Azco’s Chief Executive Officer and the other most highly compensated executive officers earning in excess of $100,000 for the years ended June 30, 2005, 2004 and 2003:

Summary Compensation Table

			Annual Compensation		Long-Term Compensation
Name and Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/SARs (#)	LTIP payouts ($)	All Other Compensation

Lawrence G. Olson	2005	$0	$0	$0	0	1,000,000	0	0
Chairman	2004	$0	$0	$0	0	2,500,000	0	0
	2003	$0	$0	$0	0	0	0	0

W. Pierce Carson	2005	$182,430	$0	$0		2,000,000
President & CEO	2004	$162,500	$0	$0	0	6,000,000	0	0
	2003	$0	$0	$0	0	0	0	0

Ryan A. Modesto	2005	$0	$0	$0	0	0	0	0
V.P. of Finance	2004	$75,500	$0	$0	0	1,000,000*	0	0
(until Jan 31, 2004)	2003	$66,000	$0	$0	0	0	0	0

Gary L. Simmerman	2005	$0	$0	$0	0	0	0	0
V.P. of Operations	2004	$97,710	$0	$0	0	1,000,000*	0	0
(until Jan 31, 2004)	2003	$87,500	$0	$0	0	0	0	0

*Cancelled unexercised following resignations of officers in January 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-The-Money Options at FY-End ($)(*)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence G. Olson	--	--	3,500,000	0	$160,000	0
W. Pierce Carson	--	--	8,000,000	0	$360,000	0

(*)

Based on the closing price of $0.15 of Azco’s common stock as quoted on the “Pink Sheets” on June 30, 2005.

Compensation Of Directors

Azco pays to its outside, non-officer directors a fee of $1,500 per month.  Due to financial constraints, no such fees have been paid since August 2002.  Azco also reimburses its directors for reasonable expenses incurred in attending meetings of the Board of Directors.  During fiscal years 2005 and 2004, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director.  It is Azco’s policy to grant to directors upon their initial election, options to purchase 100,000 shares of Azco’s common stock at an exercise price equal to the fair market value of the stock.

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

Stock Option Plan

Azco has a Stock Option Plan (“the Plan”) dated July 24, 1989, as amended, for the granting of options to purchase common stock.  The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 5,950,424.  On June 30, 2005 there were 4,000,000 options outstanding under the Plan. There are no vesting requirements under the Plan.  The options are exercisable over a maximum term of five years.

The following table contains information regarding the Company’s stock option plan as of June 30, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options US$	Number of securities remaining available for future Issuance under equity compensation plan
Equity compensation plan approved by security holders	4,000,000	$0.10	132,924

Compensation Committee Interlocks And Insider Participation

The Company has not had a compensation committee since September 2003, when former directors who constituted the compensation committee resigned.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 24, 200 6 certain information regarding beneficial ownership of Azco’s common stock by: (i) each person known by Azco to be the beneficial owner of more than 5% of Azco’s outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

Common Stock Beneficially Owned
Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class(8)
Christian Mustad Bodmenstrasse, Chalet Corcovado 3778 Schoenried Switzerland	Common Stock	5,195,000	8. 1%

Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	7,358,700 (1)	10.9%

W. Pierce Carson 33 Camino de Avila Tigeras, NM 87059	Common Stock	12,750,000 (2)	17.7%

Officers and Directors As a Group (2 Persons)	Common Stock	20,108,700 (3)	26.6% (4)

(1)

Includes options issued under the Company’s stock option plan to acquire (i) 1,000 000 shares at an exercise price of US $0.11 per share, and (ii) 1,000,000 shares at an exercise price of US $0.10 per share. Includes non-plan options to acquire (i) 500,000 shares at an exercise price of US $0.11 per share and (ii) 1,000,000 shares at an exercise price of $0.10 per share.

(2)

 Includes options issued under the Company’s stock option plan to acquire 2,000,000 shares at an exercise price of US $0.10 per share.  Includes non-plan options to acquire (i) 4,000,000 shares at an exercise price of US $0.11 per share, and (ii) 2,000,000 shares at an exercise price of $0.10 per share.

(3)

 Includes options to acquire an aggregate of 11,500,000 shares.

(4)

Applicable percentage of ownership is based on 63,963,712 shares of common stock outstanding as of July 24, 2006 together with securities exercisable or convertible into shares of common stock within 60 days of July 24 , 2006 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of July 24 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer.  Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company.  The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, that is derived from identified properties that the Company acquires.  In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale.  The Ortiz gold property that was acquired in August 2004 and the Summit gold-silver property that was acquired in May 2006 (See Notes 10 and 11 to the Financial Statements) are two of the 24 properties identified and are subject to the property identification agreement.

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

On September 15, 2005, the Company entered into a consulting agreement with an attorney who is the son of the Company’s President and Chief Executive Officer.  Terms of the contract provide d for compensation of $4,000 per month and payment of certain expenses for an initial three-month period ..  On November 28, 2005 the contract was extended for a six-month period, after which the contract extends on a month-to-month basis until terminated by either party.  The Company issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension.  On May 2, 2006 the contracted was terminated and replaced with full time employment at a salary of $5,000 per month.  In connection with full-time employment, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006.

In June 2003, the Company entered into a settlement agreement with former directors whereby the Company was fully released under the terms of a prior settlement agreement for cash payments totaling $102,257, the issuance of 500,000 restricted shares of the Company’s common stock to each of the former executives and the assignment of all of the Company’s future rights under the sale of its interest in Cobre del Mayo.

In March 2001, Lawrence G. Olson, Azco’s Chairman and former President and CEO, jointly with his wife, made an unsecured loan to Azco in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point.  In conjunction with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share.  In October 2001, Azco restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually.  In June 2002, the loan was extended an additional year and Azco entered into a security agreement with Mr. Olson, whereby Azco’s assets secured the loan.  The note became payable in March 2004 after which time it was in default.  On March 15, 2006, Mr. Olson agreed to reduce the principal by $50,000 and to extend the $750,000 note payable for a period of 18 months, until September 15, 2007. Azco plans to negotiate a restructuring of this loan in conjunction with the procurement of the mica project financing if and when it becomes available.

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

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibit 1 and related documents Exhibits 2-5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10 and related document Exhibits 99 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 6, 2003

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the SEC on October 15, 2001

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

(b) Reports on Form 8K:

On March 22, 2006 the Company filed a Form 8-K relating to a private placement of $2,500,000 of convertible notes.

On May 6, 2006 the Company filed a Form 8-K relating to acquisition of the Summit property, New Mexico.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table discloses the fees for professional services provided by Stark Winter Schenkein & Co., LLP for the 2005 and 2004 fiscal years respectively:

	2005	2004

Audit Fees(1)	$24,800	$41,800
Tax Fees(2)	1,000	1,000

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2006.

AZCO MINING INC.

By: /s/ W. Pierce Carson
Name: W. Pierce Carson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the small business issuer in the capacities indicated on July 26, 2006.

SIGNATURE	TITLE

/s/ Lawrence G. Olson Lawrence G. Olson	Chairman of the Board

/s/ W. Pierce Carson W. Pierce Carson	President and Chief Executive Officer (Principal Executive Officer)

/s/ W. Pierce Carson W. Pierce Carson	Chief Financial Officer (Principal Financial Officer)