Form 10QSB
period 2005-09-30
AZCO MINING INC
filed 2006-08-02
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _______________

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

Yes  _______    No        X

The number of shares outstanding of each of the issuer’s classes of common equity was 63,963,712 shares of common stock, par value $0.002, as of July 28, 2006.

Transitional Small Business Disclosure Format (check one):

Yes  _______    No        X

AZCO MINING INC.
INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$365,327
Prepaid expenses	126,509
Total Current Assets	491,836
CAPITAL ASSETS:
Land	60,000
Building, net	404,267
464,267
OTHER ASSETS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,658
1,879,658

$2,835,761

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$993,856
Accrued interest payable – related parties	245,000
Line of credit	73,145
Note payable – shareholder	400,000
Accrued lease payments payable	1,485,000
Accrued settlement obligations	150,000
Derivative instrument liability	302,472
Total Current Liabilities	3,649,473

LONG TERM LIABILITIES:
Financing lease liability	2,611,764
Note payable – related party	800,000
Asset retirement obligation	61,559
Total Liabilities	7,122,796

STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 59,778,367 shares issued and outstanding	119,557
Additional paid in capital	35,301,953
Deferred stock compensation	(152,454)
Accumulated (deficit)	(39,556,091)
Total Stockholders’ (Deficit)	(4,287,035)

$2,835,761

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended
	September 30,
	2005	2004

SALES	$395	$25,986

OPERATING COSTS AND EXPENSES:
Exploration and mine related costs	11,082	36,715
General and administrative	256,583	258,486
General and administrative - stock compensation	1,017,496	137,252
Depreciation and amortization	6,170	5,771
Accretion of asset retirement obligation	1,250	1,250
	1,292,581	439,474

(LOSS) FROM OPERATIONS	(1,292,186)	(413,488)

OTHER INCOME (EXPENSES):
Gain on sale of asset	--	28,967
(Loss) on derivative instrument liability	(221,415)	(11,660)
Interest income	675	414
Foreign currency exchange adjustment	(1,552)	(1,185)
Accretion of discounts on notes payable
and lease liability	(55,489)	(50,923)
Interest expense	(41,741)	(47,568)
Total Other (Expense)	(319,522)	(81,955)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,611,708)	(495,443)

PROVISION FOR INCOME TAXES	--	--

NET (LOSS)	$(1,611,708)	$(495,443)

Basic and Diluted (Loss) Per Common Share	$(0.03)	$(0.01)

Basic and Diluted Weighted Average Number
of Common Shares Outstanding	52,824,943	44,974,731

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,611,708)	$(495,443)

Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	6,170	5,771
Stock compensation	1,017,496	137,252
Accretion of asset retirement obligation	1,250	1,250
Amortization of debt discount	55,489	50,923
(Gain) loss on sale of equipment	--	(28,967)
Foreign currency exchange rate adjustment	1,552	1,185
Loss on derivative instrument liability	221,415	11,660
Net changes in operating assets and liabilities:
Prepaid expenses	12,849	(9,622)
Accounts payable and accrued liabilities	34,222	21,614
Accrued interest payable – related parties	36,000	36,000
Accrued lease payments payable	135,000	135,000
Net Cash (Used in) Operating Activities	(90,265)	(133,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	--	28,967
Capital asset addition	--	(10,175)
Net Cash Provided by Investing Activities:	--	18,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	435,491	256,000
Net Cash Provided by Financing Activities	435,491	256,000

INCREASE IN CASH AND CASH EQUIVALENTS	345,226	141,415

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,101	5,958

CASH AND CASH EQUIVALENTS, END OF PERIOD	$365,327	$147,373

The accompanying notes are an integral part of these consolidated financial statements

AZCO MINING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT PLANS

Azco Mining Inc. (the Company) is a mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the leased Ortiz gold project in New Mexico and the 100% owned Black Canyon mica project in Arizona.

Azco is currently focused on financing efforts to: (1) fund the re-opening and enhancement of its Black Canyon mica project, and (2) acquire other high quality gold, silver and/or copper properties.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2005, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

NOTE 3 - DERIVATIVE INSTRUMENT LIABILITY

The Company uses the Black-Scholes option-pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

The warrant derivative associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898 and at June 30, 2005, to be $81,057. The fair value of the warrant derivative liability at September 30, 2005, was determined to be $302,472 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 106.8%, risk free interest of 4.18% and remaining contractual life of 1.3 years. Based upon this change in fair value, the Company has recorded a non-cash loss on derivative financial instruments during the quarter ended September 30, 2005, of $221,415 and a corresponding increase in the derivative liability.

NOTE 4 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

During the quarter ended September 30, 2005, the Company sold 3,938,245 shares of common stock at

$0.10 - $0.20 per share for cash proceeds of $435,491.

At June 30, 2005, the Company had recorded $105,250 of deferred stock compensation. During the quarter ended September 30, 2005, $60,146 was expensed as general and administrative stock compensation and the balance of $45,104 is recorded as deferred stock compensation.

During the quarter ended September 30, 2005, the Company issued 1,130,000 shares of common stock for investor relations and marketing services to be provided over a period of three months, for an aggregate market value of $214,700 on the date of the transaction. At September 30, 2005, $107,350 was classified as deferred stock compensation and the balance of $107,350 has been recorded as general and administrative stock compensation expense.

On September 22, 2005, the Company issued 1,500,000 shares of common stock with an aggregate value of $450,000, based on the fair market value on the transaction date. The total reduction of accrued wages and interest amounted to $200,000 and the balance of $250,000 has been recorded as general and administrative stock compensation expense.

On September 22, 2005, the Company issued 2,000,000 shares of common stock at a market value of $600,000 on the date of the transaction, to its President, for the rights, title and interest in and to the lease with New Planet Copper Mining Company. The value assigned to the transaction has been recorded as general and administrative stock compensation expense as the affiliated party had no monetary basis in the property.

Stock Options and Warrants

The fair value of option grants during the three months ended September 30, 2004, were estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for all grants, expected life of options of 3 years, volatility of 106%, risk-free interest rate of two and one-half percent (2.5%), and a zero percent (0%) dividend yield. The pro forma stock based compensation presented below is comprised $210,000 recognized on the options granted in the current quarter and $36,459 recognized on option grants on October 7, 2003, that became vested in the period ended September 30, 2004.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Three Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net (loss), as reported	$(1,611,708)	$(495,443)

Deduct – stock-based compensation expense determined under the
fair value method, net of tax effect	--	(246,459)

Pro forma net (loss)	$(1,611,708)	$(741,902)

(Loss) per share:
Net (loss) per share, as reported	$(0.03)	$(0.01)

Net (loss) per share, pro forma	$(0.03)	$(0.02)

Options to purchase 11,500,000 of the Company’s common stock were outstanding under the Company’s Stock Option Plan and non-plan at September 30, 2005. These options are exercisable at $0.10 or $0.11 per common share at varying dates through October 2013.

Warrants to purchase 2,900,000 of the Company’s common stock were outstanding at September 30, 2005. These warrants are exercisable between $0.50 and $2.50 per common share at varying dates through April 2007.

Stock option and warrant activities for the quarter ended September 30, 2005, were as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2005	11,500,000	$0.10	2,900,000	$0.56
Granted	---	---	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---

Outstanding at September 30, 2005	11,500,000	$0.10	2,900,000	$0.56

Stock options and warrants exercisable at September 30, 2005, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$ 0.10	6,000,000	3.68	$ 0.10	$ 0.70	300,000.46		$ 0.70
$ 0.11	5,500,000	6.66	$ 0.11	$ 0.50	2,550,000	1.30	$ 0.50
	11,500,000		$ 0.10	$ 2.50	50,000	1.52	$ 2.50
					2,900,000		$ 0.56

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On September 15, 2005, the Company entered into a consulting agreement with an attorney who is the son of the Company’s President and Chief Executive Officer. Terms of the contract provide for compensation of $4,000 per month and payment of certain expenses for an initial three-month period, after which the contract extends on a month-to-month basis until terminated by either party. On November 28, 2005, the contract was extended and the consultant was awarded 50,000 shares of the Company’s common stock at a value of $25,000. On May 2, 2006, the contracted was terminated and replaced with full time employment at a salary of $5,000 per month. In connection with full-time employment, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006.

NOTE 6 – SUBSEQUENT EVENTS

Placement of Senior Secured Convertible Note

On March 21, 2006, Azco completed a private placement of senior secured convertible notes, additional investment rights and warrants to five institutional investors for an aggregate purchase price of $2,500,000. Azco received net proceeds of approximately $2,270,000 after deducting fees and expenses. The convertible notes have a term of 17 months and amortize over 12 months beginning on the first day of the fifth month following their issuance. Interest on the principal amount outstanding will accrue at a rate of 7% per annum. Azco may pay principal and accrued interest in cash or, at Azco's option, in shares of its common stock. The holder of each convertible note, at the holder’s option, may convert the note into Azco’s common stock at a conversion price of $1.58 per share. Azco also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. Azco also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,139 shares of Azco’s common stock at a price of $1.58 per share. Financial advisory fees included a fee equal to 8% of the gross proceeds, and 75,000 warrants exercisable at $1.58 per share. In connection with the transaction, Azco is required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective. The registration statement requirement is currently in default.

Summit Silver-Gold Project

On May 4, 2006, for a cash price of $1,300,000, the Company acquired 100% of the shares of The Lordsburg Mining Company, a New Mexico corporation, from Imagin Minerals Inc., a privately owned industrial minerals company. The major assets of The Lordsburg Mining Company include the Summit mining property consisting of approximately 117 acres of patented mining claims and 600 acres of unpatented mining claims in the Steeple Rock Mining District, Grant County, southwestern New Mexico; the Lordsburg mill site property, located approximately 60 miles south of the Summit property, consisting of approximately 257 acres of patented mining claims near Lordsburg, Hidalgo County, New Mexico; mining and operating permits related to the Summit mining property and the Lordsburg mill site property; and mineral processing equipment consisting of a ball mill and 400 ton-per-day flotation plant, stored at Winston, Sierra County, New Mexico. The Summit property is subject to underlying net smelter return royalties capped at $4,000,000 and to a net proceeds interest on sales of unbeneficiated mineralized rock with an end price of $2,400,000. The Company holds The Lordsburg Mining Company as a wholly owned subsidiary. The Summit acquisition is subject to a property identification agreement between the Company and its President and Chief Executive Officer.

Issuance of Equity

Subsequent to September 30, 2005, the Company issued 653,012 shares of common stock valued at $570,000 pursuant to debt conversion agreements with two entities, including payment of notes payable and accrued interest. The Company recognized a gain associated with the conversion of debt amounting to $119,667.

Subsequent to September 30, 2005, the Company sold an aggregate of 2,067,333 shares of common stock for cash proceeds of $597,750.

Subsequent to September 30, 2005, the Company issued in the aggregate 1,165,000 shares of common stock valued at $992,850 to unrelated parties pursuant to consulting and service agreements for services to be rendered over a period of up to 24 months.

On March 15, 2006, a director exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable for $800,000, aggregating $210,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2005.

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

CHANGES IN CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Note 2, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended June 30, 2005, describes the Company’s significant accounting policies which are reviewed by management on a regular basis.

The Company’s critical accounting estimates are those where the Company’s has made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact the financial results under different assumptions and conditions. The critical accounting estimates are:

Derivative Financial Instruments - In connection with the issuance of debt or equity instruments, the Company may issue options or warrants to purchase the Company’s common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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

Operating Results for the Three Months Ended September 30, 2005 and 2004

Sales

Sales decreased $25,591 for the quarter ended September 30, 2005, to $395 as compared to $25,986 for the quarter ended September 30, 2004. The decrease in sales is a result of reduced sales of mica-filled plastic pellets. The mica sold was sourced from inventory. The Company continues to process and sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production. The Company is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs decreased in the quarter ended September 30, 2005, to $11,082 from $36,715 for the comparable quarter ended in 2004, or a decrease of $25,633. This decrease in the current quarter was mainly due to decreased property taxes approximating $14,800 and mine lease fees approximating $10,800.

General and administrative stock compensation increased to $1,017,496 for the quarter ended September 30, 2005, from $137,252 for the comparative quarter ended September 30, 2003, an increase of $880,244. The increase in the current quarter is mainly attributable an aggregate of $850,000 stock compensation recognized on the conversion of accrued interest and wages to the chairman of the board of directors and to the President and CEO and the reacquisition of the New Planet Copper Mining Company.

Other Income and Expenses

Total other (expenses) for the quarter ended September 30, 2005, was $(319,522) as compared to $(81,955) for the comparable period ended September 30, 2004. The increase in expenses incurred in the current period of $237,567 is mainly attributable to an increase non-cash expense recognized on the derivative instrument liability of $209,755 and a decrease in the gain on the sale of assets aggregating $28,967.

Gain (loss) on Derivative Financial Instruments

Company recognized a loss on derivative financial instruments of $(221,415) for the quarter ended September 30, 2005, as compared to a loss of $(11,660) for the comparable prior year period. These losses arise from adjustments to record Company derivative financial instruments at fair values in accordance with current accounting standards. Company derivative financial instruments arose in connection with a financing lease. Otherwise, Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. Company uses the Black-Scholes model to estimate the fair value of this derivative. Because Black-Scholes uses Company stock price, changes in Company stock price will result in volatility in Company earnings in future periods as Company continue to reflect Company derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of the Company business strategies, will require significant additional working capital. The Company also will require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses.

As of September 30, 2005, the Company had cash-on-hand of $365,327, a negative working capital of $3,157,637 and an accumulated deficit of $39,556,091.

Azco is continuing to seek funding for its mica project. The Company anticipates financing these efforts during fiscal 2006 with minimal proceeds of the sale of mica-filled plastic pellets and mica powder, including cosmetic grade mica and from the sale of unused equipment. In addition, the Company intends to obtain interim funding during fiscal 2006 by the sale of unregistered common stock to accredited investors. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in the dilution of the current shareholders.

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

During the remainder of Company’s current fiscal year, the Company will concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company’s ability to implement its business strategies. The Company intends to seek to have the Company securities quoted on the OTC Bulletin Board in 2006, which may provide a better ability to attract investors. The Company is in process of completing the Company’s Securities Act filings to facilitate this process.

The Company can make no assurance, however, that the Company will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy the anticipated cash requirements for operations. The Company’s inability to access various capital markets or acceptable financing could have a material effect on the results of operations and deployment of business strategies and severely threaten the Company’s ability to operate as a going concern.

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

Management has developed a plan to place the Company on an improved financial footing. Important elements of the plan include becoming compliant in the filing of the Company’s annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0 -$6.0 million. An important priority has been to bring the financial reports current. The Company anticipates providing for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries. The Company has received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board. The Company will continue discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.

If the Company is unable to procure such additional funding, the Company may be required to eliminate substantially all business activities to conserve cash or may need to seek protection under the U.S. bankruptcy laws.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

PART II
OTHER INFORMATION

ITEM 2.    UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, the Company sold 3,938,245 shares of restricted common stock at $0.10 - $0.20 per share for aggregate proceeds of $435,491.

During the quarter ended September 30, 2005, the Company issued 1,130,000 shares of restricted common stock for services with an aggregate market value of $214,700.

On September 22, 2005, the Company issued 1,500,000 shares of restricted common stock with an aggregate value of $450,000, based on the fair market value on the transaction date. The total reduction of accrued wages and interest amounted to $200,000 and the balance of $250,000 has been recorded as general and administrative stock compensation expense.

On September 22, 2005, the Company issued 2,000,000 shares of restricted common stock at a market value of $600,000 on the date of the transaction, to its President, for the rights, title and interest in and to the lease with New Planet Copper Mining Company. The value assigned to the transaction has been recorded as general and administrative stock compensation expense as the affiliated party had no monetary basis in the property.

The Company is utilizing the proceeds from the sale of its restricted common stock for general working capital purposes.

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

Dated: August 2, 2006	AZCO MINING INC,

By: /s/ Pierce Carson
Pierce Carson
Chief Executive Officer, President, Director
and Principal Accounting Officer