Form 10QSB
period 2005-12-31
AZCO MINING INC
filed 2006-08-02
CIK 851726

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Yes  _______   No       X

The number of shares outstanding of each of the issuer’s classes of common equity was 63,963,712 shares of common stock, par value $0.002, as of July, 28, 2006.

Transitional Small Business Disclosure Format (check one):

Yes  _______   No       X

AZCO MINING INC.
INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$582,011
Prepaid expenses	143,785
Total Current Assets	725,796
CAPITAL ASSETS:
Land	60,000
Building, net	398,097
458,097
OTHER ASSETS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,658
1,879,658

$3,063,551

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$963,634
Accrued interest payable – related party	140,000
Line of credit	73,145
Accrued lease payments payable	1,620,000
Accrued settlement obligations	125,000
Derivative instrument liability	1,311,912
Total Current Liabilities	4,233,691

LONG TERM LIABILITIES:
Financing lease payable	2,668,458
Note payable, related party	800,000
Asset retirement obligation	62,809
Total Liabilities	7,764,958

STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 62,990,501 shares issued and outstanding	125,981
Additional paid in capital	36,651,129
Deferred stock compensation	(236,771)
Accumulated (deficit)	(41,241,746)
Total Stockholders’ (Deficit)	(4,701,407)

$3,063,551

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

SALES	$5,500	$2,437	$5,895	$28,423

OPERATING COSTS AND EXPENSES:
Mine related costs	85,368	34,944	96,450	71,659
General and administrative	311,370	265,623	567,953	524,109
General and administrative - stock compensation	340,283	8,480	1,357,779	145,732
Depreciation and amortization	6,171	5,770	12,341	11,541
Accretion of asset retirement obligation	1,250	1,250	2,500	2,500
	744,442	316,067	2,037,023	755,541

(LOSS) FROM OPERATIONS	(738,942)	(313,630)	(2,031,128)	(727,118)

OTHER INCOME (EXPENSES):
Gain on sale of assets	750	--	750	28,967
Foreign currency exchange adjustment	127	(999)	(1,425)	(2,184)
(Loss) gain on derivative instrument liability	(1,009,440)	49,631	(1,230,855)	37,971
Interest income	1,005	548	1,680	961
Relief of debt	38,389	--	38,389	--
Gain on conversion of debt	119,667	18,272	119,667	18,272
Accretion of discounts on notes payable and lease liability	(56,694)	(52,027)	(112,183)	(102,949)
Interest expense	(40,517)	(47,727)	(82,258)	(95,295)
Total Other (Expense)	(946,713)	(32,302)	(1,266,235)	(114,257)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,685,655)	(345,932)	(3,297,363)	(841,375)

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS)	$(1,685,655)	$(345,932)	$(3,297,363)	$(841,375)

Basic and Diluted (Loss) Per Common Share	$(0.03)	$(0.01)	$(0.06)	$(0.02)

Basic and Diluted Weighted Average Number
of Common Shares Outstanding	61,084,086	47,907,405	56,954,514	46,441,068

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,297,363)	$(841,375)

Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	12,341	11,541
Stock compensation	1,357,779	145,732
Accretion of asset retirement obligation	2,500	2,500
Amortization of debt discount	112,183	102,949
(Gain) on sale of equipment	(750)	(28,967)
Relief of debt	(38,389)	--
(Gain) on conversion of debt	(119,667)	(18,272)
Foreign exchange currency rate adjustments	1,425	2,184
Loss (gain)on derivative instrument liability	1,230,855	(37,971)
Net changes in operating assets and liabilities:
Accounts receivable	--	6,630
Prepaid expenses	(4,427)	(27,546)
Accounts payable and accrued liabilities	42,515	137,029
Accrued interest payable – related parties	70,667	72,000
Accrued lease payments payable	270,000	270,000
Net Cash (Used in) Operating Activities	(360,331)	(203,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	750	28,967
Capital asset addition	--	(10,175)
Net Cash Provided by Investing Activities:	750	18,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	921,491	256,000
Net Cash Provided by Financing Activities	921,491	256,000

INCREASE IN CASH AND CASH EQUIVALENTS	561,910	71,226

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,101	5,958

CASH AND CASH EQUIVALENTS, END OF PERIOD	$582,011	$77,184

The accompanying notes are an integral part of these consolidated financial statements

AZCO MINING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2005, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

The warrant derivative liability associated with the financing lease, at the time it was issued, January 16, 2002, was determined to be $1,093,898 and at June 30, 2005, to be $81,057. The fair value of the warrant derivative liability at September 30, 2005, was determined to be $302,472 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 106.8%, risk free interest of 4.18% and remaining contractual life of 1.3 years. The fair value of the derivative liability at December 31, 2005, was determined to be $1,311,912 using the following assumptions, expected dividend yield of zero, expected stock price volatility of 108.44%, risk free interest of 4.38% and remaining contractual life of 1.04 years. Based upon this change in fair value, the Company has recorded a non-cash loss on derivative instrument liability during the quarter ended December 31, 2005, of $1,009,440 and a corresponding increase in the derivative instrument liability.

NOTE 4 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

During the quarter ended September 30, 2005, the Company sold 3,938,245 shares of common stock at $0.10 - $0.20 per share for total cash proceeds of $435,491.

At June 30, 2005 the Company had recorded $105,205 of deferred stock compensation. During the three and six months ended December 31, 2005, $39,479 and $99,625 was expensed, respectively, as general and administrative stock compensation and the balance of $5,625 is in deferred stock compensation.

During the quarter ended September 30, 2005, the Company issued 1,130,000 shares of common stock for investor relations and marketing services to be provided over a period of three months, for an aggregate market value of $214,700 which has been recorded as general and administrative stock compensation.

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

During the quarter ended December 31, 2005, the Company sold 1,902,333 shares of common stock at $0.15 - $0.45 per share for cash proceeds of $486,000.

During the quarter ended December 31, 2005, the Company issued 760,000 shares of common stock for investor relations and marketing services with an aggregate market value on the date of the transactions of $424,600 for services to be rendered over a three to six month period. At December 31, 2005, $231,146 was classified as deferred stock compensation and the balance of $193,454 has been recorded as general and administrative stock compensation expense.

On December 1, 2005, the Company issued 49,801 shares of common stock at a value of $25,000 for payment on the iCapital settlement obligation.

On December 21, 2005, the Company issued 500,000 shares of common stock at a market value of $420,000 on the date of the transaction for payment of notes payable and related accrued interest to a shareholder, which aggregated $539,667. The Company recognized a gain of $119,667 on the conversion of debt to equity.

Stock Option and Warrants

The fair value of option grants during the six months ended December 31, 2004 were estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for all grants, expected life of options of 3 years, volatility of 106%, risk-free interest rate of 2.5%, and a zero percent (0%) dividend yield. Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method. The proforma stock based compensation presented below is comprised $210,000 recognized on the options granted in the six month period ended December 31, 2004 and $51,041 recognized on option grants on October 7, 2003, that became vested in the period ended December 31, 2004.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Six Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)

Net (loss), as reported	$(3,297,363)	$(841,375)

Deduct – stock-based compensation expense determined under the
fair value method, net of tax effect	--	(261,041)

Pro forma net (loss)	$(3,297,363)	$(1,102,416)

(Loss) per share:
Net (loss) per share, as reported	$(0.06)	$(0.02)

Net (loss) per share, pro forma	$(0.06)	$(0.02)

Options to purchase 11,500,000 of the Company’s common stock were outstanding under the Company’s Stock Option Plan and non-plan at December 31, 2005. These options are exercisable at $0.10 and $0.11 per common share at varying dates through October 2013.

Warrants to purchase 2,900,000 of the Company’s common stock were outstanding at December 31, 2005. These warrants are exercisable between $0.50 and $2.50 per common share at varying dates through April 2007.

Stock option and warrant activities for the six months ended December 31, 2005, were as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2005	11,500,000	$0.10	2,900,000	$0.56
Granted	---	---	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---

Outstanding at December 31, 2005	11,500,000	$0.10	2,900,000	$0.56

Stock options and warrants exercisable at December 31, 2005, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$0.10	6,000,000	3.43	$0.10	$0.70	300,000.20		$0.70
$0.11	5,500,000	6.40	$0.11	$0.50	2,550,000	1.04	$0.50

11,500,000	$0.10	$2.50	50,000	1.26	$2.50
			2,900,000		$0.56

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - SUBSEQUENT EVENTS

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

Issuance of Equity

Subsequent to December 31, 2005 the Company issued 103,211 shares of common stock aggregating $125,000 pursuant to a debt conversion agreement with iCapital.

Subsequent to December 31, 2005 the Company sold 165,000 shares of common stock for total cash proceeds of $111,750.

Subsequent to December 31, 2005 , the Company issued in the aggregate 405,000 shares of common stock with an aggregate market value on the transaction dates of $568,250 to unrelated parties pursuant to consulting and service agreements.

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

Operating Results for the Three Months Ended December 31, 2005 and 2004

Sales

Sales increased $3,063 for the quarter ended December 31, 2005, to $5,500 as compared to $2,437 for the quarter ended December 31, 2004. The increase in sales is a result of increased sales of mica-filled plastic pellets. The mica sold was sourced from inventory. The Company is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs increased in the quarter ended December 31, 2005, to $85,368 from $34,944 for the comparable quarter ended in 2004, or an increase of $50,424. This increase in the current quarter is attributable to consulting work performed on the Ortiz mine site amounting to $65,000 and was offset by a decrease in property taxes of $14,791.

General and administrative increased to $311,370 for the quarter ended December 31, 2005, from $265,623 for the comparative quarter ended December 31, 2004, an increase of $45,747. This increase in the current quarter is mainly attributable to increased costs in the areas of investor relations of $25,620, director and officer insurance of $3,125, consulting fees of $16,847, office operating costs of $5,423, payroll taxes of $4,905 and financing costs of $13,000 These increases were offset by decreases in audit and accounting fees aggregating $24,575.

General and administrative stock compensation increased to $340,283 for the quarter ended December 31, 2005, from $8,480 for the comparative quarter ended December 31, 2004, an increase of $331,803. This increase is attributable to stock compensation for consulting services to three unrelated parties incurred in the current quarter in the areas of investor relations.

Other Income and Expenses

Other income and expenses for the quarter ended December 31, 2005, were $(946,713) as compared to $(32,302) for the comparable period ended December 31, 2004. The increase in other expenses incurred in the current period of $914,411 is mainly attributable to an increase of recognized gain on the conversion of debt and relief of debt aggregating $139,784 over the comparable period, and an offsetting increase of a non-cash loss on derivative instrument liability of $1,059,071 over the prior year comparable period.

Gain (loss) on Derivative Financial Instruments

Company recognized a loss on derivative financial instruments of $(1,009,440) for the quarter ended December 31, 2005, as compared to a gain of $49,631 for the comparable prior year period. This loss and gain arise from adjustments to record Company derivative financial instruments at fair values in accordance with current accounting standards. Company derivative financial instruments arose in connection with a financing lease. Otherwise, Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. Company uses the Black-Scholes model to estimate the fair value of this derivative. Because Black-Scholes uses Company stock price, changes in Company stock price will result in volatility in Company earnings in future periods as Company continue to reflect Company derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2005 and 2004

Sales

Sales decreased $22,528 for the six months ended December 31, 2005, to $5,895 as compared to $28,423 for the six months ended December 31, 2004. The decrease in sales is a result of reduced sales of mica-filled plastic pellets. The mica sold was sourced from inventory. The Company is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs increased in the six months ended December 31, 2005, to $96,450 from $71,659 for the comparable six month period ended in 2004, or an increase of $24,791. This increase in the current six month period is mainly attributable to consulting work performed on the Ortiz mine site amounting to $65,000 and was offset by a decreases in property taxes of $29,582 and decreases aggregating $14,102 in general mining costs and mine lease payments.

General and administrative increased to $567,953 for the six months ended December 31, 2005, from $524,109 for the comparative six months ended December 31, 2004, an increase of $43,844. This increase in the current six-month period is mainly attributable to increases in salaries and payroll taxes aggregating $10,170, consulting, investor relations and financing costs aggregating $59,357, legal fees of $8,688 and director and officer insurance of $12,625. These increases were offset by decreases in auditing and accounting fees aggregating $49,606.

General and administrative stock compensation increased to $1,357,779 for the six months ended December 31, 2005, from $145,732 for the comparative six month period ended December 31, 2004, an increase of $1,212,047. The increase in the six month period is mainly attributable an aggregate of $850,000 stock compensation recognized on the conversion of accrued interest and wages to the chairman of the board of directors and to the President and CEO and the reacquisition of the New Planet Copper Mining Company and increased stock compensation to consultants for the Company mainly in the area of investor relations.

Other Income and Expenses

Other income and expenses for the six months ended December 31, 2005, were $(1,266,235) as compared to $(114,257) for the comparable six-month period ended December 31, 2004. The increase in other expenses incurred in the current six-month period of $1,151,978 is mainly attributable to an increase in the gain on conversion of debt and relief of debt aggregating $139,784 and is offset mainly by a decrease in the gain on the sale of assets aggregating $28,217 and increase in a non-cash loss on a derivative instrument liability of $1,268,246.

Gain (loss) on Derivative Financial Instruments

We recognized a loss on derivative financial instruments $(1,230,855) for the six months ended December 31, 2005, and a gain in the comparable prior year period of $37,391. This loss and gain arise from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. We use the Black-Scholes model to estimate the fair value of this derivative. Because Black-Scholes uses the Company stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of our business strategies, will require significant additional working capital. We also will require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses.

As of December 31, 2005, we had cash-on-hand of $582,011, a negative working capital of $3,507,896 and an accumulated deficit of $41,241,746.

Azco is continuing to seek funding for its mica project. The Company anticipates financing these efforts during fiscal 2006 with minimal proceeds of the sale of mica-filled plastic pellets and mica powder, including cosmetic grade mica and from the sale of unused equipment. In addition, the Company intends to obtain interim funding during fiscal 2006 by the sale of unregistered common stock to accredited investors. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in the dilution of our current shareholders.

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

During the remainder of the Company’s current fiscal year, the Company will continue concentrate on raising the necessary working capital through equity financing and acceptable debt facilities to insure the Company’s ability to implement its business strategies. We intend to seek to have the Company’s securities quoted on the OTC Bulletin Board in 2006, which may provide a better ability to attract investors. We are in process of completing the Company’s Securities Act filings to facilitate this process.

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

Management has developed a plan to place the Company on an improved financial footing. Important elements of the plan include becoming compliant in the filing of the Company’s annual and quarterly financial statements, raising of interim funding to provide for corporate survival, restructuring of debt with secured creditors and arrangement of funding of $4.0 -$6.0 million. An important priority has been to bring the financial reports current. We anticipate providing for interim financing of the Company’s activities by selling mica, on a limited basis, to key customers in the plastics and cosmetic industries. We have received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board. We will continue discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.

If we are unable to procure such additional funding, the Company may be required to eliminate substantially all business activities to conserve cash or may need to seek protection under the U.S. bankruptcy laws.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

On September 22, 2005, the Company issued 1,500,000 shares of restricted common stock for accrued wages and accrued interest with an aggregate value of $450,000, based on the fair market value on the transaction date.

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

During the quarter ended December 31, 2005, the Company sold 1,902,333 shares of restricted common stock at $0.15 - $0.45 per share for aggregate proceeds of $486,000.

During the quarter ended December 31, 2005, the Company issued 760,000 shares of restricted common stock for services with an aggregate market value of $424,600.

On December 1, 2005, the Company issued 49,801 shares of restricted common stock at a value of $25,000 for payment on an accrued settlement obligation.

On December 21, 2005, the Company issued 500,000 shares of restricted common stock at a market value of $420,000 on the date of the transaction for payment of notes payable and related accrued interest to a related party.

The Company is utilizing the proceeds from the sale of restricted common stock for general working capital purposes.

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