Form 10QSB
period 2006-03-31
AZCO MINING INC
filed 2006-08-09
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________ to _______________

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

Yes [           ] No [ x ]

AZCO MINING INC.
INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED MARCH 31, 2006

PART I
FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,650,353
Debenture receivable	70,000
Prepaid expenses	182,667
Total Current Assets	2,903,020

CAPITAL ASSETS:
Land	60,000
Building, net	391,927
451,927
OTHER ASSETS:
Idle plant and equipment, net	1,701,000
Restricted cash	178,658
Deferred financing costs	299,766
2,179,424

$5,534,371

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$939,499
Accrued interest payable – related party	3,750
Line of credit	73,145
Accrued lease payments payable	1,755,000
Accrued settlement obligation	50,000
Derivative instrument liabilities	3,455,083
Total Current Liabilities	6,276,477

LONG TERM LIABILITIES:
Financing lease payable, less discount of $1,773,617	2,726,383
Note payable – related party	750,000
Convertible debentures payable, less discount of $2,500,000	--
Asset retirement obligation	64,059
Total Liabilities	9,816,919

STOCKHOLDERS’ (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized, 63,919,409 shares issued and outstanding	127,840
Additional paid in capital	37,681,536
Deferred compensation	(360,659)
Accumulated (deficit)	(41,731,265)
Total Stockholders’ (Deficit)	(4,282,548)

$5,534,371

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

SALES	$1,205	$25,131	$7,100	$53,554

OPERATING COSTS AND EXPENSES:
Mine related costs	41,427	32,238	137,877	103,897
General and administrative	273,403	257,387	841,356	781,496
General and administrative - stock compensation	444,362	75,979	1,802,141	221,711
Depreciation and amortization	6,170	5,771	18,511	17,312
Accretion of asset retirement	1,250	1,250	3,750	3,750
	766,612	372,625	2,803,635	1,128,166

(LOSS) FROM OPERATIONS	(765,407)	(347,494)	(2,796,535)	(1,074,612)

OTHER INCOME (EXPENSE):
Gain on sale of asset	--	40,000	750	68,967
Gain on conversion of debt	--	--	119,667	18,272
Relief of debt	--	--	38,389	--
Foreign currency exchange rate adjustment	38	102	(1,387)	(2,082)
Gain (loss) derivative instruments liability	356,829	49,624	(874,026)	87,595
Interest income	3,121	954	4,801	1,916
Accretion of discounts on note payable and lease liability	(57,925)	(53,157)	(170,108)	(156,107)
Interest expense	(26,175)	(47,585)	(108,433)	(142,880)
Total Other Income (Expense)	275,888	(10,062)	(990,347)	(124,319)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(489,519)	(357,556)	(3,786,882)	(1,198,931)

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS)	$(489,519)	$(357,556)	$(3,786,882)	$(1,198,931)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.01)	$(0.06)	$(0.03)

Basic and Diluted Weighted Average Number
of Common Shares Outstanding	63,458,945	48,697,900	59,091,006	47,182,363

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,786,882)	$(1,198,931)

Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation and amortization	18,511	17,312
Stock compensation	1,802,141	221,711
Accretion of asset retirement obligation	3,750	3,750
Amortization of debt discount	170,108	156,107
Gain on conversion of debt	(119,667)	(18,272)
Relief of debt	(38,389)	--
Foreign currency exchange rate adjustment	1,387	2,082
(Gain) on sale of equipment	(750)	(68,967)
Loss (gain) on derivative instruments liability	874,026	(87,595)
Net changes in operating assets and liabilities:
Accounts receivable	--	(16,286)
Prepaid expenses	(43,309)	(35,517)
Accounts payable and accrued liabilities	18,418	224,858
Accrued interest payable – related parties	94,417	108,000
Accrued lease payments payable	405,000	405,000
Net Cash (Used in) Operating Activities	(601,239)	(286,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	750	68,967
Fixed asset addition	--	(13,368)
Net Cash Provided by Investing Activities:	750	55,599

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,033,241	256,000
Proceeds from convertible debenture notes	2,430,000	--
Deferred finance costs	(232,500)	--
Net Cash Provided by Financing Activities	3,230,741	256,000

INCREASE IN CASH AND CASH EQUIVALENTS	2,630,252	24,851

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,101	5,958

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,650,353	$30,809

The accompanying notes are an integral part of these consolidated financial statements.

AZCO MINING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Azco Mining Inc. (the Company) is a mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the leased Ortiz gold project in New Mexico and the 100% owned Black Canyon mica project in Arizona.

The Company is currently focused on financing efforts to: (1) fund the re-opening and enhancement of its Black Canyon mica project, and (2) acquire other high quality gold, silver and/or copper properties.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended June 30, 2005, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

NOTE 3 – DEFERRED FINANCING COSTS

The Company incurred placement and legal fees in connection with the private placement of senior secured convertible notes aggregating $232,500 and costs associated with placement warrants amounting to $67,266. The cost associated with these warrants was determined using Black-Scholes option-pricing model utilizing the following assumptions, (1) risk free interest rate of 4.62%, (2) remaining contractual life of 3 years, (3) expected stock price volatility of 111.95 % and (4) expected dividend yield of zero.

The deferred financing costs will be amortized over the life of the debt facility of 17 months, beginning April 1, 2006.

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

On March 21, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to five institutional investors for an aggregate purchase price of $2,500,000. These notes were evaluated using Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and it was determined that the warrants, embedded conversion and interest components and additional investment rights should be accounted for as derivative instrument liabilities.

Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

The Company uses the Black-Scholes option-pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair value of the financing lease payable derivative liability at June 30, 2005, was determined to be $81,057 with the following assumptions, (1) expected dividend yield of zero, (2) expected stock price volatility of 104.81%, (3) risk free interest of 3.66 % and (4) remaining contractual life of 1.55 years. The fair market value of the convertible debenture derivative liabilities at March 21, 2006, was determined to be $2,867,211 with the following assumptions, (1) risk free interest rates of 4.61% - 4.65%, (2) remaining contractual life between 1.45 - 5 years, (3) expected stock price volatility of 111.95% and (4) expected dividend yield of zero. The fair market value of the derivative liabilities at March 31, 2006, was determined to be $3,455,083 with the following assumptions, (1) risk free interest rate of 4.82%, (2) remaining contractual life between .8 - 5 years, (3) expected stock price volatility of 113.56% and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the nine months ended March 31, 2006, of $356,829 and a corresponding decrease in the derivatives instruments liability. The impact of EITF 00-19 on the financial statements as of and through March 31, 2006, was as follows:

	Derivative
	Liability as of	Derivative	Derivative Liability
	Transition Date	Liability as of	(Loss) Through
	Or Issue date	March 31, 2006	March 31, 2006
Financing Lease Payable Derivative	$81,057	$1,552,296	$(1,471,239)

Convertible Debenture:
Compound Embedded Derivatives	2,016,341	1,293,022	723,319
Purchase Agreement Warrants	850,870	609,765	241,105
Totals	$2,948,268	$3,455,083	(506,815)

Derivative Expense Related to
Convertible Debenture Issuance			(367,211)
			$(874,026)

NOTE 5 - CONVERTIBLE DEBENTURE NOTES PAYABLE

On March 21, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to five institutional investors for an aggregate purchase price of $2,500,000, of which $2,430,000 was received in March 2006 and the balance of $70,000 received in early April 2006. After deducting fees and expenses of $232,500, the Company received net cash proceeds of $2,267,500. The convertible notes have a term of 17 months and amortize over 12 months beginning on the first day of the fifth month following their issuance. Interest on the principal amount outstanding will accrue at a rate of 7% per annum. The Company may pay principal and accrued interest in cash or, at the Company's option, in shares of its common stock. The holder of each convertible note, at the holder’s option, may convert the note into the Company’s common stock at a conversion price of $1.58 per share. The Company also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. The Company also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,141 shares of the Company’s common stock at a price of $1.58 per share. Financial advisory fees included a fee equal to 8% of the gross proceeds, and 75,001 warrants exercisable at $1.58 per share. In connection with the transaction, the Company is required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective. The Company is in default under these provisions.

These notes were evaluated under EITF 00-19 and it was determined that the warrants, embedded conversion and interest components and additional investment rights should be accounted for as derivative instrument liabilities. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Black-Scholes option-pricing model is used to value the derivative instruments. To the extent that the initial fair values of the derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The following depicts the impact of EITF 00-19 on the recording of the convertible debentures notes, discount on the notes and the derivative financial instruments associated with the notes:

Gross proceeds from the notes	$2,500,000
Discount associated with the transaction	(2,500,000)
Net Debenture Liability	$--

Distribution of note proceeds for initial values of derivative instrument liabilities associated with the transaction:

Valuation of compound embedded derivative	$2,016,341
Valuation of purchase agreement warrants	850,870
Total Initial Derivative Liability	2,867,211
Excess amount over net proceeds from notes
charged to operations	(367,211)
Net Note Proceeds	$2,500,000

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

NOTE 6 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

During the nine months ended March 31, 2006, the Company sold 6,005,578 shares of common stock at $0.10 - $0.70 per share for total cash proceeds of $1,033,241.

During the quarter ended September 30, 2005, the Company issued 1,130,000 shares of common stock for services with an aggregate market value of $214,700 on the date of the transaction. This is recorded as general and administrative stock compensation during the six-month period ended December 31, 2005.

At June 30, 2005 the Company had recorded $105,250 of deferred stock compensation. During the three and nine months ended March 31, 2006, $2,812 and $102,437 was expensed, respectively, as general and administrative stock compensation and the balance of $2,813 is in deferred stock compensation for services to be provided over a three month period.

On September 22, 2005, the Company issued 750,000 shares each to the President and to a director, for a total of 1,500,000 shares of common stock with an aggregate value of $450,000, based on the fair market value on the transaction date. The shares were issued to reduce accrued wages and accrued interest payable of $100,000 each for a total of $200,000 and the balance of $250,000 was recorded as general and administrative stock compensation expense.

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

During the quarter ended December 31, 2005, the Company issued 760,000 shares of common stock for investor relation and marketing services with an aggregate market value on the date of the transactions of $424,600. At March 31, 2006, $55,013 was classified as deferred stock compensation for services to be provided over a three-month period and $176,133 and $369,587 have been recorded as general and administrative stock compensation expense in the three month and the nine month periods ending March 31, 2006, respectively

On December 1, 2005, the Company issued 49,801 shares of common stock at a value of $25,000 for payment on a settlement obligation with iCapital.

On December 21, 2005, the Company issued 500,000 shares of common stock at a market value of $420,000 on the date of the transaction for payment of notes payable and related accrued interest to a shareholder, which aggregated $539,667. The Company recognized a gain of $119,667 on the conversion of debt to equity.

During the quarter ended March 31, 2006, the Company issued 405,000 shares of common stock for investor relations and marketing services with an aggregate market value of $568,250 on the transaction dates. At March 31, 2006, $302,833 was classified as deferred stock compensation for services to be rendered over a two to four month period and the balance of $265,417 has been recorded as general and administrative stock compensation expense during the quarter ended March 31, 2006

During the quarter ended March 31, 2006, the Company issued 58,908 shares of common stock at a value of $75,000 for payment on the iCapital settlement obligation. This obligation was paid in full on May 1, 2006.

On March 15, 2006, a director exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to the director, aggregating $210,000.

Stock Options and Warrants

The fair value of option grants during the nine months ended March 31, 2005, were estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following average assumptions for all grants, expected life of options of 3 years, volatility of 106%, risk-free interest rate of two and one-half percent (2.5%), and a zero percent (0%) dividend yield. The pro forma stock based compensation presented below is comprised $210,000 recognized on the options granted in the nine month period ended March 31, 2005, and $65,623 recognized on option grants on October 7, 2003, that became vested in the nine month period ended March 31, 2005.

The following table illustrates the pro forma effect on net (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting For Stock-Based

Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Nine Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net (loss), as reported	$(3,786,882)	$(1,198,931)

Deduct – stock-based compensation expense determined under the
fair value method, net of tax effect	--	(275,623)

Pro forma net (loss)	$(3,786,882)	$(1,474,554)

(Loss) per share:
Net (loss) per share, as reported	$(0.06)	$(0.03)

Net (loss) per share, pro forma	$(0.06)	$(0.03)

On March 21, 2006, the Company issued 866,142 warrants at an exercise price of $1.58 under the terms of a private placement of senior secured convertible notes. The debenture holders received 791,141 warrants with a five year exercise period and 75,001 warrants were issued with a three year life for financial advisory services to four parties. The warrants issued to the debenture holders were valued as financial derivates as described in Note 4. The warrants issued to the financial advisors were valued at $67,266 and is included in deferred financing costs as described in Note 3.

Options to purchase 11,500,000 of the Company’s common stock were outstanding under the Company’s Stock Option Plan and non-plan at March 31, 2006. These options are exercisable at $0.10 and $0.11 per common share at varying dates through October 2013.

Warrants to purchase 3,466,142 of the Company’s common stock were outstanding at March 31, 2006. These warrants are exercisable between $0.50 and $2.50 per common share at varying dates through March 21, 2011.

Stock option and warrant activities for the nine months ended March 31, 2006, were as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2005	11,500,000	$0.10	2,900,000	$0.56
Granted	---	---	866,142	$1.58
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	(300,000)	$(0.70)

Outstanding at March 31, 2006	11,500,000	$0.10	3,466,142	$0.80

Stock options and warrants exercisable at March 31, 2006, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$0.10	6,000,000	3.18	$0.10	$ 0.50	2,550,000	0.80	$0.50
$ 0.11	5,500,000	6.16	$0.11	$1.58	866,142	4.80	$1.58
	11,500,000		$0.10	$2.50	50,000	1.02	$2.50
					3,466,142		$0.80

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On September 15, 2005, the Company entered into a consulting agreement with an attorney who is the son of the Company’s President and Chief Executive Officer. Terms of the contract provide for compensation of $4,000 per month and payment of certain expenses for an initial three-month period, after which the contract extends on a month-to-month basis until terminated by either party. On November 28, 2005, the contract was extended and the consultant was awarded 50,000 shares of the Company’s restricted common stock at a value of $25,000. On May 2, 2006, the contracted was terminated and replaced with full time employment at a salary of $5,000 per month. In connection with full-time employment, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006.

NOTE 8 – SUBSEQUENT EVENTS

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

Issuance of Equity

Subsequent to March 31, 2006, the Company issued 44,303 shares of common stock aggregating $50,000 pursuant to a debt conversion agreement with iCapital. The obligation was paid in full in May 2006.

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

GENERAL

Azco Mining Inc. is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. The Company is currently focused on financing efforts to: (1) fund the re-opening and enhancement of its Black Canyon mica project located in Arizona, and (2) acquire high quality gold, silver and/or copper properties.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2006 and 2005

Sales

Sales decreased $23,926 for the quarter ended March 31, 2006, to $1,205 as compared to $25,131 for the quarter ended March 31, 2005. The decrease in sales is a result of reduced sales of mica-filled plastic pellets. The mica sold was sourced from inventory. The Company is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs increased in the quarter ended March 31, 2006, to $41,427 from $32,238 for the comparable quarter ended in 2005, or an increase of $9,189. This increase in the current quarter is attributable to consulting work on the Ortiz mine site amounting to $15,460 and increased mine site lease payments aggregating $8,893 and these increases were offset by a decrease in property taxes of $15,267.

General and administrative increased to $273,403 for the quarter ended March 31, 2006, from $257,387 for the comparative quarter ended March 31, 2005, an increase of $16,016. This increase in the current quarter was is mainly attributable to increased costs in the areas of consulting and investor relations of $24,000, payroll and payroll taxes of $6,981, per diem of $3,000 and financing costs of $13,000. These increases were offset by decreases in audit and accounting fees aggregating $14,321 and decreased travel amounting to $10,565.

General and administrative stock compensation increased to $444,362 for the quarter ended March 31, 2006, from $75,979 for the comparative quarter ended March 31, 2005, an increase of $368,383. This increase is attributable to stock compensation for consulting services in the area of investor relations to unrelated parties incurred in the current quarter.

Other Income and Expenses

Other income and expenses for the quarter ended March 31, 2006 were $275,888 as compared to $(10,062) for the comparable quarter ended March 31, 2005. The decrease in other expenses incurred in the current quarter of $285,950 is mainly attributable to the reduction in the recognized gain on sale of assets aggregating $40,000 and is offset by a decrease in accretion of discounts on notes payable and lease liability and interest expense aggregating $16,642 and an increased non-cash gain on derivative instrument liabilities of $307,205.

Gain (loss) on Derivative Financial Instruments

The Company recognized a gain on derivative financial instruments $356,829 for the quarter ended March 31, 2006, as compared to a gain of $49,624 for the prior year comparable period. These non-cash gains arise from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2006 and 2005

Sales

Sales decreased $46,454 for the nine months ended March 31, 2006, to $7,100 as compared to $53,554 for the nine months ended March 31, 2005. The decrease in sales is a result of reduced sales of mica-filled plastic pellets as the Company is not actively marketing the product. The mica sold was sourced from inventory. The Company continues sell inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

Operating Costs and Expenses

Mine related costs increased in the nine months ended March 31, 2006, to $137,877 from $103,897 for the comparable nine months ended in 2005, or an increase of $33,980. This increase in the current nine month period is mainly attributable to consulting work performed on the Ortiz mine site amounting to $80,460 and increased mine lease payments aggregating $11,367 and was offset by a decreases in property taxes of $44,919 and decreases aggregating $6,506 in general mining costs.

General and administrative increased to $841,356 for the nine months ended March 31, 2006, from $781,496 for the comparative nine month period ended March 31, 2005, an increase of $59,860. This increase in the current nine-month period was mainly attributable to increases in salaries and payroll taxes aggregating $17,151, consulting, investor relations and financing costs aggregating $83,357, legal fees of $8,688 and director and officer insurance of $12,625. These increases were offset by decreases in auditing and accounting fees aggregating $63,927.

General and administrative stock compensation increased to $1,802,141 for the nine months ended March 31, 2006, from $221,711 for the comparative nine-month period ended March 31, 2005, an increase of $1,580,430. The increase in the current nine-month period is mainly attributable an aggregate of $850,000 stock compensation recognized on the conversion of accrued interest and wages to the chairman of the board of directors and to the President and CEO and the reacquisition of the New Planet Copper Mining Company, and the balance of the increase attributable to increased stock compensation to consultants for the Company mainly in the area of investor relations and marketing services.

Other Income and Expenses

Other income and expenses for the nine months ended March 31, 2006, were $(990,347) as compared to $(124,319) for the comparable nine-month period ended March 31, 2005. The increase in other expenses incurred in the current nine-month period of $866,028 is mainly attributable to an increase in the gain on conversion of debt and relief of debt aggregating $139,784 and a decrease in discounts on notes payable and interest expense aggregating $20,446 and is offset by the decrease in the gain on the sale of assets aggregating $68,217 and an increase in the non-cash loss on derivative instruments liability of $961,621.

Gain (loss) on Derivative Financial Instruments

The Company recognized a loss on derivative financial instruments $(874,026) for the nine months ended March 31, 2006, as compared to a gain of $87,595 for the comparable prior year period. This non-cash loss and gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of the Company’s business strategies, will require significant additional working capital. The Company also will require additional working capital funds for continuing payments for necessary corporate personnel, related general and administrative expenses.

As of March 31, 2006, the Company had cash-on-hand of $2,650,353, a working capital deficit of $3,373,457 and an accumulated deficit of $41,731,265. The improved cash position and working capital at March 31, 2006, is a direct result of the Company completing a convertible debenture debt facility on March 21, 2006.

The Company currently is pursuing a joint venture or sale of the mica operation. Management has determined that in the long run it would be significantly more beneficial for the Company to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

The Company intends to seek to have the Company’s securities quoted on the OTC Bulletin Board in 2006, which may provide a better ability to attract investors. We are in process of completing the Securities Act filings to facilitate this process.

The Company can make no assurance, however, that the Company will be able to have access to the capital markets in the future, or that the financing will be available on terms acceptable to satisfy the Company’s anticipated cash requirements for operations. The Company’s inability to access various capital markets or acceptable financing could have a material effect on the results of operations and deployment of the Company’s business strategies and severely threaten the Company’s ability to operate as a going concern.

Factors Affecting Future Operating Results

Management has developed a plan to place the Company on an improved financial footing. Important elements of the plan include becoming compliant in the filing of the Company’s annual and quarterly financial statements, the continuing of raising of interim funding to provide for deployment of operations on the Company’s various property sites and restructuring of debt with secured creditors. An important priority has been to bring the financial reports current. The Company completed a debt facility on March 21, 2006, to provide for interim financing of the Company’s activities and initial deployment of the Company’s business strategies. The Company has received verbal, non-binding expressions of interest for a larger project financing once the Company becomes compliant in the filing of its financial statements and its stock resumes trading on the Over the Counter Bulletin Board. The Company is continuing discussions with secured creditors concerning restructuring of debt and believes such restructuring may be possible in conjunction with a major project financing if such financing can be arranged.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

PART II
OTHER INFORMATION

ITEM 2.           UNREGISTERED SALE AND OTHER DISTRIBUTIONS OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, the Company sold 165,000 shares of restricted common stock at $0.45 - $0.70 per share for aggregate proceeds of $111,750.

During the quarter ended March 31, 2006, the Company issued 405,000 shares of restricted common stock for services with an aggregate market value of $568,250 on the date of the transactions.

During the quarter ended March 31, 2006, the Company issued 58,908 shares of restricted common stock at a market value on the date of the transaction of $75,000 for payment on an accrued settlement obligation.

On March 15, 2006, the Company issued 300,000 shares of restricted common stock for the exercise of warrants at $0.70 per share to a related party in exchange for payment of accrued interest owed on a note payable amounting to $160,000 at the time of the exercise and a reduction of principal on the note payable of $50,000.

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

Dated: August 9, 2006	AZCO MINING INC,

By: /s/ Pierce Carson
Pierce Carson
Chief Executive Officer, President, Director
and Principal Accounting Officer