Form 10KSB
period 2006-06-30
AZCO MINING INC
filed 2007-02-16
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20430

AZCO MINING INC.
(Name of small business issuer in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

7239 N El Mirage Road
Glendale, AZ	85307
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (623) 935-0774

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.002 par value
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes NoX_

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X_

Revenues for issuer’s most recent fiscal year: $16,237

Aggregate market value of stock held by non-affiliates as of February 12, 2007: $65,887,515

Number of shares of the issuer’s common stock outstanding as of February 12, 2007: 68,513,712

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format: Yes__ No X_

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-KSB or incorporated by reference may contain certain “forward-looking” statements as such term is defined by the securities and exchange commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

     This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) unfavorable weather conditions, in particular, high water levels in the Agua Fria river which could temporarily limit access to the Black Canyon mica mine site, if and when production is resumed (g) the lack of commercial acceptance of our mica product or byproducts, (h) changes in environmental laws, (i) problems regarding availability of materials and equipment, if and when production is resumed (j) failure of the mica project equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the project from producing commercially viable output, if and when production is resumed (k) our lack of necessary financial resources to complete development of the mica product and by-products, successfully market our mica product and fund our other capital commitments and (l) our ability to seek out and acquire high quality gold, silver and/or copper properties. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

     These risks and uncertainties and other factors include, but are not limited to, those set forth under ITEM 6 – Risk Factors. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Background

     Azco Mining Inc. (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. Azco currently is focused on financing efforts to: (1) conduct engineering studies on its Summit silver-gold property located in New Mexico, (2) conduct further studies on its Ortiz gold project located in New Mexico, (3) fund the re-opening and enhancement of its Black Canyon mica project located in Arizona and (4) acquire high quality gold, silver and/or copper properties. Information about Azco, including a posting of the most recent financial reports, can be viewed on the Company’s web site, www.azco.com.

     In May 2006, for a cash price of $1.3 million, the Company acquired 100% of the shares of The Lordsburg Mining Company (“Lordsburg”), a New Mexico corporation, from Imagin Minerals, Inc. (“Imagin”), a privately owned industrial minerals company unrelated to the Company. With the acquisition of Lordsburg, we acquired the Summit project, consisting of approximately 117.6 acres of patented and approximately 520 acres of unpatented mining claims in Grant County, New Mexico; approximately 257 acres of patented mining claims in Hidalgo County, New Mexico; and milling equipment including a ball mill and floatation plant in Sierra County, New Mexico. The milling equipment had been idle for several years following its use by a subsidiary of Imagin. If feasibility and engineering studies are positive, the Company intends to relocate the milling equipment to its mining claims in Hidalgo County and use it to process mineralized material to be mined from its mining claims in Grant County. Lordsburg holds two permits issued by the state of New Mexico for mining and milling operations. The Summit silver-gold project is subject to a property identification agreement between the Company and its President and Chief Executive Officer.

     In August 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a Missouri corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. Among other terms, the lease provides for annual payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty based on the price of gold; the requirement that the Company comply with all governmental permitting and other regulations; and other terms common in mining leases of this type. As of February 1, 2007, the Company has paid a total of $221,802 in option and lease payments. Payments are current through January 31, 2008. The Ortiz gold project is subject to a property identification agreement between the Company and its President and Chief Executive Officer.

     The Company suspended crushing and concentrating activities at its Black Canyon mica mine in November 2002 due to economic constraints. Since the suspension of operations, limited production, marketing and sales have continued at the Company’s Glendale mica processing facility using inventoried mica, while the Company seeks sources of financing for the project.

     In September 2000, the Company entered into a lease and purchase option agreement with New Planet Copper Mining Company whereby the Company acquired exclusive rights for exploration, development and mining of micaceous iron oxide, copper, gold and other minerals on 31 patented mining claims located in La Paz County, Arizona. In August 2003, the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company’s President and Chief Executive Officer. The Company retained an option to reacquire 25% of the New Planet lease. In September 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of the Company’s common stock at $0.30 per share or $600,000, its right, title and interest in and to the lease with New Planet Copper Mining Company.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

     The Company has incurred net losses of ($5,383,368) and ($1,596,290) for the years ended June 30, 2006 and 2005, respectively, and has a total accumulated deficit of ($43,327,751) at June 30, 2006. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

Recent Developments

     On November 3, 2006, the Company concluded a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company's 60% ownership of real estate and buildings at its Glendale, Arizona location. The sale includes approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the Agreement, the Company retains ownership of its mica processing equipment currently installed in the mill building. The equipment will be removed and transported to a storage site for future use. As part of the transaction, the Company also agreed to provide for the exercise of 2,550,000 warrants at $0.50 per share granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz. In consideration for Company’s entry into the Real Property Purchase Agreement and the issue of the unregistered common stock, Muzz agreed to terminate a 2002 financing lease agreement and cancel all of the Company’s outstanding financial obligations under the lease.

     On March 21, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. The Company received net proceeds of approximately $2,270,000 after deducting fees and expenses. The convertible notes have a term of 17 months and amortize over 12 months beginning on September 1, 2006. Interest on the principal amount outstanding accrues at a rate of 7% per annum. The Company may pay principal and accrued interest in cash or, at the Company’s option, in shares of our common stock. The holder of each convertible note, at the holder’s option, may convert the note into the Company’s common stock at a conversion price of $1.58 per share. We also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. The Company also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,139 shares of our common stock at a price of $1.58 per share.

     On September 5, 2006, the Company agreed with the institutional investors to amend the terms of the March 21, 2006, private placement of senior secured convertible notes, warrants and additional investment rights. Under the amended terms, payment of the convertible notes was deferred and the maturity date changed from August 31, 2007 to January 1, 2008. The convertible notes amortize over 12 months in 12 equal monthly installments. The date of the first installment was extended from September 1, 2006 to February 1, 2007. The price at which the holder of each convertible note may convert the principal and accrued interest outstanding under each note into shares of our common stock was reduced from $1.58 to $1.00 per share. The exercise price of the warrants, including warrants issued under additional investment rights, was reduced from $1.58 to $1.00. In connection with the amendment, the institutional investors purchased in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662. The Company is required to register for resale the shares of common stock issuable upon conversion of the convertible notes, accrued interest and upon exercise of the warrants. Azco agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the date of the amendment and to cause the registration statement to be declared effective within 150 days of the date of the amendment. The Company is currently late on its first installment due February 1, 2007 and is in default on the filing of the registration statement requirement.

     Since June 30, 2006, the Company has refocused its activities to include precious metals acquisition and has continued to seek sources of new financing. The Black Canyon mica mine has not operated since operations were suspended in November 2002. The Glendale processing facility operated on an intermittent basis in fiscals 2004 and 2005, filling purchase orders using mica from inventory. The Company sold mica, on a limited basis, to key customers in the plastics and cosmetic industries, and generated $16,287 in revenue in fiscal 2006 and $54,844 in revenue in fiscal 2005. In addition, the Company financed its activities by selling common stock aggregating $1,033,241 and $256,000 of in fiscal years 2006 and 2005, respectively. The Company incurred exploration and mine expenses of $212,489 and $136,714 during fiscal years 2006 and 2005, respectively.

Products – Mica and Feldspathic Sand

     Revenues

     The Company produced and sold mica-filled plastic pellets to the manufacturers of reinforced plastics in the first quarter of fiscal 2004. During fiscal years 2005 and 2006, the Company was unable to produce plastic pellets due to a lack of working capital but continued to sell, to a key customer, the mica needed to produce the pellets. We also continued to sell cosmetic grade mica on a limited basis. The Company has limited quantities of inventoried mica available for its key mica customers, while it seeks financing to resume production.

     The Company produced and sold no feldspathic sand, a by-product of mica production, during fiscal years 2006 or 2005. Previously Azco sold feldspathic sand as golf course bunker sand and as stucco sand. Sand sales ceased due to the suspension of crushing and concentrating operations at the Black Canyon mine in November 2002.

     Marketing

     Marketing efforts have been placed on hold pending the resumption of mica and feldspathic sand production. The Company maintains contact with current and past customers.

     Customers

     Past customers for cosmetic grade mica include Presperse, Inc. and KOBO, who distributed the product to cosmetic manufacturers. The Company sold its mica-filled plastic pellets and mica powder to a major plastic consumer in Canada. Azco sold its feldspathic sand products to Western Stucco Products Co. and to Pioneer Landscaping Materials, in the Phoenix area.

     Competition

     Many companies are engaged in the exploration and development of mineral properties. The Company is at a disadvantage with respect to those competitors whose technical staff and financial resources exceed the Company’s. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral interest.

     Our main competitors in the mica business include Zemex Corporation, Engelhard Corporation and Georgia Industrial Minerals, who are significant producers of wet ground mica and Oglebay Norton and J. R. Simplot, who are important suppliers of manufactured sand to the Phoenix, Arizona area.

     Research and Development

     The Company has funded, in the past, research and development efforts to develop its mica-filled plastic products. Our mica has been evaluated and tested by several potential customers in the cosmetics and plastics industries. The Company intends, if and when financing for the mica project can be arranged, to continue its research and development efforts. Currently the Company is conducting no research and development.

     Employees and Consultants

     As of June 30, 2006, we had two full-time employees and several part-time consultants. Our employees are not covered by labor union contracts or collective bargaining agreements.

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

     On May 2, 2006, the Company entered into an employment agreement with an attorney who is the son of the Company’s President and Chief Executive Officer which provides a salary of $5,000 per month and a monthly per diem of $1,000. In connection with full-time employment, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006.

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

    As of June 30, 2006, Azco carried its long-lived assets at the following values:

Property, plant and equipment, net	$1,753,259
Idle plant and equipment, net	1,689,000
Total	$3,442,259

ITEM 2.	DESCRIPTION OF PROPERTIES

Summit Silver-Gold Project

     Overview

     In May 2006, for a cash price of $1,300,000 we acquired 100% of the shares of The Lordsburg Mining Company (“Lordsburg”), a New Mexico corporation. The Company holds Lordsburg as a wholly owned subsidiary. Lordsburg’s major assets include the Summit gold-silver property consisting of approximately 117 acres of patented mining claims and 600 acres of unpatented mining claims in Grant County, southwestern New Mexico; the Lordsburg mill site property, located approximately 55 miles south of the Summit property, consisting of approximately 257 acres of patented mining claims near the town of Lordsburg, Hidalgo County, New Mexico; mining and operating permits related to the Summit property and the Lordsburg mill site property; and mineral processing equipment consisting of a ball mill and 400 ton-per-day flotation plant, stored at Winston, Sierra County, New Mexico.

     We have assigned a high priority to development of the Summit project and are commencing to conduct engineering and a feasibility studies in our first quarter of fiscal 2007 at a cost of approximately $500,000. As presently conceived, the Summit mining and processing operation would involve underground mining of mineralized material from the Summit property at a rate of about 400 tons per day and trucking of the mined material 55 miles to the Lordsburg mill site where metallurgical processing would take place. At the Lordsburg plant site, processing would be accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. This concentrate would be marketed to a smelter or to an existing precious metals processing plant.

     Although we are encouraged by work to date on the Summit project, substantial additional feasibility work and expenditures are required to demonstrate economic viability. We currently have not established proven or probable reserves on the Summit silver-gold property.

     Location and Access

     The Summit silver-gold property is located in a rugged and isolated setting in Grant County, southwestern New Mexico, near the Arizona state line. The property lies within the Steeple Rock Mining District, which has recorded notable historic production of gold, silver, base metals and fluorspar from several mines, currently inoperative, including Carlisle, East Camp and Norman King.

     The property is easily accessible by paved and gravel road approximately 15 miles northeast from Arizona State Highway 75 North and the town of Duncan, Arizona. Electric power is not available on or near the property and would need to be generated on-site in connection with any mining operation. Water for limited usage is available on and near the property.

     The terrain of the property is rugged, with steep canyons and ridges. Elevations range from 4,500 feet to 6,200 feet above sea level. The Summit siliceous mineralized structure forms a prominent northwesterly trending ridge.

     The Lordsburg mill site property lies 55 miles to the south of the Summit property near the town of Lordsburg, Hidalgo County, New Mexico. Lordsburg is connected to Duncan, Arizona via US Highway 70. The Lordsburg property has an approved mill site accessible from Lordsburg by a 3-mile paved road. Utilities on site include water and electric power. The Lordsburg area is well supported by transportation services including trucking and rail services, and by a wide range of fabrication, construction and other support services. The labor force required for any plant operation could be sourced locally.

Summit Property
ARIZONA
NEW MEXICO
75
DUNCAN
70
GRANT COUNTY
HIDALGO COUNTY
GREENLEE COUNTY
464
90
Lordsburg
10
Lordsburg Mill Site Property
Farmington
Santa Fe
Albuquerque
Clovis
Roswell
Las Cruces
N
0
2.5
5
10
Miles

Location - Summit Property
- Lordsburg Mill Site Property

      Mineral Title

     Our holdings at the Summit silver-gold property in Grant County, New Mexico consist of 10 patented federal mining claims totaling approximately 117 acres and 26 unpatented federal mining claims totaling approximately 520 acres. Our holdings at the Lordsburg mill site in Hidalgo County, New Mexico consist of 16-patented federal mining claims totaling approximately 257 acres. All claims are held in the name of Lordsburg. The claims are in good standing in accordance with the mining laws of the United States.

     The Summit property is subject to underlying net smelter return royalties capped at $4,000,000 and to a net-proceeds interest on sales of unbeneficiated mineralized rock with an end price of $2,400,000. The Summit acquisition is subject to a property identification agreement between Azco and its President and Chief Executive Officer.

      History of Mining and Exploration

     The Summit silver-gold property lies within the Steeple Rock district, which is one of the historic mining areas in the southwest United States. The former mines produced gold, silver and base metals from underground mining of epithermal vein systems. Prospecting activity dates back to before 1860. The first recorded production was from the Carlisle mine, which operated from 1880-1897. A number of other mines including the Norman King and Billali also produced during the 1880’s but ceased operation by the turn of the century. Following this early production, the district was largely dormant until the 1930’s-mid 1940’s when several mines operated. Subsequently, sporadic small-scale operations continued until the 1990’s on various deposits including the Summit, Center, Mount Royal and Carlisle deposits.

     The US Bureau of Mines estimated that between 1880 and 1986 the Steeple Rock district produced at least 148,000 ounces of gold, 3.3 million ounces of silver, 1.2 million pounds of copper, 5 million pounds of lead and 4 million pounds of zinc. In addition, there was unrecorded precious and base metal production as part of silica flux shipments. Some 6,500 tons of fluorspar also were produced.

     In the late 1970’s, Summit Minerals Inc. shipped about 30,000 tons of mineralized material from the Summit property to ASARCO’s El Paso smelter as direct shipping silica flux reported to have graded 0.102 ounces per ton gold and 4.95 ounces per ton silver.

     Exploration work estimated to have cost in excess of $8 million was carried out on the Summit property from 1984-1992. This included drilling totaling 104,700 feet, of which 78,000 feet was directed specifically to the Summit structure. In 1984-85, Inspiration Mines Inc. is reported to have spent about $1.5 million conducting underground development, shallow core drilling and sampling and mapping. In 1988-89, Novagold Resources Inc. is reported to have expended some $2 million in surface and airborne geophysical surveys, underground mapping and sampling, and core drilling. Novagold’s drilling identified a significant block of mineralized material in the Summit vein. From 1989-1992, Biron Bay Resources Ltd., in joint venture with Novagold, conducted extensive exploration, drilled 88 core holes, and is reported to have spent over $5 million extending and improving the level of confidence in the mineralized material at the Summit and in defining exploration potential in adjacent and outlying vein structures.

     Geology and Mineralizaton

     The Steeple Rock district contains numerous structurally controlled epithermal vein systems. The veins are controlled by conjugate fault systems that cut a thick pile of Tertiary volcanic rocks of intermediate composition. The deposits are localized along structurally controlled, hydrothermally altered zones cutting the volcanic host rocks. The dominant structures trend northwesterly and dip steeply. Secondary veins trend easterly and north-northwesterly. The veins can be traced for distances of up to several miles along strike and have widths that range up to 100 feet or more.

     The epithermal veins have formed as open-space filling by a mixture of quartz, carbonate minerals and wallrock fragments and show evidence of multiple episodes of brecciation and re-cementation. Gold occurs as fine free grains or as electrum. Silver is found as argentite or in sulfosalts. Base metal sulfides including chalcopyrite, sphalerite and galena are common in certain deposits but rare in others. Gangue minerals usually consist of quartz, pyrite, calcite, barite and fluorite. Alteration of the volcanic country rocks adjacent to the veins commonly consists of sericitization, argillization and silicification.

     The principal vein structures on the Summit silver-gold property are the Summit structure, which can be traced for 3,000 feet from southeast to northwest, and the Billali structure, which forms a farther 2,000 foot continuation of the Summit structure in a northwesterly direction across an east-west fault. The Summit and Billali structures dip steeply to the northeast. These structures form segments of the East Camp Fault, which constitutes the main ore control in this part of the Steeple Rock district. The core drilling carried out from 1984-1992 tested both the Summit and Billali vein structures. Of the two, results from the Summit structure were considered the more promising with respect to vein continuity and economic potential.

     The Summit mineralized vein occurs within a wide, structurally controlled zone of hydrothermally altered volcanic rocks. Silver and gold mineralization is epithermal in style and consists of silver sulfides and electrum or native gold along with lesser pyrite, sphalerite and chalcopyrite. Precious metals contents, which are relatively low at the surface, increase significantly with depth for several hundred feet, apparently a reflection of vertical mineral zoning within the deposit. Below 1,000-1,500 feet, the precious metals contents appear to decrease although little deeper drilling was carried out. The main block of mineralized material has been shown by extensive drilling to trend northwesterly about 1,500 feet in strike length and to extend 1,000 feet down dip. The true width of mineralization across the vein ranges from 6 feet to over 50 feet and averages 10-15 feet.

     Biron Bay Resources Ltd. carried out preliminarily estimations of mineralized material contained in the Summit deposit, at various cutoff grades and using both cut and uncut values for high-grade assays of gold and silver. Depending on the assumptions made and cutoff grades employed, tonnages of mineralized material ranged to over 2 million tons. In one estimation, the Summit deposit was estimated to contain 939,000 tons of mineralized material grading 0.152 ounces per ton gold and 11.95 ounces per ton silver, based on uncut assay values and a cutoff grade of 0.10 ounces per ton gold equivalent, calculated at a gold price of $350 per ounce and a silver price of $4.15 per ounce. Biron Bay’s estimations were global in nature and were not based on any assumptions as to minability, relevance of the cutoff grades in an economic sense, or other factors usually used to define minable material. Biron Bay’s estimations were prepared in accordance with different standards than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralized material.

     We have not received a feasibility study with regard to our Summit gold-silver property. Substantial additional feasibility work and expenditures are required to demonstrate economic viability. No proven or probable reserves have been established at the Summit silver-gold property.

      Metallurgical Testing

      Conventional processing including crushing, grinding and milling of Summit mineralized material to produce a bulk sulfide flotation concentrate containing the recoverable precious metals has been evaluated and tested at bench scale. The preliminary bench scale flotation tests suggest that a precious metals recovery of approximately 86% with a concentration ratio of 70 to 1 is reasonably achievable. The concentrate could be treated to produce a dore product or alternatively, it could be marketed to a smelter or to a precious metals processing operation for final extraction of gold and silver.

     Mineral Processing Equipment

     With the purchase of Lordsburg, we acquired an inactive 400 ton-per-day flotation plant, including ball mill and ancilliary equipment, stored at Winston, Sierra County, New Mexico. In order to utilize this plant for mineral processing, it would have to be transported from its current location and erected on a suitable permitted site. Other equipment, in particular crushing equipment, also would need to be acquired and installed.

     Permits

     We hold existing operating permits for the Summit property and the Lordsburg mill site. The New Mexico Mining and Minerals Division issued these permits to Lordsburg pursuant to the New Mexico Mining Act. The permits, when appropriately modified, could facilitate the commencement of mining at the Summit property and resumption of mineral processing operations at the Lordsburg mill site.

     Permit No. GR001ME at the Summit property allows operation of a “minimal impact mine” having a surface disturbance of less than 5 acres. Should surface disturbance materially expand, it would be necessary to modify the permit and to post financial assurance for reclamation. Pursuant to this permit, we are authorized to begin underground mining operations immediately, assuming an on-site processing plant is not required.

     Permit No. H1001RE at the Lordsburg mill site is for an “existing mining operation” and authorizes us to conduct mining and reclamation operations according to the conditions stipulated in the permit. All existing mining disturbances are required to be addressed under a closeout plan and to be secured by financial assurance. Modification of this permit would be required prior to resumption of flotation milling and in particular, it would be necessary to obtain a discharge permit related to mill tailings disposal. We anticipate that applying for and obtaining approval for such modification to the existing permit would require several months to complete, however there can be no assurance that any modification would be approved in a timely manner or at all.

     Conceptual Mining and Processing Plan

     As presently conceived, the Summit mining and processing operation would involve underground mining of mineralized material from the Summit property at a rate of about 400 tons per day and trucking of the mined material 55 miles to the Lordsburg mill site where metallurgical processing would take place. At the Lordsburg plant site, processing would be accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. We would market this concentrate to a smelter or to an existing precious metals processing plant.

     Because of the specialized nature of underground mining of the type planned for the Summit property, mining and related activities would be carried out most efficiently utilizing an outside contractor that has the relevant experience, personnel and equipment. We would engage such a contractor and mining would be conducted under our current mining Permit No. GR001ME.

     We would relocate our flotation plant from Winston, New Mexico and install it at the Lordsburg mill site. We also would acquire and install crushing and other equipment necessary for milling operations. We would apply for and obtain approval for relevant modification of our current Permit No. H1001RE and also would obtain any other required permits, but currently cannot provide assurance that the necessary permits could be obtained in a timely manner or at all. Assuming we were to receive approval for modification of Permit No. H1001RE, we would operate the Lordsburg plant under that permit using our own personnel.

     Once we established a milling and flotation plant at the Lordsburg mill site, we believe the existence of the plant could offer the possibility of participation in other regional projects and the milling of mineralized material other than from the Summit property. There are several notable mining districts within possible trucking distance of Lordsburg.

     Another aspect of the proposed operation is the potential sale to smelters of silica flux material. The region encompassing southeastern Arizona and southwestern New Mexico is a major copper mining and smelting center in the United States. Silica is typically added as flux in the smelting process to aid in the separation of iron from the copper and precious metals and then is discarded as slag. Suppliers of silica flux typically are paid for suitable siliceous material and for a portion of any contained precious metals. We believe the Summit property potentially could be a source of direct-shipping silica flux material and in fact historically such material was shipped from the property to a smelter. In addition, we believe siliceous flotation tailings from the Lordsburg plant would constitute a potential source of silica flux. However, the silica flux market can be inconsistent and subject to disruptions or cancellations based on market conditions and competing product supplies. For these reasons we have not included silica flux sales as part of our project planning, but we believe such sales are possible and could enhance any future revenues from the Summit and Lordsburg operations.

     Work Program

     We consider the Summit project to have promising potential for production at current prices of gold and silver and have assigned a high priority to completing the feasibility and other work necessary to advance the project toward production. Over the next 12 months and at a cost of approximately $500,000, we plan to complete preliminary engineering and feasibility work in order to address the major elements of the mining and processing plan described above. Work related to the Summit property will include review of the large amount of drilling and geologic information; updated estimation of tons and grade of mineralized material; design of an underground mining plan; determination of mine capital and operating costs; and assessment of additional exploration potential of the property and surrounding areas.

     Work related to the proposed Lordsburg milling operation will include additional metallurgical testing to characterize Summit mineralized material; optimization and design of a commercial-scale metallurgical treatment process; application for modification of the existing permit to allow the planned milling operation; estimation of capital cost to relocate our flotation plant to Lordsburg and to acquire and install all necessary processing equipment; estimation of operating costs to transport mineralized material to the Lordsburg mill site from the Summit property and to process the material at Lordsburg; and preliminary marketing studies of the precious metals sulfide concentrate proposed to be produced at Lordsburg.

     Upon receipt of the results of the feasibility work outlined above, we expect to be in a sound position to formulate a plan and budget for further exploration and development of the Summit property.

Ortiz Gold Project

     Overview

     In August 2004, we acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant (“Grant”) in Santa Fe County, New Mexico. In December 2005, we received the results of an independent scoping study of the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. It also included an economic analysis complete with sensitivities on gold price, capital and operating costs. The report concluded that the financial results indicate a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The financial model showed production could be expected to total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered. The capital cost, assuming contract mining, was estimated as $38.2 million.

     Based on these results, we are proceeding to examine additional mining and processing options in an attempt to optimize the project’s economics. Over the next 12 months we intend to continue to work on mining and processing plans. We also intend, in conjunction with this work, to begin assessment of environmental and permitting issues. We have budgeted $500,000 for the planned work.

     Although the preliminary scoping study carried out on the Ortiz gold property has yielded encouraging results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. We currently have not established proven or probable reserves on the Ortiz gold property

     Location and Access

     The Ortiz Mine Grant (“Grant’), over which the Company holds a lease on the mineral estate underlying 57,267 acres (90 square miles) of segregated surface estate, is located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe County, New Mexico. The villages of Golden, Madrid and Cerrillos, with a combined population of less than 1,000 people, lie in and adjacent to the Grant. Paved New Mexico Highway 14 traverses the western portion of the Grant. The main line of the Santa Fe Railway crosses the northeast corner of the Grant. A network of unimproved ranch roads provides access to the various land holdings. High-voltage electric power lines cross the southern part of the Grant.

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

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R07E
R08E
R09E
Cunningham Hill
Carache Canyon
Lukas Canyon
Ortiz Mountains
14
Golden
Ortiz Mine Grant
San Pedro Mountains
San Pedro
344
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
0
1
2
Miles
N
Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

     Mineral Title

      On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a Missouri corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007). On February 1, 2007, the Company paid $100,218 for the third year's lease payment through January 31, 2008. The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as the Company is producing gold or other leased minerals in commercial quantities and otherwise is performing its obligations under the lease. Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type.

     History of Mining and Exploration

     Prospecting and mining of gold and silver in the Ortiz area dates to the arrival of the first European (Spanish) settlers in 1598. Significant gold production from Ortiz placers dates to 1821. By 1832 several veins and low-grade gold deposits had been discovered. In 1833 the Ortiz Land Grant, an area about 10.7 miles square centered on the Ortiz gold vein, was registered and possession given by the First Alcade of the City of Santa Fe. By the early 1840’s, mining at the small underground Ortiz Mine had ceased. In the late 1800’s and early 1900’s, sporadic attempts at commercial mining of lode and placer gold deposits were unsuccessful due to lack of water and/or low grades. Total pre-1980 mine production has been estimated as about 100,000 ounces of gold.

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

     From 1972 through the early 1990’s, several companies operating under lease with Ortiz Mines, Inc. carried out exploration and pre-development activities in the western portion of the Grant. These companies included Conoco, Inc., LAC Minerals (USA), Inc. and the LAC-Pegasus Joint Venture. Expenditures by these groups are reported to have exceeded $40 million. Drilling resulted in the identification of several deposits estimated to contain in the aggregate approximately 2 million ounces of gold.

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

      Independent Mining Consultants, Inc. (“IMC”), an independent geological engineering firm, was engaged by the LAC-Pegasus Joint Venture to audit estimations of the quantities and grades of in-place mineralized material at the Carache and Lucas deposits and to prepare conceptual open pit mine plans based on a gold price of $385 per ounce. IMC estimated the Carache gold deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 11.8 million tons grading 0.060 ounces of gold per ton, for 706,700 ounces of contained gold. IMC estimated the Lucas gold-copper deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 7.6 million tons grading 0.043 ounces of gold per ton and 0.22% copper, for 325,600 ounces of contained gold and 33,440,000 pounds of contained copper.

     A 1990 pre-feasibility study produced by the LAC-Pegasus Joint Venture concluded that at gold prices of $325 per ounce or higher, economics would be positive for open-pit, heap-leach mining of the approximately 1.0 million ounces of gold contained in the Carache and Lucas conceptual pits. The study also concluded that the project had excellent upside potential to increase both the quantity and grade of contained gold mineralization. However, the study listed several areas of concern that must be addressed before a production decision could be made, chief among them permitting difficulties to be overcome, water rights to be obtained and bulk sampling to be completed.

     In 1989, the LAC-Pegasus Joint Venture started a decline adit into the Carache deposit for the purpose of bulk sampling and to provide drilling access for shallow and deep exploration targets. However, after advancing 1719 feet the decline was halted due to a temporary water inflow coupled with regulatory and permitting issues. In the face of a declining gold price, mining development of the Carache or Lucas deposits did not proceed, and the project ultimately was cancelled and the lease returned to Ortiz Mines, Inc. Subsequently, no additional exploration was carried out on the property and it remained dormant until leased by the Company in August 2004.

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

     Gold mineralization associated with a collapse breccia at Carache Canyon.

     Copper and gold disseminated in stockworks and fractures in monzonite at the Cunningham Gulch (gold) and Cerrillos (copper-gold) deposits (bulk tonnage low-grade “porphyry”- type deposits).

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

     We believe the Ortiz Mine Grant holds significant potential for additional discoveries. Several partially tested prospects have been identified, three of which have been shown by drilling to contain respectively 60,000, 60,000 and 105,000 ounces of gold. About half the Ortiz Mine Grant is covered by Quaternary gravels derived from the outwash of adjacent mountains. Exploration targets beneath the gravel cover have been identified.

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

     The MAG report was prepared in accordance with different standards than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralized material. We have not received a feasibility study with regard to our Ortiz property. Substantial additional feasibility work and expenditures are required to demonstrate economic viability. No proven or probable reserves have been established at the Ortiz property.

     The processing options MAG analyzed included heap leaching, ball milling/gravity concentration, and high pressure grinding rolls/gravity concentration (“HPGR option”). The optimum processing route was identified as the HPGR option. The HPGR option was estimated to be able to achieve a gold recovery of 90% employing simple gravity concentration while minimizing capital and operating costs. As compared to heap leaching (the processing route previously advanced by the LAC-Pegasus Joint Venture), the HPGR option also potentially would have advantages with respect to environmental disturbance and permitting in that the area of surface disturbance would be smaller, chemicals would not be required in processing and there would be less water usage.

     MAG’s financial model showed production from the Carache and Lucas conceptual pits could be expected to total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered. The capital cost, assuming contract mining, was estimated as $38.2 million. At a gold price of $450 per ounce, net operating pre-tax cash flow would total $139.5 million over the mine’s ten-year mine life, and the IRR would be 33.8% . At a gold price of $500 per ounce, net operating pre-tax cash would increase to $180.9 million. Sensitivity analyses showed that a variation in gold price is the dominant factor affecting the financial indicators, IRR and NPV.

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

     Work Program

     As the next step in our evaluation of the mining potential of the Carache and Lucas deposits, we plan to conduct additional studies in an attempt to further enhance the project’s economics. This work will include remodeling of the gold mineralization, redesign of the conceptual open pits employing current gold prices, and determination of the effect of using a higher cut-off grade in the mine plan. Improvements to be assessed, if any, would be in a greater total number of ounces of gold contained, in an increase of the average grade processed, and in a decrease in the operating cost per ounce of gold produced.

     We plan to continue assessment of mining and processing options for the Carache and Lucas deposits with the objective of optimizing a development and operating plan. We also intend to begin assessment of environmental and permitting issues, which will be important for successful mining development. Based on this work, we expect to be in a sound position to formulate plans and budgets for additional work on the Carache and Lucas gold deposits.

     We also plan to continue evaluation of the large 90 square mile area under lease for its exploration potential for new discoveries of gold and copper deposits. In this regard, we will continue to utilize the large quantity of existing geological, geochemical, geophysical and drilling data.

We have budgeted $500,000 for the work to be carried out over the next 12 months.

Black Canyon Mica Project

     Background

     In 1999, we acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation. The project included 43 unpatented mining claims at Black Canyon, 30 miles north of Phoenix, Arizona, and a pilot plant situated in Glendale, Arizona. In November 2002, due to economic constraints, we suspended crushing and concentrating activities at its Black Canyon mica mine. Since the suspension of operations, limited production, marketing and sales have continued at the Company’s Glendale mica processing facility using inventoried mica. We intend to raise approximately $6.0 million to fund the relocation and enhancement of our Black Canyon mica project or alternatively, intend to joint venture or to sell the project.

     As part of our due diligence process, we carried out a marketing study, performed metallurgical testing and confirmatory diamond drilling, and conducted an environmental audit and title work. We also conducted a geologic mapping program that recorded the many pegmatite dikes that host the ore bodies. This work identified mica deposits lying outside the area of the original 43 mining claims, and additional claims were acquired. We currently control 67 unpatented mining claims and 9 mill site claims covering approximately 1,385 acres.

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

     We intend to obtain financing in the amount of $6.0 million to relocate, upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital. These expansions are required in order to achieve the higher throughputs necessary for sustained economic operation. Alternatively, we are seeking to joint venture or to sell the project. Our total expenditures to date on the Black Canyon project have exceeded $10 million.

     Location and Access

     The Black Canyon mine is located about 30 miles north of Phoenix, Arizona, 3.5 miles west-southwest of Black Canyon City. It can be reached via U.S. Interstate 17, which connects Phoenix with Flagstaff, and by a connecting dirt road for the last eight miles.

     The Glendale processing plant is located in an industrial area on the west side of Phoenix, Arizona, 47 miles to the south of the mine site. In November 2006, the plant and real estate was sold and we are required to relocate the plant.

Black Canyon Property
BLACK CANYON CITY
YAVAPAI COUNTY
MARICOPA COUNTY
Lake Pleasant
Agua Fria River
17
101
51
10
Glendale Plant
GLENDALE
PHOENIX
N
0
3
6
12
Miles
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON

LOCATION - BLACK CANYON PROPERTY
- GLENDALE PLANT

     Mineral Title

     Our property holdings at and around the Black Canyon mine consist of 67 Federal unpatented mining claims in Yavapai County, Arizona and 9 Federal mill site claims in Maricopa County, Arizona, which in total cover approximately 1,385 acres. The claims are located on public land and held pursuant to the General Mining Law of 1872. The Company fully owns the mining rights. The claims are in good standing in accordance with the mining laws of the United States.

     Additional details of our claims are as follows: In Yavapai County, the claims are Spencer Nos. 1-43, 77, 79, 122-127, 146-153, 155, 157, 184, and 186-190, located in Sections 12, 13, 14, 23 and 24, Township 8N Range 1E and Sections 6, 7 and 8, T8N R2E, and recorded by the Bureau of Land Management on February 25, 1999 and by Yavapai County on February 26,1999. In Maricopa County, the claims are Mica Mill site Nos. 12, 14, 16, and 19-24, located in Sections 27 and 28, T8N R2E, and recorded by the Bureau of Land Management on September 17, 1999 and by Maricopa County on September 20, 1999.

      In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $10,000. We have paid the required fees for the 2006 and 2007 assessment years (September 1, 2005 through August 31, 2007).

     Mining and Processing Facilities

     The Black Canyon project consists of two integrated operating facilities. The mine site west-southwest of Black Canyon City contains the ore reserves where the Company proposes to conduct open pit mining operations. The crusher, the concentrator and the feldspathic sand plant are located at the mine site. These facilities depend on diesel generators for power. Plans call for mining to be carried out by conventional open pit methods. The ore is trucked from the pit and delivered to a nearby stockpile located adjacent to the crusher and concentrator. Mica flakes are separated from the pegmatite host rock in a process that involves multi-stage crushing and screening to -3/16” size. Mica is concentrated from the crushed material utilizing air classifiers. The resulting concentrate, containing 95% mica, was trucked to the Glendale processing plant for further processing.

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

      The mica concentrate was further processed at the 5-acre Glendale plant and office site on the west side of Phoenix. The processing is designed to achieve the desired product sizes and meet the quality requirements of the market place. The plant was housed in an 18,000 square foot steel framed building, where equipment is installed for wet grinding, dewatering, drying, and air classification and bagging. The final products are placed into 50-pound bags or into 1000-pound supersacks ready for shipment to customers.

     Operations at the mine site were suspended in November 2002. We are seeking new funding in the amount of $6.0 million to relocate, upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital. These expansions are required in order to achieve the higher throughputs necessary for sustained economic operation. Alternatively, we are seeking to joint venture or sell the project.

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

     Mintec Inc., an independent geological engineering firm, in November 2000 analyzed our drilling and sampling results, designed the mining plan and calculated the ore reserves. In-place mining reserves for the pit design were calculated as 2,399,500 tons of proven ore grading 7.54% mica and 1,527,200 tons of probable ore grading 7.37% mica, for total reserves of 3,926,680 tons of ore grading 7.48% mica, at a cutoff grade of 2.47% mica. Approximately 60% of the mica contained in these reserves is expected to be recoverable after losses due to mining and beneficiation.

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

     In fiscals 2006 and 2005 we sold a portion of the mica we produced in prior years which had been retained but had no carrying value in the financial statements. We sold mica products to customers in the plastics and cosmetics industries and for other specialized applications. Sales to key customers are continuing on a limited basis. In addition, other potential consumers have conducted trial tests of our mica products.

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

     Currently sand producers in California and Nevada supply sand to the Phoenix manufactured sand market. Because the material has to be trucked long distances in order to reach Phoenix, trucking costs are significant and constitute a substantial proportion of the final selling price. We believe the location of our Black Canyon mine only 30 miles from Phoenix provides us with a transportation cost advantage over competitors who import sand into Arizona.

     In fiscals 2006 and 2005 we sold no feldspathic sand products.

Planet Micaceous Iron Oxide (“MIO”) Project

     Overview

     The Planet property consists of thirty-one patented mining claims totaling 523 acres located in western Arizona. In September 2000 we leased the Planet property from New Planet Copper Mining Company for its potential to produce micaceous iron oxide (“MIO”). MIO is an uncommon flake-like form of crystalline hematite (Fe2O3) valued for the anti-corrosive properties it contributes to coatings formulated to protect structural steelwork. The lease gives us the exclusive rights for a period of 20 years to explore and develop minerals on the property. Terms of the lease include monthly payments of $1,500; an option to purchase the property for $250,000; and a production royalty of 5%.

     Results of preliminary work conducted to date indicate the Planet property contains a MIO deposit with potential for open pit production. However, as is generally characteristic of industrial mineral commodities, marketing would play a critical role in the success of any new MIO operation and is identified as an important risk factor for successful development. We plan to continue pre-feasibility assessment of the Planet project.

     Location and Access

     The Planet property is located in northwestern La Paz County, west central Arizona. The property lies just south of the Bill Williams River twelve miles above its junction with the Colorado River. The property is reached by road, either via the Swansea gravel road, twenty-eight miles north from the town of Bouse; or via the Osborne Well paved and gravel road, twenty-five miles east from the town of Parker, Arizona.

     The topography of the property is rugged, with hills 100 to 500 feet high cut by numerous steep-sided canyons. Average elevation is 800 feet. The desert climate is typical of western Arizona, hot and dry in summer but mild in winter. Vegetation is sparse and confined mainly to the larger drainages.

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

N
Lake Havasu
MOHAVE COUNTY
Bill
Williams
River
Planet Property
LA PAZ COUNTY
CALIFORNIA
River
ARIZONA
Colorado
PARKER
Road
Well
Osborne
95
Swansea Road
72
BOUSE
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON
0
2
4
8
Miles

LOCATION - PLANET PROPERTY

     Mineral Title

     The property consists of thirty-one patented mining claims totaling 523 acres, comprising an area 3,600 feet wide by 8,000 feet long. We leased the property in September 2000 from the underlying owner, New Planet Copper Mining Company, for its potential to produce MIO. The lease gives us exclusive rights for a period of 20 years to explore, develop and mine copper, gold and other minerals. Terms of the lease include monthly payments of $1,500; an option to purchase the property for $250,000; and a production royalty of 5%.

     In August 2003, we assigned, for the sum of $5,000, our right, title and interest in and to the lease with New Planet Copper Mining Company to Metallica Ventures, LLC (“Metallica”), a corporation controlled by our President and Chief Executive Officer. We retained an option to reacquire 25% of the lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option.

     In September 2005, Metallica reassigned to us, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of our common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

     History of Mining and Exploration

     The Planet mine was worked for its copper value from 1863 until l884, and then intermittently through the early 1900’s. Several shafts were sunk and 8,000 feet of underground workings were developed. High-grade ore was extracted and shipped to Swansea, Wales, and to San Francisco, California. The last mining activity took place between 1915 and 1918 when all remaining high-grade ore was mined and shipped. In total, the property produced approximately 50,000 tons of ore grading 10% copper.

     Between 1942 and 1944, the U. S. Bureau of Mines investigated the quantity and quality of mineralized material containing iron oxide at the Planet mine. This work was conducted as part of the wartime evaluation of potential domestic sources of strategic minerals, including sources of iron ore for the steel industry. The Bureau carried out geologic mapping and sampling, and conducted drilling programs utilizing both churn and diamond drilling methods. The information that resulted from this work was compiled and recorded in Report of Investigations 3982, “Exploration of the New Planet Iron Deposit”. We believe that the information is reliable and of good quality. In 1945, it was used by the Bureau to calculate the tonnage and grade of mineralized material containing iron oxide at the Planet deposit.

     Work Program

     Work completed by the Company and Metallica included recovery and surveying of the U. S. Bureau of Mines drill holes from 1942-1944, aerial photography and production of orthophotographs and topographic base maps, compilation of a comprehensive digital database and construction of a computerized block model incorporating all geological, geochemical and assay data, estimations of tonnage and grades of mineralized material containing iron oxide, design of conceptual open pits, preliminary metallurgical testing of MIO material, studies of MIO markets, and conduct of scoping studies to assess the project’s potential for production.

     The Company plans to continue pre-feasibility assessment of the Planet project.

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

     Our updated, more detailed estimations employed computerized analytical methods and construction of a block model. We estimated that a total of 1.4 million tons of mineralized material grading 44.4% iron would be contained in three conceptually designed open pits. In carrying out our study, we compiled a comprehensive digital database incorporating relevant information from all sources. The database relied heavily on the information available from the Bureau of Mines, including geologic and assay data from drill holes, and results of surface and underground channel sampling. The database contains new survey information that ties the locations of drill holes and underground workings to accurate topographic maps generated from aerial photographs.

     The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing. We have not received a feasibility study with regard to our Planet property. We have not established mining reserves at the Planet property.

     Conceptual Mining and Processing Plan

     As presently conceived, the Planet mining and processing operation would involve open-pit mining of MIO mineralized material, primary crushing of the mineralized material at the mine site, and trucking of the crushed ore approximately twenty-five miles to a processing plant to be located at an industrial townsite. At the plant site, metallurgical processing would include grinding, classification, selective flotation, filtration and drying to yield MIO and red iron oxide, a secondary product. A stockpile of mineralized material would be maintained at the plant site. Because only very small tonnages of ore would be needed during the early years of operation, mining and related activities would be carried out most efficiently on a periodic, campaign basis utilizing outside contractors. The project is well situated with respect to development infrastructure and transportation networks. MIO mineralized material is non-toxic and no environmental issues are foreseen that would hinder development.

     Micaceous Iron Oxide

     MIO is an uncommon flake-like form of crystalline hematite (Fe2O3) valued for the anti-corrosive properties it contributes to coatings formulated to protect structural steelwork. MIO improves UV stability, adhesion, surface tolerance and abrasion resistance, and significantly increases coating life. It also has the advantage of being non-toxic to the environment. In Europe and Asia, MIO is the most important barrier pigment used to protect structural steelwork from corrosion. For many years it has been employed on bridges, oilrigs, transmission towers, pipelines, storage tanks, industrial plants and structural steelwork of all descriptions.

     Based on limited available market data, world production of MIO is estimated as around 20,000-30,000 tons (40-60 million lbs) annually, of which Europe and Asia consume over eighty percent. Prices are quoted in the range $0.40 -$.60 per pound for top quality material. Commercial deposits of high quality MIO are geologically rare. One supplier from underground mines in Austria has dominated the world market for many years; however, production from that source has been declining. Elsewhere around the world, production comes from only a handful of small-scale suppliers.

     The United States uses only a relatively small amount of MIO pigment as compared to other regions of the world. Lack of a domestic source of MIO has forced U. S. paint manufacturers to depend on imports and may have been a factor in restricting market expansion. The Planet project, if developed, would establish a domestic source of MIO pigment. However, as is the case with development of most new industrial minerals projects, marketing of product would constitute an important risk element in establishing economic viability.

ITEM 3.	LEGAL PROCEEDINGS

     On June 27, 2006, Montgomery Equity Partners, Ltd. (“Montgomery”) filed an action against Azco in the Superior Court of New Jersey, alleging it is the assignee of a promissory note executed in January 2003 by the Company in favor of Cornell Capital Partners, LP (“Cornell Capital”) and seeking a judgment for unpaid principal of $73,145, unpaid interest of $57,522 and award of attorneys’ fees and expenses pursuant to the terms of the note. On September 29, 2006, the Company filed an answer and counterclaim against Montgomery, Cornell Capital and their affiliate, Yorkville Advisors, LLC, denying liability and asserting claims for fraudulent inducement and breach of good faith and fair dealing. The Company’s claims arise out of a June 2002 transaction underlying the note, and seek a declaration that the note is invalid, and unspecified damages and other relief. Management intends to pursue the Company’s claims. The Company has recorded the amounts due under the line of credit and accrued interest payable.

     In June 2002 Azco received a demand for arbitration filed by iCapital Corporation (“iCapital”) seeking $144,000 in relief due to failure to pay under a June 2001 financial consulting agreement. On September 18, 2003 the American Arbitration Association awarded iCapital $144,000 plus $5,000 in attorney’s fees as full settlement of the claim. Under the terms of the award the Company had 30 days to remit the amount of the award, after which interest accrues at 5% per annum. On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 amount owed, by the issue to iCapital of unregistered shares of its common stock in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be issued monthly to be calculated on the basis of the market price of the Company’s stock at the time issued. A total of 153,012 shares were issued during the period December 1, 2005 – May 1, 2006, in full satisfaction of the agreement.

      In January 1999 the trustee in bankruptcy proceedings against Eagle River International Limited, the Company’s former partner in the WAG - Mali joint venture, served a petition upon the Company in the Quebec Superior Court, District of Hull, in order to recuperate from the Company certain subsidiary stock and other assets alleged to have a value of up to $4,300,000. The Company considers the trustee’s claims to be without merit and has engaged counsel who is vigorously contesting the matter.

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

     The Company was delinquent in the filing of its financial statements for the year ended June 30, 2003 with the Security and Exchange Commission in the United States and with the Securities Commissions of Ontario and British Columbia. Consequently cease trade orders were issued in November 2003 for trading of the Company’s common stock on the TSX and in January 2004 for trading on the OTCBB. Subsequently the Company traded over-the-counter on the “Pink Sheets”. In August 2006, the Company became compliant in the filing of its annual and quarterly financial statements and its stock resumed trading on the OTCBB.

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

     The Company was delinquent in the filing of its financial statements for the year ended June 30, 2006, with the Security and Exchange Commission in the United States. On November 22, 2006, the Company began trading over-the-counter on the “Pink Sheets”.

     As of February 12, 2007, there were 68,513,712 common shares outstanding.

     The following table summarizes the high and low closing sales price per share of the Company’s common stock as quoted on the “Pink Sheets” for the periods indicated. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Quarter ended	“Pink Sheets”
	(U.S. $)
2004	HIGH	LOW
09/30/04	$0.21	$0.11
12/31/04	0.18	$0.12

2005	HIGH	LOW
03/31/05	$0.17	$0.11
06/30/05	0.16	0.10
09/30/05	0.43	0.14
12/31/05	1.01	0.30

2006	HIGH	LOW
3/31/06	$1.99	$0.83
6/30/06	1.72	0.89

Transfer Agent

      Colonial Stock Transfer Co. is the transfer agent for our common stock. The principal office of Colonial Stock Transfer Co. is located at 66 Exchange Place, Salt Lake City, Utah 84111 and its telephone number is (801) 355-5740.

Holders Of Common Equity

As of February 12, 2007, the Company had 840 record holders of common stock.

Dividends

     The Company’s Board of Directors has not declared a dividend on its common stock since our inception and has no plans to pay a cash dividend in the foreseeable future.

Recent Sales and Issuances Of Common Stock and Securities

     During the fiscal year ended June 30, 2006, the Company sold 6,005,578 common shares for aggregate cash proceeds of $1,033,241.

     During the fiscal year ended June 30, 2006, the Company issued 2,295,000 shares of common stock for investor relations and financial consulting services rendered at an aggregate value of $1,207,550, based on the fair market value on the transaction dates. This amount has been recorded as general and administrative stock compensation expense.

     During the fiscal year ended June 30, 2006, the Company issued 153,012 shares of common stock at a value of $150,000 for payment on the iCapital settlement obligation. This obligation was paid in full on May 1, 2006.

     On September 22, 2005, the Company issued 750,000 shares each an officer and to a director, for a total of 1,500,000 shares of common stock with an aggregate value of $450,000, based on the fair market value on the transaction date. The shares were issued to reduce accrued wages and accrued interest payable of $100,000 each for a total of $200,000 and the balance of $250,000 was recorded as general and administrative stock compensation expense.

     On September 22, 2005, the Company issued 2,000,000 shares of common stock at a market value of $600,000 on the date of the transaction, to an officer, for the rights, title and interest in and to the lease with New Planet Copper Mining Company. The Board of Directors believes the fair value of the lease is equal to the purchase price. However, there are no established reserves and the Company cannot predict the economic viability of the project nor reasonably estimate its future cash flows. Therefore, the value assigned to the transaction has been recorded as general and administrative stock compensation expense.

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

     On March 21, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. Azco received net proceeds of approximately $2,270,000 after deducting fees and expenses. The convertible notes have a term of 17 months and amortize over 12 months beginning on September 1, 2006. Interest on the principal amount outstanding accrues at a rate of 7% per annum. Azco may pay principal and accrued interest in cash or, at the Company’s option, in shares of our common stock. The holder of each convertible note, at the holder’s option, may convert the note into our common stock at a conversion price of $1.58 per share. The Company also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. We also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,139 shares of the Company’s common stock at a price of $1.58 per share.

     As collateral security of the Secured Obligations, the Company hereby pledges, grants, assigns, hypothecates and transfers to the Purchasers a security interest in and Lien upon all of the Company’s right, title and interest in and to (a) $6,000,000 in gold contained in mineralized materials from the Ortiz Mine Grant over which the Company holds a lease on the mineral estate underlying 57,267.04 acres (90 square miles) of segregated surface estate located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe County, New Mexico, which such gold is “as-extracted collateral” (as such term is defined in the New York Uniform Commercial Code) and (b) all proceeds, products and accessions thereof and related thereto (including, without limitation, any proceeds of insurance thereon), and, to the extent related to such “as extracted collateral” or such proceeds, products and accessions thereof and related thereto.

     Subsequent to our current fiscal year end, on September 5, 2006, the Company agreed with the institutional investors to amend the terms of the March 21, 2006, private placement of senior secured convertible notes, warrants and additional investment rights. Under the amended terms, payment of the convertible notes was deferred and the maturity date changed from August 31, 2007, to January 1, 2008. The convertible notes amortize over 12 months in 12 equal monthly installments. The date of the first installment was extended from September 1, 2006, to February 1, 2007. The price at which the holder of each convertible note may convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock was reduced from $1.58 to $1.00 per share. The exercise price of the warrants, including warrants issued under additional investment rights, was reduced from $1.58 to $1.00. In connection with the amendment, the institutional investors purchased in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal to $3,781,662. The Company is required to register for resale the shares of common stock issuable upon conversion of the convertible notes, accrued interest and upon exercise of the warrants. Azco has agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the date of the amendment and to cause the registration statement to be declared effective within 150 days of the date of the amendment. The Company is currently in default of the provision to file the registration statement within 60 days of the date of the amendment.

     With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Azco so as to make an informed investment decision. More specifically, Azco had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's securities

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The results of operations for the years ended June 30, 2006 and 2005 reflect under-capitalization of the Company’s Black Canyon mica project, which project requires additional funding to be able to resume production and to achieve sustained profitable operation. Results of operations similar to those in 2006 and 2005 can be expected to continue in the foreseeable future, and are not expected to change significantly until such time as additional capital and/or debt resources are secured and the Company is able to restructure its debt and lease commitments. The Company anticipates a need for at least $9.0 million over the next 36 months in order to satisfy past commitments, commence mining operations and initiate an exploration program as discussed under the Liquidity and Capital Resources section of this Annual Report. If we fail to procure adequate funding on terms acceptable to the Company, we may be required to reduce or eliminate substantially all business activities until such time as funding of the projects can be secured on a basis acceptable to the Company.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due.

     The Company has incurred net losses of ($5,383,368) and ($1,596,290) for the years ended June 30, 2006 and 2005, respectively, and has a total accumulated deficit of ($43,327,751) at June 30, 2006. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

Results of Operations

Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005

     Sales

     Sales decreased to $16,237 in fiscal 2006 from $54,844 in fiscal 2005 due primarily to decreased sales of mica-filled plastic pellets in fiscal 2006. The mica sold was sourced from inventory. No revenue was generated from the sale of feldspathic sand in fiscals 2006 or 2005, due to the curtailment of operations at the Company’s crushing and concentrating facilities at the Black Canyon mine in November 2002. Prior to the closure of the Black Canyon facilities, the Company generated revenue from the sale of feldspathic sand, a by-product of the mica concentrator. The Company has discontinued processing and sale of inventoried mica into the cosmetic and reinforced plastic industries, while it seeks financing to resume production.

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

     Expenses

     Production, exploration and mining costs increased in fiscal 2006 to $212,489 from $136,714 in fiscal 2005. This increase of $75,775 in fiscal 2006 is mainly attributable increased mine lease fees aggregating $32,892 and increased consulting work on the Ortiz and New Planet properties aggregating $106,557 and these increases were offset by decreases in property taxes of $59,584.

     General and administrative expense increased in fiscal 2006 to $1,207,320 from $1,018,788 in fiscal 2005, an increase of $188,532. The increase in fiscal 2006 is mainly attributable to increases in salaries and payroll burden of $34,600, investor relations and corporate consulting fees of $110,557, insurance costs of $11,197 and financing costs of $57,029. These increases were mainly offset by decreases in professional auditing and accounting fees aggregating $34,043.

     General and administrative stock-compensation expense increased in fiscal 2006 to $2,174,670 from $252,690 in fiscal 2005, an increase of $1,921,980. The increase is mainly attributable to a $1,071,980 increase for investor relations and financial consulting services, $250,000 expense recognized on stock issued to an officer and to a director for the payment of accrued expenses and $600,000 expense recognized for stock issued to an officer for the rights, title and interest in a mineral lease.

     Other Income and Expense

     Other income and expense in fiscal 2006 were $(1,775,445) as compared to $(214,460) for fiscal 2004 or an increase of $1,560,985. The increase in expense is mainly attributable to a non-cash loss on derivative instrument liability of $(1,402,903) in fiscal 2006 as compared to a gain on derivative instrument liability of $65,721 in fiscal 2005, or an increase of $(1,468,624). The gain and loss arise from adjustments to record the Company’s derivative financial instruments at fair values in accordance with current accounting standards. The Company’s derivative financial instruments arose in connection with a financing lease and convertible debentures. Otherwise, the Company generally does not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The Company uses the Black-Scholes model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the Company’s stock price will result in volatility in the Company’s earnings in future periods as the Company continues to reflect the Company’s derivative financial instruments at fair values.

     In fiscal 2006, accretion of discounts on notes payable and lease liability and interest expense increased $171,225 over fiscal 2005 and this was offset by increased other income in fiscal 2006 comprised of forgiveness of debt of $60,603 and interest income of $18,569.

Liquidity and Capital Resources; Plan of Operation

     As of June 30, 2006, the Company had cash and cash equivalents of $1,265,392 as compared to $20,101 at June 30, 2005. As of June 30, 2006, we had a working capital deficit of $(5,435,533), which is mainly attributable to the current portion of our lease financing liability of $1,890,000 and derivative instrument liabilities of $3,983,960.

     During our fiscal year 2006, the Company sold 6,005,578 common shares in private placements for cash proceeds of $1,033,241. In addition, on March 21, 2006, we completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. The Company received net proceeds of approximately $2,270,000 after deducting fees and expenses, which improved our liquidity and cash position significantly. The placement of the convertible notes enabled the Company to complete the Lordsburg acquisition for cash of $1.3 million.

     In recent years the Company has not generated any significant revenues from operations and has incurred significant operating losses. At June 30, 2006, we have an accumulated (deficit) of $(43,327,751). Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of funds used during our fiscal year 2006 was from the sale and issuance of equity securities. We anticipate that our operations through fiscal 2007 will be funded from the balance of proceeds from these placements; sale of our securities and possibly through the exercise of certain options and warrants. While the Company believes it will be able to finance its continuing activities, there are no assurances of success in this regard or in the Company’s ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

     The Company is continuing to seek funding for its mica project or a joint venture operating partner to bring the mica project to commercial production, funding for the Company’s corporate commitments, continue feasibility studies on our mineral properties and initiate exploration programs. The Company projects the need for a minimum $9.0 million working capital during the next 36 months, to fund our current business plan and strategies. The following is a summary of our current projected funding requirements:

Development and operations	$6,000,000
Exploration programs and feasibility studies	1,500,000
Corporate overhead and related expenses	1,500,000
Total funding requirements	$9,000,000

     This projection assumes that the Company will be able to restructure its current debt and lease commitments whereby interest, principal and lease payments will be paid from future project revenues or with equity financial instruments.

     Management has developed a plan to place the Company on an improved financial condition. Important elements of the plan include becoming compliant in the filing of our annual and quarterly financial statements, continue securing of interim funding to provide for deployment of business plan, restructuring of debt with secured creditors and arrangement of additional project funding. We have begun discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major financing if such financing can be arranged. If we are able to continue to secure additional interim financing on terms acceptable to the Company, restructure debt and obtain the additional required project financing, we will be in a position to deploy our business plan on mining operations.

     In January 2002, the Company completed a financing lease transaction. Under the terms of the transaction, the Company sold a 40 percent ownership in the Company’s mica processing facility located in Glendale, Arizona. Subsequently, the Company leased the property back for an initial period of 10 years, with an option to repurchase the 40 percent ownership for 120 percent of the original sales price after the second year. The repurchase price of the property increases by 10 percent of the original sales price each year the option remains unexercised up to a maximum of 150 percent of the original sales price. Payments for the first six months under the financing agreement were $30,000, for the second six months they increased to $37,450 and thereafter they are $45,000 per month. For fiscal 2006 and 2005, effectively, these payments represent interest on the total purchase price of $4,500,000 at 12% per year. The Company is in default under the terms of the financing lease transaction at June 30, 2006. At June 30, 2006, the Company is currently past due on $1,890,000 on accrued lease payments. Subsequent to our fiscal year ended, the Company finalized a settlement of the financing lease. See section below “Financing Activities Subsequent to Fiscal Year Ended 2006”.

     In 2001, the Company received three one-year loans totaling in the aggregate $400,000, bearing interest at 12% per annum, from a sophisticated investor and shareholder. In connection with these loans, we issued warrants to purchase 500,000 shares of our common stock at $.40 per share. In 2002 these loans were restructured and became payable in 2003. The Company defaulted on the loans. The warrants vested in 2002 and expired in 2003. On December 21, 2005, the Company agreed to settle the entire amount outstanding by issuing 500,000 shares of its restricted common stock.

In March 2001, Lawrence G. Olson, the Company’s Chairman and former President and CEO, jointly with his wife, made an unsecured loan to the Company in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point. In conjunction with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share. In October 2001, we restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually. In June 2002, the loan was extended an additional year and the Company entered into a security agreement with Mr. Olson, whereby the Company’s assets secured the loan. The note became payable in March 2004 after which time it was in default. On March 15, 2006, Mr. Olson exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to him, aggregating $210,000. Mr. Olson agreed to reduce the principal by $50,000 and to extend the $750,000 note payable for a period of 18 months, until September 15, 2007. The Company has negotiated a restructuring of this loan in conjunction with the deployment of the mica financing project. See section below “Financing Activities Subsequent to Fiscal Year Ended 2006”.

Financing Activities Subsequent to Fiscal Year Ended 2006

     Amendment of Secured Convertible Notes

     On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006 (see NOTE 6 to the financial statements). The common stock warrants and Additional Investment Rights held by the investors were also amended.

     Under the terms of the amendment, the maturity of the convertible notes has been deferred from August 31, 2007 to January 1, 2008. The convertible notes amortize over 12 equal monthly installments but the date of the first installment has been extended from September 1. 2006, to February 1, 2007. Interest on the principal amount outstanding will remain at the rate of 7% per annum and begins to accrue from February 1, 2007. Interest is payable on the last day of each calendar quarter, beginning on March 31, 2007. The price at which the holder of each convertible note may convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock has been reduced from $1.58 to $1.00 per share. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662.

     In connection with the amendment, the Company issued additional common stock warrants, increasing the number of warrants held by the investors to 1,890,300, extended the expiry of those warrants to September 6, 2011, and reduced the exercise price of the warrants from $1.58 to $1.00.

     The Company also granted to the investors Additional Investment Rights, increasing the Rights held by the investors, so that they may purchase up to an additional $1,890,830 of convertible notes,

under the same terms and conditions as the amended notes. The Additional Investment Rights are exercisable for a period of 12 months following the date of a registration statement. Upon exercise of the Rights, the holders will also receive 945,416 warrants to purchase common stock. The conversion prices of the notes issuable on exercise of the Additional Investment Rights and the warrants issuable under the Additional Investment Rights, were reduced from $1.58 to $1.00.

     The Company is required to register for resale the shares of common stock issuable upon conversion of the convertible notes and upon exercise of the warrants. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the date of the amendment and to cause the registration statement to be declared effective within 150 days of the date of the amendment. If we do not meet these required dates, or do not maintain the effectiveness of the registration statement, we are required to pay penalties of 1% per month of the principal amount of the notes outstanding. The Company is currently in default of the provision to file the registration statement within 60 days of the date of the amendment.

     The Company used the Black-Scholes option model to determine the fair value of the additional warrants and Additional Investment Rights issued, the fair value of the embedded conversion option related to the increased principal amount of the convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and Additional Investment Rights from $1.58 to $1.00. Because these aggregate fair values exceed the additional proceeds received by approximately $2,400,000, the difference will be recognized as a charge to income in the quarter ending September 30, 2006. Because the convertible note had no net initial carrying value and the modifications made to the notes resulted in no additional carrying value (because the fair value of the additional derivative instruments issued exceeded the proceeds received), the Company will recompute, as of the date of the amendment, the effective interest rate on the convertible notes to accrete the carrying value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

     Sale of Property and Settlement of Financing Lease

     On November 3, 2006, the Company concluded an agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company’s 60% ownership of real estate and buildings at its Glendale, Arizona location. The sale includes approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the agreement, the Company retains ownership of its mica processing equipment currently installed in the mill building. The equipment will be removed and transported to a storage site for future use. As part of the transaction, the Company also agreed to provide for the exercise of 2,550,000 warrants at $0.50 per share granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz. In consideration for Company’s entry into the agreement and the issue of the unregistered stock in settlement of the Muzz warrants, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

     Issuances of Equity and Settlement of Note Payable-Related Party

     On November 15, 2006, the Company agreed to allow a director to exercise options to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000. The Company also agreed to grant a royalty agreement on a net proceeds interest of 25% of net proceeds from sales of mica and feldspathic sand toward an end settlement of $600,000.

Critical Accounting Policies and Estimates

     Our discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined, as policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations. These policies may require us to make difficult, subjective or complex judgments, commonly about the effects of matters that are inherently uncertain.

     Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in footnote Note 2. We believe our most critical accounting policies relate to asset retirement obligations, impairment of assets, revenue recognition, depreciation of plant and equipment, and derivative instrument liabilities.

     Asset Retirement Obligations

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

     As of June 30, 2006, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property: $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management. Both of the amounts will be held until all conditions of the reclamation agreement have been fulfilled.

     A roll forward of the Company’s asset retirement obligation through June 30, 2006, is as follows:

Balance at June 30, 2004	$55,309
Accretion for the year ended June 30, 2005	5,000
Amount included with Lordsburg acquisition	5,000
Accretion for the year ended June 30, 2006	5,000
Balance, June 30, 2006	$70,309

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

     Derivative Instruments

     The Company may have derivative financial instruments in connection with the issuance of debt or equity instruments, and may issue options or warrants to purchase common stock. In certain circumstances, options or warrants may be classified as derivative liabilities rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances, may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of July 1, 2007. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for the Company beginning July 1, 2008. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

     The FASB has also issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, but it will not have any relationship to the operations of the Company at this time.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provision of SAB No. 108 in fiscal year 2007. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

     During the year ended June 30, 2006, the Company did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Risk Factors

     This report, including management’s discussion and analysis or plan of operations, contains forward looking statements that may be materially affected by numerous risk factors, including those summarized below:

Risk Factors Related to Our Business and Operations

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

     We ceased mining operations at our Black Canyon mica property in 2002 after unsuccessful attempts to begin profitable operations. We have not established proven or probable reserves at our Summit silver-gold property, at our Ortiz gold property or at our Planet micaceous iron property. If we are unable to economically produce mica and feldspathic sand from our Black Canyon mica property or silver or gold from our Summit or Ortiz properties, we will be forced to identify and invest substantial sums in one or more additional properties. Such properties may not be available to us on favorable terms or at all. Because of the numerous risks and uncertainties associated with exploration and development of mining properties, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

     The feasibility of mining our Summit silver-gold property or our Ortiz gold property has not been established, meaning that we have not completed engineering, permitting or other work necessary to determine if it is commercially feasible to develop these properties. We currently have not established proven or probable reserves on the Summit silver-gold property or on the Ortiz gold property. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not received feasibility studies nor obtained operating permits with regard to the Summit silver-gold or Ortiz gold properties. As a result, we have no reserves.

     Although preliminary scoping studies carried out on the Summit silver-gold and Ortiz gold properties have yielded encouraging results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date on these properties have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline.

     Fluctuating gold and silver prices could negatively impact our business plan. The potential for profitability of gold and silver mining operations at our Summit silver-gold property and at our Ortiz gold property and the values of these properties are directly related to the market prices of gold and silver. The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold or silver at any time during future development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last six years, the average annual market price of gold has progressively increased from $271 per ounce to $604 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2001-2006
2001	2002	2003	2004	2005	2006
$ 271	$310	$364	$406	$445	$604

     Although, if we identify commercially recoverable reserves on the Summit silver-gold property or on the Ortiz gold property, it may be possible for us to protect against future gold and silver price fluctuations through hedging programs, the volatility of metal prices represents a substantial risk that is impossible to completely eliminate by planning or technical expertise. In the event gold or silver prices decline and remain low for prolonged periods of time, we might be unable to develop our Summit silver-gold property or our Ortiz gold property or produce any revenue.

      Any proposal for commercial mining operations at our Summit silver-gold property or at our Ortiz gold property would be subject to permitting requirements that could cause us to delay, suspend or terminate our development plans. Mining and processing operations at the Summit silver-gold property or at the Ortiz gold property would require permits from the state and federal governments. We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of one or both of these properties could be adversely affected.

      We may not be able to obtain an adequate supply of water to complete desired development and mining of our Ortiz gold property. For successful development, we will need to obtain the rights for a sufficient amount of water to service the mining and processing operation. Our lease with Ortiz Mines, Inc. gives us all rights that Ortiz Mines, Inc. may have to initiate and use water and water rights in connection with the property, including among others the right to drill, pump, divert, transport and use water from wells, containment areas and drainages. However there can be no assurance we will be able to exercise our rights under the lease agreement or obtain access to the amount of water needed to operate a mine at the property.

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

     The future prices of mica and feldspathic sand are uncertain. According to published information, mica prices recuperated in the past three years after declining over the prior four years during a period of relatively flat US production. Irrespective of the apparent recovery in prices, the outlook for future mica prices is unclear. Feldspathic sand prices and demand have been on the rise over the same period. The robust housing, construction, and recreational markets in the Southwest have driven demand for manufactured sand products, and there are indications that this trend will continue. However, there are numerous factors beyond our control that could affect markets for both mica and feldspathic sand. No assurance can be given as to future prices or demand for our products. Any decline in prices could have a material adverse effect on our financial position.

      The market is uncertain for Black Canyon mica and feldspathic sand products. We plan to sell mica nationally into the cosmetics and plastics markets, and to sell feldspathic sand locally into the Phoenix, Arizona construction and recreational markets. However, we have not yet sold significant quantities of these products and have not entered into sales contracts. The profitability of our operations could be adversely affected if we do not achieve the selling prices or sales volumes currently targeted for our products. The markets are affected by numerous factors beyond our control. For example, it is possible that new sources of supply from other domestic plants or imports could create an imbalance in the markets, depressing prices and causing a decrease in demand for our products. Any such factors could adversely impact our ability to sell our products, the prices we receive for our products and our profitability.

      Titles to unpatented claims can be uncertain, and we are at risk of loss of ownership of our Black Canyon mica property. The Company’s property holdings at and around the Black Canyon mine consist of unpatented mining claims and unpatented mill site claims located on public land and held pursuant to the General Mining Law of 1872. The validity of such unpatented mining claims may be subject to title defects and may be contested. Because a substantial portion of all mineral exploration, development and mining in the United States occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. Although we believe that our claims are in good standing and held according to industry practice, we remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges as to whether a discovery of a valuable mineral exists on every claim.

     In recent years the United States Congress has considered amendments to the General Mining Law of 1872, some of which would lower the value of unpatented mining claims by restricting activities and imposing additional user fees or production royalties. If enacted, these legislative changes could have an adverse impact on the operation of the Black Canyon mine.

     The development and completion of our properties entail significant risks. The development of mineral deposits involves significant risks that even the best evaluation, experience and knowledge cannot eliminate. The economic feasibility of our mining properties is based upon a number of factors, including estimations of reserves and mineralized material, extraction and process recoveries, engineering, capital and operating costs, future production rates and future prices of gold, silver, copper, mica, feldspathic sand and micaceous iron oxide.

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

  economically insufficient mineralized material;

  fluctuations in production cost that may make mining uneconomical;

  labor disputes;

  unanticipated variations in grade and other geologic problems;

  environmental hazards;

  water conditions;

  difficult surface or underground conditions;

  industrial accidents;

  metallurgical and other processing problems;

  mechanical and equipment performance problems;

  failure of pit walls or dams;

  unusual or unexpected formations;

  personal injury, fire, flooding, cave-ins and landslides; and

  decrease in reserves due to lower metal price.

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

     Our ongoing operations, including past mining activities, are subject to environmental risks that could expose us to significant liability and delay, suspension or termination of our operations. All phases of our operations will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the Black Canyon mica property, the

Ortiz gold property, and the Planet micaceous iron oxide property and on properties in which we may hold interests in the future that are unknown to us at the present. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

     Our Chief Executive Officer may face a conflict of interest relating to the acquisition of mineral properties by the Company. The Company has an agreement with Mr. Carson under which he has identified properties that constitute potential acquisition targets. Although Mr. Carson has no pre-existing interest in the targeted properties, under the agreement he stands to gain if the Company acquires an identified property and either places it into production or sells it. This arrangement gives rise to potential conflicts of interest with regard to whether or not the Company should acquire a targeted property and the price we agree to pay for the property. While we have sought to mitigate the risk inherent in the arrangement with Mr. Carson by careful evaluation by the Board of Directors of any proposed transaction, this step may not be sufficient to eliminate the risk entirely. Acquisitions of the Summit silver-gold property and Ortiz gold property are subject to the property identification agreement with Mr. Carson.

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

Risks Related to our Common Stock

      The sale of our common stock by selling shareholders may depress the price of our common stock due to the limited trading market that exists. We intend to file a registration statement with the SEC to permit the public sale of securities sold by us in private placements in March and September 2006. That action will result in a significant number of additional shares of our common stock available for sale in the public market. Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 115,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

  changes in the worldwide prices for gold or silver;

  disappointing results from our exploration or development efforts;

  failure to meet our revenue or profit goals or operating budget;

  decline in demand for our common stock;

  downward revisions in securities analysts’ estimates or changes in general market conditions;

  technological innovations by competitors or in competing technologies;

  investor perception of our industry or our prospects; and

  general economic trends

     In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations are often unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

     A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors, together with our largest shareholder, beneficially own approximately 32% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, has conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended June 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

     The Company’s present directors and officers as well as those who served during fiscal 2006 are as follows:

Name	Age	Position	Date Elected

Lawrence G. Olson	69	Chairman of the Board Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003

W. Pierce Carson	63	President, Chief Executive Officer and Director	October 7, 2003

     The directors and officers of Azco have held their principal occupations as set out above during at least the last five years, except as described below:

     Lawrence G. Olson, age 69, Chairman, became a director of Azco in March 1999 in connection with the acquisition of Arizona Mica. He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003. Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

     W. Pierce Carson, age 63, was named President and Chief Executive Officer and a director of Azco in October 2003, following a consulting assignment with the Company. Dr. Carson has 35 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

Committees of the Board of Directors

     Effective June 15, 2006, our Board of Directors established two board committees: an Audit Committee and a Compensation Committee. These two committees currently do not have written charters but during the next fiscal year we intend to adopt such charters to govern their responsibilities and conduct. Neither of these Committees met during the fiscal year ended June 30, 2006. Currently, we do not have a nominating committee or other committees of the Board of Directors.

     The information below sets out the current members of each of the Company’s board committees and summarizes the functions of each of the committees.

     Audit Committee

     The Board of Directors intends to structure the Audit Committee to comply with Rule 10A-3 under the Securities Exchange Act of 1934 and to construct a written charter under which it will operate in compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and provisions of any stock exchange on which the Company’s stock may trade.

     Currently our Audit Committee is comprised solely of Lawrence G. Olson, who may not meet prescribed independence standards nor satisfy the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including the Company’s consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

     The Audit Committee will meet with management and our external auditors to review matters affecting the Company’s financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee will review our significant financial risks, will be involved in the appointment of senior financial executives and will annually review our insurance coverage and any off balance sheet transactions.

     The Audit Committee will be mandated to monitor our Company’s audit and the preparation of financial statements and to review and recommend to the Board of Directors all financial disclosures contained in our company’s public documents. The Audit Committee also will be mandated to appoint external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors will report directly to the Audit Committee and to the Board of Directors. The Audit Committee and Board of Directors each have the authority to terminate the external auditor’s engagement (subject to confirmation by our stockholders). The Audit Committee also will approve in advance any permitted services not related to the audit to be provided by the external auditors.

     The Company will provide appropriate funding as determined by the Audit Committee to permit the Audit Committee to perform its duties and to compensate its advisors. The Audit Committee, at its discretion, will have the authority to initiate special investigations, and if appropriate, hire special legal, accounting or other outside advisors or experts to assist the Audit Committee to fulfill its duties.

     Compensation Committee

     Currently the Compensation Committee is comprised solely of Lawrence G Olson, who may not meet prescribed independence standards. The Compensation Committee is responsible for considering and authorizing terms of employment and compensation of directors, executive officers and providing advice on compensation structures in the various jurisdictions in which our company operates. In addition, the Compensation Committee reviews our overall salary objectives and any significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and proposes any awards of stock options and incentive and deferred compensation benefits.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 2006, its officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Code of Ethics for CEO and Senior Financial Officers

     Effective June 15, 2006, we adopted a Code of Ethics for CEO and Senior Financial Officers that applies to our CEO and all officers. This code summarizes the legal, ethical and regulatory standards that we must follow and is a reminder to our directors and officers of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2)	compliance with applicable governmental laws, rules and regulations;

3)	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

4)	accountability for adherence to the Code of Ethics.

     We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Azco Mining Inc., 7239 North El Mirage Road, Glendale, Arizona, USA 85307.

ITEM 10.	EXECUTIVE COMPENSATION

     The following table summarizes the total compensation of the Company’s Chief Executive Officer and the other most highly compensated executive officers earning in excess of $100,000 for the years ended June 30, 2006, 2005 and 2004:

Summary Compensation Table
			Annual Compensation		Long-Term Compensation
					Restricted		LTIP
				Other Annual	Stock	Options/SARs	payouts	All Other
Name and Title	Year	Salary	Bonus	Compensation	Awarded	(#)	($)	Compensation

Lawrence G. Olson Chairman	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	0 1,000,000 2,500,000	0 0 0	0 0 0

W. Pierce Carson President & CEO	2006 2005 2004	$188,002 $182,430 $162,500	$0 $0 $0	$0 $0 $0	0 0 0	0 2,000,000 6,000,000	0 0 0	0 0 0

Ryan A. Modesto V.P. of Finance (until Jan 31, 2004)	2006 2005 2004	$0 $0 $75,500	$0 $0 $0	$0 $0 $0	0 0 0	0 0 1,000,000*	0 0 0	0 0 0

Gary L. Simmerman V.P. of Operations (until Jan 31, 2004)	2006 2005 2004	$0 $0 $97,710	$0 $0 $0	$0 $0 $0	0 0 0	0 0 1,000,000*	0 0 0	0 0 0

*Cancelled unexercised following resignations of officers in January 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

			Number of Securities Underlying		Value of Unexercised In-The-Money
			Unexercised Options at FY-End		Options at FY-End ($)(*)
	Shares Acquired
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence G. Olson	--	--	3,500,000	0	$3,660,000	0
W. Pierce Carson	--	--	8,000,000	0	$8,360,000	0

(*) Based on the closing price of $1.15 of Company’s common stock as quoted on the “Pink Sheets” on June 30, 2006.

Compensation of Directors

     The Company pays to its outside, non-officer directors a fee of $1,500 per month. Due to financial constraints, no such fees have been paid or accrued since August 2002. We also reimburse our directors for reasonable expenses incurred in attending meetings of the Board of Directors. During fiscal years 2006 and 2005, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. It is Company’s policy to grant to directors upon their initial election, options to purchase 100,000 shares of our common stock at an exercise price equal to the fair market value of the stock on the date of grant.

Employment Agreements

     In October 2003 the Company entered into employment and change of control agreements with its President and Chief Executive Officer. The employment agreement describes among other things the officer’s duties, compensation levels and benefits. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter year to year unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

     In December 1999 the Company entered into a change of control agreement with its Chairman. The agreement provides for a lump sum cash payment in the amount not to exceed $100,000 in the event of change in control and resignation from the Board.

     On May 2, 2006, the Company entered into an employment agreement with the son of the Company’s President and Chief Executive Officer at a salary of $5,000 per month and a monthly per diem of $1,000. In connection with the employment agreement, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006.

Stock Option Plan

     Azco has a Stock Option Plan (“the Plan”) dated July 24, 1989, as amended, for the granting of options to purchase common stock. The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options does not exceed 5,950,424. On June 30, 2006, there were 4,050,000 options outstanding under the Plan. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

The following table contains information regarding the Company’s stock option plan as of June 30, 2006:

	Number of securities		Number of securities
	to be issued upon	Weighted average exercise	remaining available for
	exercise of	price of outstanding options	future Issuance under
Plan Category	outstanding options	US$	equity compensation plan

Equity compensation plan approved by security holders	4,050,000	$0.12	82,924

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of November 27, 2006, certain information regarding beneficial ownership of the Company’s common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned

Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of Class(8)

Christian Mustad Bodmenstrasse, Chalet Corcovado 3778 Schoenried Switzerland	Common Stock	5,195,000	7.6%

Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	7,358,700(1)	10.7%

W. Pierce Carson 33 Camino de Avila Tijeras, NM 87059	Common Stock	12,750,000(2)	18.6%

Officers and Directors As a Group (2 Persons)	Common Stock	20,108,700 (3)	29.3% (4)

(1)	Includes non-plan options to acquire (i) 500,000 shares at an exercise price of US $0.11 per share and (ii) 1,000,000 shares at an exercise price of $0.10 per share.

(2)

Includes options issued under the Company’s stock option plan to acquire 2,000,000 shares at an exercise price of US $0.10 per share. Includes non- plan options to acquire (i) 4,000,000 shares at an exercise price of US $0.11 per share, and (ii) 2,000,000 shares at an exercise price of $0.10 per share.

(3)	Includes options to acquire an aggregate of 9,500,000 shares.

(4)

Applicable percentage of ownership is based on 68,513,712 shares of common stock outstanding as of February 12, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of February 12, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2007, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer. Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit gold-silver property acquired in May 2006 (See NOTES 1 and 13 to the Consolidated Financial Statements) are two of the 24 properties identified and are subject to the property identification agreement.

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

     On September 15, 2005, the Company entered into a consulting agreement with an attorney who is the son of the Company’s President and Chief Executive Officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. On November 28, 2005 the contract was extended for a six-month period, after which the contract extends on a month-to-month basis until terminated by either party. The Company issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006 the individual was offered and accepted employment at a salary of $5,000 per month and a monthly per-diem allowance of $1,000. In connection with employment, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006.

     In March 2001, Lawrence G. Olson, the Company’s Chairman and former President and CEO, jointly with his wife, made an unsecured loan to the Company in the amount of $800,000 at an interest rate equal to the prime rate of interest as reported by Imperial Bank plus one percentage point. In conjunction with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share. In October 2001, we restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually. In June 2002, the loan was extended an additional year and the Company entered into a security agreement with Mr. Olson, whereby the Company’s assets secured the loan. The note became payable in March 2004 after which time it was in default. On March 15, 2006, Mr. Olson exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to him, aggregating $210,000. Mr. Olson agreed to reduce the principal by $50,000 and to extend the $750,000 note payable for a period of 18 months, until September 15, 2007.

     On November 15, 2006, Mr. Olson exercised warrants to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable to the director, aggregating $210,000. In addition, Mr. Olson agreed to contribute to capital the remaining unpaid principal on the note of $600,000. The Company granted a net proceeds interest of 25% of net proceeds from sales of mica and feldspathic sand toward an end settlement of $600,000.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1 through F-25.

2.	Exhibits

Exhibit
No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

Exhibit
No.	Description	Location
4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.7	Management Agreements dated August 15, 1994, by and
between the Registrant and both of Alan P. Lindsay,
Anthony R. Harvey; Management Agreement dated
November 19, 1996, by and between the Registrant and
	Ryan A. Modesto	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

Exhibit
No.	Description	Location
10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

Exhibit
No.	Description	Location
10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

Exhibit
No.	Description	Location

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006

10.48	Amended Securities Purchase Agreement dated September 7, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 7, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006

10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006

14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Provided herewith

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the SEC on October 15, 2001

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

     (b) Reports on Form 8K:

     On March 22, 2006, the Company filed a Form 8-K relating to a private placement of $2,500,000 of convertible notes.

     On May 10, 2006, the Company filed a Form 8-K relating to acquisition of the Lordsburg Mining Company and the Summit property, New Mexico.

     On September 8, 2006, the Company filed a Form 8-K relating to an amendment of the March 22, 2006 private placement of $2.5 million and to a private placement of an additional $1,000,000.

On November 6, 2006, the Company filed a Form 8-K relating to sale of real estate and buildings in Glendale, Arizona in connection with cancellation of a financing lease.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE

     The following table discloses the fees for professional services provided by Stark Winter Schenkein & Co., LLP for the 2006 and 2005 fiscal years respectively:

	2006	2005
Audit Fees (1)	$52,930	$77,159
Tax Fees (2)	-0-	3,500

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information and assistance and issuance of consents associated with SEC filings.

(2)	Relates to services rendered for tax advice and compliance services.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2007.

AZCO MINING INC.

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the small business issuer in the capacities indicated on February 14, 2007.

SIGNATURE	TITLE

/s/ Lawrence G. Olson	Chairman of the Board
Lawrence G. Olson

/s/ W. Pierce Carson	President and Chief Executive Officer
W. Pierce Carson	(Principal Executive Officer)

/s/ W. Pierce Carson	Chief Financial Officer
W. Pierce Carson	(Principal Financial Officer)

AZCO MINING INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 and for the Years Ended
June 30, 2006 and 2005

AZCO MINING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
AZCO Mining Inc.

We have audited the accompanying consolidated balance sheet of AZCO Mining Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has no current source of operating revenues, and needs to secure financing to remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AZCO Mining Inc. as of June 30, 2005, and the results of its operations, and its cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

s/s Stark Winter Schenkein & Co., LLP

Denver, Colorado
January 31, 2007

AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,265,392
Prepaid expenses	342,006
Total Current Assets	1,607,398

PROPERTY AND PLANT AND EQUIPMENT, net	1,753,259

OTHER ASSETS:
Idle plant and equipment, net	1,689,000
Restricted cash	178,658
1,867,658

$5,228,315

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$500,370
Accrued liabilities	520,000
Line of credit	73,145
Current portion of financing lease liability	1,890,000
Derivative instrument liabilities	3,983,960
Convertible debentures payable, net of discount of $2,396,719	103,281
Accrued interest payable, related party	26,250
Accrued interest payable, other	49,206
Total Current Liabilities	7,146,212

LONG TERM LIABILITIES:

Financing lease liability, net of discount of $1,714,435	2,785,565
Note payable, related party	750,000
Asset retirement obligation	70,309
3,605,874

Total Liabilities	10,752,086

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 63,963,712 shares issued and outstanding	127,928
Additional paid in capital	37,731,448
Deferred compensation	(55,396)
Accumulated (deficit)	(43,327,751)
Total Stockholders' (Deficit)	(5,523,771)
$5,228,315

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
SALES	$16,237	$54,844

OPERATING COSTS AND EXPENSES:
Exploration and mining costs	212,489	136,714
General and administrative	1,207,320	1,018,788
General and administrative - stock compensation	2,174,670	252,690
Depreciation and amortization	24,681	23,482
Accretion of asset retirement obligation	5,000	5,000
	3,624,160	1,436,674

(LOSS) FROM OPERATIONS	(3,607,923)	(1,381,830)

OTHER INCOME (EXPENSE):
Gain on sale of assets	750	82,967
Interest income	21,344	2,775
Foreign currency translation (loss)	(2,897)	(1,811)
(Loss) gain on derivative instrument liabilities	(1,402,903)	65,721
Forgiveness of debt	60,603	-
Gain associated with conversion of debt	119,667	36,672
Accretion of discounts on notes payable and financing lease liability	(332,571)	(210,417)
Interest expense	(239,438)	(190,367)
	(1,775,445)	(214,460)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,383,368)	(1,596,290)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(5,383,368)	$(1,596,290)

Basic and Diluted (Loss) Per Common Share	$(0.09)	$(0.03)

Basic and Diluted - Weighted Average Number of
Common Shares Outstanding	60,304,242	47,997,503

AZCO MINING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	(Deficit)	Total

Balance, June 30, 2004	43,738,122	$87,476	$32,682,903	$-	$(36,348,093)	$(3,577,714)

Issuance of shares for services	1,662,000	3,324	214,616	(105,250)	-	112,690
Sale of shares for cash	2,560,000	5,120	250,880	-	-	256,000
Shares issued for conversion of accounts payable
and accrued liabilities	3,250,000	6,500	330,500	-	-	337,000
Related party stock compensation recognized on
conversion of accrued liabilities	-	-	140,000	-	-	140,000
Net loss	-	-	-	-	(1,596,290)	(1,596,290)

Balance, June 30, 2005	51,210,122	102,420	33,618,899	(105,250)	(37,944,383)	(4,328,314)

Sale of shares for cash	6,005,578	12,012	1,021,229	-	-	1,033,241
Issuance of shares for services	2,295,000	4,590	1,202,960	105,250	-	1,312,800
Shares issued for conversion of accounts payable
notes payable and accrued liabilities	2,453,012	4,906	975,094	-	-	980,000
Related party stock compensation recognized on
conversion of accrued liabilities	-	-	250,000	-	-	250,000
Issuance of shares for acquisition of mineral rights from
the Company's President	2,000,000	4,000	596,000	-	-	600,000
Costs associated with issuance of warrants for services	-	-	67,266	(55,396)	-	11,870
Net (loss)	-	-	-	-	(5,383,368)	(5,383,368)

Balance, June 30, 2006	63,963,712	$127,928	$37,731,448	$(55,396)	$(43,327,751)	$(5,523,771)

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,383,368)	$(1,596,290)

Adjustments to reconcile net (loss) from operations to
net cash (used) in operating activities:
Depreciation and amortization	24,681	23,482
Stock compensation and other non-cash expenses	2,174,670	252,690
Accretion of discount on financing leasing liability and notes payable	332,571	210,417
Accretion of asset retirement obligation	5,000	5,000
(Gain) on sale of assets	(750)	(82,967)
(Gain) on conversion of debt	(119,667)	(36,672)
Forgiveness of debt	(60,603)	-
Foreign currency translation loss	2,897	1,811
(Gain) loss on derivative instrument liabilities	1,402,903	(65,721)
Net change in current assets and liabilities:
Prepaid expenses	(202,189)	(14,682)
Accounts payable and accrued liabilities	119,593	294,108
Accrued interest payable - related party	116,917	144,000
Accrued interest payable - other	49,206	-
Accrued lease payments	540,000	540,000
Net Cash (Used in) Operations	(998,139)	(324,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	12,750	82,967
Purchase of property, plant and equipment	(2,561)	-
Purchase of subsidiary	(1,300,000)	-
Net Cash Provided by (Used in) Investing Activities	(1,289,811)	82,967

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures payable	2,500,000	-
Proceeds from sale of common stock	1,033,241	256,000
Net Cash Provided by Financing Activities	3,533,241	256,000

INCREASE IN CASH AND CASH EQUIVALENTS	1,245,291	14,143

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,101	5,958

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,265,392	$20,101

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,760	$1,845

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of accounts payable	$-	$37,000

Stock issued for conversion of accrued liabilities, related party	$100,000	$300,000

Stock issued for conversion of note payable and notes
payable, related parties	$730,000	$-

Stock issued for conversion of accrued settlement obligation	$150,000	$-

AZCO MINING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 – NATURE OF OPERATIONS

Azco Mining Inc. (the Company) is a mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the leased Ortiz gold project in New Mexico, the 100% owned Black Canyon mica project in Arizona, and the 100% owned Summit silver-gold property located in New Mexico.

In November 2002, the Company ceased crushing and concentration activities at its Black Canyon project due to economic constraints. Limited marketing and sales have continued at its Glendale mica processing facility, while the Company looks for a joint-venture partner to help finance and operate the project.

In May 2006, for a cash price of $1.3 million, the Company acquired 100% of the shares of The Lordsburg Mining Company (Lordsburg), a New Mexico corporation. With the acquisition of Lordsburg, the Company acquired the Summit project, consisting of approximately 117.6 acres of patented and approximately 520 acres of unpatented mining claims in Grant County, New Mexico; approximately 257 acres of patented mining claims in Hidalgo County, New Mexico; and milling equipment including a ball mill and floatation plant in Sierra County, New Mexico.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred net losses of ($5,383,368) and ($1,596,290) for the years ended June 30, 2006 and 2005, respectively, and has a total accumulated deficit of ($43,327,751) at June 30, 2006. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Azco Mica, Inc., a Delaware corporation, and The Lordsburg Mining Company, a New Mexico corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Property, Plant and Equipment

Land, buildings and plant are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Property and equipment consists of land, mining equipment and buildings, which are recorded at cost. The buildings are depreciated using the straight-line method over the estimated useful lives of 15 to 39 years. Autos are depreciated using the straight-line method over the estimated useful life of 3 years. The Lordsburg mining equipment will be depreciated over 8 years using the straight-line method when moved and deployed into production processing at the Hidalgo County site.

As of June 30, 2004, the Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,701,000. Subsequent sales of assets have reduced the carrying value to $1,689,000. This equipment has been classified as idle plant and equipment.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

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

Reclamation Costs

The Company accounts for reclamation costs under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the assets’ carrying value and subsequently allocated to expense over the assets’ useful lives.

The asset retirement obligation associated with the Mica project consists of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment.

The Company’s asset retirement obligation through June 30, 2006, is as follows:

Balance at June 30, 2004	$55,309
Accretion for the year ended June 30, 2005	5,000
Amount included with Lordsburg acquisition	5,000
Accretion for the year ended June 30, 2006	5,000
Balance, June 30, 2006	$70,309

Revenue Recognition

The Company recognizes the sale of the product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collectibility is reasonably assured. The price received is based upon terms of the contract.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Net (Loss) Per Share

SFAS No. 128, "Earnings per Share," requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution. These dilutive securities are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share.

Stock-Based Compensation – Transition and Disclosure

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. SFAS 123R, "Share Based Payment," will be adopted at the beginning of the fiscal year ending June 30, 2007. The Company believes the adoption will not have a material affect on the financial statements.

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

Significant estimates are used when accounting for the Company’s carrying value of mineral properties and fixed assets, depreciation, accruals, taxes and contingencies, which are discussed in the respective notes to the financial statements.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, line of credit, notes payable, convertible debentures and financing lease liabilities approximated their related fair values as of June 30, 2006, due to the relatively short-term nature of these instruments. The carrying value of the Company’s long-term financing lease, convertible debentures and notes payable approximates the fair value based on the terms at which the Company could obtain similar financing.

Restricted Cash

As part of the reclamation deposit required for the Black Canyon mica property, the Company has restricted cash of $178,658, comprised of $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management (BLM). Both of the amounts will be held until all terms and conditions of the reclamation agreement have been fulfilled or a satisfactory replacement bond has been accepted.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of July 1, 2007. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for the Company beginning July 1, 2008. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

The FASB has also issued SFAS No.. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)”, but it will not have any relationship to the operations of the Company at this time.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provision of SAB No. 108 in fiscal year 2007. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on our financial statements.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2006:

Land	$60,000
Office building	152,998
Mill building	362,394
Patented mineral properties	283,285
Mine processing equipment and buildings	1,032,007
Computer equipment	2,561
Automotive	13,368
1,906,613
Less: Accumulated depreciation	(153,354)
$1,753,259

Depreciation expense for the years ended June 30, 2006 and 2005 was $24,681 and $23,482, respectively.

The following table shows the carrying value of mineral properties and equipment, which are idle at June 30, 2006. The carrying value is based upon a third party appraisal obtained subsequent to the year ended June 30, 2004, less any disposals of equipment:

Office equipment	$139,809
Glendale plant and equipment	1,844,839
Black Canyon crushing	2,429,090
Equipment	164,889
Acquisition costs	1,461,524
Development costs	618,306
6,658,457
Less: Allowance for impairment and accumulated
depreciation	(4,969,457)
$1,689,000

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

On March 21, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. These notes were evaluated using Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and it was determined that the warrants, embedded conversion and interest components and additional investment rights should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

The Company uses the Black-Scholes option pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair value of the financing lease payable derivative liability at June 30, 2005, was determined to be $81,057 with the following assumptions, (1) expected dividend yield of zero, (2) expected stock price volatility of 104.81%, (3) risk free interest of 3.66 % and (4) remaining contractual life of 1.55 years. The fair market value of the convertible debenture derivative liabilities at March 21, 2006, was determined to be $2,867,211 with the following assumptions, (1) risk free interest rates of 4.61% - 4.65%, (2) remaining contractual life between 1.45 - 5 years, (3) expected stock price volatility of 111.95% and (4) expected dividend yield of zero. The fair market value of the derivative liabilities at June 30, 2006, was determined to be $3,983,960 with the following assumptions, (1) risk free interest rate of 5.1% to 5.24%, (2) remaining contractual life between .55 - 4.7 years, (3) expected stock price volatility of 114.07% and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the year ended June 30, 2006, of $(1,402,093) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through June 30, 2006, was as follows:

	Derivative
	Liability as of	Derivative	Derivative
	Transition Date	Liability as of	(Loss) Through
	Or Issue date	June 30, 2006	June 30, 2006
Financing Lease Payable Derivative	$81,057	$1,814,990	$(1,733,933)

Convertible Debenture:
Compound Embedded Derivatives	2,016,341	1,462,946	553,395
Purchase Agreement Warrants	850,870	706,024	144,846
Totals	$2,948,268	$3,983,960	(1,035,692)

Derivative Expense Related to
Convertible Debenture Issuance			(367,211)
			$(1,402,903)

NOTE 6 – CONVERTIBLE DEBENTURE NOTES PAYABLE

On March 21, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants with institutional investors for an aggregate purchase price of $2,500,000. The convertible notes have a term of 17 months and are to be paid over 12 months beginning on September 1, 2006. Interest on the principal amount outstanding accrues at a rate of 7% per annum. The

Company may pay principal and accrued interest in cash or, at the Company’s option, in shares of its common stock. The holder of each convertible note, at the holder’s option, may convert the note into the Company’s common stock at a conversion price of $1.58 per share. The Company also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. Warrants were also issued to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,139 shares of the Company’s common stock at a price of $1.58 per share. Financial advisory fees included a fee equal to 8% of the gross proceeds, and 75,000 warrants exercisable at $1.58 per share. In connection with the transaction, Azco is required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective. The Company is currently in default of this provision.

As collateral security of the Secured Obligations, the Company granted the Purchasers a security interest in and Lien upon all of the Company’s right, title and interest in and to (a) $6,000,000 in gold contained in mineralized materials from the Ortiz Mine Grant over which the Company holds a lease on the mineral estate underlying 57,267.04 acres (90 square miles) of segregated surface estate located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe County, New Mexico, which such gold is “as-extracted collateral” (as such term is defined in the New York Uniform Commercial Code) and (b) all proceeds, products and accessions thereof and related thereto (including, without limitation, any proceeds of insurance thereon), and, to the extent related to such “as extracted collateral” or such proceeds, products and accessions thereof and related thereto.

On September 5, 2006, the Company and the institutional investors agreed to amend the terms of the March 21, 2006, private placement of senior secured convertible notes, warrants and additional investment rights, as described in NOTE 14.

The components of the long-term liability are as follows as of June 30, 2006:

Convertible debentures payable	$2,500,000
Less: unamortized discount	(2,396,719)

Net convertible debentures payable	$103,281

As of June 30, 2006, accrued interest payable on the convertible debentures aggregated $49,206.

NOTE 7 - FINANCING LEASE LIABILITY

In January 2002, the Company completed a financing lease transaction. Under the terms of the transaction, the Company sold a 40 percent ownership in the Company’s mica processing facility located in Glendale, Arizona. Subsequently, the Company leased the property back for an initial period of 10 years, with an option to repurchase the 40 percent ownership. Monthly payments under the financing agreement were $45,000 per month for fiscal 2006 and 2005. The Company was in default under the terms of the financing lease transaction at June 30, 2006. Subsequent to the Company’s year-end, the Company negotiated an agreement to resolve the issue, as described in NOTE 14. At June 30, 2006, the Company was past due $1,890,000 for accrued lease payments.

In connection with this transaction, the Company issued a warrant to purchase 2,550,000 shares of the Company’s common stock at $.50 per share. This warrant vested in January 2002 and is exercisable through January 16, 2007. The fair value of the warrant as determined at the time of issuance, of $2,593,898, was recorded as a discount on the financing liability and is being accreted annually. During the years ended June

30, 2006 and 2005, the Company recognized accretion of the discount on the liability of $229,290 and $210,417, respectively.

The components of the long-term liability are as follows as of June 30, 2006:

Total financing lease liability	$4,500,000
Less: unamortized discount	(1,714,435)

Net financing lease liability	$2,785,565

NOTE 8 - NOTES PAYABLE

In 2001, the Company received one-year loans totaling $400,000, bearing interest at 12% per annum. As of December 21, 2005, the Company was in default on these loans and accrued interest aggregating $139,667. On December 21, 2005, the Company agreed to convert the $400,000 12% notes and accrued interest due into 500,000 shares of the Company’s common stock, with a value of $420,000 on the date of the transaction. As a result, the Company recognized a gain on the debt conversion of $119,667 during fiscal 2006.

NOTE 9 - NOTES PAYABLE, RELATED PARTY

In March 2001, the Company received an unsecured loan of $800,000 from a director, due March 15, 2004, as amended and secured by an interest in all of Azco's accounts receivable, inventory, equipment and real property. On March 15, 2006, the director agreed to extend the delinquent note for a period of 18 months, until September 15, 2007, with an annual interest rate of 12%. On March 15, 2006, the Company issued 300,000 shares of restricted common stock for the exercise of warrants at $0.70 per share to the director in exchange for payment of accrued interest owed on the note payable amounting to $160,000 at the time of the exercise and a reduction of principal on the note payable of $50,000. Subsequent to the fiscal year ended, the Company and director negotiated an agreement for the payoff of the note and accrued interest as described in NOTE 14.

Note payable, related party, at June 30, 2006, is summarized as follows:

Note payable, related party – noncurrent 12% note payable to a director of the Company. Principal and accrued interest due September 2007. Note is secured by the Company’s accounts receivable, inventory, equipment and real property.	$750,000

As of June 30, 2006, accrued interest was payable on the note payable, related party, is $26,250.

NOTE 10 - LINE OF CREDIT

In January 2003, the Company obtained an Equity Line of Credit (“ELOC”). The ELOC accrues interest at 24% per year and was due March 17, 2003. As of June 30, 2006, a balance of $73,145 plus accrued interest of $57,715 is currently outstanding. The Company is continuing to negotiate financing arrangements with the lender to resolve this outstanding balance.

NOTE 11 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

During the fiscal year ended June 30, 2005, the Company sold 2,560,000 common shares for aggregate cash proceeds of $256,000.

On June 3, 2005, the Company entered into an investor relation’s agreement with a party providing for specific activities and provided for compensation to the consultant of 1,000,000 shares of the Company’s common stock for six months services from date of the agreement. Under the terms of the agreement, the Company will issue as compensation an additional 250,000 shares of the Company’s common stock for each of the three-month periods beginning December 3, 2005 and March 3, 2006. During the fiscal year ended June 30, 2005, the Company issued 312,000 common shares to the finder at an aggregate value of $54,440, based on the fair market value on the transaction dates. The amount has been recorded as general and administrative-stock compensation expense.

During the fiscal year ended June 30, 2005, the Company issued 1,350,000 shares of common stock for investor relations and consulting services rendered at an aggregate value of $163,500, based on the fair market value on the transaction dates. At June 30, 2005, $105,250 of this amount was classified as deferred compensation and was expensed in fiscal 2006 and the balance of $58,250 has been recorded as general and administrative-stock compensation expense.

During the fiscal year ended June 30, 2005, the Company issued to related parties 3,000,000 shares of common stock for accrued wages and accrued interest with an aggregate value of $440,000, based on the fair market value on the transaction dates. The total reduction of accrued liabilities amounted to $300,000 and the balance of $140,000 has been recorded as general and administrative-stock compensation expense.

During the fiscal year ended June 30, 2005, the Company issued to unrelated parties 250,000 shares of common stock for payment of accounts payable with an aggregate value of $37,000, based on the fair market value on the transaction dates. The total reduction to accounts payable was $73,672 and the balance of $36,672 has been recorded as gain on conversion of debt.

During the fiscal year ended June 30, 2006, the Company sold 6,005,578 common shares for aggregate cash proceeds of $1,033,241.

During the fiscal year ended June 30, 2006, the Company issued 2,295,000 shares of common stock for investor relations and financial consulting services rendered at an aggregate value of $1,207,550, based on the fair market value on the transaction dates. This amount has been recorded as general and administrative stock compensation expense.

On November 15, 2004, the Company agreed with iCapital to settle the approximately $150,000 owed, by the issue of up to 500,000 shares of its common stock to be held by the Company and released to iCapital in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be released monthly to be calculated on the basis of the average market price of the Company’s stock for the week prior to the shares being released. A total of 153,012 shares were issued during the period December 1, 2005, and May 1, 2006, in full satisfaction of the Agreement.

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

On September 22, 2005, the Company issued 2,000,000 shares of common stock at a market value of $600,000 on the date of the transaction, to its President, for the rights, title and interest in and to the lease with New Planet Copper Mining Company. The Board of Directors believes the fair value of the lease is equal to the purchase price. However, there are no established reserves and the Company cannot predict the economic viability of the project nor reasonably estimate its future cash flows. Therefore, the value assigned to the transaction has been recorded as general and administrative stock compensation expense.

On November 28, 2005, a consultant was awarded 50,000 shares of the Company’s common stock with a fair market value of $25,000 on the date of the transaction. The consultant is the son of the Company’s President and Chief Executive Officer who subsequently became an employee in May 2006.

On December 21, 2005, the Company issued 500,000 shares of common stock at a market value of $420,000 on the date of the transaction for payment of notes payable and related accrued interest to a shareholder, which aggregated $539,667. The Company recognized a gain of $119,667 on the conversion of debt to equity.

Warrants

In connection with the private placement of the convertible debenture notes, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants have an exercise price of $1.58 and a term of three years. The warrants were valued at $67,266 using the Black-Scholes option pricing model using a volatility of 111.95%, risk free interest rate of 4.62% and an expected life of 3.0 years. At June 30, 2006, $55,396 of this amount was classified as deferred compensation and the balance of $11,870 has been recorded as general and administrative stock compensation expense.

On March 15, 2006, a director exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to the director, aggregating $210,000.

On March 21, 2006, the Company issued 791,141 five year warrants at an exercise price of $1.58 under the terms of the private placement of senior secured convertible notes to the debenture holders. The warrants issued to the debenture holders were valued as financial derivates as described in NOTE 5.

Stock Options

The Company has a stock option plan (the Plan) dated July 24, 1989, as amended, for the granting of options to purchase its common stock. The board of directors may grant options to key personnel and others as it deems appropriate provided the number of options granted under the Plan does not exceed 5,950,424. There are no vesting requirements under the Plan. The options are exercisable over a maximum term of five years.

In addition to options under the Plan, the Company also has issued options outside of the Plan and these options are exercisable over various terms up to a maximum of ten years.

On October 7, 2003, the Company granted five (5) year options to a director to purchase an aggregate of 1,500,000 shares of common stock at $0.11 per share, the market price of the stock on the date of the grant. On the grant date, 750,000 of the options vested and 250,000 of the remaining options vest every six months from the date of grant. The options were valued at $105,000 using the Black-Scholes option pricing model and will be amortized to expense over the term of the vesting. The options were valued using a volatility of

102.64%, risk free interest rate of 3.00% and an expected life of 3.5 years. On the same date, the Company granted ten (10) year options to the President, CEO, and director to purchase 4,000,000 shares of common stock at $0.11 per share, the market price of the stock on the date of the grant. On the grant date, 1,000,000 the options vested and 1,000,000 of the remaining options vest every six months from the date of grant. Using Black-Scholes option pricing model with a volatility of 102.64%, risk free interest rate of 3.00% and an expected life of 5.0 years, the options were valued at $280,000 and were amortized to expense over the term of the vesting.

On April 8, 2004, the Company granted five (5) year options to a director and to the President, CEO and director, to purchase an aggregate of 3,000,000 shares of common stock at $0.10 per share, the market price of the stock on the date of the grant. The options vested on the date of grant. The options were valued at $210,000 using the Black-Scholes option pricing model and were expensed in the period granted. The options were valued using a volatility of 107.33%, risk free interest rate of 2.50% and an expected life of 3.0 years.

In July 2004, the Company granted at total of 3,000,000 stock options at an exercise price of $0.10 per share, the market price of the stock on the date of grant, to the chairman of the board of directors and to the President and CEO of the Company. The options have a term of five years and vested on the date of grant. The fair value of the option grants were estimated at $210,000 as of the date of grant utilizing the Black-Scholes option pricing model with the following average assumptions, expected life of options of 3 years, volatility of 106%, risk-free interest rate of 2.5%, and 0% dividend yield. The options were expensed in the period granted.

In May 2006, the Company granted a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer, as part of an employment agreement. The option exercise price is $1.24 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $50,971 using the Black-Scholes option pricing model and are reflected in the pro forma table below in the period granted. The options were valued using a volatility of 114.027%, a risk free interest rate of 5.1%, an expected life of 5.0 years and 0% quarterly dividends.

Stock option and warrant activity, both within the Plan and outside of the Plan, for the years ended June 30, 2006 and 2005 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2004	8,500,000	$0.11	2,900,000	$0.56
Granted	3,000,000	$0.10	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at June 30, 2005	11,500,000	$0.10	2,900,000	$0.56
Granted	50,000	$1.24	866,142	$1.58
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	(300,000)	$0.70
Outstanding at June 30, 2006	11,550,000	$0.11	3,466,142	$0.80

Stock options and warrants outstanding and exercisable at June 30, 2006, are as follows:

Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$0.10	6,000,000	2.93	$0.10	$0.50	2,550,000	0.54	$0.50
$0.11	5,500,000	5.91	$0.11	$0.50	866,142	4.55	$1.58
$1.24	50,000	4.84	$1.24	$1.58	50,000.77		$2.50
	11,550,000		$ 0.11		3,466,142		$0.80

Stock-Based Compensation

The following table illustrates the pro forma effect on net (loss) and net (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123,” to stock-based employee compensation.

	Year Ended June 30,
	2006	2005

Net (loss), as reported	$(5,383,368)	$(1,596,290)
Deduct – stock-based compensation expense determined
under the fair value method, net of tax effect	(50,971)	(275,623)
Pro forma net (loss)	$(5,434,339)	$(1,871,913)

(Loss) per share:
Net (loss) per share, as reported	$(0.09)	$(0.03)

Net (loss) per share, pro forma	$(0.09)	$(0.04)

NOTE 12 - INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net (loss) before taxes for the fiscal years ended June 30:

		2006		2005
Tax benefit at the federal statutory rate		$1,830,345		$551,429
State tax		375,113		113,011
Expiration of state operating losses		(296,364)		(324,858)
Increase in valuation allowance		(1,909,094)		(339,582)
Income tax expense	$	---	$	---

The components of the deferred tax asset and deferred tax liability at June 30, 2006 are as follows:

Deferred Tax Asset
Federal net operating loss carry forwards		$12,749,491
State net operating loss carry forwards		2,008,079
Valuation allowance		(14,757,570)
Net deferred tax asset	$	---

At June 30, 2006, the Company had net operating loss carry forwards for Arizona income tax purposes of approximately $28.8 million (2005- $27.7 million). These losses expire in varying amounts through June 30, 2011.

At June 30, 2006, the Company had net operating loss carry forwards for federal income tax purposes of approximately $40.3 million (2005 - $32.1 million). These losses expire between June 30, 2019 and June 30, 2026.

NOTE 13 - CONTINGENCIES AND COMMITMENTS

Eagle River International Ltd. Litigation

In January 1999, the trustee in bankruptcy proceedings against Eagle River International Limited, the Company’s former partner in the WAG - Mali joint venture, served a petition upon the Company in the Quebec Superior Court, District of Hull, in order to recuperate from the Company certain subsidiary stock and other assets alleged to have a value of up to $4,300,000. The Company considers the trustee’s claims to be without merit and has engaged counsel who is vigorously contesting the matter.

Montgomery Equity Partners, Ltd. Litigation

On June 27, 2006, Montgomery Equity Partners, Ltd. (“Montgomery”) filed an action against the Company in the Superior Court of New Jersey, alleging it is the assignee of a promissory note executed in January 2003 by the Company in favor of Cornell Capital Partners, LP (“Cornell Capital”) and seeking a judgment for unpaid principal of $73,145 on the ELOC, unpaid interest of $57,522 and award of attorneys’ fees and expenses pursuant to the terms of the note. On September 29, 2006, the Company filed an answer and counterclaim against Montgomery, Cornell Capital and their affiliate, Yorkville Advisors, LLC, denying liability and asserting claims for fraudulent inducement and breach of good faith and fair dealing. The Company’s claims arise out of a June 2002 transaction underlying the note, and seek a declaration that the note is invalid, unspecified damages and other relief. Management intends to pursue the Company’s claims. The Company has recorded the amounts due under the line of credit and accrued interest payable.

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

On May 2, 2006, the Company entered into an employment agreement with an attorney who is the son of the Company’s President and Chief Executive Officer which provides a salary of $5,000 per month and a monthly per diem of $1,000. In connection with full-time employment, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006.

Property Identification Agreement

On October 6, 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer. Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any that is derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver- gold project are two of the 24 properties identified and are subject to the property identification agreement.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

New Planet Project

On August 12, 2003 the Company assigned, for the sum of $5,000, its right, title and interest in and to its lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by the Company’s President and Chief Executive Officer. The Company retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option. On September 22, 2005, Metallica Ventures LLC reassigned to the Company, for consideration of $10,000 and the issue of 2,000,000 shares of the Company’s common stock to its President, its right, title and interest in and to the lease with New Planet Copper Mining Company. The Company is obligated to a $1,500 monthly rental payment on the property.

Ortiz Gold Project

On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007). On February 1, 2007, the Company paid the amount due of $100,218 through January 31, 2008. The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as the Company is producing gold or other leased minerals in commercial quantities and otherwise is performing its obligations under the lease. Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to the property identification agreement between the Company and its President and Chief Executive Officer.

The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due	Minimum Due	Maximum
Date	($)	Due ($)

Feb 1, 2007	73,967	100,218
Feb 1, 2008	81,801	171,801
Feb 1, 2009	42,934	200,434
Feb 1, 2010	30,000	171,801
Feb 1, 2011 forward	30,000	171,801

Summit Silver-Gold Project

The Summit project is subject to two underlying royalties and a net proceeds interest as follows: (1) a 7.5% royalty on net smelter returns toward an end price of $1,250,000; (2) a 5% royalty on net smelter returns toward an end price of $4,000,000 less any amount paid under the royalty described in (1); and (3) a net proceeds interest of 5% of net proceeds from sales of unbeneficiated mineralized rock until such time as the royalties described in (1) and (2) have been satisfied, and 10% of such net proceeds thereafter toward an end price of $2,400,000. The Company is obligated to pay quarterly minimum royalty payments aggregating $1,808 under the aforementioned (1) underlying royalty agreement.

NOTE 14 - SUBSEQUENT EVENTS

Amendment of Convertible Debenture Notes

On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006 (see NOTE 6). The common stock warrants and Additional Investment Rights held by the investors were also amended.

Under the terms of the amendment, the maturity of the convertible notes has been deferred from August 31, 2007 to January 1, 2008. The convertible notes amortize over 12 equal monthly installments but the date of the first installment has been extended from September 1. 2006, to February 1, 2007. Interest on the principal amount outstanding will remain at the rate of 7% per annum and begins to accrue from February 1, 2007. Interest is payable on the last day of each calendar quarter, beginning on March 31, 2007. The price at which the holder of each convertible note may convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock has been reduced from $1.58 to $1.00 per share. In connection with the amendment, the investors purchased in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662.

In connection with the amendment, the Company issued additional common stock warrants, increasing the number of warrants held by the investors to 1,890,300, extended the expiry of those warrants to September 6, 2011 and reduced the exercise price of the warrants from $1.58 to $1.00.

The Company also granted to the investors Additional Investment Rights, increasing the Rights held by the investors, so that they may purchase up to an additional $1,890,830 of convertible notes, under the same terms and conditions as the amended notes. The Additional Investment Rights are exercisable for a period of 12 months following the date of a registration statement. Upon exercise of the Rights, the holders will also receive 945,416 warrants to purchase common stock. The conversion price of the notes issuable on exercise of the Additional Investment Rights and the warrants issuable under the Additional Investment Rights, has been reduced from $1.58 to $1.00.

The Company is required to register for resale the shares of common stock issuable upon conversion of the convertible notes and upon exercise of the warrants. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the date of the amendment and to cause the registration statement to be declared effective within 150 days of the date of the amendment. If the Company does not meet these required dates, or does not maintain the effectiveness of the registration statement, it is required to pay penalties of 1% per month of the principal amount of the notes outstanding. The Company is currently in default of the provision to file the registration statement.

The Company used the Black-Scholes option model to determine the fair value of the additional warrants and Additional Investment Rights issued, the fair value of the embedded conversion option related to the increased principal amount of the convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and Additional Investment Rights from $1.58 to $1.00. Because these aggregate fair values exceed the additional proceeds received by approximately $2,400,000, the difference will be recognized as a charge to income in the quarter ended September 30, 2006. Because the convertible note had no net initial carrying value and the modifications made to the notes resulted in no additional carrying value (because the fair value of the additional derivative instruments issued exceeded the proceeds received), the Company will re-compute, as of the date of the amendment, the effective interest rate on the convertible notes to accrete the value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

Sale of Property and Settlement of Financing Lease

On November 3, 2006, the Company concluded a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company’s 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The sale includes approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the Agreement, the Company retains ownership of its mica processing equipment currently installed in the mill building. The equipment will be removed and transported to a storage site for future use. As part of the transaction, the Company also agreed to provide for the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock at $0.50 per share to Muzz. In consideration for the Company’s entry into the Real Property Purchase Agreement and the issue of the unregistered stock in settlement of the Muzz warrants, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease. The Company estimates it will realize a gain on the transaction in the range of $3.5 million to $4.0 million.

Settlement of Outstanding Note Payable

On November 15, 2006, the Company agreed to allow a director to exercise warrants to purchase 2,000,000 shares of common stock at $0.10 per share, in exchange for payment of accrued interest owed of $60,000 and reduction of principal on the note payable of $150,000 to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000.

In connection with the director’s contribution of capital described above, the Company granted the director a 25% net proceeds royalty interest in the 67 unpatented mining claims located in Yavapai County, toward an end settlement of $600,000.