Form 10QSB
period 2006-09-30
AZCO MINING INC
filed 2007-02-20
CIK 851726

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes [    ] No [ X ]

     Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the Exchange Act). Yes ______  No [  X  ]

     The number of shares outstanding of each of the issuer’s classes of common equity was 68,513,712 shares of common stock, par value $0.002, as of February 16, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [    ] No [  X  ]

AZCO MINING INC.
INDEX TO FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30,

TABLE OF CONTENTS

     PART I
FINANCIAL INFORMATION

Part I - Financial Information

Item 1. Financial Statements

AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,879,510
Prepaid expenses	213,910
Total Current Assets	2,093,420

CAPITAL ASSETS:
Land	60,000
Mineral properties	282,000
Machinery and equipment, net	996,682
Buildings, net	413,693
1,752,375

OTHER ASSETS:
Idle plant and equipment, net	1,689,000
Restricted cash	178,658
Deferred financing costs	248,421
2,116,079
$5,961,874

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$925,613
Accrued interest payable, related party	48,750
Line of credit	73,145
Accrued financing lease payments payable	2,025,000
Convertible debentures payable, less discount of $3,356,631	425,031
Derivative instrument liabilities	6,330,481
Total Current Liabilities	9,828,020

LONG TERM LIABILITIES:
Financing lease payable, net of discount of $1,653,968	2,846,032
Note payable, related party	750,000
Asset retirement obligation	71,559

Total Liabilities	13,495,611

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 63,963,712 shares issued and outstanding	127,928
Additional paid in capital	37,731,448
Deferred compensation	(44,231)
Accumulated (deficit)	(45,348,882)
Total Stockholders' (Deficit)	(7,533,737)

$5,961,874

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
SALES	$-	$395

OPERATING COSTS AND EXPENSES:
Exploration and mining costs	70,256	11,082
General and administrative	370,725	256,583
General and administrative - stock compensation	11,165	1,017,496
Depreciation and amortization	6,384	6,170
Accretion of asset retirement obligation	1,250	1,250
	459,780	1,292,581

(LOSS) FROM OPERATIONS	(459,780)	(1,292,186)

OTHER INCOME (EXPENSE):
Foreign currency translation (loss)	3	(1,552)
(Loss) on derivative instrument liabilities	(1,064,859)	(221,415)
Interest income	12,483	675
Accretion of discounts on notes payable and lease liability	(382,217)	(55,489)
Interest expense	(126,761)	(41,741)
	(1,561,351)	(319,522)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,021,131)	(1,611,708)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(2,021,131)	$(1,611,708)

Basic and Diluted (Loss) Per Common Share	$(0.03)	$(0.03)

Basic and Diluted - Weighted Average Number of
Common Shares Outstanding	63,963,712	52,824,943

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,021,131)	$(1,611,708)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation and amortization	6,384	6,170
Stock compensation	11,165	1,017,496
Accretion of asset retirement liability	1,250	1,250
Accretion of discount on debt liabilities	382,217	55,489
Foreign currency translation(gain) loss	(3)	1,552
Loss on derivative instrument liability	1,064,859	221,415
Net change in current assets and liabilities:
Prepaid expense	34,082	12,849
Deferred finance costs	43,049	-
Accounts payable and accrued liabilities	5,246	34,222
Accrued interest - related party	22,500	36,000
Accrued interest - other	35,000	-
Accrued lease payments	135,000	135,000
Net Cash (Used in) Operating Activities	(280,382)	(90,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset addition	(5,500)	-
Net Cash (Used in) Investing Activities	(5,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	435,491
Proceeds from convertible debentur notes	1,000,000	-
Deferred finance costs	(100,000)	-
Net Cash Provided by Financing Activities	900,000	435,491

NET INCREASE IN CASH AND CASH EQUIVALENTS	614,118	345,226

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,265,392	20,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,879,510	$365,327

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Azco Mining Inc. (the Company) is a mining company incorporated in Delaware in August 1991. The Company’s general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the leased Ortiz gold project in New Mexico, the 100% owned Black Canyon mica project in Arizona and the 100% owned Summit silver-gold property located in New Mexico.

In November 2002, the Company ceased crushing and concentration activities at its Black Canyon project due to economic constraints. Limited marketing and sales have continued at its Glendale mica processing facility using inventoried mica, while the Company looks for a joint-venture partner to help finance and operate the project.

In May 2006, for a cash price of $1.3 million, the Company acquired 100% of the shares of The Lordsburg Mining Company (“Lordsburg”), a New Mexico corporation. With the acquisition of Lordsburg, the Company acquired the Summit project, consisting of approximately 117.6 acres of patented and approximately 520 acres of unpatented mining claims in Grant County, New Mexico; approximately 257 acres of patented mining claims in Hidalgo County, New Mexico; and milling equipment including a ball mill and flotation plant in Sierra County, New Mexico. The milling equipment has been idle for several years following its use by a subsidiary of the seller. If feasibility and engineering studies are positive, the Company intends to relocate the milling equipment to its mining claims in Hidalgo County and use it to process mineralized material to be mined from its mining claims in Grant County. Lordsburg holds two permits issued by the state of New Mexico for mining and milling operations. The Summit silver-gold project is subject to a property identification agreement between the Company and its President and Chief Executive Officer.

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934.These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

The Company incurred a net loss of ($2,021,131) for the quarter ended September 30, 2006, and has a total accumulated deficit of ($45,348,882) at September 30, 2006. To continue as a going concern, the

Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. The impact of outstanding stock options and warrants has not been included in the computation of diluted loss per common share as it would be anti-dilutive.

Stock-Based Compensation – Transition and Disclosure

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company had no stock based compensation to employees for the three months ended September 30, 2006 and 2005.

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

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the Company’s quarterly period that begins on July 1, 2006, the Company adopted the provisions of SFAS No. 123R and will be required to expense the fair value of employee stock options and similar awards in the financial statements. The Company has no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

NOTE 3 - DERIVATIVE INSTRUMENT LIABILITIES

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

On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006. The common stock, warrants and additional investment rights held by the investors were also amended. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662.

The Company uses the Black-Scholes option pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair values calculated on the original placement of senior secured convertible notes were re-computed for the amended terms of the placement agreement for the increased principal amount of the convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and additional investment rights from $1.58 to $1.00. The aggregate fair values exceeded the additional proceeds received and the difference of $2,400,000 was charged to loss on derivative liabilities in the quarter ended September 30, 2006. The initial convertible notes had no carrying value and the modifications made to the notes resulted in no additional carrying value, as the fair value of the derivative instruments issued exceeded the proceeds received. As of the date of the amendment, the Company re-computed the effective interest rate on the convertible notes to accrete the carrying value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

The fair value of the derivative instruments liability at June 30, 2006, was determined to be $3,983,960 with the following assumptions, (1) risk free interest rate of 5.1% to 5.24%, (2) remaining contractual life between ..55 - 4.7 years, (3) expected stock price volatility of 114.07% and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at September 30, 2006, was determined to be $6,330,481 with the following assumptions, (1) risk free interest rate of 4.59% to 4.98%, (2) remaining contractual life between .3 - 4.9 years, (3) expected stock price volatility of 114.16% and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the three-months ended September 30, 2006, of $(1,064,859) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through September 30, 2006, was as follows:

	Derivative	Derivative	Derivative
	Liability as of	Liability as of	(Loss) Through
	June 30, 2006	September 30, 2006	September 30, 2006
Financing Lease Payable Derivative	$1,814,990	$1,314,501	$500,489

Convertible Debenture:
Compound Embedded Derivatives	790,368	1,867,142	(1,076,774)
Additional Investment Rights	672,578	1,636,991	(964,413)
Purchase Agreement Warrants	706,024	1,511,847	(805,823)
Totals	$3,983,960	$6,330,481	(2,346,521)

Derivative Expense Related to
Convertible Debenture Issuance			1,281,662
			$(1,064,859)

NOTE 4 – CONVERTIBLE DEBENTURE NOTES PAYABLE

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

As collateral security, the Company granted the investors a security interest in (a) $6,000,000 in gold contained in mineralized materials from the Ortiz Mine Grant over which the Company holds a lease on the mineral estate underlying 57,267.04 acres (90 square miles) of segregated surface estate located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe County, New Mexico, which such gold is “as-extracted collateral” (as such term is defined in the New York Uniform Commercial Code) and (b) all proceeds, products and accessions thereof and related thereto (including, without limitation, any proceeds of insurance thereon), and, to the extent related to such “as extracted collateral” or such proceeds, products and accessions thereof and related thereto.

On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006. The common stock warrants and Additional Investment Rights held by the investors were also amended.

Under the terms of the amendment, the maturity of the convertible notes has been deferred from August 31, 2007, to January 1, 2008. The convertible notes amortize over 12 equal monthly installments but the date of the first installment has been extended from September 1, 2006, to February 1, 2007. Interest on the principal amount outstanding will remain at the rate of 7% per annum and begins to accrue from February 1, 2007. Interest is payable on the last day of each calendar quarter, beginning on March 31, 2007. The price at which the holder of each convertible note may convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock has been reduced from $1.58 to $1.00 per share. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662.

In connection with the amendment, the Company issued additional common stock warrants, increasing the number of warrants held by the investors to 1,890,300, extended the expiry of those warrants to September 6, 2011 and reduced the exercise price of the warrants from $1.58 to $1.00.

The Company also granted to the investors Additional Investment Rights, increasing the Rights held by the investors, so that they may purchase up to an additional $1,890,830 of convertible notes, under the same terms and conditions as the amended notes. The Additional Investment Rights are exercisable for a period of 12 months following the date of a registration statement. Upon exercise of the Rights, the holders will also receive 945,416 warrants to purchase common stock. The conversion price of the notes issuable on exercise of the Additional Investment Rights and the warrants issuable under the Additional Investment Rights has been reduced from $1.58 to $1.00.

The Company is required to register for resale the shares of common stock issuable upon conversion of the convertible notes and upon exercise of the warrants. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the date of the amendment and to cause the registration statement to be declared effective within 150 days of the date of the amendment. If the Company does not meet these required dates, or does not maintain the effectiveness of the registration statement, we are required to pay penalties of 1% per month of the principal amount of the notes outstanding. The Company is currently in default of the provision to file the registration statement within 60 days of the date of the amendment.

The Company used the Black-Scholes option model to determine the fair value of the additional warrants and Additional Investment Rights issued, the fair value of the embedded conversion option related to the increased principal amount of the convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and Additional Investment Rights from $1.58 to $1.00. Because these aggregate fair values exceed the additional proceeds, the difference of $2,400,000 was charged to loss on derivative liabilities in the quarter ending September 30, 2006. Because the convertible note had no net initial carrying value and the modifications made to the notes resulted in no additional carrying value (because the fair value of the additional derivative instruments issued exceeded the proceeds received), the Company recomputed, as of the date of the amendment, the effective interest rate on the convertible notes to accrete the earring value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

NOTE 5 - STOCKHOLDERS’ (DEFICIT)

Stock Options and Warrants

In connection with the private placement of the convertible debenture notes, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants have an exercise price of $1.58 and a term of three years. The warrants were valued at $67,266 using the Black-Scholes option pricing model using a volatility of 111.95%, risk free interest rate of 4.62% and an expected life of 3.0 years. At June 30, 2006, $55,396 of this amount was classified as deferred compensation. During the three months ended September 30, 2006, $11,165 has been recorded as general and administrative stock compensation expense and the balance of $44,231 was classified as deferred compensation at September 30, 2006.

On September 6, 2006, the Company amended the terms of the March 21, 2006, private placement of senior secured convertible notes and in connection with the amendment, the Company issued 1,099,159 additional common stock warrants, extended the expiry date of the warrants to September 6, 2011, and reduced the excise price from $1.58 to $1.00.

Stock option and warrant activity, both within the Plan and outside of the Plan, for the three months ended September 30, 2006 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2006	11,550,000	$0.11	3,466,142	$0.80
Granted	---	---	1,099,159	$1.00
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at September 30, 2006	11,550,000	$0.11	4,565,301	$0.97

Stock options and warrants outstanding and exercisable at September 30, 2006, are as follows:

OUTSTANDING AND EXERCISABLE				OUTSTANDING AND
OPTIONS				EXERCISABLE WARRANTS
		Weighted			Weighted
Exercise		Average	Exercise		Average
Price		Exercise	Price		Exercise
Range	Number	Price	Range	Number	Price
$0.10	6,000,000	$0.10	$0.50	2,550,000	$0.50
$ 0.11	5,500,000	$0.11	$0.50	1,965,301	$1.00
$1.24	50,000	$1.24	$1.58	50,000	$2.50
	11,550,000	$ 0.11		4,565,301	$0.97

NOTE 6 – SUBSEQUENT EVENTS

Sale of Property and Settlement of Financing Lease

On November 3, 2006, the Company concluded a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The sale includes approximately five acres of land, a 5,000 sq. ft.

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

Issuances of Equity

On November 15, 2006, a director exercised options to purchase 1,000,000 shares of common stock at $0.10 and 1,000,000 shares at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000.

Royalty Agreement

The Company in connection with a director’s contribution of capital granted the director a 25% net proceeds royalty interest in the 67 unpatented mining claims located in Yavapai County toward an end settlement of $600,000.

Office Lease

Effective March 1, 2007, the Company entered into a lease for office space in Albuquerque, New Mexcio, for a period of three years. The terms of the lease provide for the following minimum rental payments:

Fiscal year ending	June 30, 2007	$10,733
	June 30, 2008	32,520
	June 30, 2009	33,492
	June 30, 2010	22,770
	Total	$99,515

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN

THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2006.

GENERAL

Azco Mining Inc. (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on financing efforts to: (1) conduct engineering studies on our Summit silver-gold property located in New Mexico, (2) conduct further studies on our Ortiz gold project located in New Mexico, (3) fund the re-opening and enhancement of our Black Canyon mica project located in Arizona and (4) acquire high quality gold, silver and/or copper properties.

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

The Company incurred a net loss of ($2,021,131) for the quarter ended September 30, 2006, and has a total accumulated deficit of ($45,348,882) at September 30, 2006. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Derivative Financial Instruments

In connection with the issuance of debt or equity instruments, we may issue options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Company derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, we determined the fair value of these warrants using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2006 and 2005

Sales

We had no sales for the quarter ended September 30, 2006, as compared to $395 for the quarter ended September 30, 2005. The decrease in sales is a result of reduced sales of mica-filled plastic pellets. The mica sold in the prior year period was sourced from inventory from prior production which has no carrying value. The Company is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs increased in the quarter ended September 30, 2006, to $70,250 from $11,082 for the comparable quarter ended in 2005, or an increase of $59,174. This increase in the current quarter is attributable to expenses attributable on the Summit aggregating $16,572; increased consulting work on the Ortiz mine site amounting to $24,313; increased mine site lease payments aggregating $4,500 and an increase of $10,729 for other professional fees related to our various mineral properties..

General and administrative increased to $370,725 for the quarter ended September 30, 2006, from $256,583 for the comparative quarter ended September 30, 2005, an increase of $114,142. This increase in the current quarter was mainly attributable to increased payroll burden of $16,802; increased financing costs of $43,048: increased consulting costs of $7,150 and increased costs in accounting and legal fees aggregating $43,949.

General and administrative stock compensation decreased to $11,165 for the quarter ended September 30, 2006, from $1,017,496 for the comparative quarter ended September 30, 2005, a decrease of $1,006,331. This decrease is attributable to no stock compensation transactions in the area of investor relations and related parties in the current quarter.

Other Income and Expenses

Other income and expenses for the quarter ended September 30, 2006 were $(496,492) as compared to $(98,107) for the comparable quarter ended September 30, 2005. The increase in other expenses incurred in the current quarter of $398,385 is mainly attributable to the increase in accretion of discounts on notes payable and lease liability and interest expense aggregating $411,748 and is offset by an increase of interest income of $11,808.

Gain (loss) on Derivative Financial Instruments

We recognized a loss on derivative financial instruments of $(1,064,859) for the quarter ended September 30, 2006 as compared to a loss of $(221,415) for the prior year comparable period. This non-cash loss arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. The increase in the derivative loss in the quarter ended September 30, 2006, is mainly attributable to additional funds raised and changes to the terms and conditions of the senior secured convertible notes that were issued on March 21, 2006. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital funds for continuing payments for necessary corporate personnel, and related general and administrative expenses.

As of September 30, 2006, we had cash-on-hand of $1,879,510 and a working capital deficit of $7,734,600, which is mainly attributable to the current portion of our lease financing liability of $2,025,000 and non-cash derivative instrument liabilities of $6,330,481, and an accumulated deficit of $45,348,882. The improved cash position and working capital at September 30, 2006 is a direct result of the Company completing a secured convertible debenture debt facility on March 21, 2006, and a modification and additional funding received under the facility on September 6, 2006.

The Company currently is pursuing a joint venture or sale of the mica operation. Management has determined that in the long run it would be significantly more beneficial for the Company to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

During our quarter ended September 30, 2006, we amended the senior secured convertible notes, additional investment rights and warrants and received additional funding of $1,000,000. We received net proceeds of $900,000 after deducting fees and expenses.

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

We intend to seek to have the Company’s securities quoted on the OTC Bulletin Board in 2007, which may provide a better ability to attract investors. We are in process of completing the Company’s Securities Act filings to facilitate this process.

Factors Affecting Future Operating Results

Management has developed a plan to place the Company on an improved financial footing. Important elements of the plan include becoming compliant in the filing of our annual and quarterly financial statements, continuing to raise interim funding to provide for deployment of operations on our various property sites and restructuring of debt with secured creditors. An important priority has been to bring the financial reports current. We completed a $2,500,000 debt facility on March 21, 2006, to provide for interim financing of our activities and initial deployment of our business strategies. This debt facility was amended on September 6, 2006, and provided an additional funding of $1,000,000. We have begun discussions with secured creditors concerning restructuring of debt and believe such restructuring may be possible in conjunction with a major financing if such financing can be arranged. If we are able to continue to secure additional interim financing on terms acceptable to us, restructure debt and obtain the additional required project financing, we will be in a position to deploy our business plan on mining operations.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS

(a)	The following exhibits are filed as part of this report:

	31.1	Certification of Chief Executive Officer and Chief Accounting Officer of Periodic Report pursuant to Rule 13a- 14a and Rule 15d-14(a).

	32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZCO MINING INC

Date: February 19 , 2007	By:	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Principal Accounting Officer