Form 10QSB
period 2006-12-31
AZCO MINING INC
filed 2007-02-20
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[  X  ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes ______  No [  X  ]

      Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the Exchange Act). Yes ______  No [  X  ]

      The number of shares outstanding of each of the issuer’s classes of common equity was 68,513,712 shares of common stock, par value $0.002, as of February 16, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ______  No [  X  ]

AZCO MINING INC.
INDEX TO FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Part I
Financial Information

Item 1. Financial Statements

AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,540,343
Prepaid expenses	116,003
Total Current Assets	1,656,346

CAPITAL ASSETS:
Mineral properties	282,000
Machinery and equipment, net	994,714
Buildings, net	37,000
1,313,714

OTHER ASSETS:
Idle plant and equipment, net	1,581,000
Restricted cash	178,658
Deferred financing costs	198,737
1,958,395
$4,928,455

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,008,698
Line of credit	73,145
Convertible debentures payable, less discount of $2,892,752	888,910
Derivative instrument liabilities	6,895,100
Total Current Liabilities	8,865,853

LONG TERM LIABILITIES:
Asset retirement obligation	72,809
Total Liabilities	8,938,662

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 68,513,712 shares issued and outstanding	137,028
Additional paid in capital	39,807,348
Deferred compensation	(35,385)
Accumulated (deficit)	(43,919,198)
Total Stockholders' (Deficit)	(4,010,207)

$4,928,455

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
SALES	$7,201	$5,500	$7,201	$5,895

OPERATING COSTS AND EXPENSES:
Mine related costs	58,405	85,368	128,661	96,450
General and administrative	276,529	311,370	647,254	567,953
General and administrative - stock compensation	8,846	340,283	20,011	1,357,779
Depreciation and amortization	3,593	6,171	9,977	12,341
Accretion of asset retirement obligation	1,250	1,250	2,500	2,500
	348,623	744,442	808,403	2,037,023

(LOSS) FROM OPERATIONS	(341,422)	(738,942)	(801,202)	(2,031,128)

OTHER INCOME (EXPENSE):
(Loss) gain on sale of asset	(7,500)	750	(7,500)	750
Gain on conversion of debt	-	119,667	-	119,667
Gain on settlement of financing lease liability	3,521,817	-	3,521,817	-
Relief of debt	893	38,389	893	38,389
Foreign currency translation gain (loss)	1,553	127	1,556	(1,425)
(Loss) on derivative instrument liabilities	(1,203,156)	(1,009,440)	(2,268,015)	(1,230,855)
Interest income	21,037	1,005	33,520	1,680
Accretion of discounts on notes payable and lease liability	(484,325)	(56,694)	(866,542)	(112,183)
Interest expense	(79,213)	(40,517)	(205,974)	(82,258)
	(1,771,106)	(946,713)	(209,755)	(1,266,235)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	1,429,684	(1,685,655)	(591,447)	(3,297,363)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,429,684	$(1,685,655)	$(591,447)	$(3,297,363)

Basic and Diluted (Loss) Per Common Share	$0.02	$(0.01)	$(0.01)	$(0.06)

Basic and Diluted - Weighted Average Number of
Common Shares Outstanding	66,620,777	61,084,086	65,292,245	56,954,514

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(591,447)	$(3,297,363)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation and amortization	9,977	12,341
Stock compensation	20,011	1,357,779
Accretion of asset retirement liability	2,500	2,500
Accretion of discount on debt liabilities	866,542	112,183
Loss (gain) on sale of equipmemt	7,500	(750)
Relief of debt	(893)	(38,389)
Gain on settlement of financing lease liability	(3,521,817)	-
Gain on conversion of debt	-	(119,667)
Foreign currency translation (gain) loss	(1,556)	1,425
Loss on derivative instrument liability	2,268,015	1,230,855
Net change in current assets and liabilities:
Prepaid expense	45,859	(4,427)
Deferred finance costs	92,733	-
Accounts payable and accrued liabilities	(68,223)	42,515)
Accrued interest - related party	33,750	70,667
Accrued interest - other	35,000	-
Accrued lease payments	180,000	270,000
Net Cash (Used in) Operations	(622,049)	(360,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	2,500	750
Fixed asset addition	(5,500)	-
Net Cash Provided by (Used in) Investing Activities	(3,000)	750

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	921,491
Proceeds from convertible debenture notes	1,000,000	-
Deferred finance costs	(100,000)	-
Net cash Provided by Financing Activities	900,000	921,491

NET INCREASE IN CASH AND CASH EQUIVALENTS	274,951	561,910

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,265,392	20,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,540,343	$582,011

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

The Company incurred a net loss of ($591,447) for the six months ended December 31, 2006, and has a total accumulated deficit of ($43,919,198) at December 31, 2006. To continue as a going concern, the

Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 – SALE OF REAL PROPERTY AND SETTLEMENT OF FINANCING LEASE

On November 3, 2006, the Company concluded a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The sale includes approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the Agreement, the Company retains ownership of its mica processing equipment currently installed in the mill building. The equipment will be removed and transported to a storage site for future use. The equipment is included in idle equipment in the accompanying financial statements. As part of the transaction, the Company also agreed to provide for the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz. In consideration for Company’s entry into the Real Property Purchase Agreement and the issue of the unregistered stock in settlement of the Muzz warrants, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

The Muzz transaction eliminates liabilities aggregating approximately $5,575,000, consisting of debt obligations related to the lease aggregating approximately $4,936,500 and a derivative financial liability associated with the Muzz warrants of approximately $638,500; removes a net book value of property and equipment of approximately $533,000 and deferred lease costs of $86,100; and, in connection with the exercise of the 2,550,000 Muzz warrants, results in an equity entry of $1,275,000. The Company recognized gain on the transaction of $3,521,817, net of estimated costs associated with the transaction, in the financial statements in the quarter ended December 31, 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-Based Compensation – Transition and Disclosure

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company had no stock based compensation to employees for the six months ended December 31, 2006 and 2005.

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

The Company uses the Black-Scholes option pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair values calculated on the original placement of senior secured convertible notes were re-computed for the amended terms of the placement agreement for the increased principal amount of the convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and additional investment rights from $1.58 to $1.00. The aggregate fair values exceeded the additional proceeds received and $2,400,000 was recognized as a charge to loss on derivative liabilities in the period ended September 30, 2006. The initial convertible notes had no carrying value and the modifications made to the notes resulted in no additional carrying value, as the fair value of the derivative instruments issued exceeded the proceeds received. As of the date of the amendment, the Company re-computed the effective interest rate on the convertible notes to accrete the carrying value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

The fair value of the derivative instruments liability at June 30, 2006, was determined to be $3,983,960 with the following assumptions, 1) risk free interest rate of 5.1% to 5.24%, (2) remaining contractual life between .55 - 4.7 years, (3) expected stock price volatility of 114.07% and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at December 31, 2006, was determined to be $6,895,100 with the following assumptions, (1) risk free interest rate of 4.70% to 5.00%, (2) remaining contractual life between 1.0 - 4.7 years, (3) expected stock price volatility of 116.28% and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the six-months ended December 31, 2006, of $(2,268,015) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through December 31, 2006, was as follows:

	Derivative	Derivative	Derivative
	Liability as of	Liability as of	(Loss) Through
	June 30, 2006	December 31, 2006	December 31, 2006
Financing Lease Payable Derivative	$1,814,990	$--	$1,814,990

Convertible Debenture:
Compound Embedded Derivatives	790,368	2,609,971	(1,819,603)
Additional Investment Rights	672,578	2,259,543	(1,586,965)
Purchase Agreement Warrants	706,024	2,025,586	(1,319,562)
Totals	$3,983,960	$6,895,100	(2,911,140)

Derivative Expense Related to:
Sale of property for debt disposition on lease liabilities	(638,537)
Convertible Debenture Issuance	1,281,662
$(2,268,015)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES PAYABLE

On March 21, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. The Company received net proceeds of approximately $2,270,000 after deducting fees and expenses. The convertible notes have a term of 17 months and amortize over 12 months beginning on September 1, 2006. Interest on the principal amount outstanding accrues at a rate of 7% per annum. The Company may pay principal and accrued interest in cash or, at the Company’s option, in shares of its common stock. The holder of each convertible note, at the holder’s option, may convert the note into the Company’s common stock at a conversion price of $1.58 per share. The Company also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. Warrants were also issued to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,139 shares the Company’s common stock at a price of $1.58 per share.

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

The Company is required to register for resale the shares of common stock issuable upon conversion of the convertible notes and upon exercise of the warrants. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 60 days of the date of the amendment and to cause the registration statement to be declared effective within 150 days of the date of the amendment. If we do not meet these required dates, or do not maintain the effectiveness of the registration statement, we are required to pay penalties of 1% per month of the principal amount of the notes outstanding. The Company is currently in default of the provision to file the registration statement within 60days of the date of the amendment.

The Company used the Black-Scholes option model to determine the fair value of the additional warrants and Additional Investment Rights issued, the fair value of the embedded conversion option related to the increased principal amount of the convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and Additional Investment Rights from $1.58 to $1.00. The aggregate fair values exceeded the additional proceeds received, and the difference of $2,400,000 was recognized as a charge to loss on derivative liabilities in the period ended September 30, 2006. Because the convertible note had no net initial carrying value and the modifications made to the notes resulted in no additional carrying value (because the fair value of the additional derivative instruments issued exceeded the proceeds received), the Company recomputed, as of the date of the amendment, the effective interest rate on the convertible notes to accrete the earring value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

Royalty Agreement

The Company, in connection with a director’s contribution of capital in November 2006, granted the director a 25% net proceeds royalty interest in the 67 unpatented mining claims located in Yavapai County, Arizona, toward an end settlement of $600,000.

Office Lease

Effective March 1, 2007, the Company entered into a lease for office space in Albuquerque, New Mexcio, for a period of three years. The terms of the lease provide for the following minimum rental payments:

Fiscal year ending	June 30, 2007	$10,733
	June 30, 2008	32,520
	June 30, 2009	33,492
	June 30, 2010	22,770
	Total	$99,515

NOTE 7 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

On November 3, 2006, as part of Real Property Purchase Agreement (“the Agreement”) with Muzz, the Company agreed to the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz at the warrant exercise price of $0.50 per share. As part of the Agreement, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

On November 15, 2006, a director exercised options to purchase 1,000,000 shares of common stock at $0.10 per share and 1 million shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000.

Stock Options and Warrants

In connection with the private placement of the convertible debenture notes, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants have an exercise price of $1.58 and a term of three years. The warrants were valued at $67,266 using the Black-Scholes option pricing model using a volatility of 111.95%, risk free interest rate of 4.62% and an expected life of 3.0 years. At June 30, 2006, $55,396 of this amount was classified as deferred compensation. During the six-months ended December 31, 2006, $20,011 wa recorded as general and administrative stock compensation expense and the balance of $35,385 was classified as deferred compensation at December 31, 2006.

On September 6, 2006, the Company amended the terms of the March 21, 2006, private placement of senior secured convertible notes and in connection with the amendment, the Company issued 1,099,159 additional common stock warrants, extended the expiry date of the warrants to September 6, 2011, and reduced the excise price from $1.58 to $1.00.

Stock option and warrant activity, both within the Plan and outside of the Plan, for the six months ended December 31, 2006 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2006	11,550,000	$0.11	3,466,142	$0.80
Granted	---	---	1,099,159	$1.00
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	(2,000,000)	---	(2,550,000)	$(0.50)
Outstanding at December 31, 2006	9,550,000	$0.11	2,015,301	$1.04

Stock options and warrants outstanding and exercisable at December 31, 2006, are as follows:

OUTSTANDING AND EXERCISABLE			OUTSTANDING AND
OPTIONS			EXERCISABLE WARRANTS
		Weighted			Weighted
Exercise		Average	Exercise		Average
Price		Exercise	Price		Exercise
Range	Number	Price	Range	Number	Price
$0.10	5,000,000	$0.10	$0.50	1,965,301	$1.00
$ 0.11	4,500,000	$0.11	$0.50	50,000	$2.50
$1.24	50,000	$1.24		2,015,301	$1.04
	9,550,000	$0.11

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

The Company incurred a net loss of ($591,447) for the six months ended December 31, 2006, and has a total accumulated deficit of ($43,919,198) at December 31, 2006. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2006 and 2005

Sales

We had sales for the quarter ended December 31, 2006, of $7,201 as compared to $5,500 for the quarter ended December 31, 2005. The increase in sales is a result of sales of mica-filled plastic pellets. The mica was sourced from inventory from prior production which has no carrying value. The Company is not actively marketing the mica pellets

Operating Costs and Expenses

Mine related costs decreased in the quarter ended December 31, 2006, to $58,405 from $85,368 for the comparable quarter ended in 2005, or an decrease of $26,963. This decrease in the current quarter is mainly attributable to decreased costs incurred on the Ortiz site aggregating $56,787 and a decrease in property taxes of $6,303, and was offset by increased expenses attributable on the Summit site aggregating $46,518.

General and administrative decreased to $276,539 for the quarter ended December 31, 2006, from $311,370 for the comparative quarter ended December 31, 2005, a decrease of $34,481. The decrease in the current quarter is mainly attributable to decreases in rent on leased property of $90,000, decrease in consulting and investor relation expenses of $19,839 and a decrease in office expenses of $7,643. These decreases were offset by an increase in legal and accounting fees aggregating $33,221, increased payroll burden of $11,936 and increased financing costs of $36,684.

General and administrative stock compensation decreased to $8,846 for the quarter ended December 31, 2006, from $340,283 for the comparative quarter ended December 31, 2005, a decrease of $331,437. This decrease is attributable to no stock compensation transactions in the areas of investor relations and related parties in the current quarter.

Other Income and Expenses

Other income and expenses for the quarter ended December 31, 2006, were $(547,555) as compared to $62,727 for the comparable quarter ended December 31, 2005. The increase in other expenses incurred in the current quarter of $(610,282) is mainly attributable to the increase in accretion of discounts on notes payable and lease liability and interest expense aggregating $466,327, and a reduction in the current period gain on conversion of debt and relief of debt of $158,056, and is offset by an increase of interest income of $20,932.

Gain (loss) on Derivative Financial Instruments

We recognized a loss on derivative financial instruments of $(1,203,156) for the quarter ended December 31, 2006 as compared to a loss of $(1,009,440) for the prior year comparable period. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. The financing lease derivative was eliminated in the current quarter under a Real Property Purchase Agreement. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss in the quarter ended December 31, 2006, is mainly attributable to additional funds raised and changes to the terms and conditions of the senior secured convertible notes that were issued on March 21, 2006. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2006 and 2005

Sales

We had sales for the six months ended December 31, 2006, of $7,201 as compared to $5,895 for the six months ended December 31, 2005. The increase in sales is a result of sales of mica-filled plastic pellets. The mica was sourced from inventory from prior production which has no carrying value. The Company is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs increased for the six months ended December 31, 2006, to $128,661 from $96,450 for the comparable six month period ended in 2005, or an increase of $32,211. This increase in the current six month period is mainly attributable to increased costs incurred on the Summit site aggregating $50,174 and was offset by decreased costs incurred at the Ortiz site aggregating $24,082.

General and administrative increased to $647,254 for the six months ended December 31, 2006, from $567,953 for the comparative six month period ended December 31, 2005, an increase of $79,301. The increase in the current six-month period is mainly attributable to increase in legal and accounting fees aggregating $68,170, increased payroll burden of $29,413 and increased financing costs of $79,733.. These increases were offset by decreases in consulting and investor relation expenses of $12,689 and a decrease in rent on leased property of $90,000.

General and administrative stock compensation decreased to $20,011 for the six months ended December 31, 2006, from $1,357,799 for the comparative six months ended December 31, 2005, a decrease of $1,337,768. This decrease is attributable to no stock compensation transactions in the area of investor relations and related parties in the current six months ended December 31, 2006.

Other Income and Expenses

Other income and expenses for the six months ended December 31, 2006, were $(1,044,047) as compared to $(35,380} for the comparable six months ended December 31, 2005. The increase in other expenses incurred in the current six month period of $(1,008,667) is mainly attributable to the increase in accretion of discounts on notes payable and lease liability and interest expense aggregating $(878,075), a reduction in the current period gain on conversion of debt and relief of debt of $(157,163), and is offset by an increase of interest income of $31,840.

Gain (loss) on Derivative Financial Instruments

We recognized a loss on derivative financial instruments of $(1,203,156) for the six months ended December 31, 2006, as compared to a loss of $(1,230,855) for the prior year comparable six month period. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. The financing lease derivative was eliminated in the current six month period under a Real Property Purchase Agreement. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss in the six months ended December 31, 2006, is mainly attributable to additional funds raised and changes to the terms and conditions of the senior secured convertible notes that were issued on March 21, 2006. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Gain on Settlement of Financing Lease Liability

On November 3, 2006, we recognized a gain aggregating $3,521,817 on a Real Property Purchase Agreement transaction with Muzz Investments, LLC for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The gain was determined net of estimated costs associated with the transaction.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of the our business strategies, we will require significant additional working capital. We also will require additional working capital funds for continuing payments for necessary corporate personnel, and related general and administrative expenses.

As of December 31, 2006, we had cash-on-hand of $1,540,343, a working capital deficit of $7,209,507, which is mainly attributable to non-cash derivative instrument liabilities of $6,895,100, and an accumulated deficit of $43,919,198. The improved cash position and working capital at December 31, 2006, is a direct result of the Company completing a secured convertible debenture debt facility on March 21, 2006, and a modification and additional funding received under the facility on September 6, 2006.

We currently are pursuing a joint venture or sale of the mica operation. Management has determined that in the long run it would be significantly more beneficial for the Company to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

During the period ended September 30, 2006, we amended the senior secured convertible notes, additional investment rights and warrants and received additional funding of $1,000,000. We incurred fees and expenses associated with the amendment of $100,000.

We anticipate that our operations through fiscal 2007 will be funded from the balance of proceeds from these placements; sale of our securities and possibly through the exercise of certain options and warrants. While we believe that we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

We intend to seek to have our securities quoted on the OTC Bulletin Board in 2007, which may provide a better ability to attract investors. We are in process of completing the Company’s Securities Act filings to facilitate this process.

Factors Affecting Future Operating Results

Management has developed a plan to place the Company on an improved financial footing. Important elements of the plan include becoming compliant in the filing of our annual and quarterly financial statements, continuing to raise interim funding to provide for deployment of operations on our various property sites and restructuring of debt with secured creditors. An important priority has been to bring the financial reports current. The Company completed a $2,500,000 debt facility on March 21, 2006, to provide for interim financing of the Company’s activities and initial deployment of the Company’s business strategies. This debt facility was amended on September 6, 2006, and provided an additional funding of $1,000,000. During the current quarter, we have eliminated the majority of debt with secured creditors.

During the period ended December 31, 2006, we finalized a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company's 60% ownership interest in real estate and buildings at our Glendale, Arizona location. Under the terms of the agreement, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

During the period ended December 31, 2006, a director exercised options to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000.

If we are able to continue to secure additional interim financing on terms acceptable to the Company, continue to restructure debt and obtain the additional required project financing, we will be in a position to deploy our business plan on mining operations.

Off-Balance Sheet Arrangements

During the three and six months ended December 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2006, as part of the Real Property Purchase Agreement (“the Agreement”) with Muzz, we provided for the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz at the warrant exercise price of $0.50 per share. As part of the Agreement, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease. No cash proceeds were received in the transaction.

On November 15, 2006, a director exercised options to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000. No cash proceeds were received in the transaction.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS

(a)	The following exhibits are filed as part of this report:

	31.1	Certification of Chief Executive officer and Chief accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

	32.1	Certification of Chief Executive officer and Chief accounting Officer pursuant to 18 U.S.C.– Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZCO MINING INC

Date: February 19 , 2007	By:	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Principal Accounting Officer