Form 10QSB
period 2007-03-31
AZCO MINING INC
filed 2007-05-14
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number: 0-20430

AZCO MINING INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1128 Pennsylvania NE, Suite 200
Albuquerque, NM 87110
(Address of principal executive offices)

(505) 255-4852
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No   [X]

Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the Exchange Act).
Yes [   ]    No   [X]

The number of shares outstanding of each of the issuer’s classes of common equity was 70,499,131 shares of common stock, par value
$0.002, as of May 7, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [   ]    No   [X]

AZCO MINING INC.
INDEX TO FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2007

Part I
Financial Information

Item 1. Financial Statements

AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$990,737
Prepaid expenses	164,170
Total Current Assets	1,154,907
CAPITAL ASSETS:
Mineral properties	282,000
Machinery and equipment, net	992,745
Buildings, net	37,000
1,311,745
OTHER ASSETS:
Idle plant and equipment, net	1,581,000
Restricted cash	178,658
Deposit	2,683
Deferred financing costs	162,554
1,924,895
$4,391,547

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$989,862
Line of credit	73,145
Convertible debentures payable, less discount of $1,799,022	1,037,225
Derivative instrument liabilities	5,853,002
Total Current Liabilities	7,953,234

LONG TERM LIABILITIES:
Asset retirement obligation	74,059
Total Liabilities	8,027,293

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 69,616,700 shares issued and outstanding	139,234
Additional paid in capital	40,908,128
Deferred compensation	(26,538)
Accumulated (deficit)	(44,656,570)
Total Stockholders' (Deficit)	(3,635,746)
$4,391,547

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
SALES	$-	$1,205	$7,201	$7,100

OPERATING COSTS AND EXPENSES:
Mine related costs	105,995	41,427	234,655	137,877
General and administrative	348,415	273,403	995,669	841,356
General and administrative - stock compensation	8,846	444,362	28,858	1,802,141
Depreciation and amortization	1,969	6,170	11,946	18,511
Accretion of asset retirement obligation	1,250	1,250	3,750	3,750
	466,475	766,612	1,274,878	2,803,635

(LOSS) FROM OPERATIONS	(466,475)	(765,407)	(1,267,677)	(2,796,535)

OTHER INCOME (EXPENSE):
(Loss) gain on sale of asset	-	-	(7,500)	750
Gain on conversion of debt	-	-	-	119,667
Gain (adjustment) on settlement of financing lease liability	(12,911)	-	3,508,906	-
Miscellaneous income	4,735	-	4,735	-
Relief of debt	-	-	893	38,389
Foreign currency translation gain (loss)	(377)	38	1,179	(1,387)
Gain (loss) on derivative instrument liabilities	1,042,098	356,829	(1,225,917)	(874,026)
Interest income	13,086	3,121	46,606	4,801
Accretion of discounts on notes payable and lease liability	(1,093,730)	(57,925)	(1,960,272)	(170,108)
Interest expense	(223,798)	(26,175)	(429,772)	(108,433)
	(270,897)	275,888	(61,142)	(990,347)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(737,372)	(489,519)	(1,328,819)	(3,786,882)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(737,372)	$(489,519)	$(1,328,819)	$(3,786,882)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Basic and Diluted - Weighted Average Number of
Common Shares Outstanding	68,783,331	63,458,945	66,438,952	59,091,006

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,328,819)	$(3,786,882)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation and amortization	11,946	18,511
Stock compensation	28,858	1,802,141
Interest expense paid with issuance of stock	157,570	-
Accretion of asset retirement liability	3,750	3,750
Accretion of discount on debt liabilities	1,960,272	170,108
Loss (gain) on sale of equipmemt	7,500	(750)
Relief of debt	(893)	(38,389)
Gain on settlement of financing lease liability	(3,508,906)	-
Gain on conversion of debt	-	(119,667)
Foreign currency translation (gain) loss	(1,179)	1,387
Deferred finance costs	128,916	-
Loss on derivative instrument liability	1,225,917	874,026
Net change in current assets and liabilities:
Prepaid expenses	(2,308)	(43,309)
Deposit	(2,683)	-
Accounts payable and accrued liabilities	(31,596)	112,835
Accrued financing lease payable	180,000	405,000
Net Cash (Used in) Operating Activities	(1,171,655)	(601,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	2,500	750
Fixed asset addition	(5,500)	-
Net Cash Provided by (Used in) Investing Activities	(3,000)	750

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,033,241
Proceeds from convertible debenture notes	1,000,000	2,430,000
Deferred finance costs	(100,000)	(232,500)
Net cash Provided by Financing Activities	900,000	3,230,741

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(274,655)	2,630,252

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,265,392	20,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$990,737	$2,650,353

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

The Company incurred a net loss of ($1,328,819) for the nine months ended March 31, 2007, and has a total accumulated deficit of ($44,656,570) at March 31, 2007. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 – SALE OF REAL PROPERTY AND SETTLEMENT OF FINANCING LEASE

On November 3, 2006, the Company concluded a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The sale included approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the Agreement, the Company retained ownership of its mica processing equipment installed in the mill building. In January 2007, the Company removed the equipment and transported it to a storage site for future use. The equipment is included in idle equipment in the accompanying financial statements. As part of the transaction, the Company also agreed to provide for the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz. In consideration for Company’s entry into the Real Property Purchase Agreement and the issue of the unregistered stock in settlement of the Muzz warrants, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

The Muzz transaction eliminates liabilities aggregating approximately $5,575,000, consisting of debt obligations related to the lease aggregating approximately $4,936,500 and a derivative financial liability associated with the Muzz warrants of approximately $638,500; removes a net book value of property and equipment of approximately $533,000 and deferred lease costs of $86,100; and, in connection with the exercise of the 2,550,000 Muzz warrants, results in an equity entry of $1,275,000. The Company recognized a gain on the transaction of $3,521,817, net of costs associated with the transaction, in our financial statements for the quarter ended December 31, 2006. Additional costs attributable to the transaction were incurred in the quarter ended March 31, 2007, aggregating $12,911, resulting in an adjusted gain of $3,508,906.

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

Stock-Based Compensation – Transition and Disclosure

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company had no stock based compensation to employees for the nine months ended March 31, 2007 and 2006.

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

In December 2004, FASB issued SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123R”) and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes ABP Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the Company’s quarterly period that began on July 1, 2006, the Company adopted the provisions of SFAS No. 123R and is required to expense the fair value of employee stock options and similar awards in the financial statements. The Company had no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

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

On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 22, 2006 and September 6, 2006. Under terms of this Amendment 2, the date by which the Company is required to file a registration statement with the Securities and Exchange Commission has been extended from November 5, 2006, until April 30, 2007 (filed March 23, 2007), and the date by which such registration statement is required to be declared effective, has been extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital, from the current authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The fair value of the derivative instruments liability for these warrants at the time of issuance, was determined to be $1,773,013 with the following assumptions: (1) risk free interest rate of 4.67%, (2) remaining contractual life of 5 years, (3) expected stock price volatility of 115.5%, and (4) expected dividend yield of zero.

The fair value of the derivative instruments liability at June 30, 2006, was determined to be $3,983,960 with the following assumptions: (1) risk free interest rate of 5.1% to 5.24%, (2) remaining contractual life between 0.55 - 4.7 years, (3) expected stock price volatility of 114.07%, and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at March 31, 2007, was determined to be $5,853,002 with the following assumptions: (1) risk free interest rate of

4.54% to 4.90%, (2) remaining contractual life between 0 .75 - 4.9 years, (3) expected stock price volatility of 115.04%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the nine-months ended March 31, 2007, of $(1,225,917) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through March 31, 2007, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2006	March 31, 2007	March 31, 2007
Financing Lease Payable Derivative	$1,814,990	$--	$1,814,990

Convertible Debenture:
Compound Embedded Derivatives	790,368	1,512,052	(721,684)
Additional Investment Rights	672,578	1,472,661	(800,083)
Purchase Agreement Warrants	706,024	1,489,235	(783,211)
Amendment 2 Warrants	--	1,379,054	(1,379,054)
Totals	$3,983,960	$5,853,002	(1,869,042)

Derivative Expense Related to:
Sale of property for debt disposition on lease liabilities			(638,537)
Convertible Debenture Issuance			1,281,662
			$(1,225,917)

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

The Company used the Black-Scholes option model to determine the fair value of the additional warrants and Additional Investment Rights issued, the fair value of the embedded conversion option related to the increased principal amount of the convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and Additional Investment Rights from $1.58 to $1.00. The aggregate fair values exceeded the additional proceeds received, and the difference of $2,400,000 was recognized as a charge to loss on derivative liabilities in the period ended September 30, 2006. Because the convertible note had no net initial carrying value and the modifications made to the notes resulted in no additional carrying value (because the fair value of the additional derivative instruments issued exceeded the proceeds received), the Company re-computed, as of the date of the amendment, the effective interest rate on the convertible notes to accrete the earring value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 22, 2006 and September 6, 2006. Under terms of the amendment, the date by which the Company is required to file a registration statement with the Securities and Exchange Commission has been extended from November 5, 2006, until April 30, 2007, and the date by which such registration statement is required to be declared effective, has been extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital, from the current authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The amendment also provided provisions for the Company to pay the February 1, 2007, and March 1, 2007, monthly installments in common stock without being subject to Equity Conditions of the Note Agreements at a reduced conversion price of $0.80 per share for the Agreement price of $1.00 per share and provisions for other monthly principal installments made in unregistered common stock occurring after March 20, 2007. On March 10, 2007, the Company paid the principal installments due February 1, March 1 and April 1, 2007, aggregating $1,102,986, with the issuance of 1,102,988 of the Company’s common stock. The Company recognized interest expense of $157,570 on the conversion due to the discount on the February 1 and March 1, 2007 conversion shares.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

Royalty Agreement

The Company, in connection with a director’s contribution of capital in November 2006, granted the director a 25% net proceeds royalty interest in the 67 unpatented mining claims located in Yavapai County, Arizona, toward an end settlement of $600,000.

Office Lease

Effective March 1, 2007, the Company entered into a lease for office space in Albuquerque, New Mexico, for a period of three years. The terms of the lease provide for the following minimum rental payments:

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

On March 10, 2007, the Company issued 1,102,988 shares of common stock at an average price approximating $1.00 per share, for a principal reduction of the convertible debenture notes payable aggregating $945,416 and recognizing interest expense of $157,570.

Stock Options and Warrants

In connection with the private placement of the convertible debenture notes, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants have an exercise price of $1.58 and a term of three years. The warrants were valued at $67,266 using the Black-Scholes option pricing model using a volatility of 111.95%, risk free interest rate of 4.62% and an expected life of 3.0 years. At June 30, 2006, $55,396 of this amount was classified as deferred compensation. During the nine-months ended March 31, 2007, $28,858 was recorded as general and administrative stock compensation expense and the balance of $26,538 was classified as deferred compensation at March 31, 2007.

On September 6, 2006, the Company amended the terms of the March 21, 2006, private placement of senior secured convertible notes and in connection with the amendment, the Company issued 1,099,159 additional common stock warrants, extended the expiry date of the warrants to September 6, 2011, and reduced the exercise price from $1.58 to $1.00.

On February 23, 2007, the Company issued 1,750,000 warrants in connection with the amendment to the convertible debenture notes, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years.

Stock option and warrant activity, both within the Plan and outside of the Plan, for the nine months ended March 31, 2007 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2006	11,550,000	$0.11	3,466,142	$0.80
Granted	---	---	2,849,159	$1.15
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	(2,000,000)	---	(2,550,000)	$(0.50)
Outstanding at March 31, 2007	9,550,000	$0.11	3,765,301	$1.14

Stock options and warrants outstanding and exercisable at March 31, 2007, are as follows:

OUTSTANDING AND			OUTSTANDING AND
EXERCISABLE OPTIONS			EXERCISABLE WARRANTS
		Weighted			Weighted
Exercise		Average	Exercise		Average
Price		Exercise	Price		Exercise
Range	Number	Price	Range	Number	Price
$0.10	5,000,000	$0.10	$1.00	1,965,301	$1.00
$ 0.11	4,500,000	$0.11	$1.25	1,750,000	$1.25
$1.24	50,000	$1.24	$2.50	50,000	$2.50
	9,550,000	$0.11		3,765,301	$1.14

NOTE 8 – SUBSEQUENT EVENTS

In April 2007, Company paid the principal installment on the convertible notes payable due May 1, 2007, of $315,140, with the issuance of 315,140 shares of the Company’s common stock. The Company paid accrued interest aggregating $39,340 with the issuance of 42,728 shares of the Company’s common stock. Also, the Company issued and additional 51,839 shares of the Company’s common stock to true-up the stock issued for the principal payments for March and April 2007. The aggregate value of shares was $41,497 and this amount will be charged to interest expense in the quarter ending June 30, 2007.

In May 2007, Company paid the principal installment on the convertible notes payable due June 1, 2007, of $315,140, with the issuance of 315,140 shares of the Company’s common stock. The Company issued and additional 157,584 shares of the Company’s common stock to true-up the stock issued for the principal payment for May 2007. The aggregate value of shares was $110,309 and this amount will be charged to interest expense in the quarter ending June 30, 2007.

On April 18, 2007, the Company entered into a marketing agreement (“the BMM Agreement”) with BullMarketMadness.com, LLC (“BMM”). The initial term of the contract is for one year. The BMM Agreement provides for cash payments aggregating $64,000, arrangement for an initial delivery of 50,000 shares of the Company’s common stock, a two year option for 200,000 shares of the Company’s common stock at an exercise price of $1.25 and the arrangement for delivery of an additional 50,000 shares of the Company’s common stock should the Company be successful in gaining a listing on the American Stock Exchange within the term of the BMM Agreement. The BMM Agreement also provides for a finder’s fee agreement should BBM introduce an entity to the Company that would result in an acquisition, merger or combination.

On April 25, 2007, the Board of Directors (“the Board”) appointed Dr. John E. Frost to the Board, effective May 7, 2007. The Board also approved for inclusion into a proxy statement, an increase in the authorized capital to 200 million shares, authorization of a preferred share class of stock, authorization of a stock option plan for employees, key personnel and directors, and authorization for a change in the Company’s name. The Board also approved the issuance to Ryan Carson of a 50,000 five-year stock option with an exercise price of $0.74, the closing price on the date of grant.

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

Basis of Presentation and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due.

The Company incurred a net loss of ($1,328,819) for the nine months ended March 31, 2007, and has a total accumulated deficit of ($44,656,570) at March 31, 2007. To continue as a going concern, we are dependent on continued fund raising for project development. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. We have $990,737 cash on hand at March 31, 2007. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures and deploy our current business strategies. At March 31, 2007, based upon our current working capital utilization rate, we have working capital to fund approximately seven months of operations.

The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2007 and 2006

Sales

We had sales of $0 for the quarter ended March 31, 2007, as compared to $1,205 for the quarter ended March 31, 2006. The decrease in sales is a result of cessation of sales of mica-filled plastic pellets. The mica was sourced from inventory from prior production that had no carrying value. The Company has no mica pellets available for sale and is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs increased in the quarter ended March 31, 2007, to $105,995 from $41,427 for the comparable quarter ended in 2006, or an increase of $64,568. This increase in the current quarter is mainly attributable to increased costs incurred on the Summit site aggregating $75,459 and offset by a decrease in property taxes of $5,800, and reduced costs incurred on the Ortiz site.

General and administrative increased to $348,415 for the quarter ended March 31, 2007, from $273,403 for the comparative quarter ended March 31, 2006, an increase of $75,012. The increase in the current quarter is mainly attributable to increases in consulting and investor relation expenses of $77,026, an increase in accounting and legal fees of $75,600, an increase in financing fees of $51,184 and corporate office relocation expense of $5,000. These increases were mainly offset by a decrease in rent expense on leased property of $135,000, which was attributable to the financing lease.

General and administrative stock compensation decreased to $8,846 for the quarter ended March 31, 2007, from $444,362 for the comparative quarter ended March 31, 2006, a decrease of $435,516. This decrease is attributable to no new stock compensation transactions in the areas of investor relations and related parties in the current quarter.

Other Income and Expenses

Other income and expenses for the quarter ended March 31, 2007, were $(270,897) as compared to $275,888 for the comparable quarter ended March 31, 2006. The increase in other expenses incurred in the current quarter of $(546,785) is mainly attributable to the increase in accretion of discounts on notes payable and lease liability aggregating $(1,035,805) and interest expense of $(197,623), mainly consisting of interest recognized on debt conversion, and was offset in the current period by an increased gain on derivative instruments liability of $685,269.

Gain on Derivative Financial Instruments

We recognized a gain on derivative financial instruments of $1,042,098 for the quarter ended March 31, 2007, as compared to a gain of $356,829 for the prior year comparable period. The non-cash gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. The financing lease derivative was eliminated in the quarter ending December 31, 2006, under a Real Property Purchase Agreement. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain in the quarter ended March 31, 2007, is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and offset by the issuance of 1,750,000 additional warrants to the debenture note holders. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2007 and 2006

Sales

We had sales for the nine months ended March 31, 2007, of $7,201 as compared to $7,100 for the nine months ended March 31, 2006. Sales are a result of sales of mica-filled plastic pellets. The mica was sourced from inventory from prior production that had no carrying value. The Company has no mica pellets available for sale and is not actively marketing the mica pellets.

Operating Costs and Expenses

Mine related costs increased for the nine months ended March 31, 2007, to $234,656 from $137,877 for the comparable nine month period ended in 2005, or an increase of $96,779. This increase in the current nine month period is mainly attributable to increased costs incurred on the Summit site aggregating $121,977 and was offset by decreased costs incurred at the Ortiz site aggregating $30,355.

General and administrative increased to $995,669 for the nine months ended March 31, 2007, from $841,356 for the comparative nine month period ended March 31, 2006, an increase of $154,313. The increase in the current nine-month period is mainly attributable to increases in legal and accounting fees aggregating $152,770, payroll burden of $27,992, insurance costs of $8,970, filing fees of $8,066, consulting and investor relation expenses of $49,366, corporate office relocation expense of $5,000 and financing costs of $130,918. These increases were mainly offset by decreases office expenses aggregating $6,724 and a decrease in rent on leased property of $225,000 that was attributable to the financing lease.

General and administrative stock compensation decreased to $28,857 for the nine months ended March 31, 2007, from $1,802,141 for the comparative nine months ended March 31, 2006, a decrease of $1,773,284. This decrease is attributable to no new stock compensation transactions in the area of investor relations and related parties in the current nine months ended March 31, 2007.

Other Income and Expenses

Other income and expenses for the nine months ended March 31, 2007, were $(61,142) as compared to $(990,347) for the comparable nine months ended March 31, 2006. The increase in other income incurred in the current nine-month period of $929,205 is mainly attributable to the gain on settlement of a financing lease liability aggregating $3,508,906 and increased interest income of $41,805. The increased income was offset by increased accretion of discounts on notes payable and lease liability of $ (1,790,164), increased interest expense of $(321,339), an increase loss on derivative instruments liability of $ (351,891), a decrease in relief of debt of $(37,496) and a decrease in gain on conversion of debt of $(119,667).

Gain (loss) on Derivative Financial Instruments

We recognized a loss on derivative financial instruments of $(1,225,917) for the nine months ended March 31, 2007, as compared to a loss of $(874,026) for the prior year comparable nine-month period. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. The financing lease derivative was eliminated in our quarter ended December 31, 2006, under a Real Property Purchase Agreement. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss in the nine months ended March 31, 2007, is mainly attributable to additional funds raised and changes to the terms and conditions of the senior secured convertible notes that were issued on March 21, 2006, and to an additional 1,750,000 warrants issued to the debenture note holders in February 2007. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Gain on Settlement of Financing Lease Liability

On November 3, 2006, we recognized a gain aggregating $3,521,817 on a Real Property Purchase Agreement transaction with Muzz Investments, LLC for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The gain was reduced in the quarter ended March 31, 2007, by additional costs incurred aggregating $12,911 that was attributable to the transaction resulting in a net gain at March 31, 2007, of $3,508,906.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital funds for continuing payments for necessary corporate personnel, and related general and administrative expenses.

As of March 31, 2007, we had cash-on-hand of $990,737, a working capital deficit of $6,798,327, which is mainly attributable to non-cash derivative instrument liabilities of $5,853,002, and an accumulated (deficit) of $(44,656,570). The improved cash position and working capital at March 31, 2007, is a direct result of the Company completing a secured convertible debenture debt facility on March 21, 2006, and a modification and additional funding received under the facility on September 6, 2006. At March 31, 2007, based upon our current working capital utilization rate, we have working capital to fund approximately seven months of operations.

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

We anticipate that our operations through fiscal 2007 will be funded from the balance of proceeds from these placements, from sale of our securities and possibly through the exercise of certain options and warrants. While we believe that we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If management’s plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

Pursuant to the terms and conditions of our convertible debenture notes, we filed a SB-2 Registration Statement with the Securities Exchange Commission (“SEC”) on March 26, 2007. The Registration Statement is in process of review by the SEC.

Factors Affecting Future Operating Results

Management has developed a plan to place the Company on an improved financial footing. An important element of the plan includes continuing to raise interim funding to provide for deployment of operations on our various property sites and restructuring of debt with secured creditors. An important priority has been to bring the financial reports current. The Company completed a $2,500,000 debt facility on March 21, 2006, to provide for interim financing of the Company’s activities and initial deployment of the Company’s business strategies. This debt facility was amended on September 6, 2006, and provided an additional funding of $1,000,000. During the quarter ended December 31, 2006, we eliminated significant debt with secured creditors.

During the period ended December 31, 2006, we finalized a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of our 60% ownership interest in real estate and buildings at our Glendale, Arizona location. Under the terms of the agreement, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

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

If we are able to continue to secure additional interim financing on terms acceptable to the Company and to obtain additional required project financing, we will be in a position to deploy our business plan on mining operations.

Off-Balance Sheet Arrangements

During the three and nine months ended March 31, 2007, we did not engage in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2007, we issued 1,102,988 shares of common stock at an average price approximating $1.00 per share, for a principal reduction of the convertible debenture notes payable aggregating $945,416 and recognizing interest expense of $157,570.

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

Dated: May 11, 2007	AZCO MINING INC,

By: /s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Principal Accounting Officer