Form 10QSB/A
period 2006-12-31
AZCO MINING INC
filed 2007-06-21
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Yes [   ]  No [ x ]

The number of shares outstanding of each of the issuer’s classes of common equity was 71,082,286 shares of common stock, par value $0.002, as of June 14, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [   ]  No [ x ]

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the fiscal quarter ended December 31, 2006, is being filed for the purpose correcting an error and restating the financial statements referencing the elimination of a derivative financial liability associated with the exercise of warrants, as described in more detail in Note 3 to the Unaudited Consolidated Financial Statements.

2

AZCO MINING INC.
INDEX TO FORM 10-QSB/A
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Part I
Financial Information
Item 1. Financial Statements
AZCO MINING INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006
(UNAUDITED)

ASSETS	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$1,540,343
Prepaid expenses	116,003
Total Current Assets	1,656,346

CAPITAL ASSETS:
Mineral properties	282,000
Machinery and equipment, net	994,714
Buildings, net	37,000
1,313,714

OTHER ASSETS:
Idle plant and equipment, net	1,581,000
Restricted cash	178,658
Deferred financing costs	198,737
1,958,395
$4,928,455

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,008,698
Line of credit	73,145
Convertible debentures payable, less discount of $2,892,752	888,910
Derivative instrument liabilities	6,895,100
Total Current Liabilities	8,865,853

LONG TERM LIABILITIES:
Asset retirement obligation	72,809
Total Liabilities	8,938,662

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 68,513,712 shares issued and outstanding	137,028
Additional paid in capital	40,445,885
Deferred compensation	(35,385)
Accumulated (deficit)	(44,557,735)
Total Stockholders' (Deficit)	(4,010,207)

$4,928,455

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Restated)		(Restated)
SALES	$7,201	$5,500	$7,201	$5,895

OPERATING COSTS AND EXPENSES:
Mine related costs	58,405	85,368	128,661	96,450
General and administrative	276,529	311,370	647,254	567,953
General and administrative - stock compensation	8,846	340,283	20,011	1,357,779
Depreciation and amortization	3,593	6,171	9,977	12,341
Accretion of asset retirement obligation	1,250	1,250	2,500	2,500
	348,623	744,442	808,403	2,037,023

(LOSS) FROM OPERATIONS	(341,422)	(738,942)	(801,202)	(2,031,128)

OTHER INCOME (EXPENSE):
(Loss) gain on sale of asset	(7,500)	750	(7,500)	750
Gain on conversion of debt	-	119,667	-	119,667
Gain on settlement of financing lease liability	2,883,280	-	2,883,280	-
Relief of debt	893	38,389	893	38,389
Foreign currency translation gain (loss)	1,553	127	1,556	(1,425)
(Loss) on derivative instrument liabilities	(1,203,156)	(1,009,440)	(2,268,015)	(1,230,855)
Interest income	21,037	1,005	33,520	1,680
Accretion of discounts on notes payable and lease liability	(484,325)	(56,694)	(866,542)	(112,183)
Interest expense	(79,213)	(40,517)	(205,974)	(82,258)
	1,132,569	(946,713)	(428,782)	(1,266,235)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	791,147	(1,685,655)	(1,229,984)	(3,297,363)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$791,147	$(1,685,655)	$(1,229,984)	$(3,297,363)

Basic and Diluted (Loss) Per Common Share	$0.01	$(0.01)	$(0.02)	$(0.06)

Basic and Diluted - Weighted Average Number of
Common Shares Outstanding	66,620,777	61,084,086	65,292,245	56,954,514

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,229,984)	$(3,297,363)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation and amortization	9,977	12,341
Stock compensation	20,011	1,357,779
Accretion of asset retirement liability	2,500	2,500
Accretion of discount on debt liabilities	866,542	112,183
Loss (gain) on sale of equipmemt	7,500	(750)
Relief of debt	(893)	(38,389)
Gain on settlement of financing lease liability	(2,883,280)	-
Gain on conversion of debt	-	(119,667)
Foreign currency translation (gain) loss	(1,556)	1,425
Loss on derivative instrument liability	2,268,015	1,230,855
Net change in current assets and liabilities:
Prepaid expense	45,859	(4,427)
Deferred finance costs	92,733	-
Accounts payable and accrued liabilities	(68,223)	42,515
Accrued interest - related party	33,750	70,667
Accrued interest - other	35,000	-
Accrued lease payments	180,000	270,000
Net Cash (Used in) Operations	(622,049)	(360,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	2,500	750
Fixed asset addition	(5,500)	-
Net Cash Provided by (Used in) Investing Activities	(3,000)	750

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	921,491
Proceeds from convertible debenture notes	1,000,000	-
Deferred finance costs	(100,000)	-
Net cash Provided by Financing Activities	900,000	921,491

NET INCREASE IN CASH AND CASH EQUIVALENTS	274,951	561,910

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,265,392	20,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,540,343	$582,011

The accompanying notes are an integral par tof the consolidated financial statements.

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

The Company incurred a net loss of ($1,229,984) for the six months ended December 31, 2006, and has a total accumulated deficit of ($44,557,735) at December 31, 2006. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

The Muzz transaction eliminates liabilities aggregating approximately $5,575,000, consisting of debt obligations related to the lease aggregating approximately $4,936,500 and a derivative financial liability associated with the Muzz warrants of approximately $638,500 that was reclassified to equity; removes a net book value of property and equipment of approximately $533,000 and deferred lease costs of $86,100; and, in connection with the exercise of the 2,550,000 Muzz warrants, results in an equity entry of $1,275,000. The Company recognized a gain on the transaction of $2,883,280, net of estimated costs associated with the transaction, in the financial statements in the quarter ended December 31, 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Elimination of Derivative Financial Liability and Correction of an Error

The Company originally treated the elimination the associated derivative financial liability as a component of the total sales transaction. A subsequent review of EITF 00-19 disclosed that the transaction should be a two-step transaction. The adjusted derivative financial liability at the time of the transaction would be reclassified from a liability to equity as the associated warrants were exercised at the time of the transaction. The Company has herein restated the elimination of the associated derivative financial liability to reflect EITF 00-19. The correction increased Additional Paid in Capital on the balance sheet by $638,537 and reduced the Gain on Settlement of Financing Lease Liability by an offsetting amount in the Statement of Operations. Basic and diluted income (loss) per share was affected by a reduction and an increase of $0.01 per share, respectively.

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

The fair value of the derivative instruments liability at June 30, 2006, was determined to be $3,983,960 with the following assumptions: 1) risk free interest rate of 5.1% to 5.24%, (2) remaining contractual life between ..55 - 4.7 years, (3) expected stock price volatility of 114.07% and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at December 31, 2006, was determined to be $6,895,100 with the following assumptions: (1) risk free interest rate of 4.70% to 5.00%, (2) remaining contractual life between 1.0 - 4.7 years, (3) expected stock price volatility of 116.28% and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the six-months ended December 31, 2006, of $(2,268,015) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through December 31, 2006, was as follows:

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

Stock Options and Warrants

In connection with the private placement of the convertible debenture notes, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants have an exercise price of $1.58 and a term of three years. The warrants were valued at $67,266 using the Black-Scholes option pricing model using a volatility of 111.95%, risk free interest rate of 4.62% and an expected life of 3.0 years. At June 30, 2006, $55,396 of this amount was classified as deferred compensation. During the six-months ended December 31, 2006, $20,011 was recorded as general and administrative stock compensation expense and the balance of $35,385 was classified as deferred compensation at December 31, 2006.

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

GENERAL

Azco Mining Inc. (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on financing efforts to: (1) conduct engineering studies on our Summit silver-gold property located in New Mexico, (2) conduct further studies on our Ortiz gold project located in New Mexico, (3) fund the reopening and enhancement of our Black Canyon mica project located in Arizona and (4) acquire high quality gold, silver and/or copper properties.

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

The Company incurred a net loss of ($1,229,984) for the six months ended December 31, 2006, and has a total accumulated deficit of ($44,557,735) at December 31, 2006. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Gain on Settlement of Financing Lease Liability

On November 3, 2006, we recognized a gain aggregating $2,883,280 on a Real Property Purchase Agreement transaction with Muzz Investments, LLC for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The gain was determined net of estimated costs associated with the transaction.

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

General and administrative increased to $647,254 for the six months ended December 31, 2006, from $567,953 for the comparative six month period ended December 31, 2005, an increase of $79,301. The increase in the current six-month period is mainly attributable to increase in legal and accounting fees aggregating $68,170, increased payroll burden of $29,413 and increased financing costs of $79,733. These increases were offset by decreases in consulting and investor relation expenses of $12,689 and a decrease in rent on leased property of $90,000.

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

Gain (loss) on Derivative Financial Instruments

We recognized a loss on derivative financial instruments of $(2,268,015) for the six months ended December 31, 2006, as compared to a loss of $(1,230,855) for the prior year comparable six month period. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. The financing lease derivative was eliminated in the current six month period under a Real Property Purchase Agreement. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss in the six months ended December 31, 2006, is mainly attributable to additional funds raised and changes to the terms and conditions of the senior secured convertible notes that were issued on March 21, 2006. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Gain on Settlement of Financing Lease Liability

On November 3, 2006, we recognized a gain aggregating $2,883,280 on a Real Property Purchase Agreement transaction with Muzz Investments, LLC for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The gain was determined net of estimated costs associated with the transaction.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital funds for continuing payments for necessary corporate personnel, and related general and administrative expenses.

As of December 31, 2006, we had cash-on-hand of $1,540,343, a working capital deficit of $7,209,507, which is mainly attributable to non-cash derivative instrument liabilities of $6,895,100, and an accumulated deficit of $44,557,735. The improved cash position and working capital at December 31, 2006, is a direct result of the Company completing a secured convertible debenture debt facility on March 21, 2006, and a modification and additional funding received under the facility on September 6, 2006.

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

Dated: June 18 , 2007	AZCO MINING INC,

	By:	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Principal Accounting Officer