Form 10QSB/A
period 2007-03-31
AZCO MINING INC
filed 2007-06-21
CIK 851726

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

Yes [   ]  No [ x ]

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2007, is being filed for the purpose correcting an error and restating the financial statements referencing the elimination of a derivative financial liability associated with the exercise warrants, as described in more detail in Note 3 to the Unaudited Consolidated Financial Statements.

AZCO MINING INC.
INDEX TO FORM 10-QSB/A
FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Part I
Financial Information

Item 1. Financial Statements

AZCO MINING INC.
March 31, 2007
(UNAUDITED)

ASSETS	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$990,737
Prepaid expenses	164,170
Total Current Assets	1,154,907
CAPITAL ASSETS:
Mineral properties	282,000
Machinery and equipment, net	992,745
Buildings, net	37,000
1,311,745
OTHER ASSETS:
Idle plant and equipment, net	1,581,000
Restricted cash	178,658
Deposit	2,683
Deferred financing costs	162,554
1,924,895
$4,391,547

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$989,862
Line of credit	73,145
Convertible debentures payable, less discount of $1,799,022	1,037,225
Derivative instrument liabilities	5,853,002
Total Current Liabilities	7,953,234

LONG TERM LIABILITIES:
Asset retirement obligation	74,059
Total Liabilities	8,027,293

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 100,000,000 shares
authorized and 69,616,700 shares issued and outstanding	139,234
Additional paid in capital	41,546,665
Deferred compensation	(26,538)
Accumulated (deficit)	(45,295,107)
Total Stockholders' (Deficit)	(3,635,746)
$4,391,547

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
			(Restated)
SALES	$-	$1,205	$7,201	$7,100

OPERATING COSTS AND EXPENSES:
Mine related costs	105,995	41,427	234,655	137,877
General and administrative	348,415	273,403	995,669	841,356
General and administrative - stock compensation	8,846	444,362	28,858	1,802,141
Depreciation and amortization	1,969	6,170	11,946	18,511
Accretion of asset retirement obligation	1,250	1,250	3,750	3,750
	466,475	766,612	1,274,878	2,803,635

(LOSS) FROM OPERATIONS	(466,475)	(765,407)	(1,267,677)	(2,796,535)

OTHER INCOME (EXPENSE):
(Loss) gain on sale of asset	-	-	(7,500)	750
Gain on conversion of debt	-	-	-	119,667
Gain (adjustment) on settlement of financing lease liability	(12,911)	-	2,870,369	-
Miscellaneous income	4,735	-	4,735	-
Relief of debt	-	-	893	38,389
Foreign currency translation gain (loss)	(377)	38	1,179	(1,387)
Gain (loss) on derivative instrument liabilities	1,042,098	356,829	(1,225,917)	(874,026)
Interest income	13,086	3,121	46,606	4,801
Accretion of discounts on notes payable and lease liability	(1,093,730)	(57,925)	(1,960,272)	(170,108)
Interest expense	(223,798)	(26,175)	(429,772)	(108,433)
	(270,897)	275,888	(699,679)	(990,347)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(737,372)	(489,519)	(1,967,356)	(3,786,882)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(737,372)	$(489,519)	$(1,967,356)	$(3,786,882)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Basic and Diluted - Weighted Average Number of
Common Shares Outstanding	68,783,331	63,458,945	66,438,952	59,091,006

The accompanying notes are an integral part of the consolidated financial statements.

AZCO MINING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,967,356)	$(3,786,882)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Depreciation and amortization	11,946	18,511
Stock compensation	28,858	1,802,141
Interest expense paid with issuance of stock	157,570	-
Accretion of asset retirement liability	3,750	3,750
Accretion of discount on debt liabilities	1,960,272	170,108
Loss (gain) on sale of equipmemt	7,500	(750)
Relief of debt	(893)	(38,389)
Gain on settlement of financing lease liability	(2,870,369)	-
Gain on conversion of debt	-	(119,667)
Foreign currency translation (gain) loss	(1,179)	1,387
Deferred finance costs	128,916	-
Loss on derivative instrument liability	1,225,917	874,026
Net change in current assets and liabilities:
Prepaid expenses	(2,308)	(43,309)
Deposit	(2,683)	-
Accounts payable and accrued liabilities	(31,596)	112,835
Accrued financing lease payable	180,000	405,000
Net Cash (Used in) Operating Activities	(1,171,655)	(601,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	2,500	750
Fixed asset addition	(5,500)	-
Net Cash Provided by (Used in) Investing Activities	(3,000)	750

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,033,241
Proceeds from convertible debenture notes	1,000,000	2,430,000
Deferred finance costs	(100,000)	(232,500)
Net cash Provided by Financing Activities	900,000	3,230,741

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(274,655)	2,630,252

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,265,392	20,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$990,737	$2,650,353

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

The Company incurred a net loss of ($1,967,356) for the nine months ended March 31, 2007, and has a total accumulated deficit of ($45,295,107) at March 31, 2007. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

The Muzz transaction eliminates liabilities aggregating approximately $5,575,000, consisting of debt obligations related to the lease aggregating approximately $4,936,500 and a derivative financial liability associated with the Muzz warrants of approximately $638,500 that was reclassified to equity; removes a net book value of property and equipment of approximately $533,000 and deferred lease costs of $86,100; and, in connection with the exercise of the 2,550,000 Muzz warrants, results in an equity entry of $1,275,000. The Company recognized a gain on the transaction of $2,883,280, net of costs associated with the transaction, in our financial statements for the quarter ended December 31, 2006. Additional costs attributable to the transaction were incurred in the quarter ended March 31, 2007, aggregating $12,911, resulting in an adjusted gain of $2,870,369.

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

Stock option and warrant activity, both within the Plan and outside of the Plan, for the nine months ended March 31, 2007 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2006	11,550,000	$0.11	3,466,142	$0.80
Granted	---	---	2,849,159	$1.15
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	(2,000,000)	---	(2,550,000)	$(0.50)
Outstanding at March 31, 2007	9,550,000	$0.11	3,765,301	$1.14

Stock options and warrants outstanding and exercisable at March 31, 2007, are as follows:

OUTSTANDING AND			OUTSTANDING AND
EXERCISABLE OPTIONS			EXERCISABLE WARRANTS
		Weighted			Weighted
Exercise		Average	Exercise		Average
Price		Exercise	Price		Exercise
Range	Number	Price	Range	Number	Price
$0.10	5,000,000	$0.10	$1.00	1,965,301	$1.00
$0.11	4,500,000	$0.11	$1.25	1,750,000	$1.25
$1.24	50,000	$1.24	$2.50	50,000	$2.50
	9,550,000	$0.11		3,765,301	$1.14

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

The Company incurred a net loss of ($1,967,356) for the nine months ended March 31, 2007, and has a total accumulated deficit of ($45,295,107) at March 31, 2007. To continue as a going concern, we are dependent on continued fund raising for project development. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. We have $990,737 cash on hand at March 31, 2007. We will be required to raise additional capital in equity or financing transactions in order to satisfy our expected cash expenditures and deploy our current business strategies. At March 31, 2007, based upon our current working capital utilization rate, we have working capital to fund approximately seven months of operations.

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

Other Income and Expenses

Other income and expenses for the nine months ended March 31, 2007, were $(699,679) as compared to $(990,347) for the comparable nine months ended March 31, 2006. The increase in other income incurred in the current nine-month period of $290,668 is mainly attributable to the gain on settlement of a financing lease liability aggregating $2,870,369 and increased interest income of $41,805. The increased income was offset by increased accretion of discounts on notes payable and lease liability of $ (1,790,164), increased interest expense of $(321,339), an increase loss on derivative instruments liability of $ (351,891), a decrease in relief of debt of $(37,496) and a decrease in gain on conversion of debt of $(119,667).

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

Gain on Settlement of Financing Lease Liability

On November 3, 2006, we recognized a gain aggregating $2,883,280 on a Real Property Purchase Agreement transaction with Muzz Investments, LLC for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The gain was reduced in the quarter ended March 31, 2007, by additional costs incurred aggregating $12,911 that was attributable to the transaction resulting in a net gain at March 31, 2007, of $2,870,369.

PLAN OF OPERATIONS

Liquidity and Capital Resources

To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital funds for continuing payments for necessary corporate personnel, and related general and administrative expenses.

As of March 31, 2007, we had cash-on-hand of $990,737, a working capital deficit of $6,798,327, which is mainly attributable to non-cash derivative instrument liabilities of $5,853,002, and an accumulated (deficit) of $(45,295,107). The improved cash position and working capital at March 31, 2007, is a direct result of the Company completing a secured convertible debenture debt facility on March 21, 2006, and a modification and additional funding received under the facility on September 6, 2006. At March 31, 2007, based upon our current working capital utilization rate, we have working capital to fund approximately seven months of operations.

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

.

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

Dated: June 18, 2007	AZCO MINING INC,

	By:	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director and
Principal Accounting Officer