Form 10KSB
period 2007-06-30
Santa Fe Gold CORP
filed 2007-10-15
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20430

SANTA FE GOLD CORPORATION
(Name of small business issuer in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1128 Pennsylvania NE, Suite 200
Albuquerque, NM	87110
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (505) 255-4852

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [   ]  No [X]

Revenues for issuer’s most recent fiscal year: $7,201

Aggregate market value of stock held by non-affiliates as of October 8, 2007: $27,715,810

Number of shares of the issuer’s common stock outstanding as of October 8, 2007: 74,773,510

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

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

          This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) unfavorable weather conditions, (g) the lack of commercial acceptance of our product or by-products, (h) changes in environmental laws, (i) problems regarding availability of materials and equipment, (j) failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output, (k) our lack of necessary financial resources to complete development of our projects, successfully market our products and fund our other capital commitments and (l) our ability to seek out and acquire high quality gold, silver and/or copper properties. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Background

          Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire and develop mining properties amenable to low cost production. Presently, we have four projects: Our Summit silver-gold and Ortiz gold projects located in New Mexico, and our Black Canyon mica and Planet micaceous iron oxide projects located in Arizona. We are focused on financing efforts to: (1) place into production our Summit silver-gold property, (2) conduct further studies on our Ortiz gold project, (3) fund the reopening and enhancement of our Black Canyon mica project, and (4) acquire high quality gold, silver and/or copper properties. Information about the Company, including a posting of the most recent financial reports, can be viewed on our web site at www.santafegoldcorp.com.

          In May 2006, we acquired all of the outstanding shares of The Lordsburg Mining Company (“Lordsburg”), which owns the Summit silver-gold project. The Summit project consists of the Summit property of 117 acres of patented mining claims and 520 acres of unpatented mining claims in Grant County, southwestern New Mexico; the Lordsburg mill site property, located approximately 57 miles south of the Summit property, totaling 257 acres of patented mining claims near the town of Lordsburg, Hidalgo County, New Mexico; mining and operating permits related to the Summit property and the Lordsburg mill site property; and mineral processing equipment consisting of a ball mill and 400 ton-per-day flotation plant. Our strategic objective is to develop the Summit project. As presently conceived, the Summit mining and processing operation would involve underground mining of mineralized material from the Summit mining claims at a rate of about 400 tons per day and trucking of the mined material 57 miles to the Lordsburg mill site where metallurgical processing would take place. At the Lordsburg plant site, processing would be accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. This concentrate would be marketed to a smelter or to an existing precious metals processing plant. In April 2007, we received results of a preliminary feasibility study carried out by an independent geological engineering firm that concludes that at recent silver and gold prices, development of the Summit deposit would be economically viable and that a commitment to production would entail minimal project risk. Capital cost is estimated as $13.4 million and the development schedule is estimated as 12 months. On the basis of the results of the study, we intend to proceed to secure the capital necessary for development. However, there can be no assurance we will be successful in raising the necessary capital on acceptable terms, if at all. We currently have not established proven or probable reserves on the Summit silver-gold deposit.

          In August 2004, we acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In December 2005, we received the results of an independent scoping study of the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. It also included an economic analysis complete with sensitivities on gold price, capital and operating costs. The report concluded that the financial results indicate a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The financial model estimated that production could total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered. The capital cost, assuming contract mining, was estimated as $38.2 million. The report also stated that upside exists in estimations of mineralized material in both contained ounces and grade. Based on these results, we have proceeded to examine additional mining and processing options in an attempt to further improve the project’s economics. Over the next 12 months we intend to further explore and evaluate mining and processing alternatives. Also, we intend, in conjunction with this work, to conduct an assessment of permitting and environmental issues. Although work on the Ortiz gold property has yielded encouraging results with respect to potential economic viability, substantial additional feasibility work and expenditures are required before development could proceed. We currently have not established proven or probable reserves on the Ortiz gold property.

          In 1999, we acquired the Black Canyon mica project. The project includes a crushing and concentrating plant and 76 unpatented mining claims at Black Canyon, 30 miles north of Phoenix, Arizona. Until November 2006, the project also included a mica processing plant situated in Glendale, Arizona. In November 2002, due to economic constraints, we suspended crushing and concentrating activities at our Black Canyon mica mine. After the suspension of operations, limited production, marketing and sales continued through 2005 at our Glendale mica processing facility using inventoried mica. In January 2007, we removed the mica processing equipment from the Glendale plant and placed it into storage. We intend to seek a joint venture partner to contribute approximately $6.0 million required to relocate the mica processing equipment and to fund the re-opening and enhancement of our Black Canyon mica project, or alternatively, we intend to divest of the project.

          In September 2000, we acquired exclusive rights for exploration, development and mining of micaceous iron oxide (“MIO”) and other minerals on the Planet property located in La Paz County, Arizona. The property consists of 31 patented mining claims totaling 523 acres. MIO is an uncommon flake-like form of crystalline hematite (Fe2O3) valued for the anti-corrosive properties it contributes to coatings formulated to protect structural steelwork.

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due.

          The Company has earned net income of $345,979 and incurred at net (loss) of ($5,383,368) for the years ended June 30, 2007 and 2006, respectively. The Company has a total accumulated (deficit) of ($42,981,772) and a negative working capital of $2,933,940 at June 30, 2007. To continue as a going concern, we are dependent on continued fund raising for project development. However, we have received no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that we would find its terms to be favorable or acceptable.

Recent Developments

          At our Annual Meeting held on July 24, 2007, our stockholders approved proposals to amendment our Certificate of Incorporation, as amended; to change our name, formerly Azco Mining Inc., to “Santa Fe Gold Corporation”; and to increase our authorized common stock from 100,000,000 to 200,000,000 shares. Stockholders also approved the election of three directors, approved our 2007 Equity Incentive Plan, and ratified the appointment of Stark Winter Schenkein & Co., LLP as our independent auditors for the fiscal year ending June 30, 2007.

          Pursuant to the terms and conditions of our convertible debenture notes, we filed a SB-2 Registration Statement with the Securities Exchange Commission (“SEC”) on March 26, 2007. The Registration Statement became effective on July 20, 2007.

          On November 3, 2006, we sold to Muzz Investments, LLC (“Muzz”) our 60% ownership interests in our Glendale, Arizona location. The sale included approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the terms of the sale, we retained ownership of the mica processing equipment installed in the mill building. In January 2007, we removed the equipment and transported it to a storage site for future use. As part of the transaction, we also agreed to provide for the exercise of 2,550,000 warrants at $0.50 per share granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of our common stock to Muzz. In consideration for our entry into the sale agreement and the issue of the unregistered common stock, Muzz agreed to terminate a 2002 financing lease agreement and to cancel all of our outstanding financial obligations under the lease.

          The Muzz transaction eliminated liabilities aggregating approximately $5,575,000, consisting of debt obligations related to the lease aggregating approximately $4,936,500 and a derivative financial liability associated with the Muzz warrants of approximately $638,500 that was reclassified to equity; removed a net book value of property and equipment of approximately $533,000 and deferred lease costs of $86,100; and, in connection with the exercise of the 2,550,000 Muzz warrants, resulted in an equity entry of $1,275,000. We recognized a gain on the transaction of $2,870,369, net of costs associated with the transaction.

          On March 20, 2006, we completed a private placement of senior secured convertible notes, additional investment rights and warrants to five institutional investors for an aggregate purchase price of $2,500,000. We received net proceeds of approximately $2,267,500 after deducting fees and expenses. The convertible notes had a term of 17 months and were to amortize over 12 months beginning on September 1, 2006. Interest on the principal amount outstanding was to accrue at a rate of 7% per annum. The Company may pay principal and accrued interest in cash or, at the Company’s option, in shares of its common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the ten (10) lowest daily volume weighted average prices of our common stock during the twenty (20) trading days immediately preceding the date of payment. The holder of each convertible note, at the holder’s option, could convert the note into our common stock at a conversion price of $1.58 per share. We also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. We also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,141 shares of our common stock at a price of $1.58 per share. In connection with the transaction, we were required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective.

          On September 6, 2006, we amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006. The common stock warrants and Additional Investment Rights held by the investors were also amended. Under the terms of the amendment, the maturity of the convertible notes was deferred from August 31, 2007, to January 1, 2008. The convertible notes amortize over 12 equal monthly installments and the date of the first installment was extended from September 1, 2006, to February 1, 2007. Interest on the principal amount outstanding remain at the rate of 7% per annum and begins to accrue from February 1, 2007. Interest is payable on the last day of each calendar quarter, beginning on March 31, 2007. The price at which the holder of each convertible note may convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock was reduced from $1.58 to $1.00 per share. We may pay principal and accrued interest in cash or, at our option, in shares of its common stock under the same terms and conditions as provided for in the March 20, 2006, agreement. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662. The amendment revised the date by which we must file a registration statement with the Securities and Exchange Commission to within 60 days after the date of the amendment and revised the date by which we must cause the registration statement to be declared effective to within 150 days after the date of the amendment.

          In connection with the amendment and additional purchase of notes, we issued additional common stock warrants, increasing the number of warrants held by the investors to 1,890,300, extended the expiration date of those warrants to September 6, 2011, and reduced the exercise price of the warrants from $1.58 to $1.00 per share of common stock.

          We also granted to the investors Additional Investment Rights, increasing the Rights held by the investors, so that they may purchase up to an additional $1,890,830 of convertible notes, under the same terms and conditions as the amended notes. The Additional Investment Rights are exercisable for a period of 12 months following the date of a registration statement. Upon exercise of the Additional Investment Rights, the holders will also receive 945,416 warrants to purchase common stock. The conversion price of the notes issuable on exercise of the Additional Investment Rights and the price of the warrants issuable under the Additional Investment Rights was reduced from $1.58 to $1.00 per share of common stock.

          On February 23, 2007, we agreed with the investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 21, 2006, and September 6, 2006. Under terms of the amendment, the date by which we are required to file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007, and the date by which such registration statement is required to be declared effective was extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. We agreed to seek stockholder approval for an increase in our authorized capital, from the authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, we issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The amendment also provided for the Company to pay the February 1, 2007, and March 1, 2007, monthly installments in common stock without being subject to Equity Conditions of the Note Agreements, at a reduced conversion price of $0.80 per share rather than the Agreement price of $1.00 per share. On March 26, 2007, we filed the required registration statement, which was declared effective on July 20, 2007. On July 24, 2007, our shareholders approved the increased limit of our authorized capital to 200 million shares.

Products – Mica and Feldspathic Sand

          Revenues

          During fiscal years 2007 and 2006, our Black Canyon operation was unable to produce plastic pellets due to a lack of working capital. In fiscal 2007, we sold no plastic pellets or mica. In 2006, we sold, to a key customer, limited quantities of the mica needed to produce the pellets. In 2006, we also sold cosmetic grade mica on a limited basis. We have no inventoried mica available for mica customers, while we seek financing to resume production.

          We produced and sold no feldspathic sand, a by-product of mica production, during fiscal years 2007 or 2006. In 2003 and 2002, we sold feldspathic sand as golf course bunker sand and as stucco sand. Sand sales ceased due to the suspension in November 2002 of crushing and concentrating operations at the Black Canyon mine.

Competition

          Many companies are engaged in the exploration and development of mineral properties. We are at a disadvantage with respect to those competitors whose technical staff and financial resources exceed ours. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral interests.

Employees and Consultants

          As of June 30, 2007, we had two full-time employees, one of whom serves as our President and Chief Executive Officer. These individuals devote a majority of their business time to our affairs. We engage consultants and independent contractors in connection with financial accounting and the exploration and development of our mining properties.

Office Facilities

          In April 2007, we relocated our corporate offices to Albuquerque, New Mexico from Glendale, Arizona. We lease offices at 1128 Pennsylvania NE, Suite 200, Albuquerque, New Mexico 87110, totaling approximately 2,300 square feet. We believe this space is adequate for our needs for the foreseeable future.

Employment Agreements

        On October 7, 2003, we entered into employment and change of control agreements with our President and Chief Executive Officer. The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits. The agreement provides for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter on a yearly basis unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves our employment, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. The officer was provided a per diem living and travel allowance of $4,015 per month while based at the Company’s headquarter location in Glendale, AZ, which per diem was discontinued upon the Company’s relocation to Albuquerque, NM.

          On May 2, 2006, we entered into an employment agreement with an attorney who is the son of our President and Chief Executive Officer which provided a salary of $5,000 per month and a monthly per diem of $1,000. In connection with full-time employment, we granted 50,000 options under our stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006. Upon our relocation to Albuquerque, New Mexico, the monthly per diem was terminated.

Carrying Value of Assets

          As of June 30, 2007, the Company carried its long-lived assets at the following values:

Property, plant and equipment, net	$1,320,463

Idle plant and equipment, net	1,544,000

Total	$2,864,463

ITEM 2.      DESCRIPTION OF PROPERTIES

Summit Silver-Gold Project

          Overview

          In May 2006, for cash consideration of $1,300,000, we acquired all of the outstanding shares of The Lordsburg Mining Company (“LMC”), a New Mexico corporation, from Imagin Minerals Inc., a privately-held industrial minerals company. The Company owns and operates LMC as a wholly-owned subsidiary. LMC’s primary assets are the Summit silver-gold property, which consists of approximately 117 acres of patented mining claims and 520 acres of unpatented mining claims in Grant County, southwestern New Mexico; the Lordsburg mill site property, located approximately 57 miles south of the Summit property, consisting of approximately 257 acres of patented mining claims near Lordsburg, Hidalgo County, New Mexico; mining and operating permits related to the Summit property and the Lordsburg mill site property; and mineral processing equipment consisting of a ball mill and 400 ton-per-day flotation plant, stored at Winston, Sierra County, New Mexico.

          Our strategic objective is to develop the Summit project. In April 2007, we received results of a pre-feasibility engineering study that concludes that at recent silver and gold prices, the Summit deposit would form the basis of an economically viable underground mining operation and that commitment to production appears to entail minimal project risk. On the basis of these results, we are proceeding to explore avenues of financing for mine development. As presently conceived, the Summit mining and processing operation would involve underground mining of mineralized material from the Summit property at a rate of 400 tons per day (120,000 tons per year) and trucking of the mined material 57 miles to the Lordsburg mill site where metallurgical processing would take place. At the Lordsburg plant site, processing would be accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. This concentrate would be marketed to a smelter or to an existing precious metals processing plant.

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

          The property is accessible by paved and gravel road approximately 15 miles northeast from Arizona State Highway 75 N and the town of Duncan, Arizona. Electric power is not available on or near the property and would need to be generated on-site in connection with any mining operation. Water for limited usage is available on and near the property.

          The terrain of the property is rugged, with steep canyons and ridges. Elevations range from 4,500 feet to 6,200 feet above sea level. The Summit siliceous mineralized structure forms a prominent northwesterly trending ridge.

          The Lordsburg mill site property lies 57 miles to the south of the Summit property near the town of Lordsburg, Hidalgo County, New Mexico. Lordsburg is connected to Duncan, Arizona via US Highway 70. The Lordsburg property has an approved mill site accessible from Lordsburg by a 3-mile paved road. Utilities on site include water and electric power. The Lordsburg area is well supported by transportation services including trucking and rail services, and by a wide range of fabrication, construction and other support services. We anticipate that the labor force required for any plant operation could be sourced locally.

Figure X.1

Claim Boundary Map

Summit Property
ARIZONA
NEW MEXICO
75
DUNCAN
70
GRANT COUNTY
HIDALGO COUNTY
GREENLEE COUNTY
464
90
Lordsburg
10
Lordsburg Mill Site Property
N
0
2.5
5
10
Miles
Farmington
Santa Fe
Albuquerque
Clovis
Roswell
Las Cruces

Location - Summit Property
- Lordsburg Mill Site Property

          Mineral Title

          Our holdings at the Summit silver-gold property in Grant County, New Mexico consist of 10 patented federal mining claims totaling approximately 117 acres and 26 unpatented federal mining claims totaling approximately 520 acres. Our holdings at the Lordsburg mill site in Hidalgo County, New Mexico consist of 16 patented federal mining claims totaling approximately 257 acres. All claims are held in the name of LMC. We believe the claims are in good standing in accordance with the mining laws of the United States.

          The Summit property is subject to underlying net smelter return royalties capped at $4,000,000 and to a net-proceeds interest on sales of unbeneficiated mineralized rock with an end price of $2,400,000. The Summit acquisition is subject to a property identification agreement between us and our President and Chief Executive Officer. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

          History of Mining and Exploration

          The Summit silver-gold property lies within the Steeple Rock district, which is one of the historic mining areas in the southwest United States. The former mines produced gold, silver and base metals from underground mining of epithermal vein systems. Prospecting activity dates back to before 1860. The first recorded production was from the Carlisle property, which operated from 1880-1897. A number of other mines including the Norman King and Billali also opened up during the 1880’s but ceased operation by the turn of the century. Following this early production, the district was largely dormant until the 1930’s-mid 1940’s when several mines operated. Subsequently sporadic small-scale operations continued until the 1990’s on various deposits including the Summit, Center, Mount Royal and Carlisle deposits.

          The US Bureau of Mines estimated that between 1880 and 1986 the Steeple Rock district produced at least 148,000 ounces of gold, 3.3 million ounces of silver, 1.2 million pounds of copper, and 5 million pounds of lead and 4 million pounds of zinc. In addition, there was unrecorded precious and base metal production as part of silica flux shipments. Some 6,500 tons of fluorspar also were produced.

          In the late 1970’s, Summit Minerals Inc. is reported to have shipped about 30,000 tons of mineralized material from the Summit property to ASARCO’s El Paso smelter as direct shipping silica flux grading 0.102 ounces per ton gold and 4.95 ounces per ton silver.

          Exploration work estimated to have cost in excess of $8 million was carried out on the Summit silver-gold property from 1984-1992. This work included drilling totaling 104,700 feet on the Summit and adjacent structures, of which 78,000 feet was directed to the Summit structure. In 1984-85, Inspiration Mines Inc. reportedly spent about $1.5 million conducting underground development, shallow core drilling and sampling and mapping. In 1988-89, Novagold Resources Inc. reportedly expended approximately $2 million in surface and airborne geophysical surveys, underground mapping and sampling, and core drilling. Novagold’s drilling identified a significant block of mineralized material in the Summit vein. From 1989-1992, Biron Bay Resources Ltd., in joint venture with Novagold, conducted extensive exploration, drilled 88 core holes, and reportedly spent over $5 million extending and improving the level of confidence in the mineralized material at the Summit and in defining exploration potential in adjacent and outlying vein structures.

          Geology and Mineralization

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

          The principal vein structure on the Summit silver-gold property is the Summit structure, which can be traced for 3,000 feet from southeast to northwest. The Billali structure forms a farther 2,000 foot continuation of the Summit structure in a northwesterly direction across an east-west fault. The Summit and Billali structures dip steeply to the northeast. These structures form segments of the East Camp Fault, which constitutes the main ore control in this part of the Steeple Rock district. The core drilling carried out from 1984-1992 tested both the Summit and Billali vein structures. Of the two, results from the Summit structure were the more promising with respect to vein continuity and economic potential.

          The Summit mineralized vein occurs within a wide, structurally controlled zone of hydrothermally altered volcanic rocks. Silver and gold mineralization is epithermal in style and consists of silver sulfides and electrum or native gold along with lesser pyrite, sphalerite and chalcopyrite. Precious metals contents, which are relatively low at the surface, increase significantly with depth for several hundred feet, apparently a reflection of vertical mineral zoning within the deposit. Below 1,000-1,500 feet, the precious metals contents appear to decrease although little deeper drilling was carried out. The main block of mineralized material, which occurs along the footwall of the structure, has been shown by extensive drilling to trend northwesterly about 1,500 feet in strike length and to extend 1,000 feet down dip. The true width of mineralization across the footwall mineralized zone ranges from 6 feet to over 50 feet and averages 10-15 feet.

          Biron Bay Resources Ltd. carried out preliminarily estimations of mineralized material contained in the Summit deposit, at various cutoff grades and using both cut and uncut values for high-grade assays of gold and silver. Depending on the assumptions made and cutoff grades employed, tonnages of mineralized material ranged to over 2 million tons. Biron Bay’s estimations were global in nature and were not based on any assumptions as to minability, relevance of the cutoff grades in an economic sense, or other factors usually used to define minable material. Biron Bay’s estimations were prepared in accordance with different standards than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves, which in turn, requires the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralized material. No proven or probable reserves have been established at the Summit gold-silver property.

          Metallurgical Testing

          Conventional processing including crushing, grinding and milling of Summit mineralized material to produce a bulk sulfide flotation concentrate containing the recoverable precious metals has been evaluated and tested at bench scale. Based upon preliminary bench scale flotation tests, we believe that a precious metals recovery of approximately 80-86% with a concentration ratio of 70 to 1 is reasonably achievable. We believe that the concentrate could be treated to produce a dore product or alternatively, it could be marketed to a smelter or to a precious metals processing operation for final extraction of gold and silver.

          Mineral Processing Equipment

          With the purchase of LMC, we acquired an inactive 400 ton-per-day flotation plant, including ball mill and ancillary equipment, stored at Winston, Sierra County, New Mexico. In order to utilize this plant for mineral processing, we plan to transport it from its current location and erect it at the Lordsburg permitted mill site in Hidalgo County. In addition to the processing equipment already acquired, we plan to acquire and install other necessary equipment, including crushing equipment.

          Permits

          We hold existing operating permits for the Summit property and the Lordsburg mill site. The New Mexico Mining and Minerals Division issued these permits to LMC pursuant to the New Mexico Mining Act. The permits could facilitate the commencement of mining at the Summit property and resumption of mineral processing operations at the Lordsburg mill site.

          Permit No. GR001ME at the Summit property allows operation of a “minimal impact mine”. Should surface disturbance materially expand, it would be necessary to modify the permit and to post financial assurance for reclamation. Pursuant to the current permit, we are authorized to begin underground mining operations immediately, assuming an on-site processing plant is not required.

          Permit No. H1001RE at the Lordsburg mill site is for an “existing mining operation” and authorizes us to conduct mining and reclamation operations according to the conditions stipulated in the permit. All existing mining disturbances are required to be addressed under a closeout plan and to be secured by financial assurance. Modification of this permit would be required prior to resumption of flotation milling, and in particular, it would be necessary to obtain a discharge permit related to mill tailings disposal. We have applied for such a discharge permit and anticipate that approval will require a minimum of several months to obtain, however there can be no assurance that approval will be obtained in a timely manner, if at all.

          Preliminary Feasibility Study

          In April 2007, we received results of a preliminary feasibility study carried out by the independent geological engineering firm of Chapman, Wood and Griswold, Inc. (“CWG”), of Albuquerque, New Mexico. CWG concluded that at recent silver and gold prices, the Summit deposit would form the basis of an economically viable underground mining operation and that a commitment to production would entail minimal project risk.

          CWG used an estimation of minable mineralized material for the current study of 758,000 tons grading 10.28 ounces of silver per ton and 0.143 ounces of gold per ton in the main footwall zone. This estimation was adopted from a previous estimation, and represents in-place, diluted, minable mineralization with a minimum six-foot horizontal width, based on results of assays from core holes and samples of underground workings. All high assay values were cut to 45.0 ounces of silver and 0.45 ounces of gold per ton. The CWG report was prepared in accordance with different standards than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves.

          The Summit mining and processing operation would involve underground mining of mineralized material from the Summit property at a rate of 400 tons per day (120,000 tons per year) and trucking of the mined material 57 miles to the Lordsburg mill site where metallurgical processing would take place. At the Lordsburg plant, processing would be accomplished through conventional crushing, grinding and selective flotation to yield a high-grade bulk sulfide concentrate containing the recoverable precious metals. The concentrate would be marketed to one of the area’s copper smelters or to an existing precious metals processing plant.

          CWG prepared a mine design that employs rubber-tired equipment to gain access to the minable mineralization through two declines, one on each end of the deposit, which would be driven from existing headings to and along the mineralized structure to a connecting point in the central part of the deposit. Further development of the deposit would continue by extending a decline to the lower limits of mineralization. Sufficient longhole drilling and trial extraction methods would be done to further plan the operation.

          At gold and silver prices of $500 and $10 respectively, CWG estimated Summit revenues over an initial seven-year mine life would total approximately $96 million, and pre-tax net income would total approximately $34 million. At recent gold and silver prices of $650 and $13 per ounce respectively, CWG estimated revenues would increase to approximately $130 million, pre-tax net income would exceed $70 million, and payback of capital would be achieved in 18 months after the commencement of production. The Company has approximately $40 million in tax loss carry-forwards to shelter federal income tax otherwise payable. Direct operating costs, assuming that mine development and ore production will employ contract mining, were estimated as $76.65 per ton of ore milled. The total estimated capital cost to bring the mine into production is $13.4 million, inclusive of mine development, mill construction, bonding requirements, and project management and working capital. CWG estimated the project could be developed and brought into production in a twelve-month time frame.

          Potential Expansion of Proposed Initial Operation

          Establishment of the proposed mining operation at Summit potentially would allow the Company to further expand the current base of mineralized material at the Summit deposit and to develop other properties in the Steeple Rock Mining District. The flotation mill at Lordsburg also might generate other mining and processing opportunities from surrounding mining districts, several of which historically have yielded substantial production of base and precious metals.

          Work Program

          We believe that the Summit project holds promising potential for production and have assigned a high priority to securing the $13.4 million in capital necessary for project development. However, there can be no assurance we will be successful in obtaining the necessary capital on acceptable terms, if at all. If we are successful in procuring the necessary financing, we expect 12 months will be required for construction and execution of the major elements of the mining and processing plan described above. Work related to the proposed Lordsburg milling operation is anticipated to include additional metallurgical testing to characterize Summit mineralized material; optimization of a metallurgical treatment process; completion of permitting of the planned milling operation; and relocation of our flotation plant to Lordsburg and acquisition and installation of all necessary processing equipment. We also will need to finalize major contracts, including contracts for mining of the Summit deposit, trucking of ore from Summit to Lordsburg, and sales of concentrates.

Ortiz Gold Project

          Overview

          In August 2004, we acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In December 2005, we received the results of an independent scoping study of the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. It also included an economic analysis complete with sensitivities on gold price, capital and operating costs. The report concluded that the financial results indicate a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The financial model showed production would total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered. The capital cost, assuming contract mining, was estimated as $38.2 million. The report also stated that considerable upside exists in estimations of mineralized material in both contained ounces and grade.

          Based on these results, we are proceeding to further examine mining and processing options and plan to continue this work over the next 12 months. We also intend to conduct an assessment of permitting and environmental issues. We have budgeted $500,000 for the planned work. Although a preliminary scoping study carried out on the Ortiz gold property yielded promising results with respect to potential economic viability, substantial additional feasibility work and expenditures are required before development could begin. We currently have not established proven or probable reserves on the Ortiz gold property.

          Location and Access

          The Ortiz Mine Grant, over which we hold a lease on the mineral estate underlying 57,267.04 acres (90 square miles) of segregated surface estate, is located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe County, New Mexico. The villages of Golden, Madrid and Cerrillos, with a combined population of less than 1,000 people, lie in and adjacent to the Grant. Paved New Mexico Highway 14 traverses the western portion of the Grant. The main line of the Santa Fe Railway crosses the northeastern corner of the Grant. A network of unimproved ranch roads provides access to the various land holdings. High-voltage electric power lines cross the southern part of the Grant.

          Terrain in the Grant is hilly to mountainous, with elevations ranging from 6,000 feet in the valleys to nearly 9,000 feet in the Ortiz Mountains. Annual participation averages 12 inches. Vegetation is sparse but varied as is typical of the high deserts of the Southwest.

          The Grant is largely undeveloped and population is sparse. The land is utilized mainly for cattle grazing. Other activities include limited subdivision development in the northern part of the Grant, and mine reclamation work at the former Gold Field Ortiz (Cunningham Hill) mine site.

Figure X.2

Claim Boundary Map
[map to be inserted here]

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R07E
R08E
R09E
Cunningham Hill
Carache Canyon
Lukas Canyon
14
Golden
Ortiz Mine Grant
Ortiz Mountains
San Pedro Mountains
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
N
0
1
2
Miles

Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

          Mineral Title

          On August 1, 2004, we entered into an option and lease agreement with Ortiz Mines, Inc., a Missouri corporation, whereby we acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. We paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. On February 1, 2006, we paid $71,184 for the second year’s lease payment (through January 31, 2007). On February 1, 2007, we paid $100,218 for the third year's lease payment through January 31, 2008. The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the lease provides for annual lease payments that escalate per acre of ground we retain under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

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

          From 1972 through the early 1990’s, several companies operating under lease with Ortiz Mines, Inc. carried out exploration and pre-development activities in the western portion of the Grant. These companies included Conoco, Inc., LAC Minerals (USA), Inc. and the LAC-Pegasus Joint Venture. Expenditures by these groups are estimated to have exceeded $40 million. Drilling resulted in the identification of several deposits estimated to contain in the aggregate approximately 2 million ounces of gold.

          The LAC-Pegasus Joint Venture carried out the majority of the work in the western portion of the Grant, from 1989-1992. The Joint Venture focused on two deposits in the southwestern part of the Grant, namely the Carache Canyon (“Carache”) and Lucas Canyon (“Lucas”) deposits. These two deposits were the subject of 386,000 feet of core and reverse-circulation drilling, metallurgical testing and pre-

feasibility studies carried out by the LAC-Pegasus Joint Venture and by consulting firms and contractors engaged by the Joint Venture.

          Independent Mining Consultants, Inc. (“IMC”), an independent geological engineering firm, was engaged by the LAC-Pegasus Joint Venture to audit estimations of the quantities and grades of in-place mineralized material at the Carache and Lucas deposits and to prepare conceptual open pit mine plans based on a gold price of $385 per ounce. In 1992, IMC estimated the Carache gold deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 11.8 million tons grading 0.060 ounces of gold per ton, for 706,700 ounces of contained gold. IMC estimated the Lucas gold-copper deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 7.6 million tons grading 0.043 ounces of gold per ton and 0.22% copper, for 325,600 ounces of contained gold and 33,440,000 pounds of contained copper.

          A 1990 pre-feasibility study produced by the LAC-Pegasus Joint Venture concluded that at gold prices of $325 per ounce or higher, economics would be positive for open-pit, heap-leach mining of the approximately 1.0 million ounces of gold contained in the Carache and Lucas conceptual pits. The study also concluded that the project had upside potential to increase both the quantity and grade of contained gold mineralization. However, the study listed several areas that must be addressed before a production decision could be made, chief among them permitting to be carried out, water rights to be obtained and bulk sampling to be completed.

          In 1989, the LAC-Pegasus Joint Venture started a decline adit into the Carache deposit for the purpose of bulk sampling and to provide drilling access for shallow and deep exploration targets. However, after advancing 1719 feet the decline was halted due to a temporary water inflow coupled with regulatory issues. In the face of a declining gold price, mining development of the Carache or Lucas deposits did not proceed, and the project ultimately was cancelled and the lease returned to Ortiz Mines, Inc. Subsequently, no additional exploration was carried out and the property remained dormant until we leased it in August 2004.

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

          We believe that the Ortiz Mine Grant holds significant potential for additional discoveries, and several partially tested prospects have been identified, three of which have been shown by drilling to contain respectively 60,000, 60,000 and 105,000 ounces of gold. About half the Ortiz Mine Grant is covered by Quaternary gravels derived from the outwash of adjacent mountains. Exploration targets may also exist beneath the gravel cover.

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

          Based on pre-1990 drilling estimations by the LAC-Pegasus Joint Venture, mineralized material from the two deposits totals 29.1 million tons averaging 0.035 ounces of gold per ton at a cut-off grade of 0.01 ounces per ton, containing 1,027,818 ounces of gold, within the boundaries of two conceptual pits previously designed by the LAC-Pegasus Joint Venture using a gold price of $385 per ounce. MAG’s scoping study assumed this material would be mined at the rate of 3 million tons per year. The average stripping ratio (waste-to-mineralized material) was calculated as 2.6: 1.

          MAG’s financial model estimated production would total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered. The capital cost, assuming contract mining, was estimated as $38.2 million.

          At a gold price of $450 per ounce, MAG’s financial model estimated net operating pre-tax cash flow (after deductions for refining charges, royalty payments and depreciation) would total $139.5 million over the assumed mine’s ten-year life, and estimated the IRR would be 33.8% . At a gold price of $500 per ounce, net operating pre-tax cash flow was estimated to increase to $180.9 million. At a gold price of $625 per ounce, net operating pre-tax cash flow would increase to $284 million. Sensitivity analyses showed that a variation in gold price is the dominant factor affecting the financial indicators, IRR and NPV.

          MAG’s report concluded, “The financial conclusions drawn from this study indicate a very favorable project employing High Pressure Grinding Rolls with gravity recovery and contract mining.” The report also stated that upside exists in estimations of mineralized material in both contained ounces of gold and grade, as had been concluded previously by the LAC-Pegasus Joint Venture.

          Permitting

          Mining and processing operations at the Ortiz gold property would require permits from the state and federal governments and also would be subject to county regulations. We have not applied for or obtained such permits. We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, any timetable and business plan for development and mining of the Ortiz gold property could be adversely affected.

          Work Program

          As the next step in our evaluation of the mining potential of the Carache and Lucas deposits, we plan to conduct additional studies in an attempt to further enhance the project’s economics. The work is anticipated to include redesign of the conceptual open pits employing higher (current) gold prices, and determination of the effect of using a higher cut-off grade in the mine plan. Improvements to be assessed, if any, would be in a greater total number of ounces of gold contained, in an increase of the average grade processed, and in a decrease in the operating cost per ounce of gold produced.

          Over the next 12 months, we plan to continue assessment of mining and processing options for the Carache and Lucas deposits with the objective of formulating an optimized development and operating plan. We also intend to begin an assessment of permitting and environmental issues, which will be important for successful mining development. We expect this work to form a sound position upon which to formulate plans and budgets for advancement of the Carache and Lucas gold deposits.

          We also plan to continue evaluation of the large 90 square mile area under lease for its exploration potential for new discoveries of gold and copper deposits. In this regard, we will continue to utilize the large quantity of existing geological, geochemical, geophysical and drilling data.

          We have budgeted $500,000 for the work to be carried out over the next 12 months.

Black Canyon Mica Project

          Overview

          In 1999 we acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation. In 2001 and 2002, we constructed a crushing and concentrating plant at the Black Canyon mine site north of Phoenix, Arizona, and a mica grinding and processing facility in Glendale, Arizona. The mine operated with limited throughput for several months in 2002. In November 2002, due to under-capitalization and economic constraints, we suspended crushing and concentrating activities at the Black Canyon mica mine. After the suspension of operations, limited production, marketing and sales continued through 2005 at the Glendale mica processing facility using inventoried mica. On November 3, 2006, we sold all of our ownership interests in our Glendale, Arizona location. The sale included approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the terms of the sale, we retained ownership of the mica processing equipment installed in the mill building. In January 2007, we removed the mica processing equipment from the Glendale plant and placed it into storage. We intend to seek a joint venture partner to contribute the approximately $6.0 million required to fund the relocation of the mica processing equipment and re-opening and enhancement of the Black Canyon mica project, or alternatively, intend to sell the project.

          Location and Access

          The Black Canyon mine is located 30 miles north of Phoenix, Arizona, and 3.5 miles west-southwest of Black Canyon City. It can be reached via U.S. Interstate 17, which connects Phoenix with Flagstaff, and by a connecting dirt road for the last eight miles. The Glendale processing plant was located in an industrial area on the west side of Phoenix, Arizona, 47 miles to the south of the mine site.

Figure X.3

Claim Boundary Map
[map to be inserted here]

N
Black Canyon Property
BLACK CANYON CITY
YAVAPAI COUNTY
MARICOPA COUNTY
Agua Fria River
Lake Pleasant
17
101
51
10
Glendale Plant
GLENDALE
PHOENIX
0
3
6
12
Miles
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON

LOCATION - BLACK CANYON PROPERTY
- GLENDALE PLANT

          Mineral Title

          Our property holdings at and around the Black Canyon mine consist of 67 federal unpatented mining claims in Yavapai County, Arizona and 9 federal unpatented mill site claims in Maricopa County, Arizona, which in total cover approximately 1,385 acres. The claims are located on public land and held pursuant to the General Mining Law of 1872. We fully own the mining rights and believe the claims are in good standing in accordance with the mining laws of the United States.

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

          In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $10,000. We have paid the required fees for the 2007 and 2008 assessment years (September 1, 2006 through August 31, 2008).

          Mining and Processing Facilities

          The Black Canyon project formerly consisted of two integrated operating facilities. The mine site west-southwest of Black Canyon City contains the ore reserves. The crusher, the concentrator and the feldspathic sand plant are located at the mine site. These facilities depend on diesel generators for power. Our plans call for mining to be carried out by conventional open pit methods. The ore would be trucked from the pit and delivered to a nearby stockpile located adjacent to the crusher and concentrator. Mica flakes would be separated from the pegmatite host rock in a process that involves multi-stage crushing and screening to -3/16” size. Mica would be concentrated from the crushed material utilizing air classifiers. The resulting concentrate, containing 95% mica, would be trucked to the processing plant for further processing.

          In the mica concentrating process at the mine site, the majority of the crushed host rock, which otherwise would be discarded as waste, would be converted into feldspathic sand for sale into the local Phoenix market. Processing of the feldspathic sand would involve screening and magnetic separation to yield sand fractions of various sizes. The sand products would be either bagged for shipment or trucked in bulk to customers.

          During 2002-2004, we processed mica concentrate at the 5-acre Glendale plant and office site on the west side of Phoenix. The processing was designed to achieve the desired product sizes and meet the quality requirements of the market place. The plant was housed in an 18,000 square foot steel framed building, where equipment was installed for wet grinding, dewatering, drying, and air classification and bagging. The final products were placed into 50-pound bags or into 1000-pound supersacks ready for shipment to customers.

          Operations at the mine site were suspended in November 2002. The mica processing equipment was removed from the Glendale plant in January 2007. We are seeking a joint venture partner to contribute new funding in the amount of $6.0 million to install the mica processing equipment at a new location and to upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital. These expansions are required in order to achieve the higher throughput necessary for sustained economic operation. Alternatively, we are seeking to sell the project.

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

          Ore Reserve

          In 1998 and 1999, we drilled 41 inclined core holes and collected 59 samples of pegmatite exposed on the surface, at two central locations. The drill holes and surface samples were spaced approximately 50 feet apart. The holes ranged from 200 to 600 feet in length, and drilling totaled 13,070 feet. The drilling covered only a small portion of the zones of outcropping mica-bearing rocks mapped on our mining claims.

          Mintec Inc., an independent geological engineering firm, analyzed our drilling and sampling results, designed the mining plan and calculated ore reserves. In-place mining reserves for the pit design were calculated as 2,399,500 tons of proven ore grading 7.54% mica and 1,527,200 tons of probable ore grading 7.37% mica, for total reserves of 3,926,680 tons of ore grading 7.48% mica, at a cutoff grade of 2.47% mica. Approximately 60% of the mica contained in these reserves is expected to be recoverable after losses due to mining and beneficiation.

          Mica

          Our mineral reserves contain high quality muscovite or “white mica”. Mica is a mineral characterized by crystals that can be easily split into thin elastic sheets and is valued for its unique combination of chemical, physical, electrical, thermal and mechanical properties. Muscovite exhibits perfect cleavage, flexibility and elasticity, infusibility, low thermal and electrical conductivity, high dielectric strength, light weight, good insulating characteristics, and is stable when exposed to moisture, light and high temperatures. Because of these properties, muscovite has found widespread application in plastics, automotive coatings, cosmetics, paints, catalysis and composite formulations. We plan, once adequate financing is obtained, to produce 10,000 tons (20 million pounds) annually of premium wet-ground mica and intend to penetrate existing markets and to establish our own markets in plastics, cosmetics and ultra-micronized applications.

          In fiscal year 2007, sales totaled $7,201. In 2006, sales totaled $16,237. We sold mica, on a limited basis, to customers in the plastics and cosmetics industries and for other specialized applications. In addition, other potential consumer conducted trial tests of our mica products. Our inventory was largely depleted in fiscal 2006.

          Feldspathic Sand

          Our feldspathic sand was produced as a by-product of mica concentration and was screened and sized for sale into the Phoenix construction and recreational markets. Products included golf course bunker sand and sand used in stucco, mortar and other specialized construction applications. We plan, once joint venture financing is obtained, to produce 180,000 tons of feldspathic sand products annually.

          Sand producers in California and Nevada supply sand to the Phoenix manufactured sand market. Because the material has to be trucked long distances in order to reach Phoenix, trucking costs are significant and constitute a substantial proportion of the final selling price. We believe that the location of our Black Canyon mine only 30 miles from Phoenix may provide us with a transportation cost advantage over competitors who import sand into Arizona.

          We have sold no feldspathic sand since 2003, when we sold our inventory to customers in the Phoenix area.

          Work Program

          Over the next 12 months, we plan to seek a joint venture partner to contribute $6.0 million in new funding necessary to advance the Black Canyon mica project to full production. The new funding would be used to install the mica processing equipment at a new location and to upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital. These expansions are required in order to achieve the higher throughput necessary for sustained economic operation. If funding were to become available, we estimate positive cash flow could be achieved in approximately twelve months. As an alternative to arranging the $6.0 million of new funding required for production, we are seeking to sell the project.

Planet Micaceous Iron Oxide (“MIO”) Project

          Overview

          The Planet property consists of thirty-one patented mining claims totaling 523 acres located in western Arizona. In September 2002, we leased the Planet property for its potential to produce micaceous iron oxide (“MIO”). MIO is an uncommon flake-like form of crystalline hematite (Fe2O3) valued for the anti-corrosive properties it contributes to coatings formulated to protect structural steelwork.

          Results of work to date indicate the Planet property contains a MIO deposit significant in grade and tonnage. The deposit appears to have characteristics favorable for the production of MIO from open pit mining. Preliminary metallurgical work suggests that with upgrading, a quality MIO product can be produced. For these reasons, we believe the project appears to exhibit potential for eventual production. As is characteristic of industrial mineral operations, marketing would play a critical role in the success of any new MIO operation and is identified as an important factor for successful development. We plan to continue pre-feasibility assessment of the Planet project.

          Location and Access

          The Planet property is located in the northwest corner of La Paz County, west central Arizona. It lies just south of the Bill Williams River twelve miles above its junction with the Colorado River. The property is reached by road, either via the Swansea gravel road, twenty-eight miles north from the town of Bouse; or via the Osborne Well paved and gravel road, twenty-five miles east from the town of Parker.

          The topography of the property is rugged, with hills 100 to 500 feet high cut by numerous steep-sided canyons. Average elevation is 800 feet. The desert climate is typical of western Arizona, hot and dry in summer but mild in winter. Vegetation is sparse and confined mainly to the bottoms of the larger drainages.

          The project is well served by existing infrastructure for both construction and operation. All-weather roads connect the Planet property to the town of Parker, situated on the Colorado River with a population of about 4,000. Highways connect Parker to two east-west interstate trucking routes, I-10 and I-40, respectively 35 miles to the south and 60 miles to the north. Parker also is served by the Arizona & California Railroad, which is part of the national rail system.

          Electric power, water and other infrastructure are readily available at industrial sites in Parker. Fabrication and construction services, and a wide range of commercial and support services also are available in Parker and other nearby communities. We believe the labor force required for any plant operation could be sourced locally.

Figure X.4

Claim Boundary Map
[map to be inserted here]

Lake Havasu
Bill
Williams
River
Planet Property
MOHAVE COUNTY
LA PAZ COUNTY
CALIFORNIA
ARIZONA
River
Colorado
PARKER
Road
Well
Osborne
95
72
Swansea Road
BOUSE
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON
N
0 2 4 8
Miles

LOCATION - PLANET PROPERTY

          Mineral Title

          The property consists of thirty-one patented mining claims totaling 523 acres, comprising an area 3,600 feet wide by 8,000 feet long. We leased the property in September 2000 from the underlying owner, New Planet Copper Mining Company, for its potential to produce MIO. The lease gives us exclusive rights for a period of 20 years to explore, develop and mine MIO, copper, gold and other minerals. Terms of the lease include monthly payments of $1,500; an option to purchase the property for $250,000; and a production royalty of 5%. On March 21, 2007, we commenced an action in the Superior Court of the State of Arizona against New Planet Copper Mining Company, seeking to confirm that our lease remains in good standing. See “LEGAL PROCEEDINGS.”

          In August 2003, we assigned, for the sum of $5,000, our right, title and interest in and to our lease with New Planet Copper Mining Company to Metallica Ventures LLC, a corporation controlled by our current President and Chief Executive Officer, who was a consultant to us at the time of the assignment. We retained an option to reacquire 25% of the lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option. In September 2005, Metallica Ventures LLC reassigned to us, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of our common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

          History of Mining and Exploration

          The Planet deposit was worked for its copper value from 1863 until l884, and then intermittently through the early 1900’s. Several shafts were sunk and 8,000 feet of underground workings were developed. High-grade copper ore was extracted and shipped to Swansea, Wales, and to San Francisco. The last mining activity took place between 1915 and 1918 when all remaining high-grade ore was mined and shipped. In total, the property produced approximately 50,000 tons of ore grading 10% copper.

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

          Work Program

          Work completed by the Company and Metallica Ventures LLC included recovery and surveying of the U. S. Bureau of Mines drill holes from 1942-1944; aerial photography and production of orthophotographs and topographic base maps; compilation of a comprehensive digital database and construction of a computerized block model incorporating all geological, geochemical and assay data; estimations of tonnage and grades of mineralized material containing iron oxide; design of conceptual open pits; preliminary metallurgical testing of MIO material; studies of MIO markets; and conduct of scoping studies to assess the project’s potential for production.

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

          The mineralized bodies form discontinuous lenses, irregular bodies and veins that individually are as much as 700 feet long, 250 feet wide, and 50 feet thick. Mineralized material consists dominantly of specularite and massive hematite with some limonite, malachite, azurite, chrysocolla, and minor pyrite, chalcopyrite, bornite, gold, and silver. Associated minerals include quartz and calcite. The mineralized material is silicified and very hard at the surface and to a depth of ten feet, but underground it is soft and powdery.

          The U. S. Bureau of Mines and the Company each has estimated the quantities and grades of mineralized material containing iron oxide at the Planet deposit. In 1945, the Bureau of Mines estimated the deposit contained 1.4 million tons averaging 60 percent iron (85.8% Fe2O3). The Bureau based this estimation on work it had carried out during 1942-1944, including drilling of twelve churn holes aggregating 3,742 feet, and ten diamond holes totaling 569 feet; and mapping, surveying, and sampling of surface outcrops and underground workings.

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

          The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralized material. We have not received a feasibility study with regard to our Planet property. We currently have not established proven or probable reserves on the Planet property.

          Conceptual Mining and Processing Plan

          As presently conceived, the Planet mining and processing operation would involve open-pit mining of MIO mineralized material, primary crushing of the material at the mine site, and trucking of the crushed material twenty-five miles to a processing plant to be located at an industrial site near Parker. At the plant site, metallurgical processing would be straightforward, and based on results from preliminarily metallurgical testing, would include grinding, classification, selective flotation or other method of separating the MIO, and filtration and drying to yield recovery of MIO and red iron oxide, a secondary product. A stockpile of mineralized material sufficient for plant operation would be maintained at the plant site. Because only small tonnages of material would need to be mined during the early years of operation, we believe mining and related activities would be carried out most efficiently on a periodic, campaign basis utilizing outside contractors. The project is well situated with respect to development infrastructure and transportation networks. MIO mineralized material is non-toxic and we see no significant environmental issues that would hinder development.

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

          Based on limited available market data, world production of MIO is estimated to be 20,000-30,000 tons (40-60 million lbs) annually, of which Europe and Asia consume over eighty percent. Prices are quoted in the range $0.40 -$.60 per pound for top quality material. Commercial deposits of high quality MIO are geologically rare. One supplier from underground mines in Austria has dominated the world market for many years; however, production from that source has been declining. Elsewhere around the world, production comes from only a handful of suppliers, operating on a small scale and, we believe, at high production costs.

          The United States uses only a relatively small amount of MIO pigment as compared to other regions of the world. We believe that lack of a domestic source of MIO has forced U. S. paint manufacturers to depend on imports and has restricted market expansion. The Planet project, if developed, would establish a domestic source of MIO pigment.

ITEM 3.      LEGAL PROCEEDINGS

          On March 21, 2007, we commenced an action in the Superior Court of the State of Arizona against New Planet Copper Mining Company (“New Planet”), from whom we lease our Planet micaceous iron oxide property, seeking to confirm that our lease remains in good standing. Our action against New Planet was in response to a notice of termination of the lease, which followed our refusal to reimburse costs of insurance premiums that New Planet alleges it incurred over two years ago. We believe we are not obligated under the lease to reimburse such premiums and therefore that New Planet’s termination of the lease was improper. Our action seeks both declaratory judgment that the lease is in full force and effect and can not be terminated by New Planet, and $50,000 in damages for New Planet’s breach of the lease. We intend to vigorously pursue our claims.

          On June 27, 2006, Montgomery Equity Partners, Ltd. (“Montgomery”) filed an action against us in the Superior Court of New Jersey, alleging it is the assignee of a promissory note executed in January 2003 by us in favor of Cornell Capital Partners, LP (“Cornell Capital”) and seeking a judgment for unpaid principal of $73,145, unpaid interest of $57,522 and award of attorneys’ fees and expenses pursuant to the terms of the note. On September 29, 2006, we filed an answer and counterclaim against Montgomery, Cornell Capital and their affiliate, Yorkville Advisors, LLC, denying liability and asserting claims for fraudulent inducement and breach of good faith and fair dealing. Our claims arise out of a June 2002 transaction underlying the note, and seek a declaration that the note is invalid and unspecified damages and other relief. In our financial statements, we recorded the amounts due under the line of credit and accrued interest payable. In May 2007, we reached a settlement agreement with Montgomery, Cornell Capital and Yorkville Advisors, LLC, pursuant to which the parties settled all outstanding issues. Under the settlement agreement, we agreed to pay Montgomery $75,000, comprising $35,000 paid upon execution of the settlement agreement and $40,000 to be paid in monthly increments over 18 months.

          In January 1999, the trustee in bankruptcy proceedings against Eagle River International Limited, our former partner in the WAG - Mali joint venture, served a petition upon us in the Quebec Superior Court, District of Hull, in order to recuperate from us certain subsidiary stock and other assets alleged to have a value of up to $4,300,000. In mid-July 2007, the Company agreed to a proposal from the plaintiffs to drop the case and settle the claim, with a mutual release from all claims related to the Trustee’s Petition. Completion of settlement documentation is pending. The Company paid $7,500 in connection with settlement costs.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

          During fiscal 2003, our common stock was traded on the American Stock Exchange (“AMEX”) in the United States and on the Toronto Stock Exchange (“TSX”) in Canada. In June 2003, we voluntarily requested our common stock be delisted from the AMEX. In July 2003, our shares began trading on the Over the Counter Bulletin Board (“OTCBB”).

          We were delinquent in the filing of our financial statements for the year ended June 30, 2003, with the Security and Exchange Commission in the United States and with the Securities Commissions of Ontario and British Columbia. Consequently cease trade orders were issued in November 2003 for trading of our common stock on the TSX and in January 2004 for trading on the OTCBB. Subsequently we traded over-the-counter on the “Pink Sheets”. In May 2004, we received notice that the TSX was reviewing the eligibility for the continued listing of our common stock on the TSX. We fell below several requirements for continued listing, primarily related to our financial condition and operating results. In September 2004, our shares were suspended from trading on the TSX. Subsequently, we delisted voluntarily from the TSX.

          In August 2006, we became compliant in the filing of our annual and quarterly financial statements and our stock resumed trading on the OTCBB. We were delinquent in the filing of our financial statements for the year ended June 30, 2006, and on November 22, 2006, we began trading on the “Pink Sheets”. On February 20, 2007, we became current in our financial filings and on March 21, 2007, our stock resumed trading on the OTCBB.

          As of October 8, 2007, there were 74,773,510 common shares outstanding.

          The following table summarizes the high and low closing sales price per share of our common stock as quoted on the “Pink Sheets” and the Over-the-Counter Bulletin Board for the periods indicated. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Quarter ended	“Pink Sheets”		OTCBB
		(U.S. $)	(U.S. $)
2005	HIGH	LOW	HIGH	LOW
09/30/05	$0.43	$0.14	-	-
12/31/05	$1.01	$0.30	-	-

2006	HIGH	LOW	HIGH	LOW
3/31/06	$1.99	$0.83	-	-
6/30/06	1.72	0.89	-	-
9/30/06	1.40	0.92	1.10	0.78
12/31/06	$1.40	$0.99	$1.03	$0.69

2007	HIGH	LOW	HIGH	LOW
3/31/07	$1.32	$0.95	$1.00	$0.92
6/30/07	-	-	$0.94	$0.44

Transfer Agent

           Colonial Stock Transfer Co. is the transfer agent for our common stock. The principal office of Colonial Stock Transfer Co. is located at 66 Exchange Place, Salt Lake City, Utah 84111 and its telephone number is (801) 355-5740.

Holders of Common Equity

          As of October 8, 2007, we had 825 holders of record of common stock.

Dividends

          We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales and Issuances of Common Stock and Securities

          On November 3, 2006, as part of a Real Property Purchase Agreement (“the Agreement”) with Muzz, the Company agreed to the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz at the warrant exercise price of $0.50 per share for a total value of $1,275,000. As part of the Agreement, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

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

          During the period March 10, 2007, to June 30, 2007, we paid on the convertible debenture notes, principal installments aggregating $1,890,836 with the issuance of 2,048,408 shares of our common stock, and interest payments aggregating $531,765 with the issuance of 520,166 shares of our common stock.

          On September 6, 2006, we amended the terms of the March 21, 2006, private placement of senior secured convertible notes and in connection with the amendment, issued 1,099,159 additional common stock warrants, extended the expiration date of the warrants to September 6, 2011, and reduced the exercise price from $1.58 to $1.00.

          On February 23, 2007, we issued 1,750,000 warrants in connection with an amendment to the convertible debenture notes, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years.

          Under the current terms, the convertible notes have a term of 17 months and amortize over 12 months in 12 equal monthly installments beginning on February 1, 2007. Interest on the $3,781,662 principal amount outstanding will accrue at a rate of seven percent (7%) per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the ten (10) lowest daily volume weighted average prices of our common stock during the twenty (20) trading days immediately preceding the date of payment. At the option of each holder of the convertible notes, the principal amount outstanding under the notes is convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $1.00 per share.

          With respect to the issuance of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We have received no substantial revenue from the production of gold or other metals since our inception, and historically have relied on equity and debt financings to finance our ongoing operations. Our operations generated a net profit of $345,979 for the year ended June 30, 2007, and a net (loss) of $(5,383,368) for the year ended June 30, 2006. In order to fund operations in the fiscal years ending June 30, 2007 and 2006, we relied on sales of mica totaling $23,438 for the two years, proceeds from the sale of equipment aggregating $52,250 for the two years, equity financing in fiscal 2006 totaling $1,033,241, and in March 2006 and September 2006, the private placement sale of senior secured convertible notes aggregating $3.5 million.

          The net proceeds of the private placement of senior secured convertible notes completed in March 2006 and September 2006 were used, in part, to fund the acquisition of our Summit property. The remainder is being utilized as general working capital.

          The results of operations for the fiscal years ended June 30, 2007 and 2006 reflect under-capitalization of our Black Canyon mica project, which project requires additional funding to be able to resume production and to achieve sustained profitable operation. We expect results of operations similar to those in 2007 and 2006 to continue in the foreseeable future, and do not expect them to change significantly until such time as additional capital and/or debt resources are secured.

          We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings in the future.

          We anticipate a need for at least $18.0 million over the next 36 months in order to satisfy past commitments, commence mining operations and initiate an exploration program as discussed under the Liquidity and Capital Resources section of this report. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding of the projects can be secured on a basis acceptable to us.

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

          We have a total accumulated deficit of ($42,981,772) at June 30, 2007. To continue as a going concern, we are dependent on continued fund raising for project development. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Results of Operations

Fiscal Year Ended June 30, 2007, Compared to Fiscal Year Ended June 30, 2006

          Sales

          Sales decreased to $7,201 in fiscal 2007 from $16,237 in fiscal 2006 due primarily to cessation of sales of mica-filled plastic pellets in fiscal 2007. The mica sold in 2006 was sourced from inventory. No revenue was generated from the sale of feldspathic sand in fiscals 2007 or 2006, due to the curtailment of operations at our crushing and concentrating facilities at the Black Canyon mine in November 2002. We have no inventoried mica available for sale and have discontinued processing and sale of mica into the cosmetic and reinforced plastic industries, while we seek financing to resume production.

          If and when financing is procured and production resumes, we expect that it will require 12 months or more time in order for us to introduce our mica and feldspathic sand products into the markets and to build a customer base necessary for sustained sales and profitable operation. Although we anticipate being able to sell dual products of mica and feldspathic sand, we have not yet sold significant quantities of these products and have not entered into sales contracts. There are numerous factors beyond our control that could affect markets for both mica and feldspathic sand. The profitability of any future operation could be adversely affected if we do not achieve the selling prices or sales volumes targeted for our products. See also “RISK FACTORS.”

          Expenses

          Production, exploration and mining costs increased in fiscal 2007 to $345,227 from $212,489 in fiscal 2006. This increase of $132,738 in fiscal 2007 is mainly attributable to increased costs incurred on the Summit site aggregating $175,229 and was offset by decreased costs at the Ortiz site aggregating $42,567.

          General and administrative expense increased to $1,360,828 in fiscal 2007 from $1,207,320 in fiscal 2006, an increase of $153,508. The increase in fiscal 2007 is mainly attributable to increases in legal and accounting fees aggregating $194,321, payroll burden of $55,595, insurance costs of $13,759, rent on office and storage of $12,831, consulting and investor relation expenses of $97,678, filing fees of $12,341 and financing costs of $141,073. These increases were mainly offset by decreases in deferred lease costs of $11,103 and a decrease in rent on leased property of $360,000 that was attributable to the financing lease.

          General and administrative stock-compensation expense decreased in fiscal 2007 to $68,208 from $2,174,670 in fiscal 2006, a decrease of $2,106,462. The decrease is mainly attributable to no new stock compensation transactions in the area of investor relations and related parties in the fiscal year ended June 30, 2007.

          Other Income and Expense

          Other income and (expense) in fiscal 2007 was $2,132,471 as compared to $(1,775,445) for fiscal 2006, or an increase of $3,907,916. The increase in other income is mainly attributable to the gain on settlement of a financing lease liability aggregating $2,870,369 and increased interest income of $31,818, an increased non-cash gain recognized on derivative instruments liabilities of $3,627,018 and an increase in relief of debt aggregating $522,384.The increased income was offset by increased accretion of discounts on notes payable and lease liability of $(2,437,901), increased interest expense of $(583,540), and a decrease in gain on conversion of debt of $(119,667).

          Gain (loss) on Derivative Financial Instruments

          We recognized a gain on derivative financial instruments of $2,224,115 for the fiscal year ended June 30, 2007, as compared to a loss of $(1,402,903) for the prior fiscal year. The non-cash gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and convertible debentures. The financing lease derivative was eliminated in our quarter ended December 31, 2006, under a Real Property Purchase Agreement. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The gain on financial derivative instruments in the fiscal year ended June 30, 2007, is mainly attributable to additional funds raised and changes to the terms and conditions of the senior secured convertible notes that were issued on March 21, 2006, and to an additional 1,750,000 warrants issued to the convertible note holders in February 2007. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

          Gain on Settlement of Financing Lease Liability

          Purchase Agreement transaction with Muzz Investments, LLC for the sale of our 60% ownership interests in real estate and buildings at our Glendale, Arizona location resulted in a recognized gain of $2,870,369, net of costs associated with the transaction,

Liquidity and Capital Resources; Plan of Operation

          As of June 30, 2007, we had cash and cash equivalents of $639,852 as compared to $1,265,392 at June 30, 2006. As of June 30, 2007, we had a working capital deficit of $(2,933,940), which is mainly attributable to the current portion of our derivative instrument liabilities of $2,402,970.

          On March 21, 2006, we completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. On September 6, 2006, we amended the senior secured convertible notes, additional investment rights and warrants and received additional funding of $1,000,000. We incurred fees and expenses associated with the amendment of $100,000. The placement of the convertible notes enabled us to complete the Lordsburg acquisition for cash of $1.3 million. During our fiscal year 2006, we sold 6,005,578 common shares in private placements for cash proceeds of $1,033,241.

          In recent years we have not generated any significant revenues from operations and have incurred significant operating losses. At June 30, 2007, we have an accumulated (deficit) of $(42,981,772). Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of funds provided during our fiscal year 2007 was from the sale of convertible notes. We anticipate that our operations through fiscal 2008 will be funded from the balance of proceeds from these placements; sale of our securities and possibly through the exercise of certain options and warrants. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          We have developed a plan to place the Company on an improved financial footing. Important elements of the plan include maintaining currency in the filing of our annual and quarterly financial reports, continuing to raise interim funding to provide for deployment of operations on our various property sites, and restructuring of debt with secured creditors. During the quarter ended December 31, 2006, we eliminated significant debt with secured creditors. If we are able to continue to secure additional interim financing on acceptable terms and obtain the additional required project financing, we believe we will be in a position to deploy our business plan on mining operations.

          We are continuing to seek funding to advance our business plan and strategies. We require funding to meet our corporate commitments, to place our Summit silver-gold deposit into production, to continue feasibility studies on our mineral properties, to initiate exploration programs, and to arrange a joint venture for development and restart of our Black Canyon mica mine. We project the need for a minimum of $18.0 million working capital during the next 36 months, estimated as follows:

Development and operations	$13,500,000
Exploration programs and feasibility studies	2,500,000
Corporate overhead and related expenses	2,000,000
Total funding requirements	$18,000,000

          This projection assumes that we will be able to restructure our current debt and lease commitments whereby interest, principal and lease payments will be paid from future project revenues or with equity financial instruments.

          On November 3, 2006, we concluded an agreement with Muzz Investments, LLC (“Muzz”) for the sale of our 60% ownership interests in real estate and buildings at our Glendale, Arizona location. The sale included approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the agreement, we retained ownership of our mica processing equipment installed in the mill building. In January 2007, we removed the equipment from the mill building and transported it to a storage site for future use. As part of the transaction, we also agreed to provide for the exercise of 2,550,000 warrants at $0.50 per share granted to Muzz in 2002 and to issue to Muzz 2,550,000 unregistered shares of our common stock. In consideration for our entry into the sale agreement and the issue of the unregistered stock in settlement of the warrants, Muzz agreed to terminate a 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

          In 2001, Lawrence G. Olson, our Chairman and former President and CEO, jointly with his wife, made an unsecured loan to us in the amount of $800,000 at an interest rate equal to the prime rate of interest plus one percentage point. In conjunction with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share. In October 2001, we restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually. In June 2002, the loan was extended and we entered into a security agreement with Mr. Olson, whereby our assets secured the loan. On March 15, 2006, Mr. Olson exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to him, aggregating $210,000, and he agreed to extend the note payable for a period of 18 months, until September 15, 2007. On November 15, 2006, Mr. Olson exercised options to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note, aggregating $210,000. In addition, Mr. Olson contributed to capital the remaining unpaid principal on the note of $600,000. In connection with the contribution to capital, we granted Mr. Olson a 25% net proceeds royalty in the Black Canyon mica claims, toward an end settlement of $600,000.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined, as policies that management believes are the most important to the portrayal of our financial condition and results of operations. These policies may require us to make difficult, subjective or complex judgments, commonly about the effects of matters that are inherently uncertain.

          Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in Note 2. We believe our most critical accounting policies relate to asset retirement obligations, impairment of assets depreciation of plant and equipment, and derivative instrument liabilities.

          Asset Retirement Obligations

          We adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs estimated to aggregate approximately $250,000. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.

          The asset retirement costs associated with the Black Canyon mine consist of reclamation of disturbed property as well as the disposal and dismantling of related property and equipment. We developed estimations of and accounting for asset retirement costs in conjunction with third parties and with our auditors.

          As of June 30, 2007, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property: $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management. Both of the amounts will be held until all conditions of the reclamation agreement have been fulfilled.

          A roll forward of our asset retirement obligation through June 30, 2007, is as follows:

Balance at June 30, 2005	$60,309
Accretion for the year ended June 30, 2006	5,000
Amount included with Lordsburg acquisition	5,000
Accretion for the year ended June 30, 2007	5,000
Balance, June 30, 2007	$75,309

          Revenue Recognition

          We recognize the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price received is based upon terms of the contract.

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

          We expense exploration costs as incurred, but capitalize costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility.

          Derivative Instruments

          We may have derivative financial instruments in connection with the issuance of debt or equity instruments, and may issue options or warrants to purchase common stock. In certain circumstances, options or warrants may be classified as derivative liabilities rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances, may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

          The identification of, and accounting for, derivative instruments is complex. The derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, we determine the fair value of these warrants using the Black-Scholes option-pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of the common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the financial statements.

Recent Accounting Pronouncements

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We adopted the provision of SAB No. 108 in fiscal year 2007. We have determined that the adoption of SAB No. 108 does not have a material impact on our financial statements

          On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Boards long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company’s 2009 fiscal year and will be required to be adopted by the Company effective July 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159, on its consolidated financial statements.

Off-Balance Sheet Arrangements

          During the year ended June 30, 2007, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

          Since our inception in 1991, we have not been profitable. As of June 30, 2007, our total accumulated (deficit) was approximately $(43) million. To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators. It could be years before we receive any revenues from industrial mineral or precious metals production. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

          We will require significant additional funding for geological and geochemical analysis, metallurgical testing, and, if warranted, feasibility studies with regard to the results of our exploration. We may not benefit from such investments if we are unable to identify a commercial ore deposit. If we are successful in identifying reserves, we will require significant additional capital to establish a mine and construct a mill and other facilities necessary to mine those reserves. That funding, in turn, will depend upon a number of factors, including the state of the national and worldwide economy and the price of gold and other metals. We may not be successful in obtaining the required financing for these or other purposes, which would adversely affect our ability to continue operating. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible, partial or total loss of our potential interest in certain properties.

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

          We currently have not established proven or probable reserves on the Summit silver-gold property or on the Ortiz gold property. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not received feasibility studies nor obtained necessary operating permits with regard to the Summit silver-gold or Ortiz gold properties. As a result, we have no reserves. At the Summit silver-gold property, we believe this risk is mitigated in that a qualified independent engineering firm has completed a pre-feasibility study that concluded there would be minimal risk in proceeding to development and mining on the basis of estimates of mineralized material.

          Although preliminary scoping studies carried out on the Summit silver-gold and Ortiz gold properties have yielded promising results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date on these properties have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline.

          Fluctuating gold and silver prices could negatively impact our business plan.

           The potential for profitability of gold and silver mining operations at our Summit silver-gold property and at our Ortiz gold property and the values of these properties are directly related to the market prices of gold and silver. The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold or silver at any time during future development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has progressively increased from $310 per ounce to $604 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2001-2006

2002	2003	2004	2005	2006
$ 310	$ 364	$ 406	$ 445	$ 604

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

          Mining and processing operations at the Summit silver-gold property or at the Ortiz gold property would require permits from the state and federal governments. We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of one or both of these properties could be adversely affected. For our Summit silver-gold property, this risk is mitigated in that we already have in hand two of the important permits for mining and processing, which we believe may be able to be modified as required to begin operations.

          We may not be able to obtain an adequate supply of water to complete desired development and mining of our Summit silver-gold property or of our Ortiz gold property.

          For successful development, we will need to obtain the rights for a sufficient amount of water to service the mining and processing operation. Our lease with Ortiz Mines, Inc. gives us all rights that Ortiz Mines, Inc. may have to initiate and use water and water rights in connection with the property, including among others the right to drill, pump, divert, transport and use water from wells, containment areas and drainages. However there can be no assurance we will be able to exercise our rights under the lease agreement or obtain access to the amount of water needed to operate a mine at the property. For our Summit silver-gold property, this risk is mitigated in that sufficient water is available for mining purposes on and near the Summit property, to which water we currently have usage rights or believe we will be able to acquire such rights; and sufficient water is available for processing purposes on our Lordsburg mill site property, for which water we have usage rights.

          We may be at risk of losing title to our Ortiz gold property lease if we fail to perform our obligations.

          Under the terms of our lease with Ortiz Mines, Inc., we are required to meet certain obligations as is common in a mineral lease of this type. Among other requirements, we must begin mineral production by February 2112 (February 2117 in certain circumstances), make annual payments that escalate per acre of ground we retain under lease, pay a sliding-scale production royalty based on the price of gold and comply with all governmental permitting and other regulations. If we fail to make payments in a timely manner or to perform our other obligations as required under the lease, we are at risk that the lease could be cancelled.

          The mica and feldspathic sand reserve estimations at our Black Canyon property, the only property on which we have established reserves, are imprecise.

          Although we have relied on expert independent consultants to calculate the reserves estimations disclosed in our reports, such estimations are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling. If the Black Canyon mining operation were to encounter mineralization or geologic conditions different from those predicted, reserve estimations might have to be adjusted and mining plans altered. Changes to the planned operations could adversely affect forecast costs and profitability.

          The future prices of mica and feldspathic sand are uncertain.

          According to published information, mica prices have varied over the past several years, and the outlook for future mica prices is unclear. Manufactured sand prices in the Phoenix area generally have increased over the past several years, with demand driven by the housing, construction, and recreational markets. There are numerous factors beyond our control that could affect markets for both mica and feldspathic sand. No assurance can be given as to future prices or demand for our products. Any decline in prices could have a material adverse effect on our financial position.

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

          Titles to unpatented claims can be uncertain, and we are at risk of loss of ownership of our Black Canyon mica property and a portion of our Summit property.

          Our property holdings at and around the Black Canyon mine and a portion of our holdings at our Summit property consist of unpatented mining claims and unpatented mill site claims located on public land and held pursuant to the General Mining Law of 1872. The validity of such unpatented mining claims may be subject to title defects and may be contested. Because a substantial portion of all mineral exploration, development and mining in the United States occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. Although we believe that our claims are in good standing and held according to industry practice, we remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges as to whether a discovery of a valuable mineral exists on every claim.

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

          Our properties have no significant operating history upon which to base estimates of operating costs and capital requirements.

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

  economically insufficient mineralized materials
  fluctuations in production cost that may make mining uneconomical; labor disputes;
  unanticipated variations in grade and other geologic problems;
  environmental hazards;
  water conditions;
  difficult surface or underground conditions;
  industrial accidents;
  metallurgical and other processing problems;
  mechanical and equipment performance problems;
  failure of pit walls or dams;
  unusual or unexpected formations;
  personal injury, fire, flooding, cave-ins and landslides; and
  decrease in reserves due to lower metal prices.

          Any of these risks can adversely affect the feasibility of development of our properties, production quantities and rates, and costs and expenditures. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral properties are likely not to be recovered, a write-down of our investment would be necessary. All of these factors may result in unrecoverable losses or cause us to incur potential liabilities, which could have a material adverse effect on our financial position.

          Our ongoing operations, including past mining activities, are subject to environmental risks that could expose us to significant liability and delay, suspension or termination of our operations.

          All phases of our operations will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the Black Canyon mica property, the Summit silver-gold property, the Ortiz gold property, and the Planet micaceous iron oxide property and on properties in which we may hold interests in the future that are unknown to us at the present. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

          We are subject to extensive United States federal, state and local laws and regulations related to mine prospecting, development, transportation, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, mine safety, hazardous materials, toxic substances and other matters. These laws and regulation frequently change. New laws and regulations or more stringent enforcement of existing ones could have a material adverse impact on us, causing a delay or reduction in production, increasing costs and preventing an expansion of mining activities.

          We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.

          We are highly dependent on two persons, namely Mr. Olson, our chairman, and Mr. Carson, our president and chief executive officer and principal financial officer. We rely heavily on these two individuals for the conduct of our business, and the loss of either would significantly and adversely affect our business. In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us. We have no life insurance on the life of any officer.

          Our Chief Executive Officer may face a conflict of interest relating to the acquisition of mineral properties by the Company.

          We have an agreement with Mr. Carson, which pre-dates his joining the Company as an officer and director, under which he identified properties that constitute potential acquisition targets. Although Mr. Carson has no pre-existing interest in the targeted properties, under the agreement he stands to gain if we acquire an identified property and either place it into production or sell it. This arrangement gives rise to potential conflicts of interest with regard to whether or not we should acquire a targeted property and the price we agree to pay for the property. While we have sought to mitigate the risk inherent in the arrangement with Mr. Carson by careful evaluation by the Board of Directors of any proposed transaction, this step may not be sufficient to eliminate the risk entirely. Acquisitions of the Summit silver-gold property and Ortiz gold property are subject to the property identification agreement with Mr. Carson.

          Delaware law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Delaware law provides that our directors will not be liable to our stockholders or to us for monetary damages for all but certain types of conduct as directors of the Company.

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

Risks Related to our Common Stock

           The sale of our common stock by selling stockholders may depress the price of our common stock due to the limited trading market that exists.

          We filed a registration statement with the SEC to permit the public sale of securities sold by us in private placements in March and September 2006. That action will result in a significant number of additional shares of our common stock available for sale in the public market. Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 160,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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
  investor perception of our industry or our prospects; and
  general economic trends.

          In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations commonly are unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

          A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.

          Our executive officers and directors, together with our largest shareholder, beneficially own approximately 30% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          None.

ITEM 8a.     CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, has conducted an evaluation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports.

          During the fiscal year ended June 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS

          The Company’s present directors and officers as well as those who served during fiscal 2007 are as follows:

Name	Age	Position	Date Elected

Lawrence G. Olson	69	Chairman of the Board	1999 / served as President and
		Former President and Chief	Chief Executive Officer from
		Executive Officer	October 2000 to October 7,
			2003

W. Pierce Carson	63	President, Chief Executive	October 7, 2003
		Officer and Director

John E. Frost	83	Director	May 7, 2007

          The directors and officers have held their principal occupations as set out above during at least the last five years, except as described below:

          Lawrence G. Olson, age 69, Chairman, became a director in March 1999 in connection with the acquisition of Arizona Mica. He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003. Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

          W. Pierce Carson, age 63, was named President and Chief Executive Officer and a director in October 2003, following a consulting assignment with us. Dr. Carson has 35 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

          John E. (Jack) Frost, age 83, joined our board of directors in May 2007. Dr. Frost has over 50 years of international mining experience in a wide range of metallic and non-metallic minerals and has been closely involved in the discovery and/or acquisition of more than 40 mineral deposits. Since 1986, Dr. Frost has served as principal of Frost Minerals International, Inc., a provider of management and consulting services to the mining industry. From 1967 until 1986, he worked for Exxon Minerals Company and its affiliates in a number of senior management capacities, including president of Exxon Minerals International. His responsibilities at Exxon Minerals included establishing and managing Exxon Minerals’ domestic and international minerals exploration programs. Prior to 1967, he managed exploration and mining activities for

Duval Corporation and Philippine Iron Mines. Dr. Frost holds a B.S. Degree in Mining Engineering, an M.S. Degree in Geology and a Ph.D. in Geology, all from Stanford University.

Board Meetings and Committees

          During fiscal 2007, our board met four times and took action by unanimous consent twelve times. All of our directors attended at least 75% of the meetings of our board and its assigned committees during 2007. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

          Our entire board considers all major decisions concerning our business. Our board has also established committees so that certain matters can be addressed in more depth than may be possible at a full board meeting. Our board’s current standing committees are as follows, with the “X” denoting the members of the committee:

Nominating and
Corporate
	Governance	Audit	Compensation
Name	Committee	Committee	Committee
Employee Directors:
W. Pierce Carson	X(1)
Non-Employee Directors:
Lawrence G. Olson	X	X(1)	X
John E. Frost	X	X	X(1)

_______________________________
(1) Chairman

          Our board has adopted a charter for each committee. The charters are available on our website at www.santafegoldcorp.com. The information contained on our website is not, and should not be considered, a part of this financial statement. The information below sets out the current members of each of our board committees and summarizes the functions of each of the committees.

Nominating and Corporate Governance Committee

          The primary purposes of the committee are:

  identifying individuals qualified to become directors;

  monitoring the implementation of our corporate governance guidelines; and

  overseeing the evaluation of our management and our board.

          The committee currently consists of Messrs. Carson, Olson and Frost, with Mr. Carson serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders.

          The committee was constituted in May 2007, and did not meet during fiscal 2007.

          The committee is responsible for identifying individuals qualified to become directors and for evaluating potential or suggested director nominees.

          The committee plans to perform a preliminary evaluation of potential candidates primarily based on the need to fill any vacancies on our board, the need to expand the size of our board and the need to obtain representation in key market areas. Once a potential candidate is identified that fills a specific need, the committee plans to perform a full evaluation of the potential candidate. This evaluation will include reviewing the potential candidate’s background information, relevant experience, willingness to serve, independence and integrity. In connection with this evaluation, the committee may interview the candidate in person or by telephone. After completing its evaluation, the committee will make a recommendation to the full board as to the persons who should be nominated by our board. Our board determines the nominees after considering the recommendations and a report of the committee.

          To date, the committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates.

Audit Committee

          The primary purposes of the committee are:

  assisting our board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to stockholders and others;

  overseeing and evaluating our system of internal controls established by management; and

  supervising the audit and financial reporting process (including direct responsibility for the appointment, compensation and oversight of the independent auditors engaged to perform the annual audit and quarterly reviews with respect to our financial statements).

          The committee will also prepare a report each year in conformity with the rules of the SEC for inclusion in our annual proxy statement.

          The committee currently consists of Messrs. Olson and Frost, with Mr. Olson serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our 2007 annual meeting of stockholders. Mr. Frost is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Frost may not be an “audit committee financial expert” as defined by the rules promulgated by the SEC. Mr. Olson may not meet prescribed independence standards nor satisfy the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

          Until the appointment of Mr. Frost to the Audit Committee in May 2007, the Audit Committee was comprised solely of Mr. Olson and as such did not hold formal meetings during fiscal 2007.

Compensation Committee

          The primary purposes of the committee are:

  reviewing and approving annually the corporate goals and objectives relevant to our chief executive officer, other executive officers and our board;

  evaluating the performance of our chief executive officer, other executive officers and our board in light of these goals and objectives; and

  recommending the compensation levels for our chief executive officer, other executive officers and our board.

          The committee also prepares a report each year in conformity with the rules of the SEC for inclusion in our annual proxy statement.

          The committee currently consists of Messrs. Olson and Frost, with Mr. Frost serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our 2007 annual meeting of stockholders. Mr. Frost is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Olson may not meet prescribed independence standards

          The committee was constituted in May 2007, and did not meet during fiscal 2007.

          The committee has the sole authority to oversee the administration of compensation programs applicable to our executive officers and directors. Executive compensation will be reviewed at least annually by the committee. Director compensation is reviewed periodically by the committee as its members deem appropriate. The committee may delegate some or all of its authority to subcommittees when it deems appropriate.

Compensation Committee Interlocks and Insider Participation

          None of the members of our Compensation Committee is an officer or employee of the Company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

          Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2007, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Code of Business Conduct

           Our board has adopted a code of business conduct that is applicable to all members of our board, our executive officers and our employees. We have posted our code of business conduct on our website at www.santafegoldcorp.com.

Code of Ethics for CEO and Senior Financial Officers

          Effective June 15, 2006, we adopted a Code of Ethics for CEO and Senior Financial Officers that applies to our CEO and all officers. This code was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2006. The code summarizes the legal, ethical and regulatory standards that we must follow and is a reminder to our directors and officers of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

          We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Santa Fe Gold Corporation, 1128 Pennsylvania NE, Suite 200, Albuquerque, NM 87110.

ITEM 10.      EXECUTIVE COMPENSATION

          The following table summarizes the total compensation of our Chief Executive Officer and the other most highly compensated executive officers earning in excess of $100,000 for the years ended June 30, 2007, 2006 and 2005:

Summary Compensation Table
			Annual Compensation		Long-Term Compensation
					Restricted		LTIP
				Other Annual	Stock	Options/SARs	payouts	All Other
Name and Title	Year	Salary	Bonus	Compensation	Awarded	(#)	($)	Compensation

W. Pierce Carson	2007	$194,204	$0	$0	0	0	0	0
President & CEO	2006	$188,002	$0	$0	0	0	0	0
	2005	$182,430	$0	$0	0	2,000,000	0	0

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of Securities Underlying		Value of Unexercised In-The-Money
			Unexercised Options at FY-End		Options at FY-End ($)(*)
	Shares Acquired
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence G. Olson	2,000,000	$1,850,000	1,500,000	0	$700,000	0
W. Pierce Carson	--	--	8,000,000	0	$3,720,000	0

(*)      Based on the closing price of $0.57 of the Company’s common stock as quoted on the OTCBB on June 29, 2007.

Compensation of Directors

          Effective May 2007, we adopted a new policy for compensation of non-employee independent directors. Each of our non-employee independent directors receives a $2,000 quarterly retainer, plus $1,000 for each full-day board meeting, and $500 for each telephonic meeting, committee meeting or less than full day meeting attended. In addition, upon first being appointed or elected to the board, each independent director receives a grant of options to purchase 100,000 shares of common stock which vest twelve months after the date of grant, and on January 1st of each year, each independent director receives a grant of options to purchase 75,000 shares of common stock which vest six months after the date of grant. All options are granted at an exercise price equal to the fair market value of the stock on the date of grant. All options granted to non-employee independent directors, unless earlier terminated, or exercised, expire five years after the grant date. All directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at board meetings and committee meetings.

          Previously, our policy was to pay our outside, non-officer directors a fee of $1,500 per month. Due to financial constraints, no such fees have been paid or accrued since August 2002. We also reimbursed our directors for reasonable expenses incurred in attending meetings of the board of directors. During fiscal years 2007 and 2006, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director.

Employment Agreements

          On October 7, 2003, we entered into employment and change of control agreements with our President and Chief Executive Officer. The employment agreement describes among other things the officer’s duties, compensation levels and benefits. The agreement provides for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter year to year unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. The officer was provided a per diem living and travel allowance of $4,015 per month while based at the Company’s headquarter location in Glendale, AZ, which per diem was discontinued upon the Company’s relocation to Albuquerque, NM.

           In December 1999, we entered into a change of control agreement with our Chairman. The agreement provides for a lump sum cash payment in the amount not to exceed $100,000 in the event of change in control and resignation from the Board.

          On May 2, 2006, we entered into an employment agreement with the son of our President and Chief Executive Officer at a salary of $5,000 per month and a monthly per diem of $1,000. In connection with the employment agreement, we granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006. In April 2007 the monthly per diem was terminated after the relocation of the Company to Albuquerque, New Mexico.

1989 Stock Option Plan

          We have a Stock Option Plan (the “1989 Plan”) effective July 24, 1989, as amended, for the granting of options to purchase common stock. The 1989 Plan terminated on April 30, 2007. Although, due to its termination on April 30, 2007, we cannot make any further grants under the 1989 Plan, options granted and outstanding under the 1989 Plan will remain outstanding until they are exercised or expire by their terms. Under the 1989 Plan, the Board of Directors could grant options to key personnel and others as it deemed appropriate provided the number of options did not exceed 5,950,424. As of June 30, 2007, there were 2,100,000 options outstanding under the 1989 Plan. There are no vesting requirements under the 1989 Plan. The options are exercisable over a maximum term of five years.

          The following table contains information regarding the 1989 Plan as of June 30, 2007:

	Number of securities		Number of securities
	to be issued upon	Weighted average exercise	remaining unavailable for
	exercise of	price of outstanding options	future Issuance under
Plan Category	outstanding options	US$	equity compensation plan

Equity compensation plan	2,100,000	$0.14	32,924
approved by security holders

2007 Equity Incentive Plan

          At our Annual Meeting on July 24, 2007, the stockholders approved the 2007 Equity Incentive Plan ("2007 EIP"). The 2007 EIP became effective on July 25, 2007, and will terminate on July 24, 2017. A maximum of 8,000,000 shares of common stock are reserved for the grant of non-qualified stock options, incentive stock options, restricted stock awards and other stock awards under the 2007 EIP. The 2007 EIP replaces our 1989 Stock Option Plan, which terminated on April 30, 2007. The full text of the 2007 EIP is included in our definitive proxy statement DEF14A filed with the SEC on May 23, 2007.

          The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, employees, and consultants. As of October 8, 2007, one executive officer, two non-employee board members and approximately five other employees and consultants are eligible to receive grants under the 2007 EIP.

          The Compensation Committee of the board administers the 2007 EIP with respect to grants to employees, consultants, and non-employee directors. The Committee has sole discretion to establish rules and procedures for the administration of the 2007 EIP, select the participants from among the eligible employees, non-employee directors, and consultants, determine the types of awards to be granted and the number of shares of common stock subject to each award, and set the terms and conditions of the awards.

          The following table contains information regarding the 2007 EIP as of October 8, 2007:

	Number of securities		Number of securities
	to be issued upon	Weighted average exercise	remaining available for
	exercise of	price of outstanding options	future Issuance under
Plan Category	outstanding options	US$	equity compensation plan

Equity compensation plan	100,000	$0.46	7,900,000
approved by security holders

          The 100,000 options outstanding under the 2007 EIP were granted to Dr. John. E. Frost on July 25, 2007, in connection with his election to the board of directors on May 7, 2007. The options were granted at the closing price of the stock on the date granted and are subject to a twelve month vesting requirement.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of October 8, 2007, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned

Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of
			Class(4)

Christian Mustad	Common Stock	5,195,000	6.9%
Bodmenstrasse, Chalet Corcovado
3778 Schoenried
Switzerland
Lawrence G. Olson	Common Stock	7,358,700(1)	9.6%
3045 S. 35th Avenue
Phoenix, AZ 85009

W. Pierce Carson	Common Stock	12,750,000(2)	15.4%
33 Camino de Avila
Tijeras, NM 87059

John E. Frost	Common Stock	10,000	0.01%
602 Sandy Port
Houston, TX 77079

Officers and Directors As a Group (3 Persons)	Common Stock	20,118,700 (3)	23.9%

(1)	Includes non-plan options to acquire (i) 500,000 shares at an exercise price of US $0.11 per share and (ii) 1,000,000 shares at an exercise price of $0.10 per share.
(2)

Includes options issued under the 1989 Stock Option Plan to acquire 2,000,000 shares at an exercise price of US $0.10 per share. Includes non- plan options to acquire (i) 4,000,000 shares at an exercise price of US $0.11 per share, and (ii) 2,000,000 shares at an exercise price of $0.10 per share.

(3)	Includes options to acquire an aggregate of 9,500,000 shares.
(4)

Applicable percentage of ownership is based on 74,773,510 shares of common stock outstanding as of October 8, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of October 8, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 8, 2007, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In October 2003, prior to his becoming an officer and director of the Company, we entered into a confidential property identification agreement with W. Pierce Carson, our current President and Chief Executive Officer. Under terms of the agreement, Mr. Carson, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for us. We agreed to pay compensation to Mr. Carson in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that we acquire. In the event an identified property is acquired and subsequently sold, we agreed to pay Mr. Carson an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit silver-gold property acquired in May 2006 are two of the 24 properties identified and are subject to the property identification agreement (See Notes 1 and 9 to the Consolidated Financial Statements).

          On August 12, 2003, we assigned, for the sum of $5,000, our right, title and interest in and to our lease with New Planet Copper Mining Company to Metallica Ventures, LLC, a corporation controlled by Mr. Carson, who at the time of the assignment was a consultant to us. We retained an option to purchase 25% of the New Planet lease for an amount equal to 25% of the expenditures on the property from the date of assignment through the date of the exercise of the option. On September 22, 2005, Metallica

Ventures LLC reassigned to us, for consideration of $10,000 and the issue of 2,000,000 unregistered shares of our common stock, its right, title and interest in and to the lease with New Planet Copper Mining Company.

          On September 15, 2005, we entered into a consulting agreement with an attorney who is the son of our President and Chief Executive Officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. On November 28, 2005, the contract was extended for a six-month period, after which the contract extended on a month-to-month basis until terminated by either party. We issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006, the individual was offered and accepted employment at a salary of $5,000 per month and a monthly per-diem allowance of $1,000. In connection with employment, we granted 50,000 options under our Stock Option Plan at an exercise price of $1.24 per share, which was the closing price on May 2, 2006. On April 25, 2007, we granted the individual 50,000 options at an exercise price of $0.74 per share, which was the closing price on April 25, 2007. In April 2007 the monthly per diem was terminated after the relocation of the Company to Albuquerque, New Mexico.

          In March 2001, Lawrence G. Olson, our current Chairman and former President and CEO, jointly with his wife, made an unsecured loan to us in the amount of $800,000 at an interest rate equal to the prime rate of interest plus one percentage point. In connection with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share. In October 2001, we restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually. In June 2002, the loan was extended an additional year and we entered into a security agreement with Mr. Olson, whereby our assets secured the loan. The note became payable in March 2004 after which time it was in default. On March 15, 2006, Mr. Olson exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to him, aggregating $210,000. Mr. Olson agreed to reduce the principal by $50,000 and to extend the $750,000 note payable for a period of 18 months, until September 15, 2007.

          On November 15, 2006, Mr. Olson exercised stock options to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable, aggregating $210,000. In addition, Mr. Olson agreed to contribute to capital the remaining unpaid principal on the note of $600,000. In connection with the contribution to capital, we granted a 25% net proceeds royalty in the Black Canyon mica claims, toward an end settlement of $600,000.

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)

1.	Financial Statements - Reference is made to the Financial Statements appearing on Pages F-1 through F-22.

2.	Exhibits

Exhibit
No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

Exhibit
No.	Description	Location
10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

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

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

Exhibit
No.	Description	Location
10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

Exhibit
No.	Description	Location
10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

Exhibit
No.	Description	Location
10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006

10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006

10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006

10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007

10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007

14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on March 26, 2007, and amended on June 26, 2007.

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

          (b) Reports on Form 8K:

          On September 8, 2006, the Company filed a Form 8-K relating to an amendment of the March 22, 2006 private placement of $2.5 million and to a private placement of an additional $1.0 million.

          On November 6, 2006, the Company filed a Form 8-K relating to sale of real estate and buildings in Glendale, Arizona in connection with cancellation of a financing lease.

          On February 16, 2007, the Company filed a Form 8-K/A to amend the Form 8-K filed on May 10, 2006. This amendment provides audited and pro forma financial statements of The Lordsburg Mining Company, which required information was not included in the Form 8-K filed on May 10, 2006.

          On February 26, 2007, the Company filed a Form 8-K relating to an amendment of the March 22, 2006, and September 6, 2006, private placements of $2.5 million and $1.0 million respectively.

          On May 9, 2007, the Company filed a Form 8-K relating to appointment of a new director to its board of directors.

          On July 13, 2007, the Company filed a Form 8-K relating to non-reliance on previously issued interim financial statements for the fiscal quarters ended December 31, 2006, and March 31, 2007. The Company restated the financial statements in amended filings on June 20, 2007.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICE

          The following table discloses the fees for professional services provided by Stark Winter Schenkein & Co., LLP for the 2007 and 2006 fiscal years respectively:

	2007	2006
Audit Fees (1)	$103,419	$52,930
Tax Fees (2)	-0-	-0-
	$103,419	$52,930

(1)

Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, filing of SB-2 in fiscal 2007 and assistance and issuance of consents associated with SEC filings.

(2)	Relates to services rendered for tax advice and compliance services.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2007.

SANTA FE GOLD CORPORATION

By:       /s/ W. Pierce Carson
Name: W. Pierce Carson
Title:    President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the small business issuer in the capacities indicated on October 15, 2007.

SIGNATURE	TITLE

/s/ Lawrence G. Olson	Chairman of the Board
Lawrence G. Olson

/s/ W. Pierce Carson	President and Chief Executive Officer
W. Pierce Carson	(Principal Executive Officer)

/s/ W. Pierce Carson	Chief Financial Officer
W. Pierce Carson	(Principal Financial Officer)

/s/ John E. Frost	Director
John E. Frost

SANTA FE GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007 and for the Years Ended
June 30, 2007 and 2006

SANTE FE GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Santa Fe Gold Corporation

We have audited the accompanying consolidated balance sheet of Santa Fe Gold Corporation, formerly AZCO Mining Inc., as of June 30, 2007, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has no current source of operating revenues, has a working capital deficit and needs to secure financing to remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corporation, formerly AZCO Mining Inc., as of June 30, 2007, and the results of its operations, and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 3, 2007

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$639,852
Prepaid expenses	206,214
Total Current Assets	846,066

PROPERTY, PLANT AND EQUIPMENT, net	1,320,463

OTHER ASSETS:
Idle plant and equipment, net	1,544,000
Restricted cash	178,658
Deposit	2,683
Total Other Assets	1,725,341

$3,891,870

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$318,816
Accrued liabilities	91,834
Line of credit	35,600
Derivative instrument liabilities	2,402,970
Senior secured convertible notes payable, net of discount of $988,822	902,009
Accrued interest payable	28,777
Total Current Liabilities	3,780,006

LONG TERM LIABILITIES:
Asset retirement obligation	75,309

Total Liabilities	3,855,315

STOCKHOLDERS' EQUITY:
Common stock, $.002 par value, 100,000,000 shares
authorized and 71,082,286 shares issued and outstanding	142,165
Additional paid in capital	42,893,854
Deferred compensation	(17,692)
Accumulated (deficit)	(42,981,772)
Total Stockholders' Equity	36,555
$3,891,870

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
SALES	$7,201	$16,237

OPERATING COSTS AND EXPENSES:
Exploration and mining costs	345,227	212,489
General and administrative	1,360,828	1,207,320
General and administrative - stock compensation	68,208	2,174,670
Depreciation and amortization	14,430	24,681
Accretion of asset retirement obligation	5,000	5,000
	1,793,693	3,624,160

(LOSS) FROM OPERATIONS	(1,786,492)	(3,607,923)

OTHER INCOME (EXPENSE):
(Loss) gain on sale of assets	(7,500)	750
Gain on settlement of financing lease liability	2,870,369	-
Interest income	53,162	21,344
Miscellaneous income	4,735	-
Foreign currency translation (loss)	(1,947)	(2,897)
Gain (loss) on derivative instrument liabilities	2,224,115	(1,402,903)
Relief of debt	582,987	60,603
Gain associated with conversion of debt	-	119,667
Accretion of discounts on notes payable and financing lease liability	(2,770,472)	(332,571)
Interest expense	(822,978)	(239,438)
	2,132,471	(1,775,445)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	345,979	(5,383,368)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$345,979	$(5,383,368)

Basic Income (Loss) per Share:
Basic	$0.01	$(0.09)

Diluted	$0.02	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	67,441,641	60,304,242

Diluted	75,243,252	60,304,242

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	(Deficit)	Total

Balance, June 30, 2005	51,210,122	$102,420	$33,618,899	$(105,250)	$(37,944,383)	$(4,328,314)
Sale of shares for cash	6,005,578	12,012	1,021,229	-	-	1,033,241
Issuance of shares for services	2,295,000	4,590	1,202,960	-	-	1,207,550
Shares issued for conversion of accounts payable
notes payable and accrued liabilities	2,453,012	4,906	975,094	-	-	980,000
Related party stock compensation recognized on
conversion of accrued liabilities	-	-	250,000	-	-	250,000
Issuance of shares for acquisition of mineral rights from
the Company's President	2,000,000	4,000	596,000	-	-	600,000
Recognized deferred stock compensation	-	-	-	105,250	-	105,250
Costs associated with issuance of warrants for services			67,266	(55,396)		11,870
Net (loss)	-	-	-	-	(5,383,368)	(5,383,368)

Balance, June 30, 2006	63,963,712	127,928	37,731,448	(55,396)	(43,327,751)	(5,523,771)
Shares issued for warrants in settlement of financing
lease liability	2,550,000	5,100	1,269,900	-	-	1,275,000
Shares issued for warrants on settlement of note
payable and accrued interest	2,000,000	4,000	806,000	-	-	810,000
Termination of derivative on sale of property underlying
financing lease	-	-	638,537	-	-	638,537
Shares issued for senior secured notes payable principal conversion	2,048,408	4,096	1,886,740	-	-	1,890,836
Shares issued for senior secured notes payable interest conversion	520,166	1,041	530,724	-	-	531,765
Recognized deferred warrant compensation	-	-	-	37,704	-	37,704
Costs associated with issuance of options for services	-	-	30,505	-	-	30,505
Net income	-	-	-	-	345,979	345,979
Balance, June 30, 2007	71,082,286	$142,165	$42,893,854	$(17,692)	$(42,981,772)	$36,555

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$345,979	$(5,383,368)

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	14,430	24,681
Stock compensation and other non-cash expenses	68,208	2,174,670
Stock issued for interest	531,765	-
Gain on settlement of financing lease liability	(2,870,369)	-
Accretion of discount on financing leasing liability and notes payable	2,770,472	332,571
Accretion of asset retirement obligation	5,000	5,000
Loss (gain) on sale of assets	7,500	(750)
(Gain) on conversion of debt	-	(119,667)
Relief of debt	(582,987)	(60,603)
Foreign currency translation (gain) loss	(1,947)	2,897
(Gain) loss on derivative instrument liabilities	(2,224,115)	1,402,903
Net change in current assets and liabilities:
Prepaid expenses	247,118	(202,189)
Deposits	(2,683)	-
Accounts payable and accrued liabilities	(96,696)	119,593
Accrued interest payable - related party	33,750	116,917
Accrued interest payable	63,782	49,206
Accrued lease payments	180,000	540,000
Net Cash (Used in) Operating Activities	(1,510,793)	(998,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	39,500	12,750
Purchase of property, plant and equipment	(16,702)	(2,561)
Purchase of subsidiary	-	(1,300,000)
Net Cash Provided by (Used in) Investing Activities	22,798	(1,289,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures payable	1,000,000	2,500,000
Line of credit	(37,545)	-
Deferred finance costs	(100,000)	-
Proceeds from sale of common stock	-	1,033,241
Net Cash Provided by Financing Activities	862,455	3,533,241

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(625,540)	1,245,291

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,265,392	20,101

CASH AND CASH EQUIVALENTS, END OF YEAR	$639,852	$1,265,392

The accompanying notes are an integral part of the consolidated financial statements.
F-7

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
(Continued)

	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$-	$5,760

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Stock issued for warrants in settlement of financing lease liability	$1,275,000	$-

Stock issued for conversion of accrued liabilities, related party	$-	$100,000

Stock issued for conversion of senior secured convertible notes and notes
payable, related parties	$2,700,836	$730,000

Stock issued for conversion of accrued settlement obligation	$-	$150,000

Stock issued for debenture interest conversion	$531,765	$-

Termination of derivative on sale of property underlying financing lease	$638,537	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 – NATURE OF OPERATIONS

Santa Fe Gold Corporation (the Company) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the leased Ortiz gold project in New Mexico, the 100% owned Black Canyon mica project in Arizona, and the 100% owned Summit silver-gold property located in New Mexico.

In November 2002, the Company ceased crushing and concentration activities at its Black Canyon project due to economic constraints. Limited marketing and sales continued during 2003-2005 at its Glendale mica processing facility. The Company is seeking a joint-venture partner to help finance and operate the project.

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

The Company has incurred operational results of $345,979 and ($5,383,368) for the years ended June 30, 2007 and 2006, respectively, has a total accumulated deficit of ($42,981,772) and a working capital deficit of ($2,933,940) at June 30, 2007. In addition, the Company has no significant revenue generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development. However, the Company has no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash balances. At June 30, 2007, the Company's uninsured balance was approximately $571,862.

Property, Plant and Equipment

Land, buildings and plant are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Property and equipment consists of land, mining equipment and buildings, which are recorded at cost. The buildings are depreciated using the straight-line method over the estimated useful lives of 15 to 39 years. Autos are depreciated using the straight-line method over the estimated useful life of 5 years. The Lordsburg mining equipment will be depreciated over 8 years using the straight-line method when moved and deployed into production processing at the Hidalgo County site.

As of June 30, 2007, the Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,544,000. This equipment has been classified as idle plant and equipment.

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

The Company’s asset retirement obligation through June 30, 2007, is as follows:

Balance at June 30, 2005	$60,309
Accretion for the year ended June 30, 2006	5,000
Amount included with Lordsburg acquisition	5,000
Accretion for the year ended June 30, 2007	5,000
Balance at June 30, 2007	$75,309

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

The following table reconciles the numerator and denominator used in the calculations of basic and diluted earnings per share (EPS) for the year ended June 30, 2007:

Numerator:
Numerator for basic EPS, net income	$345,979

Numerator for diluted EPS:
Net earnings	$345,979
Interest on senior secured convertible notes payable	3,432,562
Derivative income	(2,224,115)
Income available for diluted EPS	$1,554,426

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	67,441,641
Potentially dilutive shares resulting from stock options and warrants	4,110,387
Senior secured notes converted to shares	3,691,224
Denominator for diluted EPS	75,243,252

Stock-Based Compensation – Transition and Disclosure

Prior to July 1, 2006, the Company accounted for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company elected to continue to apply APB 25 in accounting for its stock option incentive plans until July 1, 2006.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, and the line of credit approximated their related fair values as of June 30, 2007, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective it to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Boards long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company’s 2009 fiscal year and will be required to be adopted by the Company effective July 1, 2008. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its consolidated financial statements.

NOTE 3- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2007:

Leasehold improvements	$1,645
Office furniture and equipment	6,134
Patented mineral properties	282,000
Mine processing equipment and buildings	1,022,941
Computer equipment	5,985
Automotive	18,868
1,337,573
Less: Accumulated depreciation	(17,110)
$1,320,463

Depreciation expense for the years ended June 30, 2007 and 2006 were $14,430 and $24,681, respectively.

The following table shows the carrying value of mineral properties and equipment, which are idle at June 30, 2007. The carrying value is based upon a third party appraisal obtained as of the year ended June 30, 2007:

Mica processing equipment	$1,736,839
Black Canyon mine equipment	2,392,090
4,128,929

Less: Allowance for impairment	(2,584,929)
$1,544,000

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

On March 20, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. These notes were evaluated using Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and it was determined that the warrants, embedded conversion and interest components and additional investment rights should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 20, 2006. The common stock warrants and additional investment rights held by the investors were also amended. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662.

The Company uses the Black-Scholes option pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair values calculated on the original placement of senior secured convertible notes were re-computed for the amended terms of the placement agreement for the increased principal amount of the senior secured convertible notes and the cost of reducing the conversion price of the existing convertible notes, warrants and additional investment rights from $1.58 to $1.00. The aggregate fair values exceeded the additional proceeds received and $2,400,000 was recognized as a charge to loss on derivative liabilities in the period ended September 30, 2006. The initial senior secured convertible notes had no carrying value and the modifications made to the notes resulted in no additional carrying value, as the fair value of the derivative instruments issued exceeded the proceeds received. As of the date of the amendment, the Company re-computed the effective interest rate on the senior secured convertible notes to accrete the carrying value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 20, 2006 and September 6, 2006. Under terms of this Amendment 2, the date by which the Company was required to file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007 (filed March 23, 2007), and the date by which such registration statement was required to be declared effective, was extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital, from the current authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The fair value of the derivative instruments liability for these warrants at the time of issuance was determined to be $1,773,013 with the following assumptions: (1) risk free interest rate of 4.67%, (2) remaining contractual life of 5 years, (3) expected stock price volatility of 115.5%, and (4) expected dividend yield of zero.

The fair value of the derivative instruments liability at June 30, 2006, was determined to be $3,983,960 with the following assumptions: (1) risk free interest rate of 5.1% to 5.24%, (2) remaining contractual life between 0.55 - 4.7 years, (3) expected stock price volatility of 114.07%, and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at June 30, 2007, was determined to be $2,402,970 with the following assumptions: (1) risk free interest rate of 4.91% to 4.93%, (2) remaining contractual life between 0 .50 - 4.65 years, (3) expected stock price volatility of 115.602%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the year ended June 30, 2007, of $2,224,115 and a corresponding decrease in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through June 30, 2007, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2006	June 30, 2007	June 30, 2007

Financing Lease Payable Derivative	$1,814,990	$--	$1,814,990

Senior Secured Convertible Notes Payable:
Compound Embedded Derivatives	790,368	353,534	436,834
Additional Investment Rights	672,578	552,996	119,582
Purchase Agreement Warrants	706,024	775,120	(69,096)
Amendment 2 Warrants	--	721,320	(721,320)
Totals	$3,983,960	$2,402,970	1,580,990

Derivative Expense Related to:
Sale of property for debt disposition on lease liabilities			(638,537)
Senior Secured Convertible Notes Issuance			1,281,662
			$2,224,115

NOTE 5 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On March 20, 2006, the Company completed a private placement of senior secured convertible notes, Additional Investment Rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. The senior secured convertible notes had a term of 17 months and were to amortize over 12 months beginning on September 1, 2006. Interest on the principal amount outstanding accrues at a rate of 7% per annum. The Company may pay principal and accrued interest in cash or, at the Company’s option, in shares of its common stock. If the Company elects to pay principal and interest in shares of its common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the ten (10) lowest daily volume weighted average prices of its common stock during the twenty (20) trading days immediately preceding the date of payment. The holder of each senior secured convertible note, at the holder’s option, may convert the note into the Company’s common stock at a conversion price of $1.58 per share. The Company also granted Additional Investment Rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. Warrants were also issued to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,141 shares of the Company’s common stock at a price of $1.58 per share. In connection with the transaction, the Company was required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective.

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

On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006. The common stock warrants and Additional Investment Rights held by the investors were also amended. Under the terms of the amendment, the maturity of the senior secured convertible notes was deferred from August 31, 2007, to January 1, 2008. The senior secured convertible notes amortize over 12 equal monthly installments and the date of the first installment was extended from September 1, 2006, to February 1, 2007. Interest on the principal amount outstanding remains at the rate of 7% per annum and begins to accrue from February 1, 2007. Interest is payable on the last day of each calendar quarter, beginning on March 31, 2007. The price at which the holder of each senior secured convertible note may convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock was reduced from $1.58 to $1.00 per share. The Company may pay principal and accrued interest in cash or, at the Company’s option, in shares of its common stock under the same terms and conditions as provided for in the March 20, 2006, agreement. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662. The amendment provided for a revised filing date by which the Company must file a registration statement with the Securities and Exchange Commission, to within 60 days after the date of the amendment, and a revised date by which the company must cause the registration to be declared effective, to within 150 days after the date of the amendment.

In connection with the amendment and additional purchase of notes, the Company issued additional common stock warrants, increasing the number of warrants held by the investors to 1,890,300, extended the expiration date of the warrants to September 6, 2011, and reduced the exercise price of the warrants from $1.58 to $1.00.

The Company also granted to the investors Additional Investment Rights, increasing the Additional Investment Rights held by the investors, so that they may purchase up to a total of $1,890,830 of senior secured convertible notes, under the same terms and conditions as the amended notes. The Additional Investment Rights are exercisable for a period of 12 months following the date of a registration statement. Upon exercise of the Additional Investment Rights, the holders will also receive 945,416 warrants to purchase common stock. The conversion price of the notes and the exercise price of the warrants issuable on exercise of the Additional Investment Rights was reduced from $1.58 to $1.00.

The Company used the Black-Scholes option model to determine the fair value of the additional warrants and Additional Investment Rights, the fair value of the embedded conversion option related to the increased principal amount of the senior secured convertible notes and the cost of reducing the conversion price of the existing senior secured convertible notes, warrants and Additional Investment Rights from $1.58 to $1.00. The aggregate fair values exceeded the additional proceeds received, and the difference of $2,400,000 was recognized as a charge to loss on derivative liabilities in the period ended September 30, 2006. Because the senior secured convertible notes had no net initial carrying value and the modifications made to the notes resulted in no additional carrying value (because the fair value of the additional derivative instruments exceeded the proceeds received), the Company re-computed, as of the date of the amendment, the effective interest rate on the senior secured convertible notes to accrete the earning value of the notes to their redemption dates, based on the revised repayment schedule and amounts.

On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, Additional Investment Rights and warrants issued March 20, 2006 and September 6, 2006. Under terms of the amendment, the date by which the Company must file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007, and the date by which such registration statement must be declared effective, was extended from February 4, 2007, until July 31, 2007. The registration became effective on July 20, 2007, within the terms and conditions of the amendment. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital, from the current authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The amendment also provided for the Company to pay the February 1, 2007, and March 1, 2007, monthly installments in common stock without being subject to Equity Conditions of the Note Agreements, at a reduced conversion price of $0.80 per share rather than the Agreement price of $1.00 per share.

During the period March 10, 2007, to June 30, 2007, the Company paid principal installments aggregating $1,890,836 with the issuance of 2,048,408 shares of its common stock, and paid interest aggregating $531,765 with the issuance of 520,166 shares of its common stock. The Company recognized additional interest expense of $157,570 on the conversions due to the discount on the February 1 and March 1, 2007 conversion shares.

The components of the senior secured convertible notes payable are as follows as of June 30, 2007:

Senior secured convertible notes payable	$1,890,831
Less: unamortized discount	(988,822)

Net senior secured convertible notes payable	$902,009

As of June 30, 2007, accrued interest payable on the senior secured convertible notes aggregated $28,777.

NOTE 6 – SALE OF REAL PROPERTY AND SETTLEMENT OF FINANCING LEASE LIABILITY

On November 3, 2006, the Company concluded a Real Property Purchase Agreement with Muzz Investments, LLC (“Muzz”) for the sale of the Company's 60% ownership interests in real estate and buildings at its Glendale, Arizona location. The sale included approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the Agreement, the Company retained ownership of its mica processing equipment installed in the mill building. The equipment was removed and transported to a storage site for future use. The equipment is included in idle equipment in the accompanying financial statements. As part of the transaction, the Company also agreed to provide for the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz. In consideration for the Company’s entry into the Real Property Purchase Agreement and the issue of the unregistered stock in settlement of the Muzz warrants, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

The Muzz transaction eliminated liabilities aggregating approximately $5,575,000, consisting of debt obligations related to the lease aggregating approximately $4,936,500 and a derivative financial liability associated with the Muzz warrants of approximately $638,500 that was reclassified to equity; removed a net book value of property and equipment of approximately $533,000 and deferred lease costs of $86,100; and, in connection with the exercise of the 2,550,000 Muzz warrants, resulted in an equity entry of $1,275,000.The Company recognized a gain on the transaction of $2,870,369, net of costs of approximately $171,911 associated with the transaction.

NOTE 7 - NOTES PAYABLE, RELATED PARTY

In March 2001, the Company received an unsecured loan of $800,000 from a director, due March 15, 2004, as amended and secured by an interest in all of the Company’s accounts receivable, inventory, equipment and real property. On March 15, 2006, the director agreed to extend the delinquent note for a period of 18 months, until September 15, 2007, with an annual interest rate of 12%. On March 15, 2006, the Company issued 300,000 shares of restricted common stock for the exercise of warrants at $0.70 per share to the director in exchange for payment of accrued interest owed on the note payable amounting to $160,000 at the time of the exercise and a reduction of principal on the note payable of $50,000.

On November 15, 2006, this director exercised options to purchase 2,000,000 shares of common stock at $0.10 per share, in exchange for payment of accrued interest owed of $60,000 and reduction of principal on the note payable of $150,000 to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000.

In connection with the director’s contribution of capital described above, the Company granted the director a 25% net proceeds royalty interest in 67 unpatented mining claims located in Yavapai County, toward an end settlement of $600,000.

NOTE 8 - LINE OF CREDIT

In January 2003, the Company obtained an Equity Line of Credit (“ELOC”). The ELOC accrued interest at 24% per year and was due March 17, 2003. In April 2007, the Company settled the amount owed. As of the date of settlement, a balance of $73,145 plus accrued interest of $70,881 was owed and the Company recognized a relief of debt on the settlement aggregating $69,026.

In April 2007, the Company negotiated a non-interest bearing settlement of $75,000 in connection with liabilities related to the ELOC, payable in an initial installment of $35,000 and monthly payments of $2,200 commencing in May 2007 until paid in full. The unpaid balance at June 30, 2007 was $35,600.

NOTE 9 - CONTINGENCIES AND COMMITMENTS

Royalty Agreement

The Company, in connection with a director’s contribution of capital in November 2006, granted the director a 25% net proceeds royalty interest in 67 unpatented mining claims located in Yavapai County, Arizona, toward an end settlement of $600,000.

Office Lease

Effective March 1, 2007, the Company entered into a lease for office space in Albuquerque, New Mexico, for a period of three years. The lease provides for the following minimum rental payments:

Fiscal year ending: June 30, 2008	$32,520
June 30, 2009	33,492
June 30, 2010	22,770
Total	$88,782

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

In July 2007, the Company agreed to a proposal from the plaintiffs to settle the claim, with a mutual release from all claims related to the Trustee’s Petition. Completion of settlement documentation is pending. The Company paid $7,500 in connection with settlement costs.

Montgomery Equity Partners, Ltd. Litigation

On June 27, 2006, Montgomery Equity Partners, Ltd. (“Montgomery”) filed an action against the Company in the Superior Court of New Jersey, alleging it is the assignee of a promissory note executed in January 2003 by the Company in favor of Cornell Capital Partners, LP (“Cornell Capital”) and seeking a judgment for unpaid principal of $73,145 on the ELOC, unpaid interest of $57,522 and award of attorneys’ fees and expenses pursuant to the terms of the note. On September 29, 2006, the Company filed an answer and counterclaim against Montgomery, Cornell Capital and their affiliate, Yorkville Advisors, LLC, denying liability and asserting claims for fraudulent inducement and breach of good faith and fair dealing. The Company’s claims arose out of a June 2002 transaction underlying the note, and sought a declaration that the note is invalid, unspecified damages and other relief.

In April 2007, the Company negotiated a non-interest bearing settlement of the liabilities with Montgomery Equity Partners, Ltd. for $75,000, payable with an initial installment of $35,000 and monthly payments of $2,200 commencing in May 2007 until paid in full. Prior to the settlement, the Company recorded the amounts due under the line of credit and accrued interest payable.

New Planet Copper Mining Company Litigation

On March 21, 2007, the Company commenced an action in the Superior Court of the State of Arizona against New Planet Copper Mining Company (“New Planet”), in connection with the Company’s lease on the Planet micaceous iron oxide property, seeking to confirm that the lease remains in good standing. This action against New Planet was in response to New Planet’s notice of purported termination of the lease, which followed the Company’s refusal to reimburse costs of insurance premiums that New Planet alleges it incurred over two years ago. The Company believes it is not obligated under the lease to reimburse such premiums and therefore that New Planet’s purported termination of the lease was improper. The Company’s action seeks both declaratory judgment that the lease is in full force and effect and can not be terminated by New Planet, and $50,000 in damages for New Planet’s breach of the lease. The Company intends to vigorously pursue its claims.

Employment Agreements

On October 7, 2003, the Company entered into employment and change of control agreements with its President and Chief Executive Officer. The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits. The agreement provides for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter on a yearly basis unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment. The officer was provided a per diem living and travel allowance of $4,015 per month while based at the Company’s headquarter location in Glendale, AZ, which per diem was discontinued upon the Company’s relocation to Albuquerque, NM.

On May 2, 2006, the Company entered into an employment agreement with an attorney who is the son of the Company’s President and Chief Executive Officer which provided for an initial salary of $5,000 per month and a monthly per diem of $1,000. In connection with full-time employment, the Company granted 50,000 options under its stock option plan at an exercise price of $1.24 per share, the closing price on May 2, 2006. Beginning in January 2007, the salary was increased to $5,250 per month, and in April 2007, the monthly per diem was terminated after the relocation of the Company to Albuquerque, New Mexico.

Property Identification Agreement

On October 6, 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer, prior to his becoming an officer and director of the Company. Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver- gold project are two of the 24 properties identified and are subject to the property identification agreement.

New Planet Project

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

NOTE 10 - STOCKHOLDERS’ (DEFICIT)

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

On November 3, 2006, as part of Real Property Purchase Agreement (“the Agreement”) with Muzz, the Company agreed to the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz at the warrant exercise price of $0.50 per share for a total value of $1,275,000. As part of the Agreement, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

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

During the period March 10, 2007, to June 30, 2007, the Company paid on the senior secured convertible notes, principal installments aggregating $1,890,836 with the issuance of 2,048,408 shares of the Company’s common stock, and interest payments aggregating $531,765 with the issuance of 520,166 shares of the Company’s common stock.

Warrants

In connection with the private placement of the senior secured convertible notes, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants have an exercise price of $1.58 and a term of three years. The warrants were valued at $67,266 using the Black-Scholes option pricing model using a volatility of 111.95%, risk free interest rate of 4.62% and an expected life of 3.0 years. At June 30, 2007, $17,692 of this amount was classified as deferred compensation, and $37,704 and $11,870 has been recorded as general and administrative stock compensation expense at June 30, 2007 and 2006, respectively.

On March 15, 2006, a director exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to the director, aggregating $210,000.

On March 20, 2006, the Company issued 791,141 five year warrants at an exercise price of $1.58 under the terms of the private placement of senior secured convertible notes to the note holders. The warrants issued to the note holders were valued as financial derivates as described in NOTE 4.

On September 6, 2006, the Company amended the terms of the March 21, 2006 private placement of senior secured convertible notes and in connection with the amendment, the Company issued 1,099,159 additional common stock warrants, extended the expiration date of the warrants to September 6, 2011, and reduced the exercise price from $1.58 to $1.00.

On November 3, 2006, as part of Real Property Purchase Agreement (“the Agreement”) with Muzz, the Company agreed to the exercise of 2,550,000 warrants granted to Muzz in 2002 and to issue 2,550,000 unregistered shares of its common stock to Muzz at the warrant exercise price of $0.50 per share for a total value of $1,275,000. As part of the Agreement, Muzz agreed to terminate the 2002 financing lease agreement and to cancel all of the outstanding financial obligations under the lease.

On February 23, 2007, the Company issued 1,750,000 warrants in connection with an amendment to the senior secured convertible notes, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years.

Stock Options

The Company had a stock option plan (the Plan) dated July 24, 1989, as amended, which expired April 30, 2007, for the granting of options to purchase its common stock. The board of directors could grant options to key personnel and others as it deemed appropriate provided the number of options granted under the Plan did not exceed 5,950,424. There were no vesting requirements under the Plan. The options are exercisable over a maximum term of five years. On July 24, 2007, the shareholders approved the 2007 Equity Incentive Plan.

In addition to options under the Plan, the Company also has issued options outside of the Plan, and these options are exercisable over various terms up to a maximum of ten years.

On October 7, 2003, the Company granted five (5) year options to a director to purchase an aggregate of 1,500,000 shares of common stock at $0.11 per share, the market price of the stock on the date of the grant. On the grant date, 750,000 of the options vested and 250,000 of the remaining options vested every six months from the date of grant. The options were valued at $105,000 using the Black-Scholes option pricing model and were amortized to expense over the term of the vesting. The options were valued using a volatility of 102.64%, risk free interest rate of 3.00% and an expected life of 3.5 years. On the same date, the Company granted ten (10) year options to the President, CEO, and director to purchase 4,000,000 shares of common stock at $0.11 per share, the market price of the stock on the date of the grant. On the grant date, 1,000,000 of the options vested and 1,000,000 of the remaining options vested every six months from the date of grant. Using the Black-Scholes option pricing model with a volatility of 102.64%, risk free interest rate of 3.00% and an expected life of 5.0 years, the options were valued at $280,000 and were amortized to expense over the term of the vesting.

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

On July 22, 2004, the Company granted at total of 3,000,000 stock options at an exercise price of $0.10 per share, the market price of the stock on the date of grant, to the chairman of the board of directors and to the President and CEO of the Company. The options have a term of five years and vested on the date of grant. The fair value of the option grants were estimated at $210,000 as of the date of grant utilizing the Black-Scholes option pricing model with the following average assumptions: expected life of options of 3 years, volatility of 106%, risk-free interest rate of 2.5%, and 0% dividend yield. The options were expensed in the period granted.

On May 2, 2006, the Company granted a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer, in connection with an employment agreement. The option exercise price is $1.24 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $50,971 using the Black-Scholes option pricing model and are reflected in the pro forma table below in the period granted. The options were valued using a volatility of 114.027%, a risk free interest rate of 5.1%, an expected life of 5.0 years and zero quarterly dividends.

On April 25, 2007, the Company granted a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer. The option exercise price is $0.74 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $30,505 using the Black-Scholes option pricing model and are expensed in the period granted. The options were valued using a volatility of 115.475%, a risk free interest rate of 4.51%, an expected life of 5.0 years and zero quarterly dividends.

On November 15, 2006, a director exercised options to purchase 2,000,000 shares of common stock at $0.10 per share, in exchange for payment of accrued interest owed of $60,000 and reduction of principal on the note payable of $150,000 to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000.

Stock option and warrant activity, both within the Plan and outside of the Plan, for the years ended June 30, 2007 and 2006 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2005	11,500,000	$0.10	2,900,000	$0.56
Granted	50,000	$1.24	866,142	$1.58
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	(300,000)	$0.70
Outstanding at June 30, 2006	11,550,000	$0.11	3,466,142	$0.80
Granted	50,000	$0.74	2,849,159	$1.15
Canceled	---	---	---	---
Expired	---	---	(50,000)	$2.50
Exercised	(2,000,000)	$0.105	(2,550,000)	$0.50
Outstanding at June 30, 2007	9,600,000	$0.11	3,715,301	$1.12

Stock options and warrants outstanding and exercisable at June 30, 2007, are as follows:

Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$0.10	5,000,000	1.96	$0.10	$1.00	1,965,301	4.12	$1.00
$0.11	4,500,000	5.73	$0.11	$1.25	1,750,000	4.65	$1.25
$1.24	50,000	3.84	$1.24		3,715,301		$1.12
$0.74	50,000	4.83	$0.74
	9,600,000		$0.11

Stock-Based Compensation

The following table illustrates the pro forma effect on net (loss) and net (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment to FASB Statement No. 123,” to stock-based employee compensation for the year ended June 30, 2006. Beginning with the Company’s quarterly period that began on July 1, 2006, the Company adopted the provisions of SFAS No. 123R and is required to expense the fair value of employee stock options and similar awards in the financial statements.

Year Ended June 30,
2006

Net (loss), as reported	$(5,383,368)
Deduct – stock-based compensation expense determined
under the fair value method, net of tax effect	(50,971)
Pro forma net (loss)	$(5,434,339)

(Loss) per share:
Net (loss) per share, as reported	$(0.09)

Net (loss) per share, pro forma	$(0.09)

NOTE 11 - INCOME TAXES

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net (loss) before taxes for the fiscal years ended June 30:

		2007		2006
Tax (expense) benefit at the federal		$(117,633)		$1,830,345
statutory rate
State tax(expense) benefit		(24,108)		375,113
Expiration of state operating losses		(435,956)		(296,364)
Decrease (increase) in valuation allowance		577,697		(1,909,094)
Income tax expense	$	---	$	---

The components of the deferred tax asset and deferred tax liability at June 30, 2007 are as follows:

Deferred Tax Asset
Federal net operating loss carry forwards		$12,631,859
State net operating loss carry forwards		1,548,016
Valuation allowance		(14,179,875)
Net deferred tax asset	$	---

At June 30, 2007, the Company had net operating loss carry forwards for Arizona income tax purposes of approximately $22.2 million (2006- $28.8 million). These losses expire in varying amounts through June 30, 2012.

At June 30, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately $40.0 million (2006 - $40.3 million). These losses expire between June 30, 2019 and June 30, 2027.

NOTE 12 - RELIEF OF DEBT

During the year ended June 30, 2007, in addition to the settlement on the line of credit of $69,026 described in Note 8, the Company wrote off accounts payable and accrued compensation liabilities aggregating $513,961 that extended beyond the Statute of Limitations for collectability from approximately 1 to 3 years. During the year ended June 30, 2006, the Company settled accounts payable resulting in relief of debt of $60,603.

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2007, the Company signed a four month Financial Consulting Agreement (“the Agreement”) with an investor relations firm for a $30,000 fee for investors relation services and other compensation provisions relating to potential merger or acquisition transactions. The Agreement provides services in various areas of public relations, shareholder communications and marketing activities.

Pursuant to the terms and conditions of the senior secured convertible notes, the Company filed a SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) on March 26, 2007. The Registration Statement became effective on July 20, 2007.

At the Annual Meeting held on July 24, 2007, the Company’s stockholders approved proposals to amendment its Certificate of Incorporation, as amended, to change its name, formerly Azco Mining Inc., to “Santa Fe Gold Corporation”, and to increase its authorized common stock from 100,000,000 to 200,000,000 shares. Stockholders also approved the election of three directors, approved the 2007 Equity Incentive Plan, and ratified the appointment of the Company’s independent auditors for the fiscal year ended June 30, 2007.

The Company’s 2007 Equity Incentive Plan ("2007 EIP") became effective on July 25, 2007, and will terminate on July 24, 2017. A maximum of 8,000,000 shares of common stock are reserved for the grant of non-qualified stock options, incentive stock options, restricted stock awards and other stock awards under the 2007 EIP. The 2007 EIP replaces the 1989 Stock Option Plan, which terminated on April 30, 2007. The full text of the 2007 EIP is included in the definitive proxy statement DEF14A filed with the SEC on May 23, 2007. As of October 8, 2007, one executive officer, two non-employee board members and approximately five other employees and consultants are eligible to receive grants under the 2007 EIP.

On July 25, 2007, the Company granted to a director options to purchase 100,000 shares of common stock at a price of $0.46 per share, the closing price of the stock on the date of grant. The options have a five year exercise period and vest twelve months from the date of grant. The options were valued at $37,849 using the Black-Scholes option pricing model and this amount will be expensed in the quarters over the vesting period. The options were valued using a volatility of 114.662%, a risk free interest rate of 4.8%, an expected life of 5.0 years and zero quarterly dividends.

Subsequent to June 30, 2007, the Company paid principal installments due on the senior secured convertible notes aggregating $945,420, with the issuance of 945,420 shares of the Company’s common stock. The Company issued an additional 2,599,550 shares of the Company’s common stock at an aggregate value of $922,582 to true-up the stock issued for the July through October 2007 principal payments. In July 2007, the Company issued an additional 61,727 shares of the Company’s common stock at an aggregate market value of $28,777 to true-up stock issued in June 2007 for the accrued interest payment due June 30, 2007. The Company issued 84,527 shares of the Company’s common stock as interest expense on the senior secured convertible notes aggregating $25,806 for the interest due as of September 30, 2007. The aggregate value of the true-up shares issued and shares issued for interest aggregate $948,388, and this amount will be charged to interest expense in the quarter ended September 30, 2007.