Form 10QSB
period 2007-09-30
Santa Fe Gold CORP
filed 2007-11-19
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number: 0-20430

SANTA FE GOLD CORPORATION
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
Yes  [   ]   No [X]

The number of shares outstanding of each of the issuer’s classes of common equity was 74,773,510 shares of common stock, par value
$0.002, as of November 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No [X]

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEET

September 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,934
Prepaid expenses	116,007
Total Current Assets	494,941

PROPERTY AND PLANT AND EQUIPMENT, net	1,320,125

OTHER ASSETS:
Idle plant and equipment, net	1,544,000
Restricted cash	178,658
Deposit	2,683
1,725,341

Total Assets	$3,540,407

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$336,970
Accrued liabilities	89,509
Line of credit	29,000
Derivative instrument liabilities	2,192,402
Convertible debentures payable, net of discount of $310,292	635,119
Accrued interest payable, other	17,181
Total Current Liabilities	3,300,181
LONG TERM LIABILITIES:
Asset retirement obligation	76,559
Total Liabilities	3,376,740

STOCKHOLDERS' EQUITY:
Common stock, $.002 par value, 200,000,000 shares
authorized; 73,885,415 shares issued and outstanding	147,771
Additional paid in capital	44,549,160
Deferred compensation	(8,846)
Accumulated (deficit)	(44,524,418)
Total Stockholders' Equity	163,667
Total Liabilities and Stockholder's Equity	$3,540,407

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
SALES	$-	$-

OPERATING COSTS AND EXPENSES:
Exploration and mining costs	60,321	70,256
General and administrative	301,250	370,725
Stock compensation	18,308	11,165
Depreciation and amortization	338	6,384
Accretion of asset retirement obligation	1,250	1,250
	381,467	459,780

(LOSS) FROM OPERATIONS	(381,467)	(459,780)

OTHER INCOME (EXPENSE):
Interest income	5,278	12,483
Foreign currency translation gain (loss)	(2,806)	3
Gain (loss) on derivative instrument liabilities	210,568	(1,064,859)
Accretion of discounts on notes payable and financing lease liability	(678,530)	(382,217)
Interest expense	(695,689)	(126,761)
	(1,161,179)	(1,561,351)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,542,646)	(2,021,131)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(1,542,646)	$(2,021,131)

Basic and Diluted (Loss) per Share:	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding:	72,705,849	63,963,712

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,542,646)	$(2,021,131)
Adjustments to reconcile net (loss) from operations to
net cash (used in) operating activities:
Depreciation and amortization	338	6,384
Stock compensation for services	18,308	11,165
Stock issued for interest	677,252	-
Accretion of discount on financing leasing liability and notes payable	678,530	382,217
Accretion of asset retirement obligation	1,250	1,250
Foreign currency translation loss (gain)	2,806	(3)
(Gain) loss on derivative instrument liabilities	(210,568)	1,064,859
Net change in current assets and liabilities:
Prepaid expenses	36,023	34,082
Deferred financing costs	54,184	43,049
Accounts payable	18,155	168,741
Accrued liabilities	(5,131)	(163,495)
Accrued interest payable - related party	-	22,500
Accrued interest payable - other	17,181	35,000
Accrued lease payments	-	135,000
Net Cash (Used in) Operations	(254,318)	(280,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(5,500)
Net Cash (Used in) Investing Activities	-	(5,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures payable	-	1,000,000
Payments on line of credit	(6,600)	-
Deferred finance costs	-	(100,000)
Net Cash Provided by (Used in) Financing Activities	(6,600)	900,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(260,918)	614,118
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	639,852	1,265,392

CASH AND CASH EQUIVALENTS, END OF PERIOD	$378,934	$1,879,510

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of senor secured convertible
notes payable	$945,420	$-

Stock issued for conversion of accrued interest	$28,777	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          At the Annual Meeting held on July 24, 2007, the Company’s stockholders approved proposals to amend the Company’s Certificate of Incorporation, as amended, to change its name, formerly Azco Mining Inc., to “Santa Fe Gold Corporation”, and to increase its authorized common stock from 100,000,000 to 200,000,000 shares.

          The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

          The Company incurred a net (loss) of ($1,542,646) for the three months ended September 30, 2007, and has a total accumulated deficit of ($44,524,418) at September 30, 2007. To continue as a going concern, the Company is dependent on continued fund raising for project development and deployment. In late October 2007, the Company completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors. The Company has also received a commitment from another investor for an additional $3.5 million under similar terms (see NOTE 6). In addition to these funds, the Company will need to continue to raise additional working capital to deploy its current business plan.

          The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - DERIVATIVE INSTRUMENT LIABILITIES

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

          On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 20, 2006 and September 6, 2006. Under terms of this Amendment 2, the date by which the Company was required to file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007 (filed March 23, 2007), and the date by which such registration statement was required to be declared effective, was extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital, from the authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The fair value of the derivative instruments liability for these warrants at the time of issuance was determined to be $1,773,013 with the following assumptions: (1) risk free interest rate of 4.67%, (2) remaining contractual life of 5 years, (3) expected stock price volatility of 115.5%, and (4) expected dividend yield of zero.

          The fair value of the derivative instruments liability at June 30, 2007, was determined to be $2,402,970 with the following assumptions: (1) risk free interest rate of 4.91% to 4.93%, (2) remaining contractual life between 0.50 - 4.65 years, (3) expected stock price volatility of 115.602%, and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at September 30, 2007, was determined to be $2,192,402 with the following assumptions: (1) risk free interest rate of 3.82% to 4.18%, (2) remaining contractual life between 0 .25 - 4.4 years, (3) expected stock price volatility of 119.632%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the three months ended September 30, 2007, of $210,568 and a corresponding decrease in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through September 30, 2007, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2007	September 30, 2007	September 30, 2007
Convertible Debenture:
Compound Embedded Derivatives	$353,534	$179,010	$174,524
Additional Investment Rights	552,996	491,506	61,490
Purchase Agreement Warrants	775,120	787,396	(12,276)
Amendment 2 Warrants	721,320	734,490	(13,170)
Totals	$2,402,970	$2,192,402	$210,568

NOTE 4 – CONVERTIBLE DEBENTURE NOTES PAYABLE

          During the period July 1, 2007, to September 30, 2007, the Company paid on the convertible debenture notes, principal installments aggregating $945,420, with the issuance of 945,420 shares of the Company’s common stock and interest payments aggregating $706,029 with the issuance of 1,857,709 shares of the Company’s common stock.

NOTE 5 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

          During the period July 1, 2007, to September 30, 2007, the Company paid on the convertible debenture notes, principal installments aggregating $945,420, with the issuance of 945,420 shares of the Company’s common stock and interest payments aggregating $706,029 with the issuance of 1,857,709 shares of the Company’s common stock.

2007 Equity Incentive Plan

          At the Company’s Annual Meeting on July 24, 2007, the stockholders approved the 2007 Equity Incentive Plan ("2007 EIP"). The 2007 EIP became effective on July 25, 2007, and will terminate on July 24, 2017. A maximum of 8,000,000 shares of common stock are reserved for the grant of non-qualified stock options, incentive stock options, restricted stock awards and other stock awards under the 2007 EIP. The 2007 EIP replaces the Company’s 1989 Stock Option Plan, which terminated on April 30, 2007.

          The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the Company’s operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of the Company’s stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable the Company to attract, retain and motivate the most qualified directors, employees, and consultants. As of September 30, 2007, one executive officer, two non-employee board members and approximately five other employees and consultants are eligible to receive grants under the 2007 EIP.

          In July 2007, the Company granted a five (5) year option to purchase 100,000 shares of common stock to a director. The option exercise price is $0.46 per share, the closing price on the date of grant and the options have a vesting period of one year from the date of grant. The options were valued at $37,849 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 114.622%, a risk free interest rate of 4.8%, an expected life of 5.0 years and zero quarterly dividends. During the three months ended September 30, 2007, $9,462 was recognized as stock compensation expense.

          In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company also has issued options outside of these plans and these options are exercisable over various terms up to a maximum of ten years.

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the three months ended September 30, 2007 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2007	9,600,000	$0.11	3,715,301	$1.12
Granted	100,000	$0.46	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at September 30, 2007	9,700,000	$0.12	3,715,301	$1.12

          Stock options and warrants outstanding and exercisable at September 30, 2007, are as follows:

Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
		Weighted	Weighted			Weighted	Weighted
Exercise		Average	Average	Exercise		Average	Average
Price		Contractual	Exercise	Price		Contractual	Exercise
Range	Number	Life	Price	Range	Number	Life	Price
$0.10	5,000,000	1.71	$0.10	$1.00	1,965,301	3.87	$1.00
$ 0.11	4,500,000	5.48	$0.11	$1.25	1,750,000	4.40	$1.25
$0.74	50,000	4.58	$0.74		--
$1.24	50,000	3.59	$1.24		--
	9,600,000		$0.11		3,715,301		$1.12

NOTE 6 – SUBSEQUENT EVENTS

          On October 3, 2007, the Company issued 831,818 shares of the Company’s common stock at an aggregate value of $253,954 to true-up the stock issued for the October 2007 principal payment due under the senior subordinated convertible notes. An additional 56,277 shares of the Company’s common stock was issued at an aggregate market value of $17,181 to true-up the stock issued for the accrued interest payment due September 30, 2007.

          In October 2007, the Company completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors. The Company has also received a commitment from another investor for an additional $3.5 million under similar terms. The subordinated convertible notes have a term of sixty (60) months and bear interest at 10% per annum. Interest accrues for the first eighteen months and thereafter is paid quarterly in arrears. The holders of the subordinated convertible notes have the option to convert the outstanding principal and accrued unpaid interest to common stock at anytime at a conversion price of $1.25 per share. Outstanding principal and interest is automatically converted at the $1.25 conversion price if the reported weighted average closing sales price of the Company’s stock exceeds $2.50 per share for ten consecutive trading days. In connection with the transaction, the Company issued one warrant for each $2.50 invested, each warrant giving note holders the right to purchase one share of common stock at a price of $1.25 per share for a period of five years. The Company agreed to register the shares underlying the notes and warrants upon request, provided the reported weighted average closing sales price of its common stock exceeds $1.50 per share for ten consecutive trading days.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2007.

General

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

          The Company incurred a net loss of ($1,542,646) for the three months ended September 30, 2007, and has a total accumulated deficit of ($44,524,418) at September 30, 2007. To continue as a going concern, we are dependent on continued fund raising for project development and deployment. In late October 2007, the Company completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors. The Company has also received a commitment from another investor for an additional $3.5 million under similar terms (see NOTE 6). In addition to these funds, the Company will need to continue to raise additional working capital to deploy its current business plan. In seeking additional working capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. We have $378,934 cash on hand at September 30, 2007. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and deploy our current business strategies. At September 30, 2007, based upon our current working capital utilization rate, we have working capital to fund approximately four months of operations.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2007 and 2006

          Sales

          We had no sales for the quarters ended September 30, 2007 and 2006.

          Operating Costs and Expenses

          Mine related costs decreased in the quarter ended September 30, 2007, to $60,321 from $70,256 for the comparable quarter ended in 2006, a decrease of $9,935. This decrease in the current quarter is mainly attributable to decreased costs incurred on the Ortiz site aggregating $12,740 and offset by an increase in property taxes of $2,095 on properties.

          General and administrative decreased to $301,250 for the quarter ended September 30, 2007, from $370,725 for the comparative quarter ended September 30, 2006, a decrease of $69,475. The decrease in the current quarter is mainly attributable to decreases in rent expense of $126,352; accounting and legal fees of $22,854; and per diem costs of $15,048. These decreases were mainly offset by increases in financing fees of $11,135; travel related costs of $4,884; investor relations of $40,875; costs associated with the corporate annual shareholder meeting of $32,876; and director fees of $6,000.

          General and administrative stock compensation increased to $18,308 for the quarter ended September 30, 2007, from $11,165 for the comparative quarter ended September 30, 2006, an increase of $7,143. The increase is attributable to amortized costs associated with options issued to a director aggregating $9,462 that are being amortized over the vesting period of one year.

          Other Income and Expenses

          Other income and (expenses) for the quarter ended September 30, 2007, were $(1,161,179) as compared to $(1,561,351) for the comparable quarter ended September 30, 2006. The decrease in other expenses incurred in the current quarter of $400,172 is mainly attributable to an increased gain on derivative instruments liability of $1,275,427. This gain was offset by increases in the current period of accretion of discounts on notes payable and lease liability aggregating $296,313 and interest expense of $568,928, consisting mainly of interest recognized on debt conversion of the senior secured convertible debt.

          Gain on Derivative Financial Instruments

          We recognized a gain on derivative financial instruments of $210,568 for the quarter ended September 30, 2007, as compared to a (loss) of $(1,064,859) for the prior year comparable period. The non-cash gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain in the quarter ended September 30, 2007, is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

          To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital funds for continuing payments for necessary corporate personnel, and related general and administrative expenses.

          As of September 30, 2007, we had cash on hand of $378,934, a working capital deficit of $2,805,240, which is mainly attributable to non-cash derivative instrument liabilities of $2,192,402, and an accumulated (deficit) of $(44,524,418). At September 30, 2007, based upon our current working capital utilization rate, we have working capital to fund approximately four months of operations.

          We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined that it would be significantly more beneficial for the Company to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

          We continue to seek funding to advance our business plan and strategies. We require funding to meet our corporate commitments, to place our Summit silver-gold deposit into production, to continue feasibility studies on our mineral properties and to initiate exploration programs. We anticipate that our operations for the remaining quarters in fiscal 2008, will be funded from our current cash position; sale of our securities and possibly through the exercise of certain options and warrants; and other financing facilities. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          In late October 2007, we completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors. We have also received a commitment from another investor for an additional $3.5 million under similar terms. The subordinated convertible notes have a term of sixty (60) months and bear interest at 10% per annum. Interest accrues for the first eighteen months and thereafter is paid quarterly in arrears. The holders of the subordinated convertible notes have the option convert the outstanding principal and accrued unpaid interest to common stock at anytime at a conversion price of $1.25 per share. Outstanding principal and interest is automatically converted at the $1.25 conversion price if the reported weighted average closing sales price of our stock exceeds $2.50 per share for ten consecutive trading days. In connection with the transaction, we issued one warrant for each $2.50 invested, each warrant giving note holders the right to purchase one share of common stock at a price of $1.25 per share for a period of five years. We have agreed to register the shares underlying the notes and warrants upon request, provided the reported weighted average closing sales price of the Company’s common stock exceeds $1.50 per share for ten consecutive trading days

Factors Affecting Future Operating Results

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

Off-Balance Sheet Arrangements

          During the three months ended September 30, 2007, we did not engage in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

          During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the period July 1, 2007, to September 30, 2007, the Company paid on the senior secured convertible notes, principal installments aggregating $945,420, with the issuance of 945,420 shares of the Company’s common stock and interest payments aggregating $706,029 with the issuance of 1,857,709 shares of the Company’s common stock.

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

Dated: November 16, 2007	SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director and
Principal Accounting Officer