Form 10QSB
period 2007-12-31
Santa Fe Gold CORP
filed 2008-02-14
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

Yes [ X ]   No [     ]

Indicate by check mark whether the registrant is a shell company (as referred in Rule 12b-2 of the Exchange Act).

Yes [     ]  No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity was 74,773,510 shares of common stock, par value $0.002, as of February 13, 2008.

Transitional Small Business Disclosure Format (check one): Yes [     ]  No [ X ]

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,681
Prepaid expenses	68,738
Total Current Assets	150,419

PROPERTY, PLANT AND EQUIPMENT, net	1,319,110

OTHER ASSETS:
Idle plant and equipment, net	1,544,000
Deferred finance costs	35,775
Restricted cash	178,658
Deposit	2,683
1,761,116

Total Assets	$3,230,645

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$361,950
Accrued liabilities	88,505
Line of credit	22,400
Derivative instrument liabilities	3,285,138
Accrued interest payable	7,736
Total Current Liabilities	3,765,729
LONG TERM LIABILITIES:
Convertible notes payable, less discounts of $161,440	638,560
Convertible note subscriptions	154,000
Asset retirement obligation	77,809
Total Liabilities	4,636,098

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (Deficit):
Common stock, $.002 par value, 200,000,000 shares
authorized; 74,773,510 shares issued and outstanding	149,548
Additional paid in capital	44,828,058
Accumulated (deficit)	(46,383,059)
Total Stockholders' (Deficit)	(1,405,453)
Total Liabilities and Stockholder's (Deficit)	$3,230,645

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
SALES	$-	$7,201	$-	$7,201

OPERATING COSTS AND EXPENSES:
Exploration and mine related costs	89,782	58,405	150,103	128,661
General and administrative	236,064	276,529	537,315	647,254
General and administration stock compensation	18,385	8,846	36,693	20,011
Depreciation and amortization	1,366	3,593	1,703	9,977
Accretion of asset retirement obligation	1,250	1,250	2,500	2,500
	346,847	348,623	728,314	808,403

(LOSS) FROM OPERATIONS	(346,847)	(341,422)	(728,314)	(801,202)

OTHER INCOME (EXPENSE):
Interest income	4,448	21,037	9,726	33,520
Gain on settlement of financing lease liability	-	2,883,280	-	2,883,280
Relief of debt	-	893	-	893
(Loss) on sale of asset	-	(7,500)	-	(7,500)
Foreign currency translation (loss) gain	(359)	1,553	(3,165)	1,556
(Loss) on derivative instrument liabilities	(929,109)	(1,203,156)	(718,541)	(2,268,015)
Accretion of discounts on notes payable
and financing lease liability	(312,479)	(484,325)	(991,009)	(866,542)
Interest expense	(274,296)	(79,213)	(969,985)	(205,974)
	(1,511,795)	1,132,569	(2,672,974)	(428,782)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(1,858,642)	791,147	(3,401,288)	(1,229,984)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,858,642)	$791,147	$(3,401,288)	$(1,229,984)

Basic and Diluted Income (loss) per Share	$(0.02)	$0.01	$(0.05)	$(0.02)

Weighted Average Common Shares
Outstanding - Basic and diluted	74,754,204	66,620,777	72,705,849	65,292,245

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,401,288)	$(1,229,984)
Adjustments to reconcile net (loss) from operations to
net cash (used in) operating activities:
Gain on settlement of financing lease liability	-	(2,883,280)
Depreciation and amortization	1,703	9,977
Stock compensation	36,693	20,011
Stock issued for interest	948,389	-
Accretion of discount on financing lease liability and notes payable	991,009	866,542
Accretion of asset retirement obligation	2,500	2,500
Loss on sale of assets	-	7,500
Foreign currency translation loss (gain)	3,165	(1,556)
Relief of debt	-	(893)
Loss on derivative instrument liabilities	718,541	2,268,015
Net change in current assets and liabilities:
Prepaid expenses	29,107	45,859
Deferred financing costs	72,594	92,733
Accounts payable	43,134	(68,223)
Accrued liabilities	(6,493)	-
Accrued interest payable - related party	-	33,750
Accrued interest payable - other	7,736	35,000
Accrued lease payments	-	180,000
Net Cash (Used in) Operating Activities	(553,210)	(622,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	-	2,500
Purchase of property, plant and equipment	(350)	(5,500)
Net Cash (Used in) Investing Activities	(350)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes and note subscriptions	954,000	1,000,000
Payments on letter of credit	(13,200)	-
Payments on convertible notes	(945,411)	-
Deferred finance costs	-	(100,000)
Net Cash (Used in) Provided by Financing Activities	(4,611)	900,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(558,171)	274,951
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	639,852	1,265,392

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,681	$1,540,343

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,341	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of convertible
notes payable	$945,420	$-

Stock issued for conversion of accrued interest	$28,777	$-

The accompanying notes are an integral part of the consolidated financial statements

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

      The Company incurred a net (loss) of ($3,401,288) for the six months ended December 31, 2007, has a working capital (deficit) of ($3,615,310) and has a total accumulated (deficit) of ($46,383,059) at December 31, 2007. In addition, the Company has had no revenue-generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development and deployment and administrative operating expenses. In late October 2007, the Company completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors. In December 2007, the Company entered into a definitive agreement for the private placement from another investor of an additional $13.5 million under similar terms (see NOTE 4). In addition to these funds, the Company will need to continue to raise additional working capital to meet general operating expenses.

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

Net (Loss) per Common Share

     The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. The impact of outstanding stock options and warrants has not been included as it would be anti-dilutive.

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

     On December 21, 2007, the warrant exercise price of $1.25 per share on the 1,750,000 warrants was reduced to $1.00 under the terms and conditions of the warrant with the reduction resulting from the placement of a 7% Senior Secured Convertible Debenture with attached warrants at an exercise price of $1.00 per share. The original warrant also contained an anti-dilution provision and the warrants were increased by 437,500 to 2,187,500. The fair value of the derivative instruments liability for these warrants was recalculated at the time of the price reduction and warrant increase which is further described below.

     On October 30, 2007, the Company completed the placement of 10% Convertible Senior Subordinated Notes in the amount of $450,000. The notes were placed with three accredited investors in the amount of $150,000 each. The notes have a term of 60 months and bear interest at 10% per annum. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.25 per share. An aggregate of 180,000 warrants were issued under the notes.

     On December 21, 2007, the Company entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. On December 27, 2007, the Company received the initial advance under the agreement of $350,000 and issued 175,000 warrants relating to the advance.

     The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance in the October 2007, and December 2007, transactions was determined to be $163,627 with the following assumptions: (1) risk free interest rate of 3.50% to 4.05%, (2) remaining contractual life of 5 and 7 years, (3) expected stock price volatility of 113.889% to 118.299%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

     The fair value of the derivative instruments liability at June 30, 2007, was determined to be $2,402,970 with the following assumptions: (1) risk free interest rate of 4.91% to 4.93%, (2) remaining contractual life between 0.50 to 4.65 years, (3) expected stock price volatility of 115.602%, and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at December 31, 2007, was determined to be $3,285,138 with the following assumptions: (1) risk free interest rate of 3.45% to 3.7%, (2) remaining contractual life between 0 .68 to 7.0 years, (3) expected stock price volatility of 114.91%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the six months ended December 31, 2007, of $718,541 and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through December 31, 2007, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2007	December 31, 2007	December 31, 2007
Convertible Debentures:
Compound Embedded Derivatives	$353,534	$--	$353,534
Additional Investment Rights	552,996	670,444	(117,448)
Purchase Agreement Warrants	775,120	1,324,547	(549,427)
Amendment 2 Warrants	721,320	1,290,147	(568,827)
Totals	$2,402,970	$3,285,138	(882,168)

Amount allocated to convertible note discounts at transaction inception			163,627
			$(718,541)

NOTE 4 – CONVERTIBLE DEBENTURE NOTES PAYABLE

     During the period July 1, 2007 to December 31, 2007, the Company paid on the convertible debenture notes, principal installments aggregating $1,890,831, with the issuance of 945,420 shares of the Company’s common stock at a value of $945,420 and cash payments of $945,411. Interest payments aggregating $988,505 were paid with the issuance of 2,745,804 shares of the Company’s common stock and cash aggregating $11,341.

     On October 31, 2007, the Company completed the placement of 10% Convertible Senior Subordinated Notes of $450,000. The notes were placed with three accredited investors for $150,000 each. The notes have a term of 60 months, and at such time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest will accrue for 18 months from the date of closing. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

     In connection with the October 30, 2007 placement, the Company received an additional $154,000 in note subscriptions through December 31, 2007, and the subscriptions were converted to a 10% Convertible Senior Subordinated Note under the same terms and conditions on February 1, 2008.

     On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. On December 27, 2007, the Company received the initial scheduled advance under the agreement of $350,000 and issued 175,000 warrants relating to the advance. The Company was obligated for an account management fee of 2% ($270,000) in connection with the transaction that was paid in January 2008 after the second advance under the agreement.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

     On December 13, 2007, the Board of Directors granted an award of 500,000 shares of restricted stock to the President and Chief Executive Officer that will vest on December 31, 2008. The shares are subject to forfeiture contingent on attainment of certain performance objectives related to the Summit project. As of the date of this filing, the shares have not been issued.

NOTE 6 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

     During the period July 1, 2007, to December 31, 2007, the Company paid on the convertible debenture notes, principal installments aggregating $945,420, with the issuance of 945,420 shares of the Company’s common stock and interest payments aggregating $977,164 with the issuance of 2,745,804 shares of the Company’s common stock.

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

     The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the Company’s operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of the Company’s stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable the Company to attract, retain and motivate the most qualified directors, employees, and consultants. As of December 31, 2007, one executive officer, two non-employee board members and approximately five other employees and consultants are eligible to receive grants under the 2007 EIP.

     In July 2007, the Company granted a five (5) year option to purchase 100,000 shares of common stock to a director. The option exercise price is $0.46 per share, the closing price on the date of grant and the options have a vesting period of one year from the date of grant. The options were valued at $37,849 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 114.622%, a risk free interest rate of 4.8%, an expected life of 5.0 years and zero quarterly dividends. During the six months ended December 31, 2007, $19,001 was recognized as stock compensation expense.

     On December 13, 2007, the Board of Directors granted an award of 500,000 shares of restricted stock to the President and Chief Executive Officer that will vest on December 31, 2008. The shares are subject to forfeiture contingent on attainment of certain performance objectives related to the Summit project. As of the date of this filing, the shares have not been issued. The Board also granted under the Company’s policy, five year options to purchase 75,000 shares of common stock to each of the two outside directors and 100,000 five year options to an employee who is the son the President and Chief Executive Officer. The options were valued at $0.55, the closing price on the date of the grant and vest on June 30, 2008. The options were valued at $111,619 using the Black-Scholes option pricing model and will be expensed over the vesting period beginning January 1, 2008. The options were valued using a volatility of 113.286%, a risk free interest rate of 3.45%, an expected life of 5.0 years and zero quarterly dividends.

     In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company also has issued options outside of these plans and these options are exercisable over various terms up to a maximum of ten years.

Issuances of Warrants

     On October 31, 2007, in connection with the issuance of 10% Convertible Senior Subordinated Notes aggregating $450,000, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

     On December 21, 2007, the warrant exercise price of $1.25 per share on 1,750,000 warrants was reduced to $1.00 under the terms and conditions of the warrant with the reduction resulting from the placement of a 7% Senior Secured Convertible Debenture with attached warrants at an exercise price of $1.00 per share. The original warrant contained an anti-dilution provision and the warrants were increased by 437,500 to 2,187,500.

     On December 27, 2007, in connection with a scheduled advance of $350,000 on the 7% Senior Secured Convertible Debenture, the Company issued 175,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the six months ended December 31, 2007 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2007	9,600,000	$0.11	3,715,831	$1.12
Granted	350,000	$0.52	792,500	$1.06
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at December 31, 2007	9,950,000	$0.12	4,508,331	$1.02

Stock options and warrants outstanding and exercisable at December 31, 2007, are as follows:

Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
		Weighted	Weighted			Weighted	Weighted
Exercise		Average	Average	Exercise		Average	Average
Price		Contractual	Exercise	Price		Contractual	Exercise
Range	Number	Life	Price	Range	Number	Life	Price
$0.10	5,000,000	1.46	$0.10	$1.00	4,078,330	3.94	$1.00
$ 0.11	4,500,000	5.23	$0.11	$1.25	180,000	4.86	$1.25
$0.74	50,000	4.32	$0.74	$1.58	75,001	1.70	$1.58
$1.24	50,000	3.34	$1.24		---
	9,600,000		$0.11		4,333,331		$1.08

     The weighted average excise price for outstanding warrants has changed from the prior reporting due to warrant price change and quantity referred to above on December 21, 2007.

NOTE 7 – SUBSEQUENT EVENTS

     Subsequent to December 31, 2007, the Company received cash proceeds aggregating $1,808,028 from convertible notes and additional investment rights under current financing facilities.

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

General

     Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on: (1) developing our Summit silver-gold property located in New Mexico and putting the property into production, (2) conduct further studies on our Ortiz gold project located in New Mexico, (3) fund the re-opening and enhancement of our Black Canyon mica project located in Arizona or sell the project, continue raising working capital for general operating and administrative expenses and (4) acquire high quality gold, silver and/or copper properties.

Basis of Presentation and Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We incurred a net (loss) of ($3,401,288) for the six months ended December 31, 2007, and have a total accumulated (deficit) of ($46,383,059) at December 31, 2007. To continue as a going concern, we are dependent on continued fund raising for project development, deployment and general and administrative operating expenses. In late October 2007, we completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors. On December 21, 2007, we entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a predetermined funding schedule related to the Summit project’s anticipated construction requirements during 2008.

     In addition to these funds, we will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. We have $81,681 cash on hand at December 31, 2007. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies. Subsequent to December 31, 2007, we have received cash proceeds from convertible notes and additional investment rights under current financing facilities aggregating $1,808,028.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2007 and 2006

     Sales

     We had revenues of $-0- for the three months ended December 31, 2007 as compared to $7,201 for the comparable period ended December 31, 2006. The sales in the prior comparable period consisted of Mica sales from inventory on hand.

     Operating Costs and Expenses

     Exploration and mine related costs increased in the quarter ended December 31, 2007, to $89,782 from $58,405 for the comparable quarter ended in 2006, an increase of $31,377. This increase in the current quarter is mainly attributable to increased costs incurred on the Summit site aggregating $23,543 and increased land lease fees at Ortiz of $7,159.

     General and administrative decreased to $236,064 for the quarter ended December 31, 2007, from $276,529 for the comparative quarter ended December 31, 2006, a decrease of $40,465. The decrease in the current quarter is mainly attributable to decreases in rent expense of $36,352; accounting and legal fees of $5,065; investor relations of $3,014 and per diem costs of $15,045. These decreases were mainly offset by increases in financing fees of $4,500; travel related costs of $2,499; SEC filing costs of $4,718, attributable to bringing our reporting requirements current and director fees of $6,000.

     General and administrative stock compensation increased to $18,385 for the quarter ended December 31, 2007, from $8,846 for the comparative quarter ended December 31, 2006, an increase of $9,539. The increase is attributable to amortized costs associated with options issued to a director aggregating $9,539 that are being amortized over the vesting period of one year.

     Other Income and Expenses

     Other income and (expenses) for the quarter ended December 31, 2007, were $(1,511,795) as compared to $1,132,569 for the comparable quarter ended December 31, 2006. The increase in other expenses incurred in the current quarter of $2,644,364 is mainly attributable to decreases from a gain on settlement of financing lease and interest income aggregating $2,899,869 and increased interest expense of $195,083, consisting mainly of interest recognized on debt conversion of the senior secured convertible debt. These increases in the current period were mainly offset by a decrease loss recognized on derivative instruments liability of $274,047 and a decrease in accretion of discounts on notes payable and financing lease liability of $171,846.

     (Loss) on Derivative Financial Instruments

     We recognized a (loss) on derivative financial instruments of $(929,109) for the quarter ended December 31, 2007, as compared to a (loss) of $(1,203,156) for the prior year comparable period. The non-cash (loss) arise from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative (loss) in the quarter ended December 31, 2007, is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2007 and 2006

     Sales

     We had revenues of $-0- for the six months ended December 31, 2007 as compared to $7,201 for the comparable period ended December 31, 2006. The sales in the prior comparable period consisted of Mica sales from inventory on hand.

     Operating Costs and Expenses

     Exploration and mine related costs increased in the six months ended December 31, 2007, to $150,103 from $128,661 for the comparable six months ended in 2006, an increase of $21,442. This increase in the current six month period is mainly attributable to increased costs incurred on the Summit site aggregating $25,683 and offset by an increase in costs at the Ortiz site aggregating $5,582.

     General and administrative decreased to $537,315 for the six months ended December 31, 2007, from $647,254 for the comparative six months ended December 31, 2006, a decrease of $109,939. The decrease in the current six months is mainly attributable to decreases in rent expense of $168,704; accounting and legal fees of $27,919 and per diem costs of $30,090. These decreases were mainly offset by increases in financing fees of $15,636; travel and related costs of $7,383; investor relations of $37,861; costs associated with the corporate annual shareholder meeting of $32,876; payroll burden of $4,945; SEC filing costs of $3,038, attributable to bringing our reporting requirements current and director fees of $12,000.

     General and administrative stock compensation increased to $36,693 for the six months ended December 31, 2007, from $20,011 for the comparative six months ended December 31, 2006, an increase of $16,682. The increase is attributable to amortized costs associated with options issued to a director aggregating $19,001 that are being amortized over the vesting period of one year.

     Other Income and Expenses

     Other income and (expenses) for the six months ended December 31, 2007, were $(2,672,974) as compared to $(428,782) for the comparable six months ended December 31, 2006. The increase in other expenses incurred in the current six month period of $2,244,192 is mainly attributable to decreases from a gain on settlement of financing lease and interest income aggregating $2,907,074; increased accretion of discounts on notes payable and financing lease of $124,467 and increased interest expense of $764,011, consisting mainly of interest recognized on debt conversion of the senior secured convertible debt. These increases in the current six month period were mainly offset by a decrease loss recognized on derivative instruments liability of $1,549,474.

     (Loss) on Derivative Financial Instruments

     We recognized a (loss) on derivative instruments liability of $(718,541) for the six months ended December 31, 2007, as compared to a (loss) of $(2,268,015) for the prior year comparable six month period. The non-cash (loss) arise from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative (loss) in the six months December 31, 2007, is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

     As of December 31, 2007, we had cash on hand of $81,681, a working capital (deficit) of $3,615,310, which is mainly attributable to non-cash derivative instrument liabilities of $3,285,138, and an accumulated (deficit) of $(46,383,059). Subsequent to December 31, 2007, we have received cash proceeds from convertible notes and additional investment rights under current financing facilities aggregating $1,808,028.

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined that it would be significantly more beneficial for the Company to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

     We continue to seek funding to advance our business plan and strategies. We require funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We anticipate that our operations for the remaining quarters in fiscal 2008 will be funded from our current financing facilities; sale of our securities and possibly through the exercise of certain options and warrants. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

     On October 31, 2007, the Company completed the placement of 10% Convertible Senior Subordinated Notes in the amount of $450,000. The notes were placed with three accredited investors in the amount of $150,000 each. The notes have a term of 60 months, at the end of which time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest will accrue for 18 months from the date of closing. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at a conversion price of $1.25 per share. The notes will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

     In connection with the October 30, 2007, placement, the Company received an additional $154,000 in note subscriptions through December 31, 2007, and the subscriptions were converted to a 10% Convertible Senior Subordinated Note under the same terms and conditions on February 1, 2008.

     On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. On December 27, 2007, the Company received the initial scheduled advance under the agreement of $350,000 and issued 175,000 warrants relating to the advance. The Company is obligated to an account management fee of 2% ($270,000) in connection with the transaction that was paid in January 2008 after the second advance under the agreement.

Factors Affecting Future Operating Results

     We have deployed our plan to place the Company on an improved financial footing. Additional important elements of the plan include maintaining current in the filing of our annual and quarterly financial reports and continuing to raise interim funding to provide for deployment of operations on our various property sites. If we are able to continue to secure additional interim financing on acceptable terms and obtain the additional required project financing, we believe we will be in a position to expand our business plan deployment on our other property sites.

Off-Balance Sheet Arrangements

     During the three months ended December 31, 2007, we did not engage in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

     During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the period July 1, 2007, through December 31, 2007, we paid on the convertible debenture notes, principal installments aggregating $945,420, with the issuance of 945,420 shares of our common stock and interest payments aggregating $977,164 with the issuance of 2,745,804 shares of our common stock.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

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

Dated: February 14, 2008	SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director and
Principal Accounting Officer