Form 10QSB
period 2008-03-31
Santa Fe Gold CORP
filed 2008-05-20
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________to _______________

Commission File Number: 0-20430 ____________________

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
Yes [           ] No [ x ]

The number of shares outstanding of each of the issuer’s classes of common equity was 74,773,510 shares of common stock, par value $0.002, as of May 19, 2008.

Transitional Small Business Disclosure Format (check one):
Yes [           ] No [ x ]

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I

     FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,137,248
Interest receivable	8,377
Prepaid expenses	147,687
Total Current Assets	1,293,312

PROPERTY, PLANT AND EQUIPMENT, net	1,484,533

OTHER ASSETS:
Idle plant and equipment, net	1,544,000
Deferred finance costs	290,486
Restricted cash	178,658
Deposit	2,683
2,015,827

Total Assets	$4,793,672

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$456,973
Accrued liabilities	87,423
Line of credit	15,800
Accrued interest payable	54,930
Derivative instrument liabilities	427,232
Total Current Liabilities	1,042,358

LONG TERM LIABILITIES:
Convertible notes payable, less discounts of $1,097,791	1,664,352
Derivative instrument liabilities	3,010,718
Asset retirement obligation	79,059
Total Liabilities	5,796,487

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (Deficit):
Common stock, $.002 par value, 200,000,000 shares
authorized; 74,773,510 shares issued and outstanding	149,548
Additional paid in capital	45,081,279
Accumulated (deficit)	(46,233,642)
Total Stockholders' (Deficit)	(1,002,815)
Total Liabilities and Stockholder's (Deficit)	$4,793,672

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
SALES	$-	$-	$-	$7,201

OPERATING COSTS AND EXPENSES:
Exploration and mine related costs	42,277	105,995	192,380	234,655
General and administrative	330,101	348,415	867,416	995,669
General and administration stock compensation	65,312	8,846	102,005	28,858
Depreciation and amortization	1,395	1,969	3,098	11,946
Accretion of asset retirement obligation	1,250	1,250	3,750	3,750
	440,335	466,475	1,168,649	1,274,878

(LOSS) FROM OPERATIONS	(440,335)	(466,475)	(1,168,649)	(1,267,677)

OTHER INCOME (EXPENSE):
Interest income	1,230	13,086	10,956	46,606
Miscellaneous income	11,155	4,735	11,155	4,735
Gain on settlement of financing lease liability	-	(12,911)	-	2,870,369
Relief of debt	-	-	-	893
(Loss) on sale of asset	-	-	-	(7,500)
Foreign currency translation (loss) gain	1,806	(377)	(1,359)	1,179
Gain (loss) on derivative instrument liabilities	618,511	1,042,098	(100,030)	(1,225,917)
Accretion of discounts on notes payable
and financing lease liability	(22,882)	(1,093,730)	(1,013,891)	(1,960,272)
Interest expense	(20,067)	(223,798)	(990,052)	(429,772)
	589,753	(270,897)	(2,083,221)	(699,679)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	149,418	(737,372)	(3,251,870)	(1,967,356)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$149,418	$(737,372)	$(3,251,870)	$(1,967,356)

Basic and Diluted Income (Loss) per Share	$0.00	$(0.01)	$(0.04)	$(0.03)

Weighted Average Common Shares
Outstanding - Basic and diluted	74,773,510	68,783,331	74,075,325	66,438,952

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,251,870)	$(1,967,356)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Gain on settlement of financing lease liability	-	(2,870,369)
Depreciation and amortization	3,098	11,946
Stock compensation	102,005	28,858
Interest expense paid with issuance of stock	948,389	157,570
Accretion of discount on notes payable and financing lease liability	1,013,891	1,960,272
Accretion of asset retirement obligation	3,750	3,750
Loss on sale of assets	-	7,500
Foreign currency translation loss (gain)	1,359	(1,179)
Relief of debt	-	(893)
Loss on derivative instrument liabilities	100,030	1,225,917
Amortization of deferred finance costs	87,883	128,916
Net change in operating assets and liabilities:
Interest receivable	(8,377)	-
Prepaid expenses	(49,842)	(2,308)
Deposit	-	(2,683)
Accounts payable	138,156	59,743
Accrued liabilities	(5,770)	(91,339)
Accrued interest payable	54,930	-
Accrued lease payments	-	180,000
Net Cash (Used in) Operating Activities	(862,368)	(1,171,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	-	2,500
Purchase of property, plant and equipment	(167,168)	(5,500)
Net Cash (Used in) Investing Activities	(167,168)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	2,762,143	1,000,000
Payments on letter of credit	(19,800)	-
Payments on convertible notes	(945,411)	-
Deferred finance costs	(270,000)	(100,000)
Net Cash Provided by Financing Activities	1,526,932	900,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	497,396	(274,655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	639,852	1,265,392

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,137,248	$990,737

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

     At the Annual Meeting held on July 24, 2007, the Company’s stockholders approved proposals to amend the Company’s Certificate of Incorporation, as amended, to change its name, from Azco Mining Inc., to Santa Fe Gold Corporation, and to increase its authorized common stock from 100,000,000 to 200,000,000 shares.

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

     The Company incurred a net (loss) of ($3,251,870) for the nine months ended March 31, 2008, has a working capital of $250,954 and has a total accumulated (deficit) of ($46,233,642) at March 31, 2008. In addition, the Company has had no revenue-generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development and deployment and administrative operating expenses. In late October 2007, the Company completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors and an additional investment of $237,143 from an investor in February 2008 under the same terms and conditions. In December 2007, the Company entered into a definitive agreement for the private placement from another investor of an additional $13.5 million under similar terms and received advances of $350,000 and $1,500,000 in December 2007, and January 2008, respectively (see NOTE 4) In January 2008, the Company received $225,000 from the exercise of Additional Investment Rights by two institutional investors (see NOTE 4) . In addition to these funds, the Company will need to continue to raise additional working capital to meet general operating expenses.

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

Net (Loss) per Common Share

     The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. When computing diluted earnings per share, the consideration of the effect of the derivatives results in an adjusted net loss for the three months ended March 31, 2008. Therefore the impact of outstanding stock options and warrants has not been included as it would be anti-dilutive.

NOTE 3 - DERIVATIVE INSTRUMENT LIABILITIES

     On March 20, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. These notes were evaluated using Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”)” and it was determined that the warrants, embedded conversion and interest components and additional investment rights should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.

     On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 20, 2006. The common stock warrants and additional investment rights held by the investors were also amended. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662. This principal amount plus interest was repaid in full in December 2007.

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

     On January 9, 2008 and January 10, 2008, the Company completed the placement of Additional Investment Rights aggregating $225,000 with two institutional investors. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, the Company issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 112,500 warrants were issued under the notes. The notes also have an embedded convertible option for principal and interest.

     On January 15, 2008, the Company received the second advance of $1,500,000 and issued 750,000 warrants relating to the advance as provided for under the terms and conditions of the $13,500,000 7% Senior Secured Convertible Debenture entered into on December 21, 2007.

     On February 1, 2008, the Company completed the private placement of a 10% Convertible Senior subordinated Note of $237,143 with an accredited investor and issued a note and related warrants under terms and conditions the same as for the private placements completed October 31, 2007. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

     The fair value of the derivative instruments liability for these warrants and embedded convertible options issued under the placements at the time of issuance in the January 2008, and February 2008, transactions was determined to be $771,323 with the following assumptions: (1) risk free interest rate of 2.46% to 3.3%, (2) remaining contractual life of 1.5 and 7 years, (3) expected stock price volatility of 112.428% to 112.737%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

     The fair value of the derivative instruments liability at June 30, 2007, was determined to be $2,402,970 with the following assumptions: (1) risk free interest rate of 4.91% to 4.93%, (2) remaining contractual life between 0.50 to 4.65 years, (3) expected stock price volatility of 115.602%, and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at March 31, 2008, was determined to be $3,437,950 with the following assumptions: (1) risk free interest rate of 1.57% to 2.88%, (2) remaining contractual life between 0 .44 to 6.8 years, (3) expected stock price volatility of 106.552%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the nine months ended March 31, 2008, of $100,030 and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through March 31, 2008, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2007	March 31, 2008	March 31, 2008
Convertible Debentures:
Compound Embedded Derivatives	$353,534	$74,914	$278,620
Additional Investment Rights	552,996	427,232	125,764
Purchase Agreement Warrants	775,120	1,767,852	(992,732)
Amendment 2 Warrants	721,320	1,167,952	(446,632)
Totals	$2,402,970	$3,437,950	(1,034,980)

Amount allocated to convertible note discounts at transaction inception			934,950
			$(100,030)

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

     In connection with the October 30, 2007, placement, the Company received an additional $237,143 from an accredited investor and issued a note and related warrants under the same terms and conditions on February 1, 2008. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

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

     On January 15, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 31, 2007, the Company received the second advance under the agreement of $1,500,000 and issued 750,000 warrants relating to the advance. The convertible debenture was determined to have a beneficial conversion feature based upon the effective computed conversion price, which resulted in a $173,441 charge to the note discount and a credit to Additional Paid In Capital.

     The Company paid an account management fee of 2% ($270,000) in connection with the transaction in January 2008, after the second advance under the agreement was received.

     On January 9, 2008, and January 10, 2008, the Company issued convertible notes aggregating $225,000 to two institutional investors that exercised Additional Investment Rights. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, the Company issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 112,500 warrants were issued under the notes. The notes also have an embedded convertible option for principal and interest. The convertible debentures were determined to have beneficial conversion features based upon the effective computed conversion price, which resulted in a $14,469 charge to the note discounts and a credit to Additional Paid In Capital.

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

     The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the Company’s operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of the Company’s stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable the Company to attract, retain and motivate the most qualified directors, employees, and consultants. As of March 31, 2008, one executive officer, two non-employee board members and approximately four other employees and consultants are eligible to receive grants under the 2007 EIP.

     In July 2007, the Company granted a five (5) year option to purchase 100,000 shares of common stock to a director. The option exercise price is $0.46 per share, the closing price on the date of grant and the options have a vesting period of one year from the date of grant. The options were valued at $37,849 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 114.622%, a risk free interest rate of 4.8%, an expected life of 5.0 years and zero quarterly dividends. During the nine months ended March 31, 2008, $28,503 was ecognized as stock compensation expense.

     On December 13, 2007, the Board of Directors granted an award of 500,000 shares of restricted stock to the President and Chief Executive Officer that will vest on December 31, 2008. The shares are subject to forfeiture contingent on attainment of certain performance objectives related to the Summit project. As of the date of this filing, the shares have not been issued. The Board also granted pursuant to the Company’s compensation policy pertaining to outside directors, five year options to purchase 75,000 shares of common stock to each of two directors, and also granted 100,000 five year options to an employee who is the son the President and Chief Executive Officer. The options are exercisable at $0.55, the closing price on the date of the grant and vest on June 30, 2008. The options were valued at $111,619 using the Black-Scholes option pricing model and will be expensed over the vesting period beginning January 1, 2008. The options were valued using a volatility of 113.286%, a risk free interest rate of 3.45%, an expected life of 5.0 years and zero quarterly dividends. During the nine months ended March 31, 2008, $55,810 was recognized as stock compensation expense.

     On March 24, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.73 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $57,048 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 106.552%, a risk free interest rate of 2.64%, an expected life of 5.0 years and zero quarterly dividends. No stock compensation expense was recorded for the three months ended March 31, 2008.

     In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued options outside of these plans, exercisable over various terms up to a maximum of ten years.

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

     On January 9, 2008, and January 10, 2008, in connection with the exercise of Additional Investment Rights, the Company issued 112,500 five year warrants giving the right to purchase common stock at a price of $1.00 per share.

     On January 15, 2008, in connection with a scheduled advance of $1,500,000 on the 7% Senior Secured Convertible Debenture, the Company issued 750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014.

     On February 1, 2008, in connection with the issuance of a 10% Convertible Senior Subordinated Note for $237,143, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the nine months ended March 31, 2008 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2007	9,600,000	$0.11	3,715,831	$1.12
Granted	450,000	$0.57	1,749,858	$1.04
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at March 31, 2008	10,050,000	$0.14	5,465,689	$1.02

Stock options and warrants outstanding and exercisable at March 31, 2008, are as follows:

Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
		Weighted	Weighted			Weighted	Weighted
Exercise		Average	Average	Exercise		Average	Average
Price		Contractual	Exercise	Price		Contractual	Exercise
Range	Number	Life	Price	Range	Number	Life	Price
$0.10	5,000,000	1.21	$0.10	$1.00	4,190,830	3.72	$1.00
$0.11	4,500,000	4.98	$0.11	$1.25	274,858	4.69	$1.25
$0.74	50,000	4.07	$0.74	$1.58	75,001	1.45	$1.58
$1.24	50,000	3.09	$1.24		--
	9,600,000		$0.11		4,540,689		$1.03

     The weighted average exercise price for outstanding warrants has changed from the prior reporting due to warrant price change and quantity referred to above on December 21, 2007.

NOTE 7 – SUBSEQUENT EVENTS

     Subsequent to March 31, 2008, the Company received cash proceeds aggregating $3,500,000 from the third scheduled advance under the December 21, 2007, 7% Senior Secured Convertible Debenture, and issued 1,750,000 warrants relating to the advance.

     Subsequent to March 31, 2008, the Company received cash proceeds of $200,000 pursuant to exercise of Additional Investment Rights by an institutional investor, and issued 100,000 warrants in connection with the transaction.

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

General

     Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on: (1) developing our Summit silver-gold property located in New Mexico and placing the property into production, (2) conducting further studies on our Ortiz gold project located in New Mexico, (3) funding the re-opening and enhancement of our Black Canyon mica project located in Arizona or selling the project, (4) raising working capital for general operating and administrative expenses, and (5) acquiring high quality gold, silver and/or copper properties.

Basis of Presentation and Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We incurred a net (loss) of ($3,251,870) for the nine months ended March 31, 2008, and have a total accumulated (deficit) of ($46,233,642) at March 31, 2008. To continue as a going concern, we are dependent on continued fund raising for project development, execution of our business strategy and payment of general and administrative operating expenses.

     In October 2007, the Company completed a private placement of senior subordinated convertible notes for an aggregate purchase price of $450,000 to three accredited investors. In February 2008, we completed an additional private placement of $237,143 under the same terms and conditions. In December 2007, the Company entered into a definitive agreement for the private placement from another investor of an additional $13.5 million under similar terms and received advances of $350,000 and $1,500,000 in December 2007, and January 2008, respectively. Advances under this debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. In January 2008, the Company received $225,000 from the exercise of Additional Investment Rights by two institutional investors (see NOTE 4 in the accompanying notes to the Unaudited Consolidated Financial Statements).

     We will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. We have $1,137,248 cash on hand at March 31, 2008. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies. Subsequent to March 31, 2008, we received $3,500,000, which constitutes the third advance under the December 21, 2007, 7% Senior Secured Convertible Debenture, and $200,000 from the exercise of Additional Investment rights.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2008 and 2007

Sales

We had revenues of $-0- for the three months ended March 31, 2008, and March 31, 2007.

Operating Costs and Expenses

     General and administrative decreased to $330,101 for the quarter ended March 31, 2008, from $348,415 for the comparative quarter ended March 31, 2007, a decrease of $18,314. The decrease in the current quarter is mainly attributable to decreases in investor relations expense of $10,037; consulting fees of $67,275 and per diem costs of $15,045. These decreases were mainly offset by increases in relocation costs of $34,147; travel related costs of $6,772; director fees of $4,000; rent of $10,705; accounting and legal fees aggregating $7,893; payroll burden of $8,967 and office operating costs of $9,170.

     General and administrative stock compensation increased to $65,312 for the quarter ended March 31, 2008, from $8,846 for the comparative quarter ended March 31, 2007, an increase of $56,466. The increase is attributable to amortized costs associated with options issued to directors and an employee that are being amortized over the vesting period of six months.

Other Income and Expenses

     Other income and (expenses) for the quarter ended March 31, 2008, were $589,753 as compared to $(270,897) for the comparable quarter ended March 31, 2007. The decrease in other expenses incurred in the current quarter of $860,650 is mainly attributable to increases in miscellaneous income of $6,420; decreased interest expense of $203,731, consisting mainly of interest recognized on debt conversion of the senior secured convertible debt and a decrease in accretion of discounts on notes payable and financing lease liability of $1,070,848. These increases in the current period were mainly offset by a decrease of income recognized on derivative instruments liability of $423,587 and a decrease of interest income of $11,856.

(Loss) on Derivative Financial Instruments

     We recognized a gain on derivative financial instruments of $618,511 for the quarter ended March 31, 2008, as compared to a gain of $1,042,098 for the prior year comparable period. The non-cash income arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative income in the quarter ended March 31, 2008, is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2008 and 2007

Sales

     We had revenues of $-0- for the nine months ended March 31, 2008, as compared to $7,201 for the comparable period ended March 31, 2007. The sales in the prior comparable period consisted of Mica sales from inventory on hand.

Operating Costs and Expenses

     General and administrative decreased to $867,416 for the nine months ended March 31, 2008, from $995,669 for the comparative nine months ended March 31, 2007, a decrease of $128,253. The decrease in the current nine months is mainly attributable to decreases in rent expense of $152,000; accounting and legal fees of $20,026; financing costs of $14,896; consulting of $74,882 and per diem costs of $45,135. These decreases were mainly offset by increases in relocation costs aggregating $34,147; travel and related costs of $14,390; investor relations of $27,824; costs associated with the corporate annual shareholder meeting of $33,234; payroll burden of $13,902; office operating costs aggregating $11,758; corporate filing costs of $8,577, attributable to bringing our reporting requirements current and director fees of $16,000.

     General and administrative stock compensation increased to $102,005 for the nine months ended March 31, 2008, from $28,858 for the comparative nine months ended March 31, 2007, an increase of $73,147. The increase is attributable to amortized costs aggregating $84,312 associated with options issued to directors and an employee that are being amortized over the vesting period.

Other Income and Expenses

     Other income and (expenses) for the nine months ended March 31, 2008, were $(2,083,221) as compared to $(699,679) for the comparable nine months ended March 31, 2007. The increase in other expenses incurred in the current nine month period of $1,383,542 is mainly attributable to decreases from a gain on settlement of financing lease and interest income aggregating $2,906,019 and increased interest expense of $560,280, consisting mainly of interest recognized on debt conversion of the senior secured convertible debt. This decrease in income for the current nine month period was mainly offset by a decreased loss recognized on derivative instruments liability of $1,125,887; and a decrease in accretion of discounts on notes payable and financing lease liability of $946,381.

(Loss) on Derivative Financial Instruments

     We recognized a (loss) on derivative instruments liability of $(100,030) for the nine months ended March 31, 2008, as compared to a (loss) of $(1,225,917) for the prior year comparable nine month period. The non-cash (loss) arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative (loss) in the nine months ending March 31, 2008, is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

     As of March 31, 2008, we had cash on hand of $1,137,248, a working capital of $250,954 and an accumulated (deficit) of $(46,233,642). Subsequent to March 31, 2008, the Company received cash proceeds of $3,500,000 from the third scheduled advance under the December 21, 2007, 7% Senior Secured Convertible Debenture, and $200,000 from exercise of Additional Investment Rights.

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined that it would be significantly more beneficial for the Company to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

     We continue to seek funding to advance our business plan and strategies. We require funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We anticipate that our operations for the remaining quarters in calendar 2008 will be funded from our current financing facilities, the sale of our securities and possibly through the exercise of certain options and warrants. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

     On October 31, 2007, the Company completed the private placement of 10% Convertible Senior Subordinated Notes in the amount of $450,000. The notes were placed with three accredited investors in the amount of $150,000 each. The notes have a term of 60 months, at the end of which time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest will accrue for 18 months from the date of closing. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at a conversion price of $1.25 per share. The notes will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

     On February 1, 2008, the Company completed a private placement of an additional 10% Convertible Senior Subordinated Note in the amount of $237,143 and issued a note and related warrants under terms and conditions the same as for the private placements completed October 31, 2007. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

     On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. On December 27, 2007, the Company received the initial scheduled advance under the agreement of $350,000 and issued 175,000 warrants relating to the advance. On January 15, 2008, the Company received the second scheduled advance under the agreement of $1,500,000 and issued 750,000 warrants relating to the advance.

     The Company was obligated to an account management fee of 2% ($270,000) in connection with the transaction and was paid in January 2008 after the second advance under the agreement was received.

     On January 9, 2008, and January 10, 2008, the Company received cash proceeds aggregating $225,000 from exercise of Additional Investment Rights by two institutional investors and issued convertible notes aggregating $225,000. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, the Company issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 112,500 warrants were issued under the notes.

Factors Affecting Future Operating Results

     We have deployed our plan to place the Company on an improved financial footing. Additional important elements of the plan include maintaining current in the filing of our annual and quarterly financial reports and continuing to raise interim funding to provide for operations on our various property sites. If we are able to continue to secure additional interim financing on acceptable terms and obtain the additional required project financing, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

     During the three months ended March 31, 2008, we did not engage in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

     During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 19, 2008	SANTA FE GOLD CORPORATION

	By:	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director and
Principal Accounting Officer