Form 10KSB
period 2008-06-30
Santa Fe Gold CORP
filed 2008-10-10
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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
Yes [   ]     No [X]

Revenues for issuer’s most recent fiscal year: $-0-

Aggregate market value of stock held by non-affiliates as of October 3, 2008: $39,637,072

Number of shares of the issuer’s common stock outstanding as of October 3, 2008: 75,904,760

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

          In May 2006, we acquired all of the outstanding shares of The Lordsburg Mining Company (“Lordsburg Mining”), which owns the Summit silver-gold project. In December 2007, Lordsburg Mining located additional unpatented mining claims near the Summit property, and in June 2008, acquired additional equipment and real property near the town of Lordsburg, NM. The Summit project consists of the Summit property of 117 acres of patented mining claims and approximately 740 acres of unpatented mining claims in Grant County, southwestern New Mexico; the Banner mill site and adjacent property, located approximately 57 miles south of the Summit property, totaling approximately 1,500 acres of wholly owned and leased patented and unpatented mining claims near Lordsburg, Hidalgo County, New Mexico; mining and operating permits related to the Summit property and the Banner mill site property; and mineral processing equipment consisting of a crushing and screening plant, a ball mill and a 400 ton-per-day flotation plant. Our strategic objective is to develop the Summit project. The Summit mining and processing operation will involve underground mining of mineralized material from the Summit mining claims at a rate of about 400 tons per day and trucking of the mined material 57 miles to the Banner mill site where metallurgical processing will take place. At the Banner site, processing will be accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. This concentrate will be marketed to a smelter or to a third-party precious metals processing plant. In April 2007, we received results of a preliminary feasibility study carried out by an independent geological engineering firm that concluded that development of the Summit deposit would be economically viable. Capital cost was estimated as $13.4 million and the development schedule was estimated as 12 months. On the basis of the results of the study, we determined to proceed to secure the capital necessary for development, and on December 21, 2007, we entered into definitive agreements regarding the private placement of senior secured convertible debentures and common stock purchase warrants to a single investor for an aggregate purchase price of $13,500,000. The net proceeds will be used primarily for development of the Summit project. The debentures and warrants will be issued in accordance with a pre-determined funding schedule corresponding to the project’s anticipated construction requirements during 2008. We began construction activities in February, 2008, and expect that development will require a minimum of 12 months before production can begin. As of October 3, 2008, we have received $8,850,000 of the $13,500,000 of available funds from the Summit development financing.

          In August 2004, we acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). In December 2005, we received the results of an independent scoping study of the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. It also included an economic analysis complete with sensitivities on gold price, capital and operating costs. The report concluded that the financial results indicate a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The financial model estimated that production could total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered. The capital cost, assuming contract mining, was estimated as $38.2 million. The report also stated that upside exists in estimations of mineralized material in both contained ounces and grade. Based on these results, we have proceeded to examine additional mining and processing options in an attempt to further improve the project’s economics. Over the next 12 months we intend to further explore and evaluate mining and processing alternatives. Also, we intend, in conjunction with this work, to conduct an assessment of permitting and environmental issues. Although work on the Ortiz gold property has yielded encouraging results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. We currently have not established proven or probable reserves on the Ortiz gold property.

          In 1999, we acquired the Black Canyon mica project. The project includes a crushing and concentrating plant and 76 unpatented mining claims at Black Canyon, 30 miles north of Phoenix, Arizona. Until November 2006, the project also included a mica processing plant situated in Glendale, Arizona. In November 2002, due to economic constraints, we suspended crushing and concentrating activities at our Black Canyon mica mine. After the suspension of operations, limited production, marketing and sales continued through 2005 at our Glendale mica processing facility using inventoried mica. In January 2007, we removed the mica processing equipment from the Glendale plant and placed it into storage. In the first half of 2008, we disassembled the crushing and concentrating plant at the Black Canyon mine and placed the major items of equipment into storage. We intend to seek a joint venture partner to contribute the approximately $8.0 million required to fund the re-establishment of the mining operation, relocation of the mica processing equipment and re-opening and enhancement of the Black Canyon mica project, or alternatively, intend to divest of the project.

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

          The Company has incurred a net (loss) of ($4,256,092) and earned net income of $345,979 for the years ended June 30, 2008 and 2007, respectively. The Company has a total accumulated (deficit) of $(47,237,864) and a negative working capital of $(722,505) at June 30, 2008. To continue as a going concern, we are dependent on the achievement of profitable production from our Summit silver-gold project and/or continued fund raising. However, we have received no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that we would find its terms to be favorable or acceptable.

Recent Developments

          On June 30, 2008, Lordsburg Mining Company purchased from St. Cloud Mining Company, a New Mexico corporation, for a price of $841,500, mineral processing equipment and real property situated adjacent to our Banner mill site located south of Lordsburg, New Mexico. The equipment included in the purchase constitutes important components for our Banner mill processing facility, notably a portable crushing and screening plant and a feeding and conveying system. The real property included in the purchase consists of 70 patented and 5 unpatented mining claims, and assignments of mineral leases covering 17 patented and 6 unpatented mining claims. These mining claims and mineral leases, together with the patented mining claims Lordsburg Mining already owns in the area of the Banner mill site, cover approximately 1,500 acres (2.3 square miles) and comprise the core of the Virginia Mining District. Historical production of copper, gold and silver from the district has been substantial. Lordsburg Mining has assumed certain potential environmental obligations in connection with the real property, including those related to reclamation of old workings, should such obligations arise in the future. The purchase price of $841,500 was allocated as to $631,500 for the equipment and $210,000 for the patented and unpatented mining claims and leases. The funds for the purchase were sourced from the $13.5 million Summit development financing completed in December 2007.

          On June 5, 2008, we agreed to exercise our option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. We originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. We agreed to exercise our purchase option in connection with settlement of an action we commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price is $250,000, and will be paid with interest over a term of four years. We also are obligated to pay a 5% royalty on any future production.

          On June 2, 2008, April 30, 2008, January 10, 2008, and January 9, 2008, we completed the placement of Additional Investment Rights aggregating $643,614 with two institutional investors. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, we issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 321,807 warrants were issued under the notes.

          On February 1, 2008, we completed the private placement of a 10% Convertible Senior subordinated Note of $237,143 with an accredited investor and issued a note and related warrants under terms and conditions the same as for the private placements completed October 31, 2007. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

          On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. At the option of the holder of the convertible debentures, the outstanding principal and accrued interest is convertible any time into Santa Fe Gold’s common stock at a conversion price of $1.00 per share, and is automatically converted if the reported weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010, to December 31, 2014. On December 27, 2007, we received the initial advance under the agreement of $350,000. On January 15, 2008, we received the second advance of $1,500,000, and on each of April 15, 2008, and July 15, 2008, we received advances of $3,500,000, for a total of $8,850,000. At October 3, 2008, we have issued an aggregate of 4,425,000 warrants under the debentures.

          On October 31, 2007, we completed the placement of 10% Convertible Senior Subordinated Notes in the amount of $450,000. The notes were placed with three accredited investors in the amount of $150,000 each. The notes have a term of 60 months and bear interest at 10% per annum. In connection with the transaction, we issued a five year warrant for each $2.50 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.25 per share. An aggregate of 180,000 warrants were issued under the notes.

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

          In connection with payments of notes to institutional investors related to $3,500,000 of private placement financing completed in 2006 (see below), we issued 6,259,798 shares of common stock as payment of interest and principal under the notes in satisfaction of payments due from February 1, 2007, through October 1, 2007. We paid the remaining principal and interest under the notes in cash, for the payments due November 1, 2007, through January 1, 2008. As of January 1, 2008, all principal and interest amounts due under the notes were paid. On March 20, 2006, we completed a private placement of senior secured convertible notes, additional investment rights and warrants to five institutional investors for an aggregate purchase price of $2,500,000. We received net proceeds of approximately $2,267,500 after deducting fees and expenses. The convertible notes had a term of 17 months and were to amortize over 12 months beginning on September 1, 2006. Interest on the principal amount outstanding accrued at a rate of 7% per annum. The Company could pay principal and accrued interest in cash or, at the Company’s option, in shares of its common stock. If we elected to pay principal and interest in shares of our common stock, the value of each share of common stock would be equal to ninety percent (90%) of the average of the ten (10) lowest daily volume weighted average prices of our common stock during the twenty (20) trading days immediately preceding the date of payment. The holder of each convertible note, at the holder’s option, could convert the note into our common stock at a conversion price of $1.58 per share. We also granted additional investment rights to the investors, giving each the right for 12 months to purchase, under the same terms, an additional convertible note for 50% of the amount initially purchased. We also issued warrants to the note holders, giving the right for a period of 5 years to purchase in the aggregate 791,141 shares of our common stock at a price of $1.58 per share. In connection with the transaction, we were required within 60 days of the closing to file a registration statement with the Securities and Exchange Commission and within 150 days to cause the registration statement to be declared effective.

          On September 6, 2006, we amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006. The common stock warrants and Additional Investment Rights held by the investors were also amended. Under the terms of the amendment, the maturity of the convertible notes was deferred from August 31, 2007, to January 1, 2008. The convertible notes amortized over 12 equal monthly installments and the date of the first installment was extended from September 1, 2006, to February 1, 2007. Interest on the principal amount outstanding remained at the rate of 7% per annum and accrued from February 1, 2007. Interest was payable on the last day of each calendar quarter, beginning on March 31, 2007. The price at which the holder of each convertible note could convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock was reduced from $1.58 to $1.00 per share. We could pay principal and accrued interest in cash or, at our option, in shares of our common stock under the same terms and conditions as provided for in the March 20, 2006, agreement. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662. The amendment revised the date by which we were required to file a registration statement with the Securities and Exchange Commission to within 60 days after the date of the amendment and revised the date by which we were required to cause the registration statement to be declared effective to within 150 days after the date of the amendment.

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

          On February 23, 2007, we agreed with the investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 21, 2006, and

September 6, 2006. Under terms of the amendment, the date by which we were required to file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007, and the date by which such registration statement was required to be declared effective was extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. We agreed to seek stockholder approval for an increase in our authorized capital, from the authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, we issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The amendment also provided for the Company to pay the February 1, 2007, and March 1, 2007, monthly installments in common stock without being subject to Equity Conditions of the Note Agreements, at a reduced conversion price of $0.80 per share rather than the Agreement price of $1.00 per share. On March 26, 2007, we filed the required registration statement, which was declared effective on July 20, 2007. On July 24, 2007, our shareholders approved the increased limit of our authorized capital to 200 million shares.

Products – Mica and Feldspathic Sand

          Revenues

          During fiscal years 2008 and 2007, our Black Canyon operation was unable to produce plastic pellets due to a lack of working capital. In fiscal 2008, we sold no plastic pellets or mica. In 2007, our sales were $7,201. We have no inventoried mica available for mica customers, while we seek financing to resume production.

          We produced and sold no feldspathic sand, a by-product of mica production, during fiscal years 2008 or 2007.

          Competition

          Many companies are engaged in the exploration and development of mineral properties. We are at a disadvantage with respect to those competitors whose technical staff and financial resources exceed ours. Our lack of revenues and limited financial resources further hinder our ability to acquire additional mineral interests.

Employees and Consultants

          As of June 30, 2008, we had five full-time employees, one of whom serves as our President and Chief Executive Officer. These individuals devote a majority of their business time to our affairs. We engage consultants and independent contractors in connection with financial accounting and the exploration and development of our mining properties.

Office Facilities

          Our corporate offices are located in Albuquerque, New Mexico. We lease offices at 1128 Pennsylvania NE, Suite 200, Albuquerque, New Mexico 87110, totaling approximately 2,300 square feet. We believe this space is adequate for our needs for the foreseeable future.

Employment Agreements

          On October 7, 2003, we entered into employment and change of control agreements with our President and Chief Executive Officer. The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits. The agreement provides for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter on a yearly basis unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves our employment, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. In connection with the employment agreement, we granted 4,000,000 options to purchase our common stock at an exercise price of $0.11 per share, the closing price on the date of grant. The options vested as to 1,000,000 shares on October 16, 2003, and as to additional 1,000,000 share increments over successive six-monthly periods.

Carrying Value of Assets

          As of June 30, 2008, the Company carried its long-lived assets at the following values:

Mineral properties	$579,000

Property, plant and equipment, net	3,137,329

Idle plant and equipment, net	1,311,500

Total	$5,027,829

ITEM 2.                       DESCRIPTION OF PROPERTIES

Summit Silver-Gold Project

          Overview

          In May 2006, for cash consideration of $1,300,000, we acquired all of the outstanding shares of The Lordsburg Mining Company (“Lordsburg Mining”), a New Mexico corporation, from Imagin Minerals Inc., a privately-held industrial minerals company. We own and operate Lordsburg Mining as a wholly-owned subsidiary. Lordsburg Mining’s primary assets are the Summit silver-gold property, which consists of approximately 117 acres of patented mining claims and 740 acres of unpatented mining claims in Grant County, southwestern New Mexico; the Banner mill site property, located approximately 57 miles south of the Summit property, consisting of approximately 1,500 acres of wholly owned and leased patented and unpatented mining claims near Lordsburg, Hidalgo County, New Mexico; mining and operating permits related to the Summit property and the Lordsburg mill site property; and mineral processing equipment consisting of a crushing and screening plant, a ball mill and a 400 ton-per-day flotation plant.

          Our strategic objective is to develop the Summit project. In April 2007, we received results of an engineering study that concluded the Summit deposit would form the basis of an economically viable underground mining operation. On the basis of the results of the study, we determined to proceed to secure the capital necessary for development, and on December 21, 2007, we entered into definitive agreements regarding the private placement of senior secured convertible debentures and common stock purchase warrants to a single investor for an aggregate purchase price of $13,500,000. The net proceeds are to be used primarily for development of the Summit project. The debentures and warrants are to be issued in accordance with a pre-determined funding schedule corresponding to the project’s anticipated construction requirements during 2008. Construction of the Banner mill was initiated in February 2008, with an anticipated construction period of a minimum of 12 months.

          The Summit mining and processing operation, currently under development, is planned to involve underground mining of mineralized material from the Summit property at a rate of 400 tons per day (120,000 tons per year) and trucking of the mined material 57 miles to the Banner mill site where metallurgical processing will take place. At the Banner site, processing will be accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. This concentrate is planned to be marketed to a smelter or to a third-party precious metals processing plant.

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

          The Banner mill site lies 57 miles to the south of the Summit property near the town of Lordsburg, Hidalgo County, New Mexico. Lordsburg is connected to Duncan, Arizona via US Highway 70. The Banner mill site is accessible from Lordsburg by a 4-mile paved road. Utilities on site include water and electric power. The Lordsburg area is well supported by transportation services including trucking and rail services, and by a wide range of fabrication, construction and other support services. We anticipate that the labor force required for any plant operation could be sourced locally.

Figure X.1
Claim Boundary Map

Summit Property
ARIZONA
NEW MEXICO
N
75
DUNCAN
70
GRANT COUNTY
HIDALGO COUNTY
GREENLEE COUNTY
464
90
Lordsburg
10
Lordsburg Mill Site Property
Farmington
Santa Fe
Albuquerque
Clovis
Roswell
Las Cruces
0 2.5 5 10 Miles

Location - Summit Property
- Lordsburg Mill Site Property

          Mineral Title

          Our holdings at the Summit silver-gold property in Grant County, New Mexico consist of 10 patented federal mining claims totaling approximately 117 acres and 62 unpatented federal mining claims totaling approximately 740 acres. Our holdings at and adjacent to the Banner mill site in Hidalgo County, New Mexico consist of 86 wholly-owned patented federal mining claims, 5 wholly-owned unpatented mining claims, 17 leased patented mining claims and 6 leased unpatented mining claims, aggregating approximately 1,500 acres. All wholly-owned claims are held in the name of Lordsburg Mining. The unpatented mining claims are located on public land and held pursuant to the General Mining Law of 1872. We fully own the mining rights and believe the claims are in good standing in accordance with the mining laws of the United States.

          In order to maintain our claims in good standing, for our patented mining claims we must pay annual property taxes to Grant and Hidalgo Counties, and for our unpatented mining claims we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Grant and Hidalgo Counties. We are current on property taxes related to our patented claims. Annual assessment and recording costs for our unpatented claims total approximately $9,500. We have paid the required fees for the 2008 and 2009 assessment years (September 1, 2007 through August 31, 2009).

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

          Ore Reserve

          In July 2008, Chapman, Wood and Griswold, Inc. (“CWG”), an independent geological engineering firm, reviewed the reserve/resource classification of Summit mineralization and concluded that a portion of the mineralized material can be elevated to the category of Probable Reserve under the SEC’s Industry Guide 7. At a cutoff grade of 0.175 ounces of gold-equivalent per ton, CWG estimated the in-place, diluted Probable Reserve, for the main footwall zone, to be 531,509 tons grading 0.129 ounces of gold per ton and 8.62 ounces of silver per ton.

          Metallurgical Testing

          Conventional processing including crushing, grinding and milling of Summit mineralized material to produce a bulk sulfide flotation concentrate containing the recoverable precious metals has been evaluated and tested at bench scale. Based upon preliminary bench scale flotation tests, we believe that a precious metals recovery of approximately 80-86% with a concentration ratio of 70 to 1 is reasonably achievable. We believe that the concentrate could be treated to produce a dore product or alternatively, it could be marketed to a smelter or to a third-party precious metals processing operation for final extraction of gold and silver.

          Mineral Processing Equipment

          With the purchase of Lordsburg Mining in May 2006, we acquired an inactive 400 ton-per-day flotation plant, including ball mill and ancillary equipment. Subsequently, in June 2008, we purchased crushing, screening and conveying equipment. In order to utilize the flotation plant for mineral processing, we have transported it from its previous location near Winston, Sierra County, New Mexicio, and are in the process of refurbishing it as necessary and erecting it at the Banner mill site in Hidalgo County. In addition to the processing equipment already acquired, we plan to acquire and install other necessary equipment.

          Permits

          We hold existing operating permits for the Summit property and the Banner mill site. The New Mexico Mining and Minerals Division issued these permits to Lordsburg Mining pursuant to the New Mexico Mining Act. When modified and revised as necessary, these and other permits for which we have applied or will apply could facilitate the commencement of mining at the Summit property and resumption of mineral processing operations at the Banner mill site.

          Permit No. GR001ME at the Summit mine allows operation of a “minimal impact mine”. As surface disturbance expands, it will be necessary to modify the permit and to post financial assurance for reclamation. Pursuant to the current permit, we are authorized to begin underground mining operations at any time, assuming an on-site processing plant is not required.

          Permit No. H1001RE at the Banner mill site is for an “existing mining operation” and authorizes us to conduct mining and reclamation operations according to the conditions stipulated in the permit. All proposed mining disturbances are required to be addressed under a closeout plan and to be secured by financial assurance. We have applied for modification and revision of the permit to allow resumption of flotation milling, construction of a tailings impoundment and discharge of tailings. We also have applied or will apply for other necessary permits, including air quality permits for the Banner mill and Summit mine. We anticipate approval for these permits will require a minimum of several months to obtain, however there can be no assurance that approval will be obtained in a timely manner, if at all.

          Preliminary Feasibility Study

          In April 2007, we received results of an engineering study carried out by the independent geological engineering firm of Chapman, Wood and Griswold, Inc., of Albuquerque, New Mexico. CWG concluded that the Summit deposit would form the basis of an economically viable underground mining operation.

          CWG used an estimation of minable mineralized material for their study of 758,000 tons grading 10.28 ounces of silver per ton and 0.143 ounces of gold per ton in the main footwall zone. This estimation was adopted from a previous estimation carried out by St. Cloud Mining Co., and represents in-place, diluted, minable mineralization with a minimum six-foot horizontal width, based on results of assays from core holes and samples of underground workings. All high assay values were cut to 45.0 ounces of silver and 0.45 ounces of gold per ton. The CWG report was prepared in accordance with different standards than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves.

          The Summit mining and processing operation would involve underground mining of mineralized material from the Summit property at a rate of 400 tons per day (120,000 tons per year) and trucking of the mined material 57 miles to the Banner mill site where metallurgical processing would take place. At the Banner site processing would be accomplished through conventional crushing, grinding and selective flotation to yield a high-grade bulk sulfide concentrate containing the recoverable precious metals. The concentrate would be marketed to one of the area’s copper smelters or to a third-party precious metals processing plant.

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

          At gold and silver prices of $500 and $10 respectively, CWG estimated Summit revenues over an initial seven-year mine life would total approximately $96 million, and pre-tax net income would total approximately $34 million. At higher gold and silver prices of $650 and $13 per ounce respectively, CWG estimated revenues would increase to approximately $130 million, pre-tax net income would exceed $70 million, and payback of capital would be achieved in 18 months after the commencement of production. The Company has in excess of $40 million in tax loss carry-forwards to shelter federal income tax otherwise payable. Direct operating costs, assuming that mine development and ore production would employ contract mining, were estimated as $76.65 per ton of ore milled. The total capital cost to bring the mine into production was estimated as $13.5 million, inclusive of mine development, mill construction, bonding requirements, and project management and working capital. CWG estimated the project could be developed and brought into production in a twelve-month time frame.

          Potential Expansion of Proposed Initial Operation

          Establishment of the proposed mining operation at Summit potentially would allow the Company to further expand the current base of mineralized material at the Summit deposit and to develop other properties in the Steeple Rock mining district. The Banner flotation mill at Lordsburg also might generate mining and processing opportunities from our ground holdings adjacent to the Banner mill site in the Virginia Mining district and/or from surrounding mining districts, several of which historically have yielded substantial production of base and precious metals.

          Development Activities

          We believe that the Summit project holds promising potential for production and in December 2007 entered into definitive agreements securing the $13.5 million in capital necessary for project development. We began construction activities in February 2008 and expect a minimum of 12 months will be required for construction and execution of the major elements of the mining and processing plan described above. Work related to the proposed Lordsburg milling operation includes additional metallurgical testing to characterize Summit mineralized material; optimization of a metallurgical treatment process; completion of permitting of the planned milling operation; and relocation of our flotation plant to Lordsburg and acquisition and installation of all necessary processing equipment. We also will need to finalize major contracts, including trucking of ore from the Summit mine to the Banner mill site, and sales of concentrates.

Ortiz Gold Project

          Overview

          In August 2004, we acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). In December 2005, we received the results of an independent scoping study of the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. It also included an economic analysis complete with sensitivities on gold price, capital and operating costs. The report concluded that the financial results indicate a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The financial model showed production would total 925,036 ounces of gold over 10 years at an average estimated operating cost of $230 per ounce of gold recovered. The capital cost, assuming contract mining, was estimated as $38.2 million. The report also stated that considerable upside exists in estimations of mineralized material in both contained ounces and grade.

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

          Location and Access

          The Ortiz Mine Grant, over which we hold a lease on the mineral estate underlying 42,297 acres (66 square miles) of segregated surface estate, is located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe County, New Mexico. The villages of Golden, Madrid and Cerrillos, with a combined population of less than 1,000 people, lie in and adjacent to the Grant. Paved New Mexico Highway 14 traverses the western portion of the Grant. The main line of the Santa Fe Railway crosses the northeastern corner of the Grant. A network of unimproved ranch roads provides access to the various land holdings. High-voltage electric power lines cross the southern part of the Grant.

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

Figure X.2
Claim Boundary Map

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R07E
R08E
R09E
Cunningham Hill
Carache Canyon
Lukas Canyon
Golden
Ortiz Mine Grant
14
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
0 1 2 Miles
N
Farmington
Santa Fe
Albuquerque
Ortiz Mine Grant
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

          Mineral Title

          On August 1, 2004, we entered into an option and lease agreement with Ortiz Mines, Inc., a Missouri corporation, whereby we acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). We paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. On February 1, 2006, we paid $71,184 for the second year’s lease payment (through January 31, 2007). On February 1, 2007, we paid $100,218 for the third year's lease payment through January 31, 2008. On February 1, 2008, we paid $126,891 for the fourth year’s lease payment through January 31, 2009. The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the lease provides for annual lease payments that escalate per acre of ground we retain under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

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

Scoping Study of the Carache and Lucas Gold Deposits

     In October 2005, we commissioned Mineral Advisory Group, LLC (“MAG”) of Tucson, Arizona, an independent geological engineering firm, to carry out an engineering review and scoping study of the Carache and Lucas gold deposits, utilizing as a technical base the information generated by the LAC-Pegasus Joint Venture in 1989-1991. MAG’s study, which was completed in December 2005, assessed various processing options for development and provided estimations of capital and operating costs for each option. It also included an economic analysis complete with sensitivities on gold price, capital and operating costs. The MAG report was prepared in accordance with different standards than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves, which in turn, require the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralized material. We have not received a feasibility study with regard to our Ortiz property. We currently have not established proven or probable reserves on the Ortiz property.

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

          We also plan to continue evaluation of the large 66 square mile area under lease for its exploration potential for new discoveries of gold and copper deposits. In this regard, we will continue to utilize the large quantity of existing geological, geochemical, geophysical and drilling data.

          We have budgeted $500,000 for the work to be carried out over the next 12 months.

Black Canyon Mica Project

          Overview

          In 1999 we acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation. In 2001 and 2002, we constructed a crushing and concentrating plant at the Black Canyon mine site north of Phoenix, Arizona, and a mica grinding and processing facility in Glendale, Arizona. The mine operated with limited throughput for several months in 2002. In November 2002, due to under-capitalization and economic constraints, we suspended crushing and concentrating activities at the Black Canyon mica mine. After the suspension of operations, limited production, marketing and sales continued through 2005 at the Glendale mica processing facility using inventoried mica. In November 2006, we sold all of our ownership interests in our Glendale, Arizona location. The sale included approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the terms of the sale, we retained ownership of the mica processing equipment installed in the mill building. In January 2007, we removed the mica processing equipment from the Glendale plant and placed it into storage. In the first half of 2008, we disassembled the crushing and concentrating plant at the Black Canyon mine and placed the major items of equipment into storage. We intend to seek a joint venture partner to contribute the approximately $8.0 million required to fund the re-establishment of the mining operation, relocation of the mica processing equipment and re-opening and enhancement of the Black Canyon mica project, or alternatively, intend to divest of the project.

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

N
Black Canyon Property
BLACK CANYON CITY
Agua Fria River
YAVAPAI COUNTY
MARICOPA COUNTY
Lake Pleasant
17
101
Glendale Plant
GLENDALE
51
10
PHOENIX
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON
0 3 6 12
Miles

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

          In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $10,000. We have paid the required fees for the 2008 and 2009 assessment years (September 1, 2007 through August 31, 2009).

          Mining and Processing Facilities

          The Black Canyon project formerly consisted of two integrated operating facilities. The mine site west-southwest of Black Canyon City contains the ore reserves. The crusher, the concentrator and the feldspathic sand plant were located at the mine site. These facilities depended on diesel generators for power. Our plans called for mining to be carried out by conventional open pit methods. The ore would be trucked from the pit and delivered to a nearby stockpile located adjacent to the crusher and concentrator. Mica flakes would be separated from the pegmatite host rock in a process that involves multi-stage crushing and screening to -3/16” size. Mica would be concentrated from the crushed material utilizing air classifiers. The resulting concentrate, containing 95% mica, would be trucked to the processing plant for further processing.

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

          Operations at the mine site were suspended in November 2002. The mica processing equipment was removed from the Glendale plant in January 2007, and the crushing and concentrating equipment was removed from the Black Canyon mine in June 2008. We are seeking a joint venture partner to contribute new funding in the amount of $8.0 million to re-establish the crushing and concentrating facilities at the Black Canyon mine site, install the mica processing equipment at a new location and upgrade and expand the mining and processing facilities in order to reach planned capacity, and to provide working capital. These expansions are required in order to achieve the higher throughput necessary for sustained economic operation. Alternatively, we are seeking to sell the project.

          Permits

          In 1999, we obtained approval for the Black Canyon Plan of Operations from the Bureau of Land Management and the State of Arizona. An Environmental Assessment, Clean Water Act Permit and Air Quality Procedures were all approved. An Aquifer Protection Permit was not required because processing operations at the mine site did not propose the use of water. These permits are no longer in current standing and would have to be renewed or new permits obtained in order for the project to resume production.

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

          In fiscal year 2008, we had no sales. In 2007, sales totaled $7,201. Previously, we sold mica, on a limited basis, to customers in the plastics and cosmetics industries and for other specialized applications. In addition, other potential consumer conducted trial tests of our mica products. Our inventory was largely depleted in fiscal 2006.

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

          Work Program

          Over the next 12 months, we plan to seek a joint venture partner to contribute $8.0 million in new funding necessary to advance the Black Canyon mica project to full production. The new funding would be used to re-establish crushing and concentrating facilities at the Black Canyon mine, install the mica processing equipment at a new location and upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital. These expansions are required in order to achieve the higher throughput necessary for sustained economic operation. If funding were to become available, we estimate positive cash flow could be achieved in approximately twelve months. As an alternative to arranging the $8.0 million of new funding required for production, we are seeking to divest of the project.

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

          We believe the results of work to date indicate the Planet property contains a MIO deposit significant in grade and tonnage. The deposit appears to have characteristics favorable for the production of MIO from open pit mining. Preliminary metallurgical work suggests that with upgrading, a quality MIO product can be produced. For these reasons, we believe the project appears to exhibit potential for eventual production. As is characteristic of industrial mineral operations, marketing would play a critical role in the success of any new MIO operation and is identified as an important factor for successful development. We plan to continue pre-feasibility assessment of the Planet project.

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

Figure X.4
Claim Boundary Map

N
Lake Havasu
MOHAVE COUNTY
Bill
Williams
River
Planet Property
LA PAZ COUNTY
CALIFORNIA
River
ARIZONA
Road
Well
Colorado
PARKER
Osborne
95
Swansea
Road
72
BOUSE
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON
0
2
4
8
Miles

LOCATION - PLANET PROPERTY

          Mineral Title

          The property consists of thirty-one patented mining claims totaling 523 acres, comprising an area 3,600 feet wide by 8,000 feet long. We leased the property in September 2000 from the underlying owner, New Planet Copper Mining Company, for its potential to produce MIO. The lease gave us exclusive rights for a period of 20 years to explore, develop and mine MIO, copper, gold and other minerals. Terms of the lease included monthly payments of $1,500; an option to purchase the property for $250,000; and a production royalty of 5%.

          In March 2007, we commenced an action in the Superior Court of the State of Arizona against New Planet Copper Mining Company, seeking to confirm that our lease remained in good standing. On June 5, 2008, we reached a settlement agreement and agreed to exercise our option to purchase the property. The purchase price of $250,000, as specified under the terms of the 2000 lease agreement, may be paid with interest over a term of four years. There also is provision for a 5% royalty to be paid on any future production.. See “LEGAL PROCEEDINGS.”

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

ITEM 3.                       LEGAL PROCEEDINGS

          On March 21, 2007, we commenced an action in the Superior Court of the State of Arizona against New Planet Copper Mining Company (“New Planet”), from whom we leased our Planet micaceous iron oxide property, seeking to confirm that our lease remained in good standing. Our action against New Planet was in response to a notice of termination of the lease, which followed our refusal to reimburse costs of insurance premiums that New Planet alleged it incurred over two years previously. We believed we were not obligated under the lease to reimburse such premiums and therefore that New Planet’s termination of the lease was improper. On June 5, 2008, we reached a settlement agreement with New Planet, whereby the parties settled all outstanding issues. In connection with the settlement agreement, we agreed to exercise our option to purchase the Planet property pursuant to the terms of the Lease with Option to Purchase executed in September 2000. The purchase price of $250,000 will be paid with interest over a term of four years. There also is provision for a 5% royalty to be paid on any future production.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

          In August 2006, we became compliant in the filing of our annual and quarterly financial statements and our stock resumed trading on the Over-the-Counter Bulletin Board (“OTCBB”). We were delinquent in the filing of our financial statements for the year ended June 30, 2006, and on November 22, 2006, we began trading on the “Pink Sheets”. On February 20, 2007, we became current in our financial filings and on March 21, 2007, our stock resumed trading on the OTCBB.

          As of October 3, there were 75,904,760 common shares outstanding.

          The following table summarizes the high and low closing sales price per share of our common stock as quoted on the “Pink Sheets” and the Over-the-Counter Bulletin Board for the periods indicated. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Quarter ended	“Pink Sheets”		OTCBB
	(U.S. $)		(U.S. $)
2006	HIGH	LOW	HIGH	LOW
09/30/06	$1.40	$0.92	$1.10	$0.78
12/31/06	$1.40	$0.99	$1.03	$0.69

2007	HIGH	LOW	HIGH	LOW
3/31/07	$1.32	$0.95	$1.00	$0.92
6/30/07	-	-	0.94	0.44
9/30/07	-	-	0.58	0.24
12/31/07	-	-	$0.79	$0.40

2008	HIGH	LOW	HIGH	LOW
3/31/08	-	-	$0.97	$0.63
6/30/08	-	-	$0.92	$0.63

Transfer Agent

           Colonial Stock Transfer Co. is the transfer agent for our common stock. The principal office of Colonial Stock Transfer Co. is located at 66 Exchange Place, Salt Lake City, Utah 84111 and its telephone number is (801) 355-5740.

Holders of Common Equity

          As of October 3, 2008 we had 784 holders of record of common stock.

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

Recent Sales and Issuances of Common Stock and Securities

          On October 31, 2007, we completed the placement of 10% Convertible Senior Subordinated Notes in the amount of $450,000. The notes were placed with three accredited investors in the amount of $150,000 each. The notes have a term of 60 months and bear interest at 10% per annum. In connection with the transaction, we issued a five year warrant for each $2.50 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.25 per share. An aggregate of 180,000 warrants were issued under the notes.

          On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. At the option of the holder of the convertible debentures, the outstanding principal and accrued interest is convertible any time into Santa Fe Gold’s common stock at a conversion price of $1.00 per share, and is automatically converted if the reported weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010, to December 31, 2014. On December 27, 2007, we received the initial advance under the agreement of $350,000. On January 15, 2008, we received the second advance of $1,500,000, and on each of April 15, 2008, and July 15, 2008, we received advances of $3,500,000, for a total of $8,850,000. At October 3, 2008, we have issued an aggregate of 4,425,000 warrants under the debentures.

          On February 1, 2008, we completed the private placement of a 10% Convertible Senior subordinated Note of $237,143 with an accredited investor and issued a note and related warrants under terms and conditions the same as for the private placements completed October 31, 2007. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

          On June 2, 2008, April 30, 2008, January 10, 2008, and January 9, 2008, we completed the placement of Additional Investment Rights aggregating $643,614 with two institutional investors. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, we issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 321,807 warrants were issued under the notes.

          On July 25, 2007, pursuant to the Company’s compensation policy pertaining to outside directors, we granted five (5) year options to purchase 100,000 shares of common stock to an a director. The option exercise price is $0.46 per share, the closing price on the date of grant, and the options have a vesting period of one year from the date of grant.

          On December 13, 2007, the board of directors granted pursuant to our compensation policy pertaining to outside directors, five year options to purchase 75,000 shares of common stock to each of two directors, and also granted 100,000 five year options to an employee who is the son of the President and Chief Executive Officer. The options are exercisable at $0.55 per share, the closing price on the date of the grant, and vest on June 30, 2008.

          On March 24, 2008, we granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.73 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant.

          On May 1, 2008, we granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.79 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant.

          On June 25, 2008, the board of directors granted awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares will vest on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project.

          On July 22, 2008, we granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant.

          On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued.

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

ITEM 6.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We have received no substantial revenue from the production of gold or other metals since our inception, and historically have relied on equity and debt financings to finance our ongoing operations. Our operations generated a net (loss) of $(4,256,092) for the year ended June 30, 2008, and a net income of $345,979 for the year ended June 30, 2007. In order to fund operations in the fiscal years ending June 30, 2008 and 2007, we relied on proceeds from the sale of equipment aggregating $39,500 for the two years, private placement sales of convertible notes in October 2007 and February 2008 aggregating $687,143, proceeds from the exercise of Additional Investment Rights in January, April and June 2008 aggregating $643,614, the private placement sale in December 2007 of senior secured convertible debentures of $13,500,000, of which an aggregate of $5,350,000 was received in fiscal 2008, and in fiscal 2007 the private placement sale of senior secured convertible notes aggregating $1.0 million.

          The net proceeds of the private placement of senior secured convertible notes completed in fiscal 2007 were used, in part, to deploy our business plan for the Summit project, and for working capital. The net proceeds of the private placement of the senior secured convertible debentures completed in December 2007 are being used primarily to fund the development of the Summit mine and processing facilities. The remainder of the proceeds of the 2008 and 2007 financings is being utilized as general working capital.

          The results of operations for the fiscal years ended June 30, 2008 and 2007 reflect under-capitalization of our Black Canyon mica project, which project requires additional funding to be able to resume production and to achieve sustained profitable operation. We expect results of operations similar to those in 2008 and 2007 to continue in the foreseeable future, and do not expect them to change significantly until such time as production commences at our Summit mine and/or additional capital and/or debt facilities are secured.

          We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings in the future.

          We anticipate a need for at least $5.5 million over the next 36 months in order to satisfy past commitments, pay corporate overhead costs and initiate an exploration program as discussed under the Liquidity and Capital Resources section of this report. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding can be secured on a basis acceptable to us.

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

          We have a total accumulated deficit of $(47,237,864) at June 30, 2008. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Results of Operations

Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007

          Sales

          Sales decreased to $-0- in fiscal 2008 from $7,201 in fiscal 2007 due primarily to cessation of sales of mica-filled plastic pellets in fiscal 2008. The mica sold in 2007 was sourced from inventory. No revenue was generated from the sale of feldspathic sand in fiscals 2008 or 2007, due to the curtailment of operations at our crushing and concentrating facilities at the Black Canyon mine in November 2002. We have no inventoried mica available for sale and have discontinued processing and sale of mica into the cosmetic and reinforced plastic industries, while we seek financing to resume production.

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

          Expenses

          Production, exploration and mining costs decreased in fiscal 2008 to $245,621 from $345,227 in fiscal 2007. This decrease of $99,606 in fiscal 2008 is mainly attributable to costs incurred on the Summit site, which were capitalized to construction-in-progress beginning January 2008. Based upon the engineering study for the Summit property, financing was arranged and we deployed our plan for the development of the Summit mine and Banner mill near Lordsburg, New Mexico.

          General and administrative decreased to $1,336,880 for the fiscal year 2008, from $1,360,828 for the fiscal year 2007, a decrease of $23,948. The decrease in the current fiscal year is mainly attributable to decreases in rent expense of $135,980; accounting and legal fees of $84,791; financing costs of $59,156; consulting of $108,875; and per diem costs of $50,150. These decreases were mainly offset by increases in the current fiscal year in non-recurring dismantling and relocation costs of the Black Canyon mica plant aggregating $261,295; travel and related costs of $33,440; costs associated with the corporate annual shareholder meeting of $35,234; payroll burden relating to additional administration personnel of $60,400; and director fees of $20,000.

          General and administrative stock compensation increased to $216,413 for the fiscal year ended 2008, from $68,208 for the comparative fiscal year ended 2007, an increase of $148,205. The increase is attributable to amortized costs associated with options issued to directors and an employee that are being amortized over the vesting period.

          Other Income and Expense

          Other income and (expenses) for the fiscal year 2008 were $(2,447,624) as compared to $2,132,471 for fiscal 2007. The increase in other expenses incurred in the current fiscal year of $(4,580,095) is mainly attributable to decreased income from a gain on settlement of a financing lease of $2,870,369; a decrease in interest income of $24,276; a decrease in relief of debt of $558,925; and a decrease in gain on derivative instruments liability of $2,496,533. During the current fiscal year, loss on disposal of assets increased $120,000 and interest expense increased $193,402, consisting mainly of interest recognized on debt conversion of the senior secured convertible debt. This decrease in income for the current fiscal year was mainly offset by a decrease in accretion of discounts on notes payable and financing lease liability aggregating $1,678,041.

          Gain (loss) on Derivative Financial Instruments

          We recognized a (loss) on derivative instruments liability of $(272,418) for fiscal year 2008, as compared to a gain of 2,224,115 for the prior fiscal comparable year 2007. The non-cash (loss) arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with a financing lease and senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative (loss) in fiscal 2008 is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

          Gain on Settlement of Financing Lease Liability

          The November 2006 transaction with Muzz Investments, LLC for the sale of our 60% ownership interests in real estate and buildings at our Glendale, Arizona location resulted in a recognized gain of $2,870,369, net of costs associated with the transaction, in our fiscal year ended 2007.

Liquidity and Capital Resources; Plan of Operation

          As of June 30, 2008, we had cash and cash equivalents of $3,255,754 as compared to $639,852 at June 30, 2007. As of June 30, 2008, we had a working capital deficit of $(722,505), which is mainly attributable to the current portion of our derivative instrument liabilities of $2,884,189.

          On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of senior secured convertible debentures in the amount of $13,500,000. Proceeds from the debentures are being used primarily for the development of the Summit project. The debentures are being issued in accordance with a pre-determined funding schedule and the term of the debentures is 60 months. In fiscal 2008, we received advances aggregating $5,350,000 under the agreement, and on July 15, 2008, received an additional $3,500,000.

           In fiscal 2008, we completed the placement of Additional Investment Rights aggregating $643,614 with two institutional investors, and completed the sale of convertible notes totaling $687,143 to four accredited investors.

          On March 21, 2006, we completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. On September 6, 2006, we amended the senior secured convertible notes, additional investment rights and warrants and received additional funding of $1,000,000. We incurred fees and expenses of $100,000 associated with the amendment. The placement of the convertible notes enabled us to complete the Lordsburg Mining Company acquisition for cash of $1.3 million.

          In recent years we have not generated any significant revenues from operations and have incurred significant operating losses. At June 30, 2008, we have an accumulated (deficit) of $(47,237,864). Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of funds provided during our fiscal year 2008 was from the sale of convertible notes. We anticipate that our operations through fiscal 2009 will be funded from the balance of proceeds from these placements; sale of our securities; and possibly through the exercise of certain options and warrants. While we believe we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          We have developed a plan to place the Company on an improved financial footing. Important elements of the plan include maintaining currency in the filing of our annual and quarterly financial reports, continuing to raise interim funding to provide for deployment of operations on our various property sites, and development of our Summit property and commencement of production. During the quarter ended December 31, 2007, we secured the funding we believe is sufficient to place our Summit property into production. If we are able to continue to secure additional interim financing on acceptable terms, we believe we will be in a position to deploy our business plan on mining operations.

          We are continuing to seek funding to advance our business plan and strategies. We require funding to meet our corporate commitments, to continue feasibility studies on our mineral properties, to initiate exploration programs, and to arrange a joint venture for development and restart of our Black Canyon mica mine. We project the need for a minimum of $5.5 million working capital during the next 36 months, estimated as follows:

Exploration programs and feasibility studies	2,500,000

Corporate overhead and related expenses	3,000,000

Total funding requirements	$5,500,000

          This projection assumes that we will be able to service our current debt and lease commitments whereby interest, principal and lease payments will be paid from future project revenues or with equity financial instruments.

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

          Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in Note 2. We believe our most critical accounting policies relate to asset retirement obligations, impairment of assets, depreciation of plant and equipment, and derivative instrument liabilities.

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

          As of June 30, 2008, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property: $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management. Both of the amounts will be held until all conditions of the reclamation agreement have been fulfilled.

          A roll forward of our asset retirement obligation through June 30, 2008, is as follows:

Balance at June 30, 2006	$70,309
Accretion for the year ended June 30, 2007	5,000
Accretion for the year ended June 30, 2008	5,000
Balance, June 30, 2008	$80,309

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

            Derivative Instruments

           We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

           We review the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. We may also issue options or warrants to non-employees in connection with consulting or other services.

           Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

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

Recent Accounting Pronouncements

           In June 2008, the FASB issued FASB Staff Position FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of FSP No. EITF 03-6-1. Early application is not permitted. The Company is evaluating the impact of FSP No. EITF 03-6-1.

           In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

           In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Security Exchange Commission’s (‘SEC”) approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not expect the adoption of SFAS 162 to impact our results of operations, financial position or cash flows.

           In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on the Company’s results of operations, financial position or cash flows.

           In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations, financial position, and cash flows.

           In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to impact its results of operations, financial position or cash flows.

           Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Off-Balance Sheet Arrangements

            During the year ended June 30, 2008, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

           Since our inception in 1991, we have not been profitable. As of June 30, 2008, our total accumulated (deficit) was approximately $(47.1) million. To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators. It could be years before we receive any revenues from industrial mineral or precious metals production. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

           We ceased mining operations at our Black Canyon mica property in 2002 after unsuccessful attempts to begin profitable operations. We have established only limited probable reserves at our Summit silver-gold property, and have not established proven or probable reserves at our Ortiz gold property or at our Planet micaceous iron property. If we are unable to economically produce mica and feldspathic sand from our Black Canyon mica property or silver or gold from our Summit or Ortiz properties, we will be forced to identify and invest substantial sums in one or more additional properties. Such properties may not be available to us on favorable terms or at all. Because of the numerous risks and uncertainties associated with exploration and development of mining properties, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

           We currently have established only limited probable reserves on the Summit silver-gold property and have not established proven or probable reserves on the Ortiz gold property. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not received feasibility studies nor obtained necessary operating permits with regard to the Ortiz gold property. As a result, we have no reserves at the Ortiz gold property. At the Summit silver-gold property, a qualified independent engineering firm has completed a pre-feasibility study that concluded there would be minimal risk in proceeding to development and mining on the basis of estimates of mineralized material.

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

            Fluctuating gold and silver prices could negatively impact our business plan

            The potential for profitability of gold and silver mining operations at our Summit silver-gold property and at our Ortiz gold property and the values of these properties are directly related to the market prices of gold and silver. The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold or silver at any time during future development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has progressively increased from $363 per ounce to $695 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2001-2006

2003	2004	2005	2006	2007
$ 363	$ 410	$ 445	$ 603	$ 695

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

          Mining and processing operations at the Summit silver-gold property or at the Ortiz gold property would require permits from the state and federal governments. We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of one or both of these properties could be adversely affected. For our Summit silver-gold property, this risk is mitigated in that we already have in hand two of the important permits for mining and processing, which we believe may be able to be modified and revised as required to begin operations.

          We may not be able to obtain an adequate supply of water to complete desired development and mining of our Summit silver-gold property or of our Ortiz gold property.

          For successful development, we will need to obtain the rights for a sufficient amount of water to service the mining and processing operation. Our lease with Ortiz Mines, Inc. gives us all rights that Ortiz Mines, Inc. may have to initiate and use water and water rights in connection with the property, including among others the right to drill, pump, divert, transport and use water from wells, containment areas and drainages. However there can be no assurance we will be able to exercise our rights under the lease agreement or obtain access to the amount of water needed to operate a mine at the property. For our Summit silver-gold property, this risk is mitigated in that sufficient water for mining purposes can be purchased and trucked to the Summit property; and sufficient water is available for processing purposes on our Lordsburg mill site property, for which water we have usage rights.

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

          The reserve estimations at our Summit and Black Canyon properties are imprecise.

     Although we have relied on expert independent consultants to calculate the reserve estimations disclosed in our reports, such estimations are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling. If the Summit or Black Canyon mining operation were to encounter mineralization or geologic conditions different from those predicted, reserve estimations might have to be adjusted and mining plans altered. Changes to the planned operations could adversely affect forecast costs and profitability.

          The future prices of mica and feldspathic sand are uncertain.

          According to published information, mica prices have varied over the past several years, and the outlook for future mica prices is unclear. Manufactured sand prices in the Phoenix area generally have fluctuated over the past several years, with demand driven by the state of the housing, construction, and recreational markets. There are numerous factors beyond our control that could affect markets for both mica and feldspathic sand. No assurance can be given as to future prices or demand for our products. Any decline in prices could have a material adverse effect on project economics..

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

          Titles to unpatented claims can be uncertain, and we are at risk of loss of ownership of our Black Canyon mica property and a portion of our Summit and Lordsburg properties.

          Our property holdings at and around the Black Canyon mine and a portion of our holdings at our Summit and Lordsburg properties consist of unpatented mining claims and unpatented mill site claims located on public land and held pursuant to the General Mining Law of 1872. The validity of such unpatented mining claims may be subject to title defects and may be contested. Because a substantial portion of all mineral exploration, development and mining in the United States occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. Although we believe that our claims are in good standing and held according to industry practice, we remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges as to whether a discovery of a valuable mineral exists on every claim.

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

          All phases of our operations will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the Black Canyon mica property, the Summit silver-gold property, the Lordsburg property, the Ortiz gold property, and the Planet micaceous iron oxide property and on properties in which we may hold interests in the future that are unknown to us at the present. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

          We are highly dependent on six persons, namely Mr. Olson, our chairman; Mr. Carson, our president and chief executive officer and principal financial officer; Mr. Martinez, our controller; Mr. Freeman, general manager of our Summit project; Mr. Lowery, mill superintendent; and Mr. Griffith, mine superintendent. We rely heavily on these six individuals for the conduct of our business, and the loss of any of them could significantly and adversely affect our business. In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us. We have no life insurance on the life of any officer.

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

          We filed a registration statement with the SEC to permit the public sale of securities sold by us in private placements in March and September 2006. That action will result in a significant number of additional shares of our common stock available for sale in the public market. Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 71,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

          Our executive officers and directors, together with our two largest shareholders, beneficially own in excess of 40% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8a.                     CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of our management, our Chief Executive Officer has conducted an evaluation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports.

          During the fiscal year ended June 30, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.                       DIRECTORS AND EXECUTIVE OFFICERS

          The Company’s present directors and officers as well as those who served during fiscal 2008 are as follows:

Name	Age	Position	Date Elected

Lawrence G. Olson	70	Chairman of the Board Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003

W. Pierce Carson	65	President, Chief Executive Officer and Director	October 7, 2003

John E. Frost	84	Director	May 7, 2007

          The directors and officers have held their principal occupations as set out above during at least the last five years, except as described below:

          Lawrence G. Olson, age 70, Chairman, became a director in March 1999 in connection with the acquisition of Arizona Mica. He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003. Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

          W. Pierce Carson, age 65, was named President and Chief Executive Officer and a director in October 2003, following a consulting assignment with us. Dr. Carson has 35 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

          John E. (Jack) Frost, age 84, joined our board of directors in May 2007. Dr. Frost has over 50 years of international mining experience in a wide range of metallic and non-metallic minerals and has been closely involved in the discovery and/or acquisition of more than 40 mineral deposits. Since 1986, Dr. Frost has served as principal of Frost Minerals International, Inc., a provider of management and consulting services to the mining industry. From 1967 until 1986, he worked for Exxon Minerals Company and its affiliates in a number of senior management capacities, including president of Exxon Minerals International. His responsibilities at Exxon Minerals included establishing and managing Exxon Minerals’ domestic and international minerals exploration programs. Prior to 1967, he managed exploration and mining activities for Duval Corporation and Philippine Iron Mines. Dr. Frost holds a B.S. Degree in Mining Engineering, an M.S. Degree in Geology and a Ph.D. in Geology, all from Stanford University.

Board Meetings and Committees

          During fiscal 2008, our board met three times and took action by unanimous consent three times. All of our directors attended at least 75% of the meetings of our board and its assigned committees during 2008. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

          Our entire board considers all major decisions concerning our business. Our board has also established committees so that certain matters can be addressed in more depth than may be possible at a full board meeting. Our board’s current standing committees are as follows, with the “X” denoting the members of the committee:

Name	Nominating and Corporate Governance Committee	Audit Committee	Compensation Committee
Employee Directors:
W. Pierce Carson	X(1)
Non-Employee Directors:
Lawrence G. Olson	X	X(1)	X
John E. Frost	X	X	X(1)
___________________
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

          The committee was constituted in May 2007, and did not meet during fiscal 2008.

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

          Until the appointment of Mr. Frost to the Audit Committee in May 2007, the Audit Committee was comprised solely of Mr. Olson. The Audit Committee met twice during fiscal 2008.

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

          The committee currently consists of Messrs. Olson and Frost, with Mr. Frost serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Mr. Frost is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Olson may not meet prescribed independence standards

          The committee was constituted in May 2007, and met once during fiscal 2008.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

          Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2008, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

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

          We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Santa Fe Gold Corporation, 1128 Pennsylvania NE, Suite 200, Albuquerque,NM 87110.

ITEM 10.                     EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table summarizes the compensation awarded to, earned by or paid during the last two fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the financial year ended June 30, 2008, and whose total compensation exceeded $100,000 per year; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
W. Pierce Carson President & CEO	2008 2007	207,125 194,204	- -	320,000(1) -	- -	- -	- -	- -	527,125 194,204

(1)

On June 25, 2008, the board of directors granted to Mr. Carson an award of 500,000 shares of restricted common stock under our 2007 EIP. The shares will vest on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The closing price of our common stock was $0.64 on the date of grant. The dollar value recognized for financial statement reporting purposes was calculated in accordance with FAS 123R.

Outstanding Equity Awards as of June 30, 2008

          The following table summarizes the outstanding equity awards as of June 30, 2008, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2008

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
W. Pierce Carson	2,000,000 2,000,000 4,000,000	N/A N/A N/A	N/A N/A N/A	0.10 0.10 0.11	4/19/2009 7/22/2009 10/16/2013	N/A	N/A	500,000	435,000

(1)	Based on the closing price of the Company’s common stock of $0.87 per share as quoted on the OTCBB on June 30, 2008.

Compensation of Directors

          The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2008:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lawrence G. Olson	10,000	-	33,486	-	-	-	43,486
John E. Frost	10,000	-	71,489	-	-	-	71,489

(1)      W. Pierce Carson, a member of our board of directors, is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)      This column represents the fair value of the options awarded in fiscal 2008 in accordance with SFAS 123R.

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

          Previous to May 2007, our policy was to pay our outside, non-officer directors a fee of $1,500 per month. Due to financial constraints, no such fees were paid or accrued from August 2002 until May 2007. We also reimbursed our directors for reasonable expenses incurred in attending meetings of the board of directors.

           During fiscal years 2008 and 2007, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $20,000 for the year ended June 30, 2008.

Employment Agreements

          In October 2003, we entered into employment and change of control agreements with our President and Chief Executive Officer. The employment agreement describes among other things the officer’s duties, compensation levels and benefits. The agreement provides for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter year to year unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. In connection with the employment agreement, we granted 4,000,000 options at an exercise price of $0.11 per share, the closing price on the date of grant. The options vested as to 1,000,000 shares on October 16, 2003, and as to additional 1,000,000 share increments over successive six-monthly periods. The officer was provided a per diem living and travel allowance of $4,015 per month while based at our headquarter location in Glendale, Arizona, which per diem was discontinued in April 2007 upon our relocation to Albuquerque, New Mexico.

           In December 1999, we entered into a change of control agreement with our Chairman. The agreement provides for a lump sum cash payment in the amount not to exceed $100,000 in the event of change in control and resignation from the Board.

Equity Compensation Plans

          The following table contains information regarding our Equity Compensation Plans as of June 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2007 Equity compensation plan approved by security holders	1,250,000(1)	$0.61(2)	6,750,000
1989 Equity compensation plan approved by security holders	2,100,000	$0.14	N/A
Equity compensation plan not approved by security holders(3)	7,500,000	$0.11	N/A

(1)	Includes an aggregate of 700,000 shares of stock granted as restricted stock awards to an officer and to an employee.

(2)	The restricted stock awards are disregarded for the purposes of calculating the weighted average exercise price of outstanding options.

(3)

Includes certain options granted to an executive officer pursuant to an employment agreement described in more detail under the caption “Employment Agreements”, and certain options granted to an officer and to directors independent of the 1989 Stock Option Plan and prior to the adoption of the 2007 EIP.

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

          The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, employees, and consultants. As of October 3, 2008, one executive officer, two non-employee independent board members and approximately eighteen other employees and consultants are eligible to receive grants under the 2007 EIP.

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

          1989 Stock Option Plan

          We have a Stock Option Plan (the “1989 Plan”) effective July 24, 1989, as amended, for the granting of options to purchase common stock. The 1989 Plan terminated on April 30, 2007. Although, due to its termination on April 30, 2007, we cannot make any further grants under the 1989 Plan, options granted and outstanding under the 1989 Plan will remain outstanding until they are exercised or expire by their terms. Under the 1989 Plan, the Board of Directors could grant options to key personnel and others as it deemed appropriate provided the number of options did not exceed 5,950,424. As of June 30, 2008, there were 2,100,000 options outstanding under the 1989 Plan. There are no vesting requirements under the 1989 Plan. The options are exercisable over a maximum term of five years.

ITEM 11.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of October 3, 2008, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned

			Percent of
Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Class(5)

Christian Mustad	Common Stock	5,195,000	6.9%
Bodmenstrasse, Chalet Corcovado
3778 Schoenried
Switzerland

Sulane Holdings, Inc.	Common Stock	8,850,000	10.5%
P.O. Box 414
CH-1630 Bulle
Switzerland

Lawrence G. Olson	Common Stock	7,433,700	9.6%
3045 S. 35th Avenue
Phoenix, AZ 85009

W. Pierce Carson	Common Stock	12,750,000	15.3%
33 Camino de AvilaTijeras, NM 87059

John E. Frost	Common Stock	185,000	0.24%
602 Sandy Port
Houston, TX 77079

Officers and Directors As a Group (3 Persons)	Common Stock	20,368,700	23.9%

(1)	Shares issuable under December 2007 convertible debenture financing authorizing Sulane to convert outstanding debt at a conversion price of $1.00 per share.
(2)

Includes options issued under the 2007 EIP to acquire 75,000 shares at an exercise price of $0.55 per share. Includes non- plan options to acquire (i) 500,000 shares at an exercise price of $0.11 per share and (ii) 1,000,000 shares at an exercise price of $0.10 per share.

(3)

Includes options issued under the 1989 Stock Option Plan to acquire 2,000,000 shares at an exercise price of $0.10 per share. Includes non- plan options to acquire (i) 4,000,000 shares at an exercise price of $0.11 per share, and (ii) 2,000,000 shares at an exercise price of $0.10 per share.

(4)	Includes options to acquire an aggregate of 9,750,000 shares.
(5)

Applicable percentage of ownership is based on 75,473,510 shares of common stock outstanding as of September 26, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of October 3, 2008, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 3, 2008, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In October 2003, prior to his becoming an officer and director of the Company, we entered into a confidential property identification agreement with W. Pierce Carson, our current President and Chief Executive Officer. Under terms of the agreement, Mr. Carson, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for us. We agreed to pay compensation to Mr. Carson in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that we acquire. In the event an identified property is acquired and subsequently sold, we agreed to pay Mr. Carson an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit silver-gold property acquired in May 2006 are two of the 24 properties identified and are subject to the property identification agreement (See Note 11 to the Consolidated Financial Statements).

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

          On September 15, 2005, we entered into a consulting agreement with an attorney who is the son of our President and Chief Executive Officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. On November 28, 2005, the contract was extended for a six-month period, after which the contract extended on a month-to-month basis until terminated by either party. We issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006, the individual was offered and accepted employment at a salary of $5,000 per month and a monthly per-diem allowance of $1,000. In connection with employment, we granted 50,000 stock options at an exercise price of $1.24 per share, which was the closing price on May 2, 2006. On April 25, 2007, we granted the individual 50,000 stock options at an exercise price of $0.74 per share, and on December 13, 2007, we granted him 100,000 options at an exercise price of $0.55 per share, which were the closing prices on the dates granted. In April 2007 the monthly per diem was terminated after the relocation of the Company to Albuquerque, New Mexico.

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

          On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued.

ITEM 13.                     EXHIBITS

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

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

Exhibit
No.	Description	Location
10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

Exhibit
No.	Description	Location

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006

10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006

Exhibit
No.	Description	Location

10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006

10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007

10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007

10.52	Senior subordinated Promissory Note dated October 31, 2007, by and between Registrant and Purchasers	Incorporated by reference to Exhibits 4.1- 4.3 and Exhibit 99.1 to Registrant’s 8-K dated October 31, 2007, as filed with the SEC on November 1, 2007

10.53	Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 4.1- 4.5 and Exhibit 99.1 to Registrant’s 8-K dated December 21, 2007, as filed with the SEC on December 26, 2007

10.54	Settlement Agreement dated June 5, 2008, by and between Registrant and New Planet Copper Mining Company	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 5, 2008 , as filed with the SEC on June 10, 2008

10.55	Purchase and Sale Agreement dated June 30, 2008, by and between Registrant and St. Cloud Mining Company	Incorporated by reference to Exhibits 10.55 and 99.1 to Registrant’s 8-K dated June 30, 2008, as filed with the SEC on July 1, 2008

14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on March 26, 2007, and amended on June 26, 2007.

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

ITEM 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICE

          The following table discloses the fees for professional services provided by Stark Winter Schenkein & Co., LLP for the 2008 and 2007 fiscal years respectively:

	2008	2007
Audit Fees (1)	$61,790	$103,406
Tax Fees (2)	20,000	-0-
	$81,790	$103,419

(1)

Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, filing of SB-2 in fiscal 2007 and assistance and issuance of consents associated with SEC filings.

(2)	Relates to services rendered for tax advice and compliance services.

SANTA FE GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008 and for the Years Ended
June 30, 2008 and 2007

SANTE FE GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Santa Fe Gold Corporation

We have audited the accompanying consolidated balance sheet of Santa Fe Gold Corporation as of June 30, 2008, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corporation, as of June 30, 2008, and the results of its operations, and its cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 1, 2008

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,255,754
Interest receivable	1,424
Prepaid expenses	101,103
Total Current Assets	3,358,281
MINERAL PROPERTIES	579,000

PROPERTY, PLANT AND EQUIPMENT, net	3,137,329
OTHER ASSETS:
Idle equipment, net	1,311,500
Restricted cash	182,548
Deferred finance costs	275,197
Deposit	1,342
Total Other Assets	1,770,587

$8,845,197

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$873,434
Accrued liabilities	96,172
Line of credit	11,400
Derivative instrument liabilities	2,884,189
Current portion note payable	50,000
Current portion senior secured convertible notes payable, net of discount of $491,603	10,925
Accrued interest payable	154,666
Total Current Liabilities	4,080,786
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $2,637,191	3,541,038
Derivative instrument liabilities	2,173,865
Note payable	200,000
Asset retirement obligation	80,309
Total Liabilities	10,075,998
STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized
and 75,473,510 shares issued and outstanding	150,948
Additional paid in capital	46,304,115
Deferred stock compensation	(448,000)
Accumulated (deficit)	(47,237,864)
Total Stockholders' (Deficit)	(1,230,801)
$8,845,197

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
SALES	$-	$7,201

OPERATING COSTS AND EXPENSES:
Exploration and mining costs	245,621	345,227
General and administrative	1,336,880	1,360,828
General and administrative - stock compensation	216,413	68,208
Depreciation and amortization	4,554	14,430
Accretion of asset retirement obligation	5,000	5,000
	1,808,468	1,793,693

(LOSS) FROM OPERATIONS	(1,808,468)	(1,786,492)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	(127,500)	(7,500)
Gain on settlement of financing lease liability	-	2,870,369
Interest income	28,886	53,162
Miscellaneous income	11,155	4,735
Foreign currency translation (loss)	(2,998)	(1,947)
(Loss) gain on derivative instrument liabilities	(272,418)	2,224,115
Relief of debt	24,062	582,987
Accretion of discounts on notes payable and financing lease liability	(1,092,431)	(2,770,472)
Interest expense	(1,016,380)	(822,978)
	(2,447,624)	2,132,471

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(4,256,092)	345,979

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$(4,256,092)	$345,979

(Loss) Income per Share:
Basic	$(0.06)	$0.01

Diluted	$(0.06)	$0.00

Weighted Average Common Shares Outstanding:
Basic	74,260,393	67,441,641

Diluted	74,260,393	75,243,252

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	(Deficit)	Total

Balance, June 30, 2006	63,963,712	$127,928	$37,731,448	$(55,396)	$(43,327,751)	$(5,523,771)
Shares issued for warrants in settlement of financing
lease liability	2,550,000	5,100	1,269,900	-	-	1,275,000
Shares issued for warrants on settlement of note
payable and accrued interest, related party	2,000,000	4,000	806,000	-	-	810,000
Termination of derivative on sale of property underlying
financing lease	-	-	638,537	-	-	638,537
Shares issued for senior secured notes payable principal conversion	2,048,408	4,096	1,886,740		-	1,890,836
Shares issued for senior secured notes payable interest conversion	520,166	1,041	530,724			531,765
Recognized deferred warrant compensation	-	-	-	37,704	-	37,704
Costs associated with issuance of options for services	-	-	30,505	-	-	30,505
Net income	-	-	-	-	345,979	345,979

Balance, June 30, 2007	71,082,286	142,165	42,893,854	(17,692)	(42,981,772)	36,555
Shares issued for senior secured notes payable principal conversion	945,420	1,890	943,530	-	-	945,420
Shares issued for senior secured notes payable interest conversion	2,745,804	5,493	971,673	-	-	977,166
Recognized deferred warrant compensation	-	-	-	17,692	-	17,692
Costs associated with issuance of options for services	-	-	198,721	-	-	198,721
Beneficial conversion feature on senior secured notes payable	-	-	849,737	-	-	849,737
Issuance of stock grants	700,000	1,400	446,600	(448,000)	-	-
Net (loss)	-	-	-	-	(4,256,092)	(4,256,092)

Balance, June 30, 2008	75,473,510	$150,948	$46,304,115	$(448,000)	$(47,237,864)	$(1,230,801)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,256,092)	$345,979
Adjustments to reconcile net (loss) income to net cash
(used in) operating activities:
Depreciation and amortization	4,554	14,430
Stock compensation and other non-cash expenses	216,413	68,208
Stock issued for interest	948,389	531,765
Gain on settlement of financing lease liability	-	(2,870,369)
Accretion of discount on financing leasing liability and notes payable	1,092,431	2,770,472
Accretion of asset retirement obligation	5,000	5,000
Loss on sale of assets	127,500	7,500
Relief of debt	(24,062)	(582,987)
Foreign currency translation loss	2,998	1,947
(Gain) loss on derivative instrument liabilities	272,418	(2,224,115)
Amortization of deferred finance costs	103,172	-
Net change in current assets and liabilities:
Interest receivable	(1,424)	-
Prepaid expenses	(3,258)	247,118
Deposits	1,341	(2,683)
Accounts payable and accrued liabilities	580,020	(100,590)
Accrued interest payable - related party	-	33,750
Accrued interest payable	154,666	63,782
Accrued lease payments	-	180,000
Net Cash (Used in) Operating Activities	(775,934)	(1,510,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	(3,890)	-
Proceeds from sale of property and equipment	-	39,500
Purchase of property, plant and equipment	(716,432)	(16,702)
Increase to construction in progress	(1,118,988)	-
Purchase of mineral property	(210,000)	-
Net Cash (Used in) Provided by Investing Activities	(2,049,310)	22,798
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures notes	6,680,757	1,000,000
Payments on line of credit	(24,200)	(37,545)
Deferred finance costs	(270,000)	(100,000)
Payments on convertible debenture notes	(945,411)	-
Net Cash Provided by Financing Activities	5,441,146	862,455
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,615,902	(625,540)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	639,852	1,265,392
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,255,754	$639,852

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Continued)

	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$67,991	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for warrants in settlement of financing lease liability	$-	$1,275,000

Stock issued for conversion of accrued interest	$28,777	$-

Stock issued for conversion of senior secured convertible notes and notes payable, related parties	$945,420	$2,700,836

Mineral property purchased with note payable	$250,000	$-

Termination of derivative on sale of property underlying financing lease	$-	$638,537

Stock grants issued	$448,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – NATURE OF OPERATIONS

          Santa Fe Gold Corporation (the Company) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold property located in New Mexico, the leased Ortiz gold project in New Mexico and the 100% owned Black Canyon mica project in Arizona.

          In November 2002, the Company ceased crushing and concentration activities at its Black Canyon project due to economic constraints. Limited marketing and sales continued during 2003-2005 at its Glendale mica processing facility. The Company is seeking a joint-venture partner to help finance and operate the project or to sell the project in its entirety.

          In May 2006, for a cash price of $1.3 million, the Company acquired 100% of the shares of The Lordsburg Mining Company (Lordsburg Mining), a New Mexico corporation. With the acquisition of Lordsburg Mining, the Company acquired the Summit project, consisting of approximately 117.6 acres of patented and approximately 520 acres of unpatented mining claims in Grant County, New Mexico; approximately 257 acres of patented mining claims in Hidalgo County, New Mexico; and milling equipment including a ball mill and floatation plant in Sierra County, New Mexico.

          On June 30, 2008, Lordsburg Mining purchased from St. Cloud Mining Company, a New Mexico corporation, for a price of $841,500, mineral processing equipment and real property situated adjacent to the Banner mill site located south of Lordsburg, New Mexico. The equipment included in the purchase constitutes important components for the Banner mill processing facility, notably a portable crushing and screening plant and a feeding and conveying system. The real property included in the purchase consists of 70 patented and 5 unpatented mining claims, and assignments of mineral leases covering 17 patented and 6 unpatented mining claims. These mining claims and mineral leases, together with the patented mining claims Lordsburg Mining already owned in the area of the Banner mill site, cover approximately 1,500 acres (2.3 square miles) and comprise the core of the Virginia Mining District. Historical production of copper, gold and silver from the district has been substantial. Lordsburg Mining assumed certain potential environmental obligations in connection with the real property, including those related to reclamation of old workings, should such obligations arise in the future. The purchase price of $841,500 was allocated as to $631,500 for the equipment and $210,000 for the patented and unpatented mining claims and leases. The funds for the purchase were sourced from the $13.5 million financing completed in December 2007.

          The Company is currently developing the Summit mine in Grant County and constructing processing facilities at the Banner mill site in Hidalgo County, and anticipates entering into the production stage during the first calendar quarter of 2009.

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

           The Company has incurred a net loss of $(4,256,092) for the fiscal year ended June 30, 2008, and has a total accumulated deficit of $(47,237,864) and a working capital deficit of $(722,505) at June 30, 2008. In addition, the Company has no significant revenue-generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses. However, the Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company.

          The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation, and The Lordsburg Mining Company, a New Mexico corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Property, Plant and Equipment

          Land, buildings, plant and vehicles are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Property and equipment consists of land, mining equipment and buildings, which are recorded at cost. The buildings are depreciated using the straight-line method over the estimated useful lives of 15 to 39 years. Autos are depreciated using the straight-line method over the estimated useful life of 5 years. The Lordsburg Mining equipment will be depreciated over 8 years using the straight-line method when moved and deployed into production processing at the Hidalgo County site.

          As of June 30, 2007, the Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,541,500. During the year ended June 30, 2008, the Company transferred idle equipment at an appraisal value of $105,000 to the Banner mill site and upon the dismantling of the Black Canyon mica site, wrote off idle equipment with a net book value of $125,000. The remaining balance of this equipment has been classified as idle equipment.

Mineral Exploration Costs

          Mineral exploration costs are expensed as incurred. When it is determined that a mineral property can be economically developed as a result of establishing reserves, subsequent costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the “Units of Production” method over the estimated life of the ore body based on estimated recoverable ounces in proven and probable reserves.

Derivative Financial Instruments

          The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

          The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

          Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

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

Reclamation Costs

          The Company accounts for reclamation costs under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the assets’ carrying value and subsequently allocated to expense over the assets’ useful lives. The Company reviews the amount of the asset retirement obligation on an annual basis. As of June 30, 2008, $80,309 was accrued for reclamation on the ground site work at the Mica project. The asset retirement obligation associated with the Mica project consists of reclamation of disturbed property. The Company estimates the costs will not exceed the amounts accrued.

          The Company’s asset retirement obligation through June 30, 2008, is as follows:

Balance at June 30, 2006	$70,309
Accretion expense for the year ended June 30, 2007	5,000
Accretion expense for the year ended June 30, 2008	5,000
Balance at June 30, 2008	$80,309

Revenue Recognition

          The Company recognizes the sale of the product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collectibility is reasonably assured. The price received is based upon terms of the contract.

Income Taxes

          The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 ("FIN 48"). SFAS No. 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

          The following table reconciles the numerator and denominator used in the calculations of basic and diluted earnings per share (EPS) for the year ended June 30, 2008 and 2007:

	2008	2007
Numerators:
Numerator for basic EPS, net (loss) income	$(4,256,092)	$345,979

Numerator for diluted EPS:
Net earnings		$345,979
Interest on senior secured convertible notes payable		3,432,562
Derivative income		(2,224,115)
Income available for diluted EPS	N/A	$1,554,426

Denominators:
Denominator for basic EPS, weighted-average
common shares outstanding	74,260,393	67,441,641
Potentially dilutive shares resulting from stock
options and warrants		4,110,387
Senior secured notes converted to shares		3,691,224
Denominator for diluted EPS	N/A	75,243,252

Stock-Based Compensation

          In connection with terms of employment with the Company’s executives and employees, the Company issues options to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

          Effective July 1, 2006, the Company adopted the provisions of SFAS No. 123R, Under SFAS 123R, “Share-based Payment“, whereby share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. The Company determines the option value on the date of grant using the Black-Scholes option pricing model. The Company adopted the provisions of SFAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. The Company had no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption. Stock-based compensation costs recognized for the years ended June 30, 2008 and 2007 amounted to $216,413 and $68,208, respectively.

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

          Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation, accruals, taxes and contingencies, which are discussed in the respective notes to the financial statements.

Fair Value of Financial Instruments

          The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, and the line of credit approximated their related fair values as of June 30, 2008, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures and note payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

Restricted Cash

          As part of the reclamation deposit required for the Black Canyon mica property, the Company has restricted cash of $178,658, comprised of $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management (BLM). Both of the amounts will be held until all terms and conditions of the reclamation agreement have been fulfilled or a satisfactory replacement bond has been accepted. The Company during the year ended June 30, 2008, deposited $3,890 with the New Mexico Energy Minerals and Natural Resources Department. At June 30, 2008, the Company has total restricted cash aggregating $182,548.

Reclassifications

          Certain items in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

          In June 2008, the FASB issued FASB Staff Position FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of FSP No. EITF 03-6-1. Early application is not permitted. The Company is evaluating the impact of FSP No. EITF 03-6-1.

          In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently is evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Security Exchange Commission’s (‘SEC”) approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not expect the adoption of SFAS 162 to impact its results of operations, financial position or cash flows.

          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on the Company’s results of operations, financial position or cash flows.

          In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations, financial position, and cash flows.

          In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to impact its results of operations, financial position or cash flows.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – MINERAL PROPERTIES

          Mineral properties were comprised of acquisition costs related to the properties in New Mexico and Arizona, as shown below as of June 30, 2008:

Summit property, Grant County, NM	$119,000
Banner property, Hidalgo County, NM	210,000
New Planet property, La Paz County, AZ	250,000
$579,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

          Property and equipment consist of the following at June 30, 2008:

Leasehold improvements	$1,645
Office furniture and equipment	13,844
Land	163,000
Mine processing equipment and buildings	1,722,458
Construction in progress	1,126,988
Capitalized interest	95,190
Automotive	35,868
3,158,993
Less: Accumulated depreciation	(21,664)
$3,137,329

          Depreciation expense for the years ended June 30, 2008 and 2007 were $4,554 and $14,430, respectively.

          The Company is in the process of constructing the Banner mill operation near Lordsburg, New Mexico. The Company is also in the process of completing the site developments at the Summit mine in Grant County and in preparation of production in the first quarter of 2009. The estimated cost of the total project is $13,500,000.

          The following table shows the carrying value of equipment, which is idle at June 30, 2008. The carrying value is based upon a third party appraisal obtained as of the year ended June 30, 2007:

Mica processing equipment	$1,669,339
Black Canyon mine equipment	2,227,090
3,896,429
Less: Allowance for impairment and depreciation	(2,584,929)
$1,311,500

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

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

          On December 21, 2007, the Company entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010, to December 31, 2014. On December 27, 2007, the Company received the initial advance under the agreement of $350,000 and issued 175,000 warrants relating to the advance.

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

          On April 15, 2008, the Company received the third advance of $3,500,000 and issued 1,750,000 warrants relating to the advance as provided for under the terms and conditions of the $13,500,000 7% Senior Secured Convertible Debenture entered into on December 21, 2007.

          On April 30, 2008, and June 2, 2008, the Company completed the placement of Additional Investment Rights aggregating $418,614 with an institutional investor. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, the Company issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 209,307 warrants were issued under the notes. The notes also have an embedded convertible option for principal and interest.

          The fair value of the derivative instruments liability for these warrants and embedded convertible options issued under the placements at the time of issuance in the April 2008 and June 2008 transactions was determined to be $1,447,716 with the following assumptions: (1) risk free interest rate of 2.29% to 3.28%, (2) remaining contractual life of 1.42 to 6.72 years, (3) expected stock price volatility of 105.893% to 106.552%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

          The fair value of the derivative instruments liability at June 30, 2007, was determined to be $2,402,970 with the following assumptions: (1) risk free interest rate of 4.91% to 4.93%, (2) remaining contractual life between 0.50 to 4.65 years, (3) expected stock price volatility of 115.602%, and (4) expected dividend yield of zero. The fair market value of the derivative instruments liability at June 30, 2008, was determined to be $5,058,054 with the following assumptions: (1) risk free interest rate of 1.9% to 3.61%, (2) remaining contractual life between 0 .19 to 6.5 years, (3) expected stock price volatility of 103.613%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the year ended June 30, 2008, of $(272,418) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through June 30, 2008, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2007	June 30, 2008	June 30, 2008
Convertible Debentures:
Compound Embedded Derivatives	$353,534	$236,662	$116,872
Additional Investment Rights	552,996	204,471	348,525
Purchase Agreement Warrants	775,120	3,337,285	(2,562,165)
Amendment 2 Warrants	721,320	1,279,636	(558,316)
Totals	$2,402,970	$5,058,054	(2,655,084)

Amount allocated to convertible note discounts at transaction inception:			2,382,666
			$(272,418)

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE

          On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 21, 2006. The common stock warrants and Additional Investment Rights held by the investors were also amended. Under the terms of the amendment, the maturity of the senior secured convertible notes was deferred from August 31, 2007, to January 1, 2008. The senior secured convertible notes amortized over 12 equal monthly installments and the date of the first installment was extended from September 1, 2006, to February 1, 2007. Interest on the principal amount outstanding remained at the rate of 7% per annum and began to accrue from February 1, 2007. Interest was payable on the last day of each calendar quarter, beginning on March 31, 2007. The price at which the holder of each senior secured convertible note could convert the principal and accrued interest amount outstanding under each note into shares of the Company’s common stock was reduced from $1.58 to $1.00 per share. The Company could pay principal and accrued interest in cash or, at the Company’s option, in shares of its common stock under the same terms and conditions as provided for in the March 20, 2006, agreement. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662. The amendment provided for a revised filing date by which the Company must file a registration statement with the Securities and Exchange Commission, to within 60 days after the date of the amendment, and a revised date by which the Company must cause the registration to be declared effective, to within 150 days after the date of the amendment.

          In connection with the amendment and additional purchase of notes, the Company issued additional common stock warrants, increasing the number of warrants held by the investors to 1,890,300, extended the expiration date of the warrants to September 6, 2011, and reduced the exercise price of the warrants from $1.58 to $1.00.

          The Company also granted to the investors Additional Investment Rights, increasing the Additional Investment Rights held by the investors, so that they could purchase up to a total of $1,890,830 of senior secured convertible notes, under the same terms and conditions as the amended notes. The Additional Investment Rights were exercisable for a period of 12 months following the date of a registration statement. Upon exercise of the Additional Investment Rights, the holders also would receive 945,416 warrants to purchase common stock. The conversion price of the notes and the exercise price of the warrants issuable on exercise of the Additional Investment Rights were reduced from $1.58 to $1.00.

          Under the agreed terms, the convertible notes had a term of 17 months and amortized over 12 months in 12 equal monthly installments beginning on February 1, 2007. Interest on the $3,781,662 principal amount outstanding accrued at a rate of seven percent (7%) per annum. The Company could pay principal and accrued interest in cash or, at the Company’s option, in shares of common stock. If the Company elected to pay principal and interest in shares of common stock, the value of each share of common stock was equal to ninety percent (90%) of the average of the ten (10) lowest daily volume weighted average prices of the Company’s common stock during the twenty (20) trading days immediately preceding the date of payment. At the option of each holder of the convertible notes, the principal amount outstanding under the notes was convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $1.00 per share.

          The Company issued 2,048,048 shares of common stock as payment of principal aggregating $1,890,836 and 520,166 shares of common stock as payment of interest aggregating $531,765 under the convertible notes in satisfaction of payments due from February 1, 2007, through June 30, 2007. During the period July 1, 2007 to December 31, 2007, the Company paid on the convertible debenture notes, principal installments aggregating $1,890,831, with the issuance of 945,420 shares of the Company’s common stock at a value of $945,420 and cash payments of $945,411. Interest payments aggregating $988,507 were paid with the issuance of 2,745,804 shares of the Company’s common stock and cash of $11,341. All principal and interest amounts due under the notes have been paid.

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

          In connection with the October 30, 2007, placement, on February 1, 2008, the Company received an additional $237,143 from an accredited investor and issued a note and related warrants under the same terms and conditions. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

          On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010, to December 31, 2014. On December 27, 2007, the Company received the initial advance under the agreement of $350,000. The Company received the second and third advances of $1,500,000 and $3,500,000, respectively, under the agreement on January 15, 2008, and on April 15, 2008, respectively. As of June 30, 2008, the Company has received total advances under the agreement of $5,350,000 and the Company has issued an aggregate of 2,675,000 warrants under the debenture advances. The Company paid an account management fee of 2% ($270,000) in connection with the transaction in January 2008, after the second advance under the agreement was received.

          On January 9, 2008, January 10, 2008, April 30, 2008 and June 2, 2008 the Company completed the placement of Additional Investment Rights aggregating $643,614 with two institutional investors. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, the Company issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 321,807 warrants were issued under the notes. The Company can pay principal and accrued interest in cash or, at the Company’s option, in shares of common stock. If the Company elects to pay principal and interest in shares of common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the ten (10) lowest daily volume weighted average prices of the Company’s common stock during the twenty (20) trading days immediately preceding the date of payment. At the option of each holder of the convertible notes, the principal amount outstanding under the notes is convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $1.00 per share.

          The components of the senior secured convertible notes payable are as follows as of June 30, 2008:

	Principal	Unamortized
	Amount	Discount	Net

Current portion of long-term debt	$502,528	$(491,603)	$10,925
Long-term portion, net of current	6,178,229	(2,637,191)	3,541,038

	$6,680,757	$(3,128,794)	$3,551,963

          Aggregate yearly maturities of long term debt based upon payment terms at June 30, 2008, are as follows:

2009	$502,528
2010	141,086
2011	-
2012	5,800,000
2013	237,143
Subtotal	6,680,757
Less: unamortized original issue discount	(3,128,794)
$3,551,963)

          As of June 30, 2008, accrued interest payable on the senior secured convertible notes aggregated $154,666.

NOTE 7 – NOTE PAYABLE

          On June 5, 2008, the Company agreed to exercise the option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. The Company originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. The Company agreed to exercise the purchase option in connection with settlement of an action the Company commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price is $250,000. The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The provisions of the note call for a $50,000 payment at the signing of the note, which occurred in August 2008, and $50,000 annual principal and interest payments on the four subsequent anniversary dates of the note. The agreement also provides for a 5% royalty to be paid on any future production from the property. Accordingly, $50,000 is recorded as current and $200,000 is recorded as noncurrent.

NOTE 8 – SALE OF REAL PROPERTY AND SETTLEMENT OF FINANCING LEASE LIABILITY

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

          In April 2007, the Company negotiated a non-interest bearing settlement of $75,000 in connection with liabilities related to the ELOC, payable in an initial installment of $35,000 and monthly payments of $2,200 commencing in May 2007 until paid in full. The unpaid balance at June 30, 2008, was $11,400.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

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

Office Lease

          Effective March 1, 2007, the Company entered into a lease for office space in Albuquerque, New Mexico, for a period of three years. The lease provides for the following minimum rental payments:

Fiscal year ending:
June 30, 2009	$33,492
June 30, 2010	22,770
Total	$56,262

          Total rental expense was $44,020 and $192,831 for fiscal years 2008 and 2007, respectively.

Employment Agreements

          On October 7, 2003, the Company entered into employment and change of control agreements with its President and Chief Executive Officer. The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits. The agreement provided for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter on a yearly basis unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment. The officer was provided a per diem living and travel allowance of $4,015 per month while based at the Company’s headquarter location in Glendale, AZ, which per diem was discontinued in April 2007 upon the Company’s relocation to Albuquerque, NM.

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

New Planet Project Royalty Agreement

          Under the June 5, 2008, exercise of the option to purchase the Planet MIO property, as part of the agreement, the Company is obligated to pay a 5% royalty on any future production from the property.

Ortiz Gold Project

          On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007). On February 1, 2007, the Company paid the amount due of $100,218 through January 31, 2008, and on January 25, 2008, paid the amount due of $126,891 through January 2009. The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-

year thereafter for so long as the Company is producing gold or other leased minerals in commercial quantities and otherwise is performing its obligations under the lease. Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to the property identification agreement between the Company and its President and Chief Executive Officer.

          The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due	Minimum Due	Maximum
Date	($)	Due ($)
Feb 1, 2009	42,934	148,040
Feb 1, 2010	30,000	126,891
Feb 1, 2011 forward	30,000	126,891

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

NOTE 12 - STOCKHOLDERS’ (DEFICIT)

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

          During the period July 1, 2007, to December 31, 2007, the Company paid on the senior secured convertible notes, principal installments aggregating $945,420 with the issuance of 945,420 shares of the Company’s common stock, and interest payments aggregating $977,166 with the issuance of 2,745,804 shares of the Company’s common stock.

          On June 25, 2008, the board of directors granted stock awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares will vest on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The shares were valued at $0.64 per share, the closing price on the date of the grants, and the aggregate value of $448,000 has been recorded as deferred stock compensation.

Warrants

          In connection with the private placement of the senior secured convertible notes, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants have an exercise price of $1.58 and a term of three years. The warrants were valued at $67,266 using the Black-Scholes option pricing model using a volatility of 111.95%, risk free interest rate of 4.62% and an expected life of 3.0 years. At June 30, 2007, $17,692 of this amount was classified as deferred compensation, and the $17,692 has been recorded as general and administrative stock compensation expense at June 30, 2008.

          On September 6, 2006, the Company amended the terms of the March 21, 2006 private placement of senior secured convertible notes. In connection with the amendment, the Company issued 1,099,159 additional common stock warrants, extended the expiration date of the warrants to September 6, 2011, and reduced the exercise price from $1.58 to $1.00.

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

          On December 21, 2007, in connection with a scheduled advance of $350,000 on the 7% Senior Secured Convertible Debenture, the Company issued 175,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010, to December 31, 2014.

          On January 9, 2008, and January 10, 2008, in connection with the exercise of Additional Investment Rights, the Company issued 112,500 five year warrants giving the right to purchase common stock at a price of $1.00 per share.

          On January 15, 2008, in connection with a scheduled advance of $1,500,000 on the 7% Senior Secured Convertible Debenture, the Company issued 750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010, to December 31, 2014.

          On February 1, 2008, in connection with the issuance of a 10% Convertible Senior Subordinated Note for $237,143, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

          On April 15, 2008, in connection with a scheduled advance of $3,500,000 on the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014.

          On April 30, 2008, and June 2, 2008, in connection with the exercise of Additional Investment Rights, the Company issued 209,307 five year warrants giving the right to purchase common stock at a price of $1.00 per share.

Stock Options and the 2007 Equity Incentive Plan

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

          On July 25, 2007, the Company granted a five (5) year option to purchase 100,000 shares of common stock to a director. The option exercise price is $0.46 per share, the closing price on the date of grant and the options have a vesting period of one year from the date of grant. The options were valued at $38,003 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 114.622%, a risk free interest rate of 4.8%, an expected life of 5.0 years and zero quarterly dividends. During the year ended June 30, 2008, the $38,003 was recognized as general and administrative stock compensation expense.

          On December 13, 2007, the Board of Directors granted pursuant to the Company’s compensation policy pertaining to outside directors, five year options to purchase 75,000 shares of common stock to each of two directors, and also granted 100,000 five year options to an employee who is the son the President and Chief Executive Officer. The options are exercisable at $0.55, the closing price on the date of the grant and vest on June 30, 2008. The options were valued at $111,619 using the Black-Scholes option pricing model. The options were valued using a volatility of 113.286%, a risk free interest rate of 3.45%, an expected life of 5.0 years and zero. General and administrative stock compensation expense was recorded for the year ended June 30, 2008, amounting to $111,619.

          On March 24, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.73 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $57,048 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 106.552%, a risk free interest rate of 2.64%, an expected life of 5.0 years and zero quarterly dividends. General and administrative stock compensation expense of $28,524 was recorded for the year ended June 30, 2008.

          On May 1, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.79 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $61,724 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 105.944%, a risk free interest rate of 3.06%, an expected life of 5.0 years and zero quarterly dividends. General and administrative stock compensation expense of $20,575 was recorded for the year ended June 30, 2008.

          On June 25, 2008, the Board of Directors granted awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares will vest on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The stock grants were valued at $448,000 using the closing price on the date of the grant of $0.64 per share. The grant amount was recorded as deferred stock compensation at June, 30, 2008, and will be expensed over the six-month vesting period beginning July1, 2008.

          In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

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

          On July 22, 2004, the Company granted a total of 3,000,000 stock options at an exercise price of $0.10 per share, the market price of the stock on the date of grant, to the chairman of the Board of Directors and to the President and CEO of the Company. The options have a term of five years and vested on the date of grant. The fair value of the option grants were valued at $210,000 as of the date of grant utilizing the Black-Scholes option pricing model with the following average assumptions: expected life of options of 3 years, volatility of 106%, risk-free interest rate of 2.5%, and 0% dividend yield. The options were expensed in the period granted.

          On May 2, 2006, the Company granted a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer, in connection with an employment agreement. The option exercise price is $1.24 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $50,971 using the Black-Scholes option pricing model. The options were valued using a volatility of 114.027%, a risk free interest rate of 5.1%, an expected life of 5.0 years and zero quarterly dividends.

          On November 15, 2006, a director exercised options to purchase 2,000,000 shares of common stock at $0.10 per share, in exchange for payment of accrued interest owed of $60,000 and reduction of principal on the note payable of $150,000 to the director, aggregating $210,000. In addition, the director agreed to contribute to capital the remaining unpaid principal on the note of $600,000.

          On April 25, 2007, the Company granted a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer. The option exercise price is $0.74 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $30,505 using the Black-Scholes option pricing model and were expensed in the period granted. The options were valued using a volatility of 115.475%, a risk free interest rate of 4.51%, an expected life of 5.0 years and zero quarterly dividends.

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2008 and 2007 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2006	11,550,000	$0.11	3,466,142	$0.80
Granted	50,000	$0.74	2,849,689	$1.15
Canceled	---	---	---	---
Expired	---	---	(50,000)	$2.50
Exercised	(2,000,000)	$0.105	(2,550,000)	$0.50
Outstanding at June 30, 2007	9,600,000	$0.11	3,715,831	$1.12
Granted	550,000	$0.61	3,709,165	$1.02
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at June 30, 2008	10,150,000	$0.141	7,424,996	$1.02

          Stock options and warrants exercisable at June 30, 2008, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
Exercise		Contractual	Average	Exercise		Contractual	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(In Years)	Price	Range	Number	(In Years)	Price
$0.10	5,000,000.96		$0.10	$1.00	4,400,137	3.54	$1.00
$0.11	4,500,000	4.73	$0.11	$1.25	274,858	4.42	$1.25
$1.24	50,000	2.84	$1.24	$1.58	75,001	1.20	$1.58
$0.74	50,000	3.82	$0.74		4,749,996		$1.02
$0.46	100,000	4.07	$0.46
$0.55	250,000	4.51	$0.55
	9,950,000		$0.13

NOTE 13 - INCOME TAXES

          The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net (loss) before taxes for the fiscal years ended June 30:

		2008		2007
Tax (expense) benefit at the federal
statutory rate		$1,446,918		$(117,633)
State tax(expense) benefit		296,533		(24,108)
Expiration of state operating losses		(541,596)		(435,956)
Decrease (increase) in valuation allowance		(1,201,855)		577,697
Income tax expense	$	---	$	---

          The components of the deferred tax asset and deferred tax liability at June 30, 2008 are as follows:

Deferred Tax Asset
Federal net operating loss carry forwards		$14,078,777
State net operating loss carry forwards		1,302,951
Valuation allowance		(15,381,728)
Net deferred tax asset	$	---

          At June 30, 2008, the Company had net operating loss carry forwards for Arizona income tax purposes of approximately $18.7 million (2007- $22.2 million). These losses expire in varying amounts through June 30, 2013.

          At June 30, 2008, the Company had net operating loss carry forwards for federal income tax purposes of approximately $41.4 million (2007 - $37.2 million). These losses expire between June 30, 2019 and June 30, 2028. The principal differences between net operating losses for income tax purposes and book purposes result from stock compensation and impairment amounts.

NOTE 14 - RELIEF OF DEBT

          During the year ended June 30, 2008, the Company wrote off accounts payable resulting in relief of debt of $24,062. During the year ended June 30, 2007, in addition to the settlement on the line of credit of $69,026 described in Note 9, the Company wrote off accounts payable and accrued compensation liabilities aggregating $513,961 that extended beyond the Statute of Limitations for collectability from approximately 1 to 3 years.

NOTE 15 – SUBSEQUENT EVENTS

          On July 15, 2008, under the terms of 7% Senior Secured Convertible Debenture dated December 21, 2007, the Company received the fourth advance under the agreement of $3,500,000 and issued 1,750,000 warrants relating to the advance. The warrants were valued at $1,184,521 using the Black-Scholes option pricing model using a volatility of 103.613%, a risk free interest rate of 3.43%, an expected life of 6.5 years and zero quarterly dividends. This convertible debenture was determined to have a beneficial conversion feature of $589,521 based upon the effective computed conversion price, which was charged to the note discount and credited to Additional Paid In Capital. The warrants resulted in an aggregated note discount of $1,774,042.

          On July 22, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $64,247 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 103.613%, a risk free interest rate of 3.48%, an expected life of 5.0 years and zero quarterly dividends.

          On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 2008.

SANTA FE GOLD CORPORATION

By:      /s/ W. Pierce Carson
Name: W. Pierce Carson
Title:   President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the small business issuer in the capacities indicated on October 10, 2008.

SIGNATURE	TITLE

/s/ Lawrence G. Olson	Chairman of the Board
Lawrence G. Olson

/s/ W. Pierce Carson	President and Chief Executive Officer
W. Pierce Carson	(Principal Executive Officer)

/s/ W. Pierce Carson	Chief Financial Officer
W. Pierce Carson	(Principal Financial Officer)

/s/ John E. Frost	Director
John E. Frost