Form 10-Q
period 2008-09-30
Santa Fe Gold CORP
filed 2008-11-19
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[     ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number: 001-12974

SANTA FE GOLD CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1128 Pennsylvania NE, Suite 200, Albuquerque, NM 87110
(Address of Principal Executive Offices)

Registrant's telephone number including area code: (505) 255-4852

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]     No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,904,760 shares outstanding as of November 19, 2008.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,482,604	$3,255,754
Accounts receivable	17,752	-
Interest receivable	1,593	1,424
Prepaid expenses	96,563	101,103
Equipment deposits	249,225	-
Total Current Assets	4,847,737	3,358,281
MINERAL PROPERTIES	579,000	579,000

PROPERTY, PLANT AND EQUIPMENT, net	5,491,340	3,137,329
OTHER ASSETS:
Idle equipment, net	1,311,500	1,311,500
Restricted cash	202,903	182,548
Deferred finance costs	259,909	275,197
Deposit	1,342	1,342
Total Other Assets	1,775,654	1,770,587
	$12,693,731	$8,845,197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,180,087	$873,434
Accrued liabilities	85,555	96,172
Line of credit	2,600	11,400
Derivative instrument liabilities	2,095,491	2,884,189
Current portion, note payable	79,606	50,000
Current portion, capital leases	33,261	-
Current portion senior secured convertible notes payable, net of discount
of $522,974 and $491,603, respectively	27,956	10,925
Accrued interest payable	348,933	154,666
Total Current Liabilities	3,853,489	4,080,786
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of
$4,184,306 and $2,637,191, respectively	5,389,271	3,541,038
Derivative instrument liabilities	2,777,861	2,173,865
Notes payable, net of current portion	213,141	200,000
Capital leases, net of currrent portion	147,292	-
Asset retirement obligation	81,559	80,309
Total Liabilities	12,462,613	10,075,998
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized;
75,904,760 and 75,473,510 shares issued and outstanding, respectively	151,810	150,948
Additional paid in capital	46,973,576	46,304,115
Deferred stock compensation	(224,000)	(448,000)
Accumulated (deficit)	(46,670,268)	(47,237,864)
Total Stockholders' Equity (Deficit)	231,118	(1,230,801)
	$12,693,731	$8,845,197

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
SALES	$16,776	$-

OPERATING COSTS AND EXPENSES:
Exploration and mining costs	107,144	60,321
General and administrative	294,370	301,250
General and administrative - stock compensation	304,802	18,308
Depreciation and amortization	17,965	338
Accretion of asset retirement obligation	1,250	1,250
	725,531	381,467

(LOSS) FROM OPERATIONS	(708,755)	(381,467)

OTHER INCOME (EXPENSE):
Interest income	25,885	5,278
Miscellaneous income	60,762	-
Foreign currency translation gain (loss)	3,099	(2,806)
Gain on derivative instrument liabilities	1,369,223	210,568
Relief of debt	48,872	-
Accretion of discounts on notes payable	(195,557)	(678,530)
Interest expense	(35,934)	(695,689)
	1,276,350	(1,161,179)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	567,595	(1,542,646)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$567,595	$(1,542,646)

Income (Loss) per Share:
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	75,478,198	72,705,849

Diluted	75,478,198	72,705,849

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$567,595	$(1,542,646)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	17,965	338
Stock compensation	304,802	18,308
Stock issued for interest	-	677,252
Accretion of discount on notes payable	195,557	678,530
Accretion of asset retirement obligation	1,250	1,250
Relief of debt	(48,872)	-
Foreign currency translation (gain) loss	(3,099)	2,806
(Gain) on derivative instrument liabilities	(1,369,223)	(210,568)
Amortization of deferred finance costs	15,288	54,184
Net change in current assets and liabilities:
Accounts receivable	(17,752)	-
Interest receivable	(169)	-
Prepaid expenses	4,540	36,023
Deposits	(249,225)	-
Accounts payable	355,525	18,155
Accrued liabilities	(7,518)	(5,131)
Accrued interest payable	194,267	17,181
Net Cash (Used in) Operating Activities	(39,069)	(254,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	(20,355)	-
Purchase of property, plant and equipment	(572,835)	-
Increase to construction in progress	(1,518,647)	-
Net Cash (Used in) Investing Activities	(2,111,837)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture notes	3,500,000	-
Payments on notes payable	(51,866)	-
Payments on capital leases	(5,328)	-
Payments on line of credit	(8,800)	(6,600)
Payments on convertible debenture notes	(56,250)	-
Net Cash Provided by (Used in) Financing Activities	3,377,756	(6,600)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,226,850	(260,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,255,754	639,852
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,482,604	$378,934

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – NATURE OF OPERATIONS

     Santa Fe Gold Corporation (the Company) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold project in New Mexico, the leased Ortiz gold property in New Mexico, the 100% owned Black Canyon mica project in Arizona and the 100% owned Planet micaceous iron oxide property in Arizona.

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

     The Company had net income of $567,595 for the three months ended September 30, 2008, has working capital of $994,248 and has a total accumulated (deficit) of $(46,670,268) at September 30, 2008. In addition, the Company had only nominal revenue-generating operations in the quarter ending September 30, 2008. To continue as a going concern, the Company is dependent on continued fund raising for project development and for administrative operating expenses. In December 2007, the Company entered into a definitive agreement with an investor for the private placement of a $13.5 million financing facility and received advances aggregating $8,850,000 through September 30, 2008 (see NOTE 4).

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

     Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair values reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

     The discount from the face value of a convertible debt or equity instrument resulting from allocating some or all of the proceeds to the derivative instrument, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

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

Restricted Cash

     As part of the reclamation deposits, the Company has restricted cash of $202,903, comprised of $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; $128,658 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management (BLM); and $24,245 posted as a financial guarantee with the New Mexico Energy Minerals and Natural Resources Department.

Net Earnings (Loss) per Common Share

     The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. When computing diluted earnings per share, the consideration of the effect of the derivatives results in an adjusted net (loss) for the three months ended September 30, 2008. Therefore the impact of outstanding stock options and warrants has not been included as it would be anti-dilutive.

NOTE 3 - DERIVATIVE INSTRUMENT LIABILITIES

     On July 15, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007, the Company received the fourth advance under the agreement of $3,500,000 and issued 1,750,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $1,184,521 with the following assumptions: (1) risk free interest rate of 3.43%, (2) an expected life of 6.5 years, (3) expected stock price volatility of 103.613%, and (4) expected dividend yield of zero. The convertible debenture was determined to have a beneficial conversion feature of $589,521 based upon the effective computed conversion price, which was charged to the note discount and credited to Additional Paid In Capital. The beneficial conversion feature in conjunction with the derivative instruments liability for the warrants resulted in an aggregated note discount of $1,774,042.

     The fair market value of the derivative instruments liability at September 30, 2008, was determined to be $4,873,352 with the following assumptions: (1) risk free interest rate of 1.60% to 2.98%, (2) remaining contractual life between 0 .75 to 6.2 years, (3) expected stock price volatility of 91.534%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the three months ended September 30, 2008, of $1,369,223 and a corresponding decrease in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through September 30, 2008, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2008	September 30, 2008	September 30, 2008
Convertible Debentures:
Compound Embedded Derivatives	$236,662	$142,710	$93,952
Additional Investment Rights	204,471	-	204,471
Purchase Agreement Warrants	3,337,285	3,729,954	(392,669)
Amendment 2 Warrants	1,279,636	1,000,688	278,948
Totals	$5,058,054	$4,873,352	184,702

Amount allocated to convertible note discounts at transaction inception			1,184,521
			$1,369,223

NOTE 4 – CONVERTIBLE DEBENTURE NOTES PAYABLE

     On December 21, 2007, the Company entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. The agreement provides that proceeds from the debenture shall be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of the Company’s common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. To date the Company has received the following advances under the agreement and issued corresponding warrants related to the advances as follows:

	Advances	Warrants
December 21, 2007	$350,000	175,000
January 15, 2008	1,500,000	750,000
April 15, 2008	3,500,000	1,750,000
July 15, 2008	3,500,000	1,750,000
	$8,850,000	4,425,000

NOTE 5 – NOTES PAYABLE

     On June 5, 2008, the Company agreed to exercise the option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. The Company originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. The Company agreed to exercise the purchase option in connection with settlement of an action the Company commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price was $250,000. The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The provisions of the note call for a $50,000 payment at the signing of the note, which occurred in August 2008, and $50,000 annual principal and interest payments on the four subsequent anniversary dates of the note. The agreement also provides for a 5% royalty to be paid on any future production from the property.

     On July 25, 2008, the Company entered into an installment sales contract for $94,613 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 6.75%, with the equipment securing the loan.

     The following summarizes notes payable at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Note payable for mineral property	$200,000	$250,000
Installment sales contract on equipment	92,747	-
Total outstanding notes payable	292,747	250,000
Less: Current portion	(79,606)	(50,000)
Long term portion	$213,141	$200,000

     The aggregate maturities of notes payable as of September 30, 2008, is as follows:

Year ending June 30,
2009	$22,017
2010	81,139
2011	83,307
2012	56,284
2013	50,000
Total notes payable	$292,747

NOTE 6 – CAPITAL LEASES

     In July of 2008 the Company entered into a capital lease for the purchase of equipment at an interest rate of 6.25% for a term of 36 months. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over the lower of their related lease terms or their estimated productive lives.

     Minimum future lease payments under capital leases, as of September 30, 2008, for each of the following years and in aggregate are as follows:

Year ending June 30,
2009	$32,280
2010	43,041
2011	43,041
2012	43,041
2013	43,041
2014	3,599
Total minimum lease payments	208,043
Amount representing interest	(27,490)
Present value of future minimum lease payments	180,553
Current portion of capital lease obligations	(33,261)
Obligations of capital leases due after one year	$147,292

NOTE 7 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

     On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued.

Issuances of Options and Warrants

     On July 22, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $64,247 using the Black-Scholes option pricing model. The options were valued using a volatility of 103.613%, a risk free interest rate of 3.48%, an expected life of 5.0 years and zero quarterly dividends. General and administrative stock compensation of $21,416 was recognized during the three months ended September 30, 2008.

     On June 25, 2008, the Board of Directors granted awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares will vest on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The stock grants were valued at $448,000 using the closing price on the date of grant and were recorded as deferred stock compensation as equity reduction. General and administrative stock compensation expense of $224,000 was recognized for the three months ended September 30, 2008.

     On May 1, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.79 per share, the closing price on the date of grant. The options were valued at $61,724 using the Black-Scholes option pricing model. General and administrative stock compensation expense of $30,862 was recognized for the three months ended September 30, 2008.

     On March 24, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.73 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The options were valued at $57,048 using the Black-Scholes option pricing model. General and administrative stock compensation expense of $28,524 was recognized for the three months ended September 30, 2008.

     On July 15, 2008, in connection with a scheduled advance of $3,500,000 under the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to

December 31, 2014.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the three months ended September 30, 2008, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2008	10,150,000	$0.14	7,424,996	$1.02
Granted	100,000	$0.83	1,750,000	$1.00
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	(500,000)	$0.11	---	---
Outstanding at September 30, 2008	9,750,000	$0.15	9,174,996	$1.01

     Stock options and warrants exercisable at September 30, 2008, are as follows:

Exercisable Options				Exercisable Warrants
		Weighted				Weighted
		Average				Average
		Contractual	Weighted			Contractual	Weighted
Exercise		Remaining	Average	Exercise		Remaining	Average
Price		Life	Exercise	Price		Life	Exercise
Range	Number	(in Years)	Price	Range	Number	(in Years)	Price
$0.10	5,000,000	0.71	$0.10	$1.00	4,400,137	3.29	$1.00
$0.11	4,000,000	5.03	$0.11	$1.25	274,858	4.17	$1.25
$0.46	100,000	3.82	$0.46	$1.58	75,001	0.95	$1.58
$0.55	250,000	4.25	$0.55		4,749,996	3.31	$1.02
$0.73	100,000	4.48	$0.73
$0.74	50,000	3.57	$0.74
$1.24	50,000	2.59	$1.24
	9,550,000	2.71	$0.14

NOTE 8 – OTHER INCOME

     In August 2008, the Company received miscellaneous income of $60,762 for restitution in full of an amount it was defrauded in a financing transaction several years earlier. Additionally, in September 2008, the Company negotiated a settlement with a governmental agency on outstanding amounts owed for property taxes. In connection with the settlement, the Company made a cash payment to settle the account in full and recognized relief of debt of $48,872 for the remaining unpaid amount.

NOTE 9 – SUBSEQUENT EVENTS

     Subsequent to September 30, 2008, the Company received cash proceeds aggregating $3,500,000 from the fifth scheduled advance under the December 21, 2007, 7% Senior Secured Convertible Debenture, and issued 1,750,000 warrants relating to the advance. The warrants were valued at $811,917 using the Black-Scholes option pricing model using a volatility of 91.534%, a risk free interest rate of 2.98%, an expected life of 6.22 years and zero quarterly dividends.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-Q MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED

IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-Q IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2008.

General

     Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on: (1) developing our Summit silver-gold property located in New Mexico and placing the property into production, (2) conducting further studies on our Ortiz gold project located in New Mexico, (3) funding the re-opening and enhancement of our Black Canyon mica project located in Arizona or alternatively selling the project, (4) raising working capital for general operating and administrative expenses, and (5) acquiring high quality gold, silver and/or copper properties.

Basis of Presentation and Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We had net income of $567,595 for the three months ended September 30, 2008, and have a total accumulated (deficit) of $(46,670,268) at September 30, 2008. To continue as a going concern, we are dependent on continued fund raising for project development, execution of our business strategy and payment of general and administrative operating expenses.

     In December 2007, we entered into a definitive agreement with a single investor for the private placement of a 7% Senior Secured Convertible Debenture in the amount of $13.5 million. Advances under this agreement are to be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. As of September 30, 2008, the Company has received scheduled advances under the agreement totaling $8,850,000.

     We will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. As of September 30, 2008, we have cash on hand of $4,482,604. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies. Subsequent to September 30, 2008, we received $3,500,000, which constitutes the fifth advance under the December 21, 2007, 7% Senior Secured Convertible Debenture.

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

     The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, we determined the fair value of these warrants using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2008 and 2007

     Sales

     We had revenues of $16,776 for the three months ended September 30, 2008, and $-0- for the three months ended September 30, 2007. The increase of $16,776 is due to the limited sales of aggregate products.

     Operating Costs and Expenses

     General and administrative decreased to $294,370 for the quarter ended September 30, 2008, from $301,250 for the comparative quarter ended September 30, 2007, a decrease of $6,880. The decrease in the current quarter is attributable mainly to decreases in investor relations expense of $52,380, financing costs of $35,298 and corporate meetings of $32,876. These decreases were offset by increases in salaries and employee related expenses of $79,191 and various new administrative costs of $26,646, both increases occurring primarily as a result of the start up of the Summit Project.

     General and administrative stock compensation increased to $304,802 for the quarter ended September 30, 2008, from $18,308 for the comparative quarter ended September 30, 2007, an increase of $286,494. The increase is attributable to amortized costs associated with deferred stock compensation for an officer and another key employee, as well as options issued to three employees that are being amortized over a vesting period of six months.

     Other Income and Expenses

     Other income and (expenses) for the quarter ended September 30, 2008, were $1,276,350 as compared to $(1,161,179) for the comparable quarter ended September 30, 2007. The increase of $2,437,529 is attributable to several factors, including an increase in the gain recognized on derivative instruments liability of $1,158,655, as well as increases in miscellaneous income of $60,762, relief of debt of $48,872, and interest income of $20,607. Other contributing factors include a decrease in the accretion of discounts on notes of $482,974 and a decrease in interest expense of $659,755. The decrease in accretion of discounts is due to the current discounts on convertible notes being accreted over longer note periods, while the decrease in interest expense resulted primarily from the recognition of interest on the conversion of senior secured convertible debt in the prior comparable quarter and the capitalization of interest of $150,166.

     Gain on Derivative Financial Instruments

     We recognized a gain on derivative financial instruments of $1,369,223 for the quarter ended September 30, 2008, as compared to a gain of $210,568 for the prior year comparable period, an increase of $1,158,655. The non-cash income arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative income in the quarter ended September 30, 2008, is attributable mainly to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as the we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

     As of September 30, 2008, we had cash on hand of $4,482,604, a working capital of $994,248 and an accumulated (deficit) of $(46,670,268). Subsequent to September 30, 2008, we received cash proceeds of $3,500,000 from the fifth scheduled advance under the December 21, 2007, 7% Senior Secured Convertible Debenture.

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

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

     On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Advances from the debenture will be issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. As of September 30, 2008, we have received $8,850,000 under the funding schedule. On October 15, 2008, we received the fifth scheduled tranche of $3,500,000.

Factors Affecting Future Operating Results

     We have deployed our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved, important elements of the plan include maintaining currency in the filing of our annual and quarterly financial reports and continuing to raise interim funding to provide for operations on our various property sites. If we are able to continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

     During the three months ended September 30, 2008, we did not engage in any off-balance sheet arrangements defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

     During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Chief Accounting Officer of Periodic Report pursuant to Rule 13a- 14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2008	SANTA FE GOLD CORPORATION

	By:	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director and
Principal Accounting Officer