Form 10-Q
period 2008-12-31
Santa Fe Gold CORP
filed 2009-02-17
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,904,760 shares outstanding as of February 16, 2009.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,765,266	$3,255,754
Accounts receivable	4,066	-
Interest receivable	-	1,424
Prepaid expenses	46,652	101,103
Equipment deposits	301,000	-
Deposits	11,878	-
Total Current Assets	6,128,862	3,358,281
MINERAL PROPERTIES	579,000	579,000

PROPERTY, PLANT AND EQUIPMENT, net	9,186,853	3,137,329
OTHER ASSETS:
Idle equipment, net	1,311,500	1,311,500
Restricted cash	203,903	182,548
Deferred financing costs	244,620	275,197
Deposit	1,342	1,342
Total Other Assets	1,761,365	1,770,587
	$17,656,080	$8,845,197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,618,981	$873,434
Accrued liabilities	76,999	96,172
Line of credit	-	11,400
Derivative instrument liabilities	1,423,445	2,884,189
Current portion, notes payable	80,110	50,000
Current portion, capital leases	127,556	-
Current portion senior secured convertible notes payable, net of discount
of $414,424 and $491,603, respectively	48,472	10,925
Accrued interest payable	587,025	154,666
Total Current Liabilities	3,962,588	4,080,786
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of
$5,011,631 and $2,637,191, respectively	9,175,512	3,541,038
Derivative instrument liabilities	3,082,796	2,173,865
Notes payable, net of current portion	204,787	200,000
Capital leases, net of current portion	328,731	-
Asset retirement obligation	82,809	80,309
Total Liabilities	16,837,223	10,075,998
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized;
75,904,760 and 75,473,510 shares issued and outstanding, respectively	151,810	150,948
Additional paid in capital	47,058,169	46,304,115
Deferred stock compensation	-	(448,000)
Accumulated (deficit)	(46,391,122)	(47,237,864)
Total Stockholders' Equity (Deficit)	818,857	(1,230,801)
	$17,656,080	$8,845,197

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
SALES	$6,367	$-	$23,143	$-

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	23,606	-	23,606	-
Exploration and mining costs	133,671	89,782	240,815	150,103
General and administrative	242,882	236,064	537,252	537,315
General and administrative - stock compensation	308,593	18,385	613,395	36,693
Depreciation and amortization	45,774	1,366	63,739	1,703
Accretion of asset retirement obligation	1,250	1,250	2,500	2,500
	755,776	346,847	1,481,307	728,314

(LOSS) FROM OPERATIONS	(749,409)	(346,847)	(1,458,164)	(728,314)

OTHER INCOME (EXPENSE):
Interest income	27,413	4,448	53,298	9,726
Miscellaneous income	500	-	61,262	-
Foreign currency translation gain (loss)	5,347	(359)	8,446	(3,165)
Gain on derivative instrument liabilities	1,415,856	(929,109)	2,785,079	(718,541)
Relief of debt	-	-	48,872	-
Accretion of discounts on notes payable	(329,969)	(312,479)	(525,526)	(991,009)
Interest expense	(90,591)	(274,296)	(126,525)	(969,985)
	1,028,556	(1,511,795)	2,304,906	(2,672,974)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	279,147	(1,858,642)	846,742	(3,401,288)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$279,147	$(1,858,642)	$846,742	$(3,401,288)

Income (Loss) per Share:
Basic	$0.00	$(0.02)	$0.01	$(0.05)

Diluted	$0.00	$(0.02)	$0.01	$(0.05)

Weighted Average Common Shares Outstanding:
Basic	75,904,760	74,754,204	75,691,479	72,705,849

Diluted	75,904,760	74,754,204	75,691,479	72,705,849

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$846,742	$(3,401,288)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	63,739	1,703
Stock compensation	613,395	36,693
Stock issued for interest	-	948,389
Accretion of discount on notes payable	525,526	991,009
Accretion of asset retirement obligation	2,500	2,500
Relief of debt	(48,872)	-
Foreign currency translation (gain) loss	(8,446)	3,165
(Gain) loss on derivative instrument liabilities	(2,785,079)	718,541
Amortization of deferred financing costs	30,577	108,369
Net change in operating assets and liabilities:
Accounts receivable	(4,066)	-
Interest receivable	1,424	-
Prepaid expenses	54,451	29,107
Deferred financing costs	-	(35,775)
Deposits	(312,878)	-
Accounts payable	794,419	43,134
Accrued liabilities	(10,727)	(6,493)
Accrued interest payable	432,359	7,736
Net Cash Provided by (Used in) Operating Activities	195,064	(553,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	(21,355)	-
Purchase of property, plant and equipment	(1,189,168)	(350)
Construction in progress	(4,352,502)	-
Net Cash (Used in) Investing Activities	(5,563,025)	(350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	8,150,000	954,000
Payments on notes payable	(59,716)	-
Payments on capital leases	(20,693)	-
Payments on line of credit	(11,400)	(13,200)
Payments on convertible debenture notes	(180,718)	(945,411)
Net Cash Provided by (Used in) Financing Activities	7,877,473	(4,611)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,509,512	(558,171)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,255,754	639,852
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,765,266	$81,681

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	Six Months Ended
	December 31,
SUPPLEMENTAL CASH FLOW INFORMATION:	2008	2007
Cash paid for interest	$20,986	$11,341

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$-	$28,777

Stock issued for conversion of senior secured convertible notes
and notes payablepayable, related parties	$-	$945,420

Equipment purchased with note payable	$94,613	$-

Equipment purchased with capital leases	$476,980	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

          The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

          The Company had net income of $846,742 for the six months ended December 31, 2008, has working capital of $2,166,274 and has a total accumulated (deficit) of $(46,391,122) at December 31, 2008. In addition, the Company had only nominal revenue-generating operations in the six months ended December 31, 2008. To continue as a going concern, the Company is dependent on continued fund raising for project development and for administrative operating expenses. In December 2007, the Company entered into a definitive agreement with an investor for the private placement of a $13.5 million financing facility to be advanced in multiple tranches. As of December 31, 2008, the Company has received funding advances for the entire $13.5 million (see NOTE 4).

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

Restricted Cash

          Restricted cash of $203,903 is maintained in connection with requirements for reclamation of projects as well as weighmaster activities. As part of the reclamation deposits, the Company has restricted cash of $202,903, comprised of $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; $128,658 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management (BLM); and $24,245 posted as a financial guarantee with the New Mexico Energy Minerals and Natural Resources Department. The Company also maintains a certificate of deposit in the amount of $1,000 for the New Mexico Department of Agriculture in accordance with bonding requirements for a weighmaster.

Net Earnings (Loss) per Common Share

          The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. When computing diluted earnings per share, the consideration of the effect of the derivatives results in an adjusted net (loss) for the three months and six months ended December 31, 2008. Therefore the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

          On October 15, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007; the Company received the fifth advance under the agreement for $3,500,000 and issued 1,750,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $811,917 with the following assumptions: (1) risk free interest rate of 2.98%, (2) an expected life of 6.2 years, (3) expected stock price volatility of 91.534%, and (4) expected dividend yield of zero.

          On December 22, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007; the Company received the sixth and final advance under the agreement for $1,150,000 and issued 575,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $236,828 with the following assumptions: (1) risk free interest rate of 1.55%, (2) an expected life of 6.0 years, (3) expected stock price volatility of 88.659%, and (4) expected dividend yield of zero.

          The fair market value of the derivative instruments liability at December 31, 2008, was determined to be $4,506,241 with the following assumptions: (1) risk free interest rate of 0.27% to 1.55%, (2) remaining contractual life between 0.50 to 6.01 years, (3) expected stock price volatility of 88.659%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the six months ended December 31, 2008, of $2,785,079 and a corresponding decrease in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through December 31, 2008, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2008	December 31, 2008	December 31, 2008
Convertible Debentures:
Compound Embedded Derivatives	$236,662	$54,745	$181,917
Additional Investment Rights	204,471	-	204,471
Purchase Agreement Warrants	3,337,285	3,752,738	(415,453)
Amendment 2 Warrants	1,279,636	698,758	580,878
Totals	$5,058,054	$4,506,241	551,813

Amount allocated to convertible note discounts at transaction inception			2,233,266
			$2,785,079

NOTE 4 – CONVERTIBLE DEBENTURE NOTES PAYABLE

          On December 21, 2007, the Company entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. The agreement provides that proceeds from the debenture shall be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall become due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will become due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of the Company’s common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the Company will issue to the investor a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. As of December 31, 2008, the Company has received funding advances for the entire $13.5 million and has issued 6,750,000 warrants under the financing facility terms.

          The current and long-term portions of the convertible debenture notes payable and related discounts at December 31, 2008 are as follows:

Date	Notes Payable		Discounts
of Note	Current	Long-Term	Current	Long-Term
10/30/07	$-	$150,000	$-	$16,172
10/30/07	-	150,000	-	16,172
11/28/07	-	150,000	-	18,330
12/21/07	-	13,500,000	-	4,910,970
01/09/08	100,000	-	98,258	-
01/10/08	12,500	-	12,313	-
02/01/08	-	237,143	-	49,987
04/30/08	150,000	-	133,951	-
06/02/08	200,396	-	169,902	-
	$462,896	$14,187,143	$414,424	$5,011,631

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

          The following summarizes notes payable at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Note payable for mineral property	$200,000	$250,000
Installment sales contract on equipment	84,897	-
Total outstanding notes payable	284,897	250,000
Less: Current portion	(80,110)	(50,000)
Long term portion	$204,787	$200,000

The aggregate maturities of notes payable as of December 31, 2008, is as follows:

Year ending June 30,
2009	$14,802
2010	81,141
2011	83,309
2012	55,645
2013	50,000
Total notes payable	$284,897

NOTE 6 – CAPITAL LEASES

          During the six months ended December 31, 2008, the Company utilized capital leases for the purchase of equipment. Lease terms and interest rates for the equipment are 60 months at 6.25%, 36 months at 5.34%, and 36 months at 5.78% . The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over the lower of their related lease terms or their estimated productive lives.

          Minimum future lease payments under capital leases, as of December 31, 2008, for each of the following years and in aggregate, are as follows:

Year ending June 30,	2009	$74,154
	2010	148,308
	2011	148,308
	2012	86,516
	2013	43,041
	2014	3,573
Total minimum lease payments		503,900
Amount representing interest		(47,613)
Present value of future minimum lease payments		456,287
Current portion of capital lease obligations		(127,556)
Obligations of capital leases due after one year		$328,731

NOTE 7 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock

          On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued.

Issuances of Options and Shares

          On December 3, 2008, the Company cancelled and re-issued several outstanding options to four employees. The new options grant each employee a five (5) year option to purchase 100,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30,

2009. Each option was valued at $30,101 using the Black-Scholes option pricing model. The options were valued using a volatility of 80.172%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation of $4,300 each for the four employees, or $17,200 in the aggregate was recognized during the six months ended December 31, 2008. The following describes the options that were cancelled:

  On July 22, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $64,247 using the Black-Scholes option pricing model. The options were valued using a volatility of 103.613%, a risk free interest rate of 3.48%, an expected life of 5.0 years and zero quarterly dividends. On December 3, 2008, the options were cancelled and re-issued, with any further amortization of the options ceasing on that date. General and administrative stock compensation of $42,832 was recognized during the six months ended December 31, 2008.

  On May 1, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.79 per share, the closing price on the date of grant. The options were valued at $61,724 using the Black-Scholes option pricing model. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of the cancellation. General and administrative stock compensation expense of $41,149 was recognized for the six months ended December 31, 2008.

  On March 24, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.73 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The options were valued at $57,048 using the Black-Scholes option pricing model. On December 3, 2008 the options were cancelled and re-issued. The options were fully vested and amortized at the time of the cancellation. General and administrative stock compensation expense of $28,524 was recognized for the six months ended December 31, 2008.

  On May 2, 2006, the Company granted a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer, in connection with an employment agreement. The option exercise price is $1.24 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $50,971 using the Black-Scholes option pricing model. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of cancellation.

  On April 25, 2007, the Company granted a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer. The option exercise price is $0.74 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $30,505 using the Black-Scholes option pricing model and are expensed in the period granted. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of cancellation.

          On December 3, 2008, the Company granted a five (5) year option to twenty-three employees and two board members to purchase 830,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. The options were valued at $249,838 using the Black-Scholes option pricing model. The options were valued using a volatility of 80.172%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation of $35,690 was recognized during the six months ended December 31, 2008.

          On June 25, 2008, the Board of Directors granted awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares will vest on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The stock grants were valued at $448,000 using the closing price on the date of grant and were recorded as deferred stock compensation as equity reduction. General and administrative stock compensation expense of $448,000 was recognized for the six months ended December 31, 2008.

Issuances of Warrants

          On December 22, 2008, in connection with a scheduled advance of $1,150,000 under the 7% Senior Secured Convertible Debenture, the Company issued 575,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014.

          On October 15, 2008, in connection with a scheduled advance of $3,500,000 under the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014.

          On July 15, 2008, in connection with a scheduled advance of $3,500,000 under the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014.

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the six months ended December 31, 2008, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2008	10,150,000	$0.14	7,424,996	$1.02
Granted	1,330,000	$0.62	4,075,000	$1.00
Canceled	(400,000)	$0.84	---	---
Expired	---	---	---	---
Exercised	(500,000)	$0.11	---	---
Outstanding at December 31, 2008	10,580,000	$0.18	11,499,996	$1.01

Stock options and warrants outstanding and exercisable at December 31, 2008, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants

			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price

$0.10	5,000,000	5,000,000	0.45	$0.10	$1.00	4,400,137	4,400,137	3.03	$1.00

$0.11	4,000,000	4,000,000	4.78	$0.11	$1.00	6,750,000	-	6.00	$1.00

$0.46	100,000	100,000	2.33	$0.46	$1.25	274,858	274,858	3.93	$1.25

$0.55	250,000	250,000	3.32	$0.55	$1.58	75,001	75,001	0.69	$1.58

$0.60	1,230,000	-	5.00	$ 0.60		11,499,996	4,749,996

	10,580,000	9,350,000

Outstanding Options			2.70	$ 0.18	Outstanding Warrants			4.77	$ 1.01
Exercisable Options			2.40	$ 0.12	Exercisable Warrants			3.05	$ 1.02

NOTE 8 – OTHER INCOME

          In August 2008, the Company received $60,762 that is included in miscellaneous income for full restitution of an amount it was defrauded in a financing transaction several years earlier. Additionally, in September 2008, the Company negotiated a settlement with a governmental agency on outstanding amounts owed for property taxes. In connection with the settlement, the Company made a payment in cash to settle the account in full and recognized relief of debt of $48,872 for the remaining unpaid amount.

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

Basis of Presentation and Going Concern

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We had net income of $846,742 for the six months ended December 31, 2008, and have a total accumulated (deficit) of $(46,391,122) at December 31, 2008. To continue as a going concern, we are dependent on continued fund raising for project development, execution of our business strategy and payment of general and administrative operating expenses.

         In December 2007, we entered into a definitive agreement with a single investor for the private placement of a 7% Senior Secured Convertible Debenture in the amount of $13.5 million. Advances under this agreement were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. As of December 31, 2008 the Company has received funding advances for the entire $13.5 million.

          We will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. As of December 31, 2008, we have cash on hand of $5,765,266. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies.

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

          The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, we determined the fair value of these warrants using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2008 and 2007

          Sales

          We had revenues of $6,367 for the three months ended December 31, 2008, and $-0- for the three months ended December 31, 2007. The increase of $6,367 is due to the sales of aggregate products.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $23,606 for the three months ended December 31, 2008, and $-0- for the three months ended December 31, 2007, as the Company began allocating costs to the business segment in the current measurement period.

          Exploration and mining costs were $133,671 for the three months ended December 31, 2008, and $89,782 for the three months ended December 31, 2007, an increase of $43,889. The increase is mainly attributable to property and casualty liability insurance of $15,072 and equipment leases aggregating $29,007.

          General and administrative stock compensation increased to $308,593 for the three months ended December 31, 2008, from $18,385 for the comparative three months ended December 31, 2007, an increase of $290,208. The increase is attributable to amortized costs associated with deferred stock compensation for an officer and another key employee, as well as incentive stock options issued to employees during the current three month period.

          Other Income and Expenses

          Other income and (expenses) for the three months ended December 31, 2008, were $1,028,556 as compared to $(1,511,795) for the comparable three months ended December 31, 2007. The increase of $2,540,351 is attributable to an increase in the gain recognized on derivative instruments liability of $2,344,965; a decrease in interest expense of $183,705 due primarily to two factors: the capitalization of $159,784 in interest commencing with construction on the Summit Project, and the recognition of interest on the conversion of senior secured convertible debt in the prior comparable period; an increase in interest income of $22,965 and an increase in accretion of discounts on notes payable of $17,490.

          Gain on Derivative Financial Instruments

          We recognized a gain on derivative financial instruments of $1,415,856 for the three months ended December 31, 2008, as compared to a (loss) of ($929,109) for the prior year comparable period, an increase of $2,344,965. The non-cash income arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative income in the three months ended December 31, 2008, is attributable mainly to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2008 and 2007

          Sales

          We had revenues of $23,143 for the six months ended December 31, 2008, and $-0- for the six months ended December 31, 2007. The increase of $23,143 is due to the sales of aggregate products.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $23,606 for the six months ended December 31, 2008, and $-0- for the three months ended December 31, 2007, as the Company began allocating costs to the business segment in the in the quarter ended December 31, 2008.

          Exploration and mining costs were $240,815 for the six months ended December 31, 2008, and $150,103 for the three months ended December 31, 2007, an increase of $90,712. The increase is mainly attributable to property and casualty liability insurance of $15,072, equipment leases aggregating $43,819, workmen’s compensation of $12,293, property taxes and mine claim fees of $7,920 and shop operating supplies and general mine expenses aggregating $54,087. These increases were offset by a decrease in outside mine consulting cost of $43,303.

          General and administrative stock compensation increased to $613,395 for the six months ended December 31, 2008, from $36,693 for the comparative six months ended December 31, 2007, an increase of $576,702. The increase is attributable to amortized costs associated with deferred stock compensation for an officer and another key employee, as well as incentive stock options issued to numerous employees during the period.

          Other Income and Expenses

          Other income and (expenses) for the six months ended December 31, 2008, were $2,304,906 as compared to $(2,672,974) for the comparable six months ended December 31, 2007. The increase of $4,977,880 is attributable to an increase in the gain recognized on derivative instruments liability of $3,503,620; a decrease in interest expense of $843,460 due primarily to two factors: the capitalization of $299,841 in interest commencing with the construction of the Summit Project, and the recognition of interest on the conversion of senior secured convertible debt in the prior comparable period; a decrease in accretion of discounts on notes payable of $465,483 resulting from an early payoff in 2007 on a convertible note; an increase in interest income of $43,572; an increase in miscellaneous income of $61,262 and relief of debt of $48,872.

          Gain on Derivative Financial Instruments

          We recognized a gain on derivative financial instruments of $2,785,079 for the six months ended December 31, 2008, as compared to a (loss) of ($718,541) for the prior year comparable period, an increase of $3,503,620. The non-cash income arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative income in the six months ended December 31, 2008, is attributable mainly to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

          To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

          As of December 31, 2008, we had cash on hand of $5,765,266, a working capital of $2,166,274 and an accumulated (deficit) of $(46,391,122).

          We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

          We continue to seek funding to advance our business plan and strategies. We require funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We project the need for a minimum of $5,500,000 working capital during the next 36 months, estimated as exploration programs and feasibility studies of $2,500,000 and corporate overhead and related expenses of $3,000,000. We anticipate going into production in the second quarter of 2009 and that our operations for the remaining fiscal year 2009 will be funded from our current financing facilities, the sale of our securities and possibly through the exercise of certain options and warrants. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

         On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Advances from the debenture were issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. As of December 31, 2008, the Company has received funding advances for the entire $13.5 million and has issued 6,750,000 warrants under the financing facility terms.

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

Off-Balance Sheet Arrangements

          During the six months ended December 31, 2008, we did not engage in any off-balance sheet arrangements defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

          During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 16, 2009	SANTA FE GOLD CORPORATION

	By:	/s/ W. Pierce Carson
W. Pierce Carson,
Chief Executive Officer, President, Director and
Principal Accounting Officer