Form 10-Q
period 2009-03-31
Santa Fe Gold CORP
filed 2009-05-14
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,221,171 shares outstanding as of May 12, 2009.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,998,769	$3,255,754
Accounts receivable	4,949	-
Inventory	5,000	-
Interest receivable	-	1,424
Prepaid expenses	172,883	101,103
Equipment deposits	22,712	-
Deposits	11,878	-
Total Current Assets	2,216,191	3,358,281
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	12,013,923	3,137,329
OTHER ASSETS:
Idle equipment, net	1,311,500	1,311,500
Restricted cash	203,903	182,548
Deferred financing costs	229,331	275,197
Deposit	1,342	1,342
Total Other Assets	1,746,076	1,770,587
	$16,555,190	$8,845,197

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$904,302	$873,434
Accrued liabilities	76,606	96,172
Line of credit	-	11,400
Derivative instrument liabilities	13,568	2,884,189
Current portion, notes payable	72,946	50,000
Current portion, capital leases	97,770	-
Current portion senior secured convertible notes payable, net of discount
of $20,646 and $491,603, respectively	3,823	10,925
Accrued interest payable	849,617	154,666
Total Current Liabilities	2,018,632	4,080,786
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of
$4,797,483 and $2,637,191, respectively	9,389,660	3,541,038
Derivative instrument liabilities	10,752,645	2,173,865
Notes payable, net of current portion	205,100	200,000
Capital leases, net of current portion	331,675	-
Asset retirement obligation	84,059	80,309
Total Liabilities	22,781,771	10,075,998
STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized;
79,986,879 and 75,473,510 shares issued and outstanding, respectively	159,974	150,948
Additional paid in capital	47,589,300	46,304,115
Deferred stock compensation	-	(448,000)
Accumulated (deficit)	(53,975,855)	(47,237,864)
Total Stockholders' (Deficit)	(6,226,581)	(1,230,801)
	$16,555,190	$8,845,197

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
SALES	$45,049	$-	$68,192	$-

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	11,061	-	34,667	-
Exploration and mining costs	166,600	42,277	407,415	192,380
General and administrative	305,933	330,101	843,186	867,416
General and administrative - stock compensation	158,670	65,312	772,065	102,005
Depreciation and amortization	85,027	1,395	148,765	3,098
Accretion of asset retirement obligation	1,250	1,250	3,750	3,750
	728,541	440,335	2,209,848	1,168,649

(LOSS) FROM OPERATIONS	(683,492)	(440,335)	(2,141,656)	(1,168,649)

OTHER INCOME (EXPENSE):
Interest income	28,159	1,230	81,457	10,956
Miscellaneous income	-	11,155	61,262	11,155
Foreign currency translation gain (loss)	2,021	1,806	10,467	(1,359)
Gain (loss) on derivative instrument liabilities	(6,259,972)	618,511	(3,474,893)	(100,030)
Relief of debt	-	-	48,872	-
Accretion of discounts on notes payable	(607,926)	(22,882)	(1,133,452)	(1,013,891)
Interest expense	(63,523)	(20,067)	(190,048)	(990,052)
	(6,901,241)	589,753	(4,596,335)	(2,083,221)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,584,733)	149,418	(6,737,991)	(3,251,870)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(7,584,733)	$149,418	$(6,737,991)	$(3,251,870)

Income (Loss) per Share:
Basic	$(0.10)	$0.00	$(0.09)	$(0.04)

Diluted	$(0.10)	$0.00	$(0.09)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	76,009,126	74,773,510	75,795,815	72,075,325

Diluted	76,009,126	83,000,433	75,795,815	72,075,325

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,737,991)	$(3,251,870)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	148,765	3,098
Stock compensation	772,065	102,005
Stock issued for interest expense	-	948,389
Accretion of discount on notes payable	1,133,452	1,013,891
Accretion of asset retirement obligation	3,750	3,750
Relief of debt	(48,872)	-
Foreign currency translation (gain) loss	(10,467)	1,359
Loss on derivative instrument liabilities	3,474,893	100,030
Amortization of deferred financing costs	45,866	87,883
Net change in operating assets and liabilities:
Accounts receivable	(4,949)	-
Inventory	(5,000)	-
Interest receivable	1,424	(8,377)
Prepaid expenses	(71,780)	(49,842)
Deposits	(34,590)	-
Accounts payable	79,740	138,156
Accrued liabilities	(9,099)	(5,770)
Accrued interest payable	694,951	54,930
Net Cash (Used in) Operating Activities	(567,842)	(862,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	(21,355)	-
Purchase of property, plant and equipment	(2,124,243)	(167,168)
Construction in progress	(6,325,759)	-
Net Cash (Used in) Investing Activities	(8,471,357)	(167,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	8,150,000	2,762,143
Payments on notes payable	(66,567)	-
Payments on capital leases	(51,299)	-
Payments on line of credit	(11,400)	(19,800)
Payments on convertible debenture notes	(238,520)	(945,411)
Deferred Finance Costs	-	(270,000)
Net Cash Provided by Financing Activities	7,782,214	1,526,932
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,256,985)	497,396
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,255,754	639,852
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,998,769	$1,137,248
Cash paid for interest	$43,599	$14,924

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$-	$28,777

Stock issued for conversion of senior secured convertible notes	$380,625	$945,420

Equipment purchased with note payable	$94,613	$-

Equipment purchased with capital leases	$480,744	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008, included in the Company’s Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

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

     The Company had net (loss) of $(6,737,991) for the nine months ended March 31, 2009, has working capital of $197,559 and has a total accumulated (deficit) of $(53,975,855) at March 31, 2009. In addition, the Company had only nominal revenue-generating operations in the nine months ended March 31, 2009. To continue as a going concern, the Company is dependent on continued fund raising for project development and for administrative operating expenses. In December 2007, the Company entered into a definitive agreement with an investor for the private placement of a $13.5 million financing facility to be advanced in multiple tranches. The Company has received funding advances for the entire $13.5 million (see NOTE 4).

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

     The fair market value of the derivative instruments liability at March 31, 2009, was determined to be $10,766,213 with the following assumptions: (1) risk free interest rate of 0.21% to 1.67%, (2) remaining contractual life between 0.25 to 6.00 years, (3) expected stock price volatility of 88.54%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the nine months ended March 31, 2009, of $(3,474,893) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through March 31, 2009, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2008	March 31, 2009	March 31, 2009
Convertible Debentures:
Compound Embedded Derivatives	$236,662	$13,568	$223,094
Additional Investment Rights	204,471	-	204,471
Purchase Agreement Warrants	3,337,285	8,938,851	(5,601,566)
Amendment 2 Warrants	1,279,636	1,813,794	(534,158)
Totals	$5,058,054	$10,766,213	(5,708,159)

Amount allocated to convertible note discounts at transaction inception			2,233,266
			$(3,474,893)

NOTE 4 – CONVERTIBLE DEBENTURE NOTES PAYABLE

     On December 21, 2007, the Company entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. The agreement provided proceeds from the debenture for the Summit project and to be issued in accordance with a pre-determined funding schedule. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall become due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will become due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of the Company’s common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the Company will issue to the investor a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. As of March 31, 2009, the Company has received funding advances for the entire $13.5 million and has issued 6,750,000 warrants under the financing facility terms.

     During the quarter ended March 31, 2009, a convertible debenture holder converted $380,625 of note principal into 380,625 shares of the Company’s common stock. The conversion of the note principal resulted in an additional write off of discounts on the convertible notes aggregating $307,920.

     The current and long-term portions of the convertible debenture notes payable and related discounts at March 31, 2009 are as follows:

Date	Notes Payable		Discounts
of Note	Current	Long-Term	Current	Long-Term
10/30/07	$-	$150,000	$-	$14,887
10/30/07	-	150,000	-	14,887
11/28/07	-	150,000	-	16,970
12/21/07	-	13,500,000	-	4,703,522
01/09/08	-	-	-	-
01/10/08	6,250	-	6,110	-
02/01/08	-	237,143	-	47,217
04/30/08	-	-	-	-
06/02/08	18,219	-	14,536	-
	$24,469	$14,187,143	$20,646	$4,797,483

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

     The following summarizes notes payable at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 5 annual principle installments of $50,000 with interest, through August 2012	$200,000	$250,000

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	78,046	-
Total Outstanding Notes Payable	278,046	250,000
Less: Current maturities	(72,946)	(50,000)
Obligations of notes payable due after one year	$205,100	$200,000

     The aggregate maturities of notes payable as of March 31, 2009, is as follows:

Year ending June 30,
2009	$7,527
2010	81,337
2011	83,404
2012	55,778
2013	50,000

Total Outstanding Notes Payable	$278,046

NOTE 6 – CAPITAL LEASES

     During the nine months ended March 31, 2009, the Company utilized capital leases for the purchase of equipment. Lease terms and interest rates for the equipment are 60 months at 6.25%, 36 months at 5.34%, and 36 months at 5.78% . The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over the lower of their related lease terms or their estimated productive lives.

Minimum future lease payments under capital leases, as of March 31, 2009, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2009	$37,391
2010	149,563
2011	149,563
2012	88,513
2013	43,041
2014	3,600

Total minimum lease payments	471,671

Amount representing interest	(42,226)

Present value of future minimum lease payments	429,445

Current portion of capital lease obligations	(97,770)

Obligations of capital leases due after one year	$331,675

NOTE 7 - STOCKHOLDERS’ EQUITY

Issuances of Common Stock

     On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued. On March 31, 2009, an officer exercised an option to purchase 4,000,000 shares of common stock at $.10 per share on a cashless basis. Under the cashless basis exercise, 3,701,494 shares were issued.

     During the quarter ended March 31, 2009, a convertible debenture holder converted $380,625 of note principal into 380,625 shares of the Company’s common stock.

Issuances of Options and Shares

     On December 3, 2008, the Company cancelled and re-issued several outstanding options to four employees. The new options grant each employee a five (5) year option to purchase 100,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. Each option was valued at $30,101 using the Black-Scholes option pricing model. The options were valued using a volatility of 80.172%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation aggregating $68,800 for the four employees was recognized during the nine months ended March 31, 2009. The following describes the options that were cancelled:

  On July 22, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $64,247 using the Black-Scholes option pricing model. The options were valued using a volatility of 103.613%, a risk free interest rate of 3.48%, an expected life of 5.0 years and zero quarterly dividends. On December 3, 2008, the options were cancelled and re-issued, with any further amortization of the options ceasing on that date. General and administrative stock compensation of $42,832 was recognized during the nine months ended March 31, 2009.

  On May 1, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.79 per share, the closing price on the date of grant. The options were valued at $61,724 using the Black-Scholes option pricing model. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of the cancellation. General and administrative stock compensation expense of $41,149 was recognized for the nine months ended March 31, 2009.

  On March 24, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.73 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The options were valued at $57,048 using the Black-Scholes option pricing model. On December 3, 2008 the options were cancelled and re-issued. The options were fully vested and amortized at the time of the cancellation. General and administrative stock compensation expense of $28,524 was recognized for the nine months ended March 31, 2009.

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

     On December 3, 2008, the Company granted a five (5) year option to twenty-three employees and two board members to purchase 830,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. The options were valued at $249,838 using the Black-Scholes option pricing model. The options were valued using a volatility of 80.172%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation of $142,760 was recognized during the nine months ended March 31, 2009.

     On June 25, 2008, the Board of Directors granted awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares vested on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The stock grants were valued at $448,000 using the closing price on the date of grant and was initially recorded as deferred stock compensation as equity reduction. General and administrative stock compensation expense of $448,000 was recognized for the nine months ended March 31, 2009.

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

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the nine months ended March 31, 2009, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2008	10,150,000	$0.14	7,424,996	$1.02
Granted	1,330,000	$0.62	4,075,000	$1.00
Canceled	(400,000)	$0.84	---	---
Expired	---	---	---	---
Exercised	(4,500,000)	$0.10	---	---
Outstanding at March 31, 2009	6,580,000	$0.22	11,499,996	$1.01

Stock options and warrants exercisable at March 31, 2009, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants

			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.10	1,000,000	1,000,000	0.31	$0.10	$1.00	4,400,137	4,400,137	2.79	$1.00
$0.11	4,000,000	4,000,000	4.53	$0.11	$1.00	6,750,000	-	5.74	$1.00
$0.46	100,000	100,000	2.09	$0.46	$1.25	274,858	274,858	3.69	$1.25
$0.55	250,000	250,000	3.07	$0.55	$1.58	75,001	75,001	0.45	$1.58
$0.60	1,230,000	-	4.68	$0.60		11,499,996	4,749,996
	6,580,000	5,350,000

Outstanding Options			3.83	$0.22	Outstanding Warrants			4.52	$1.01
Exercisable Options			3.63	$0.14	Exercisable Warrants			2.80	$1.02

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

NOTE 9 – SUBSEQUENT EVENTS

     On April 6, 2009, a convertible debenture holder converted $237,143 of note principal and $28,391 of accrued interest into 214,401 shares of the Company’s common stock. On April 30, 2009, a convertible debenture holder converted $22,875 of accrued interest into 19,891 shares of the Company’s common stock.

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

Basis of Presentation and Going Concern

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We had net (loss) of $(6,737,991) for the nine months ended March 31, 2009, and have a total accumulated (deficit) of $(53,975,855) at March 31, 2009. To continue as a going concern, we are dependent on continued fund raising for project development, execution of our business strategy and payment of general and administrative operating expenses.

     In December 2007, we entered into a definitive agreement with a single investor for the private placement of a 7% Senior Secured Convertible Debenture in the amount of $13.5 million. Advances under this agreement were issued in accordance with a pre-determined funding schedule related to the Summit project. The Company has received funding advances for the entire $13.5 million.

     We will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. As of March 31, 2009, we have cash on hand of $1,998,769. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2009 and 2008

     Sales

     We had revenues of $45,049 for the three months ended March 31, 2009, and $-0- for the three months ended March 31, 2008. The increase of $45,049 is due to the sales of aggregate products.

     Operating Costs and Expenses

     Costs applicable to sales were incurred aggregating $11,061 for the three months ended March 31, 2009, and $-0- for the three months ended March 31, 2008.

     Exploration and mining costs were $166,600 for the three months ended March 31, 2009, and $42,277 for the three months ended March 31, 2008, an increase of $124,323. The increase is mainly attributable to property and casualty liability insurance of $14,707, relocation costs of $35,560 and equipment leases aggregating $43,819.

     General and administrative stock compensation increased to $158,670 for the three months ended March 31, 2009, from $65,312 for the comparative three months ended March 31, 2008, an increase of $93,358. The increase is attributable to amortized costs associated with incentive stock options issued to employees during the previous quarter ended December 31, 2008.

     Other Income and Expenses

     Other income and (expenses) for the three months ended March 31, 2009, were $(6,901,241) as compared to $589,753 for the comparable three months ended March 31, 2008. The decrease of $(7,490,994) is attributable to an increase in the loss recognized on derivative instruments liability of $6,878,483; an increase in interest expense of $43,456; a decrease in miscellaneous income of $11,155; and an increase in accretion of discounts on notes payable of $585,044 mainly attributable to the early conversion of convertible notes aggregating $380,625; and offset by an increase in interest income of $26,929.

     Loss on Derivative Financial Instruments

     We recognized a loss on derivative financial instruments of $(6,259,972) for the three months ended March 31, 2009, as compared to a gain of $618,511 for the prior year comparable period, resulting to a difference of $6,878,483. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative income in the three months ended March 31, 2009, is attributable mainly to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2009 and 2008

     Sales

     We had revenues of $68,192 for the nine months ended March 31, 2009, and $-0- for the nine months ended March 31, 2008. The increase of $68,192 is due to the sales of aggregate products.

     Operating Costs and Expenses

     Costs applicable to sales were incurred aggregating $34,667 for the nine months ended March 31, 2009, and $-0- for the nine months ended March 31, 2008, as the Company began allocating costs to the business segment in the in the quarter ended December 31, 2008.

     Exploration and mining costs were $407,415 for the nine months ended March 31, 2009, and $192,380 for the nine months ended March 31, 2008, an increase of $215,035. The increase is mainly attributable to property and casualty liability insurance of $29,780, equipment leases aggregating $43,819, relocation costs of $39,013, repairs and maintenance and related supplies of $39,312, general mine expenses aggregating $60,151, shop supplies of $29,917 and mine claim fees of $9,629. These increases were offset by a decrease in outside mine consulting cost of $41,970.

     General and administrative stock compensation increased to $772,065 for the nine months ended March 31, 2009, from $102,005 for the comparative nine months ended March 31, 2008, an increase of $670,060. The increase is attributable to amortized costs associated with deferred stock compensation for an officer and another key employee, as well as incentive stock options issued to numerous employees during the current period.

     Other Income and Expenses

     Other income and (expenses) for the nine months ended March 31, 2009, were $(4,596,335) as compared to $(2,083,221) for the comparable nine months ended March 31, 2008. The increase of $2,513,114 is attributable to an increase in the loss recognized on derivative instruments liability of $3,374,863; an increase in accretion of discounts on notes payable of $119,561 resulting from an early payoff in 2009 on a convertible note ; and these increases were offset by a decrease in interest expense of $800,004 due primarily to two factors: the capitalization of $528,698 in interest commencing with the construction of the Summit Project, and the recognition of interest on the conversion of senior secured convertible debt in the prior comparable period; an increase in interest income of $70,501; an increase in miscellaneous income of $50,107 and relief of debt of $48,872.

     Loss on Derivative Financial Instruments

     We recognized a loss on derivative financial instruments of $(3,474,893) for the nine months ended March 31, 2009, as compared to a loss of ($100,030) for the prior year comparable period, resulting to an increase of $3,374,863. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss in the nine months ended March 31, 2009, is attributable mainly to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

     As of March 31, 2009, we had cash on hand of $1,998,769, a working capital of $197,559 and an accumulated (deficit) of $(53,975,855).

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

     We continue to seek funding to advance our business plan and strategies. We require funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We anticipate going into production in third calendar quarter of 2009 and that our operations for the remaining fiscal year 2009 will be funded from our current financing facilities, the sale of our securities and possibly through the exercise of certain options and warrants. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

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

Off-Balance Sheet Arrangements

     During the nine months ended March 31, 2009, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

     During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 14, 2009	SANTA FE GOLD CORPORATION

	By:	/s/ W. Pierce Carson
W. Pierce Carson,
Chief Executive Officer, President, Director and
Principal Accounting Officer