Form 10-K
period 2009-06-30
Santa Fe Gold CORP
filed 2009-10-13
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to______

Commission file number 0-20430

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1128 Pennsylvania NE, Suite 200, Albuquerque, NM	87110
(Address of principal executive offices)	(Zip Code)

(505) 255-4852
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.002 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. Yes [X]    No [   ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of the Common Stock of Santa Fe Gold Corporation held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $35,225,161.

As of October 7, 2009, there were 83,723,208 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ADDITIONAL INFORMATION

          Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

          This annual report on Form 10-K or incorporated by reference may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

          These risks and uncertainties and other factors include, but are not limited to, those set forth under Item 1A. “Risk Factors”. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

PART I

ITEM 1.      BUSINESS

History and Organization

          Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire and develop mining properties amenable to low cost production. Presently, we have five projects: Our Summit silver-gold and Ortiz gold projects located in New Mexico; our Black Canyon mica and Planet micaceous iron oxide projects located in Arizona; and our Pilar gold property in the State of Sonora, Mexico. See “Item 2. Properties” for more information about our properties. We are constructing a mill and developing an underground mine at our Summit silver-gold project, which will be our first mine upon successful start-up, which is targeted for 2010. We expect commercial production to be achieved in 2010. Information about the Company, including a link to our most recent financial reports filed with the Securities and Exchange Commission (“SEC”), can be viewed on our website at www.santafegoldcorp.com.

          From July 1, 2006 through the current date, we completed private placements of our common stock, and notes convertible into our common stock, for amounts aggregating $2,856,757. In December 2007, we raised additional capital pursuant to a private placement of convertible debentures aggregating $13,500,000. In September 2009, we entered into a gold sale agreement with an investor that includes an upfront payment of $4,000,000, with an option to increase that amount by $1,000,000, to $5,000,000. We used the majority of the funds raised to acquire and construct the Summit mine and Banner mill and for working capital. We anticipate using the upfront payment provided by the September 2009 gold sale agreement to continue these efforts. See” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

          Construction of the Summit mine and related Banner mill was the focus of our activities in 2009. In April 2007, we received results of a preliminary feasibility study carried out by an independent geological engineering firm that concluded that development of the Summit deposit would be economically viable. Capital cost was estimated as $13.4 million and the construction schedule was estimated to require 12 months. In December 2007, we arranged a financing of $13.5 million by way of a private placement of senior secured convertible debentures. We began construction activities during the first quarter of 2008, including development of the Summit mine and construction of the Banner mill. Underground mine development and stockpiling of ore is on-going. Construction of the Banner mill was completed in Q2 2009 except for the tailings disposal impoundment, for which on October 2, 2009 we received a conditional permit that allows us to proceed with construction. We estimate that construction of the tailings disposal impoundment will be completed in Q4 2009, following which we expect to be in a position to commence processing operations. We expect the Summit project will achieve commercial production in 2010. As of June 30, 2009, we have $47.1 million in tax loss carry-forwards to shelter federal income tax otherwise payable.

          Our principal executive offices are located at 1128 Pennsylvania NE, Suite 200, Albuquerque, New Mexico 87110, and our telephone number is (505) 255-4852. Our Summit operations in southwestern New Mexico are conducted through our wholly-owned subsidiary, the Lordsburg Mining Company. Our operations in Mexico are conducted through our wholly-owned subsidiary, Minera Sandia,

S.A. de C.V. In connection with administration of the September 2009 gold sale agreement, we established a wholly-owned Barbados subsidiary, Santa Fe Gold (Barbados) Corporation.

          Please refer to page 34 of this report for a glossary of certain terms used herein.

Recent Developments

          On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Resources Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement, we will receive an upfront cash deposit of $4.0 million and ongoing production payments equal to the lesser of $400 per ounce and the prevailing market price, for each ounce of gold delivered pursuant to the agreement. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. We have the option, for the next nine months, to increase the size of the transaction by $1,000,000, to $5,000,000. If we exercise this option, the percentage of payable gold that Sandstorm will be entitled to purchase will increase by 25%. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

          On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of senior secured convertible debentures in the amount of $13,500,000. Proceeds from the debentures were used primarily for the development of the Summit project. The debentures were issued in accordance with a pre-determined funding schedule and the term of the debentures is 60 months. In fiscal 2008, we received advances aggregating $5,350,000 under the agreement, and in fiscal 2009 received advances aggregating $8,150,000, bringing the total received to $13,500,000.

          Effective June 30, 2009, we agreed with the investor to convert the aggregate accrued interest of $974,360 due June 30, 2009 under the convertible debentures, into 974,360 shares of the Company’s common stock. We also agreed that aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ending September 30, 2009 and December 31, 2009, shall be paid in shares of the Company’s common stock, to be valued at one dollar ($1.00) per share at the time of payment and issuance.

          On June 13, 2009, we entered into a purchase option contract on the Pilar gold property consisting of two mineral exploitation concessions covering 240 acres located 165 kilometers east-southeast of Hermosillo, State of Sonora, Mexico. We believe this exploration-stage property shows promising potential for discovery of an economic gold deposit, based on results from previous drilling that returned encouraging gold intersections. We plan to carry out additional work including surface mapping and sampling, geophysics and possibly drilling. Our wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V., entered into the purchase option contract with Minera de Suaqui Grande, S. de R.L. de C.V. The contract provides for option payments of $1,000 upon signing, $99,000 on March 13, 2010, and $125,000 on March 13, 2011. The last payment of $1,307,000 is due March 13, 2012, and would complete the purchase. In connection with the acquisition, we agreed to issue 117,000 restricted shares of common stock to Minera de Suaqui Grande, S. de R.L. de C.V. under the terms of a consulting agreement, and agreed to pay creditors $11,150 in cash and 17,400 shares of restricted common stock valued at $19,836. We also agreed to pay finder’s fees of $15,000 in cash and 25,000 shares of restricted common stock valued at $28,500, and to match option and purchase payments when they become due by payments either in cash or in restricted common stock. We are not required to pay a production royalty under the agreements.

Competitive Business Conditions

          Many companies are engaged in the exploration and development of mineral properties. We are at a disadvantage with respect to those competitors whose technical staff and financial resources exceed our own. Our lack of revenues and limited financial resources further hinder our ability to acquire and develop mineral interests.

Government Regulations and Permits

          In connection with mining, milling and exploration activities, we are subject to extensive federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

          At the Summit mine and Banner mill, we are continuing permitting activities as construction and development progress. On October 2, 2009 we received a Permit to Construct and Operate the Banner Mill Tailings Dam from the NM Office of the State Engineer (OSE). This permit specifies conditions under which we may proceed to construct a tailings disposal impoundment and commence discharge of mill tailings.

          Concurrent with the tailings disposal permit, New Mexico requires a Discharge Permit from the NM Environmental Department and a Reclamation Permit from Mining and Minerals Division under the NM Mining Act of 1993. Application for both of these permits have been made, ruled administratively complete and financial assurance for future reclamation has been established. The respective agencies have informed us they are proceeding to issue the Discharge and Reclamation permits.

          Safety of our employees is regulated by the Mine Safety and Health Administration (MSHA), a federal agency, and by the NM Office of the State Mine Inspector. We are continuing development of the Summit underground mine, and regulation require secondary escape routes, exhaust ventilation, wireless communications, and underground refuge and emergency rescue capabilities. Work on these issues is underway and is being coordinated with the regulatory agencies.

          With respect to the permits required for the Summit project mentioned above, as well as permits for the Ortiz project and for our other projects, we may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties could be adversely affected. See Item IA. “Risk Factors” for more information.

Employees

          We currently have 32 full-time employees, including our executive officer, head office support staff and Lordsburg management and operating personnel. We also engage consultants and independent contractors in connection with financial accounting, construction, and exploration and development of our mining properties.

Office Facilities

          Our corporate offices are located in Albuquerque, New Mexico. We lease offices at 1128 Pennsylvania NE, Suite 200, Albuquerque, New Mexico 87110, totaling approximately 2,300 square feet. We believe this space is adequate for our needs for the foreseeable future.

ITEM 1A. RISK FACTORS

          This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward looking statements that may be materially affected by numerous risk factors, including those summarized below:

Risk Factors Related to Our Business and Operations

          We are dependent upon production of precious metals and industrial minerals from a limited number of properties, have incurred substantial losses since our inception in 1991, and may never be profitable.

          Since our inception in 1991, we have not been profitable. As of June 30, 2009, our total accumulated (deficit) was approximately $(53.0) million. To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators. It could be years before we receive any revenues from industrial mineral or precious metals production. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

          We ceased mining operations at our Black Canyon mica property in 2002 after unsuccessful attempts to begin profitable operations. We have established only limited probable reserves at our Summit silver-gold property, and have not established proven or probable reserves at our Ortiz gold property or at our Planet micaceous iron property. If we are unable to economically produce silver or gold from our Summit or Ortiz properties, we will be forced to identify and invest substantial sums in one or more additional properties. Such properties may not be available to us on favorable terms or at all. Because of the numerous risks and uncertainties associated with exploration and development of mining properties, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

           The potential for profitability of gold and silver mining operations at our Summit silver-gold property and at our Ortiz gold property and the values of these properties are directly related to the market prices of gold and silver. The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold or silver at any time during future development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has progressively increased from $410 per ounce to $872 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2004-2008
2004	2005	2006	2007	2008
$ 410	$445	$603	$695	$872

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

          The reserve estimations at our Summit property are imprecise.

          Although we have relied on expert independent consultants to calculate the reserve estimations disclosed in our reports, such estimations are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling. If the Summit mining operation were to encounter mineralization or geologic conditions different from those predicted, reserve estimations might have to be adjusted and mining plans altered. Changes to the planned operations could adversely affect forecast costs and profitability.

          The future prices of mica and feldspathic sand are uncertain.

          According to published information, mica prices have varied over the past several years, and the outlook for future mica prices is unclear. Manufactured sand prices in the Phoenix area generally have fluctuated over the past several years, with demand driven by the state of the housing, construction, and recreational markets. There are numerous factors beyond our control that could affect markets for both mica and feldspathic sand. No assurance can be given as to future prices or demand for products, if any, that could be produced from our Black Canyon mica project. Any decline in prices could have a material adverse effect on project economics.

          Titles to unpatented claims can be uncertain, and we are at risk of loss of ownership of our Black Canyon mica property and a portion of our Summit and Lordsburg properties.

          Our property holdings at the Black Canyon mica property and a portion of our holdings at our Summit and Lordsburg properties consist of unpatented mining claims and unpatented mill site claims located on public land and held pursuant to the General Mining Law of 1872. The validity of such unpatented mining claims may be subject to title defects and may be contested. Because a substantial portion of all mineral exploration, development and mining in the United States occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. Although we believe that our claims are in good standing and held according to industry practice, we remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges as to whether a discovery of a valuable mineral exists on every claim.

          In recent years the United States Congress has considered amendments to the General Mining Law of 1872, some of which would lower the value of unpatented mining claims by restricting activities and imposing additional user fees or production royalties. If enacted, these legislative changes could have an adverse impact on our operations.

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

  economically insufficient mineralized materials;
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

          All phases of our operations will be subject to federal, state and local environmental regulations. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the Black Canyon mica property, the Summit silver-gold property, the Lordsburg property, the Ortiz gold property, and the Planet micaceous iron oxide property and on properties in which we may hold interests in the future that are unknown to us at the present. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

          We are highly dependent on seven persons, namely Mr. Olson, our chairman; Mr. Pierce Carson, our president and chief executive officer and principal financial officer; Mr. Martinez, our controller; Mr. Ryan Carson, manager of legal affairs; Mr. Moore, general manager of our Summit project; Mr. Freeman, senior consultant; and Mr. Lowery, mill superintendent. We rely heavily on these seven individuals for the conduct of our business, and the loss of any of them could significantly and adversely affect our business. In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us. We have no life insurance on the life of any officer.

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

          Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 77,000 shares per day. As a result, the sale of a significant amount of common stock by selling shareholders may depress the price of our common stock and the price of our common stock may decline.

          Completion of one or more new acquisitions could result in the issuance of a significant amount of additional common stock, which may depress the trading price of our common stock.

          Acquisition of one or more additional mineral properties, conceptually, could result in the issuance of a significant amount of common stock. Such issuance could depress the trading price of our common stock.

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

          Our executive officers and directors, together with our two largest shareholders, beneficially own approximately 40% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.      PROPERTIES

Summit Silver-Gold Project

          Overview

          In May 2006, for cash consideration of $1,300,000, we acquired all of the outstanding shares of the Lordsburg Mining Company (“Lordsburg Mining”), a New Mexico corporation, from Imagin Minerals Inc., a privately-held industrial minerals company. We own and operate Lordsburg Mining as a wholly-owned subsidiary. Lordsburg Mining’s primary assets are the underground Summit silver-gold mine and related property consisting of 117 acres of patented mining claims and 740 acres of unpatented mining claims in Grant County, southwestern New Mexico; and the Banner mill, including mineral processing equipment consisting of a crushing and screening plant, a ball mill and a 400 ton-per-day flotation plant, and related property consisting of approximately 1,500 acres of wholly owned and leased patented and unpatented mining claims, located approximately 57 miles south of the Summit mine near Lordsburg, Hidalgo County, New Mexico;

          Our strategic objective is to develop the Summit project. In April 2007, we received results of an engineering study that concluded the Summit deposit would form the basis of an economically viable underground mining operation. On the basis of the results of the study, we determined to proceed to secure the capital necessary for development, and in December 2007 arranged for financing of $13.5 million by way of a private placement of senior secured convertible debentures. Construction of the Banner mill and development of the Summit mine were initiated in Q1 2008, with an anticipated construction period of a minimum of 12 months. The Summit mine development is on-going. Construction of the Banner mill was completed in Q2 2009, except for the tailings dam and impoundment, for which on October 2, 2009 we received a conditional permit allowing construction to proceed. We estimate that construction of the tailings disposal impoundment will be completed in Q4 2009, following which we expect to be in a position to commence processing operations. We expect to achieve commercial production in 2010.

          The Summit mining and processing operation is planned to involve underground mining of mineralized material from the Summit property at a rate of 400 tons per day (120,000 tons per year) and trucking of the mined material 57 miles to the Banner mill site where metallurgical processing will take place. At the Banner site, processing will be accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. This concentrate is planned to be marketed to a smelter or to a third-party precious metals processing plant.

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

          The Banner mill site lies 57 miles to the south of the Summit property near the town of Lordsburg, Hidalgo County, New Mexico. Lordsburg is connected to Duncan, Arizona via US Highway 70. The Banner mill site is accessible from Lordsburg by a 4-mile paved road. Utilities on site include water and electric power. The Lordsburg area is well supported by transportation services including trucking and rail services, and by a wide range of fabrication, construction and other support services. The labor force required for the plant operation can be sourced locally.

Figure X.1
Claim Boundary Map

Summit Property
Lordsburg Mill Site Property
ARIZONA
NEW MEXICO
GREENLEE COUNTY
GRANT COUNTY
HIDALGO COUNTY
DUNCAN
Lordsburg
75
70
464
90
10
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

          In order to maintain our claims in good standing, for our patented mining claims we must pay annual property taxes to Grant and Hidalgo Counties, and for our unpatented mining claims we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Grant and Hidalgo Counties. We are current on property taxes related to our patented claims. Annual assessment and recording costs for our unpatented claims total approximately $10,500. We have paid the required fees for the 2009 and 2010 assessment years (September 1, 2008 through August 31, 2010).

          The Summit property is subject to underlying net smelter return royalties capped at $4,000,000 and to a net-proceeds interest on sales of unbeneficiated mineralized rock with an end price of $2,400,000. The Summit acquisition is subject to a property identification agreement between us and our President and Chief Executive Officer. See Item 13. “Certain Relationships and Related Transactions”.

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

          Exploration work estimated to have cost in excess of $8.0 million was carried out on the Summit silver-gold property from 1984-1992. This work included drilling totaling 104,700 feet on the Summit and adjacent structures, of which 78,000 feet was directed to the Summit structure. In 1984-85, Inspiration Mines Inc. reportedly spent about $1.5 million conducting underground development, shallow core drilling and sampling and mapping. In 1988-89, Novagold Resources Inc. reportedly expended approximately $2 million in surface and airborne geophysical surveys, underground mapping and sampling, and core drilling. Novagold’s drilling identified a significant block of mineralized material in the Summit vein. From 1989-1992, Biron Bay Resources Ltd., in joint venture with Novagold, conducted extensive exploration, drilled 88 core holes, and reportedly spent over $5.0 million extending and improving the level of confidence in the mineralized material at the Summit vein and in defining exploration potential in adjacent and outlying vein structures.

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

          Mineral Processing Equipment

          With the purchase of Lordsburg Mining in May 2006, we acquired an inactive 400 ton-per-day flotation plant, including ball mill and ancillary equipment. Subsequently, in June 2008, we purchased crushing, screening and conveying equipment. In order to utilize the flotation plant for mineral processing, we transported it from its previous location near Winston, Sierra County, New Mexico, refurbished it as necessary and erected it at the Banner mill site in Hidalgo County. In addition to the processing equipment acquired in 2006, we also acquired and installed other necessary equipment.

          Permits

          With the purchase of Lordsburg Mining in 2006, we acquired existing operating permits for the Summit property and the Banner mill site. The New Mexico Mining and Minerals Division issued these permits to Lordsburg Mining pursuant to the New Mexico Mining Act. When modified and revised as necessary, these and other permits for which we have applied or will apply could facilitate the commencement of mining at the Summit property and resumption of mineral processing operations at the Banner mill site.

          Permit No. GR001ME at the Summit mine allows operation of a “minimal impact mine”. As surface disturbance expands, it will be necessary to modify the permit and to post financial assurance for reclamation. Pursuant to the current permit, we have begun underground mining operations.

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

          CWG used an estimation of minable mineralized material for their study of 758,000 tons grading 10.28 ounces of silver per ton and 0.143 ounces of gold per ton in the main footwall zone. This estimation was adopted from a previous estimation carried out by St. Cloud Mining Co., and represents in-place, diluted, minable mineralization with a minimum six-foot horizontal width, based on results of assays from core holes and samples of underground workings. All high assay values were cut to 45.0 ounces of silver and 0.45 ounces of gold per ton. The CWG report was prepared in accordance with standards different than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves.

          The Summit mining and processing operation is planned to involve underground mining of mineralized material from the Summit property at a rate of 400 tons per day (120,000 tons per year) and trucking of the mined material 57 miles to the Banner mill site where metallurgical processing will take place. At the Banner site processing will be accomplished through conventional crushing, grinding and selective flotation to yield a high-grade bulk sulfide concentrate containing the recoverable precious metals. The concentrate will be marketed to one of the area’s copper smelters or to a third-party precious metals processing plant.

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

          At gold and silver prices of $500 and $10 respectively, CWG estimated Summit revenues over an initial seven-year mine life would total approximately $96 million, and pre-tax net income would total approximately $34 million. At higher gold and silver prices of $650 and $13 per ounce respectively, CWG estimated revenues would increase to approximately $130 million, pre-tax net income would exceed $70 million, and payback of capital would be achieved in 18 months after the commencement of production. The Company has $47.1 million in tax loss carry-forwards to shelter federal income tax otherwise payable. Direct operating costs, assuming that mine development and ore production would employ contract mining, were estimated as $76.65 per ton of ore milled. The total capital cost to bring the mine into production was estimated as $13.5 million, inclusive of mine development, mill construction, bonding requirements, and project management and working capital. CWG estimated the project could be developed and brought into production in a twelve-month time frame.

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

          Development Activities

          In December 2007 we arranged for the $13.5 million in capital necessary for project development. We began construction activities in Q1 2008 and estimated a minimum of 12 months would be required for construction and execution of the major elements of the mining and processing plan described above.

          At the Summit mine, a seven hundred foot long 12’ x 12’ decline ramp intersected the predicted ore body in February 2009. Since then, we have proceeded to drive two development headings in the ore zone structure, one an incline to the southeast planned to intersect old workings and to serve as a secondary escape and a source of additional ventilation, and the other a decline to the northwest toward additional ore bodies identified in previous drilling. The southeastern heading is expected to achieve its objectives in October 2009. The northwestern heading encountered the southern extensions of the predicted ore bodies in August 2009. Assays of the ore bodies show variable silver and gold values, with occasional very high grades encountered. Assay results when averaged are consistent with the reserve grades previously calculated for the Summit deposit (10.28 oz/ton silver and 0.143 oz/ton gold). Ore grade material is segregated at the mine and trucked to the Lordsburg mill site. Mining operations are proceeding on the basis of two 10-hour shifts five days a week.

          At the Banner mill, construction was essentially completed in Q2 2009, except for the tailings disposal impoundment. We experienced a delay in obtaining a permit necessary for construction of the tailings disposal impoundment, which must be constructed before processing operations can begin. On October 2, 2009 we obtained a conditional permit allowing us to begin construction of the tailings disposal impoundment. We estimate construction will be completed in Q4 2009, following which we will be in a position to commence processing operations and shake down of the mill. Ramp-up of mill throughput is planned to occur over a period of several months in conjunction with increased output from the Summit mine. We expect that the Summit project will achieve commercial production in 2010.

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

Figure X.2
Claim Boundary Map

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R07E
R08E
R09E
Cunningham Hill
Carache Canyon
Lukas Canyon
14
Golden
Ortiz Mine Grant
San Pedro Mountains
San Pedro
344
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
Cerrillos
Cedar Mountain
Cerro Chato
Ortiz Mountains
Captain Davis Mountain
Lone Mountain
Los Cobridros Mesa
El Punto
Dolores Gulch
Arroyo Viejo
Galisteo Creek
Arroyo Tuerto
Cañada de las Norrias
0 1 2 Miles
N

Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

          Mineral Title

          On August 1, 2004, we entered into an option and lease agreement with Ortiz Mines, Inc., a Missouri corporation, whereby we acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). We paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. Since February 1, 2006, we have paid annual lease payments of $71,184, $100,218, $126,891 and $148,040, the last payment satisfying the lease payment through January 31, 2010. The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the lease provides for annual lease payments that escalate per acre of ground we retain under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer. See Item 13. “ Certain Relationships and Related Transactions”.

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

          From 1972 through the early 1990’s, several companies operating under lease with Ortiz Mines, Inc. carried out exploration and pre-development activities in the western portion of the Grant. These companies included Conoco, Inc., LAC Minerals (USA), Inc. and the LAC-Pegasus Joint Venture. Expenditures by these groups are estimated to have exceeded $40 million. Drilling resulted in the identification of several deposits estimated to contain in the aggregate approximately 2.0 million ounces of gold.

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
GLENDALE
Agua Fria River
10
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

          In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $11,000. We have paid the required fees for the 2009 and 2010 assessment years (September 1, 2008 through August 31, 2010).

          Mining and Processing Facilities

          The Black Canyon project formerly consisted of two integrated operating facilities. The mine site west-southwest of Black Canyon City contains the mineralized material. The crusher, the concentrator and the feldspathic sand plant were located at the mine site. These facilities depended on diesel generators for power. Our plans called for mining to be carried out by conventional open pit methods. The mineralized material would be trucked from the pit and delivered to a nearby stockpile located adjacent to the crusher and concentrator. Mica flakes would be separated from the pegmatite host rock in a process that involves multi-stage crushing and screening to -3/16” size. Mica would be concentrated from the crushed material utilizing air classifiers. The resulting concentrate, containing 95% mica, would be trucked to the processing plant for further processing.

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

          In the area of the drilled mineralization, a concentration of pegmatite occurs as a dike swarm and as massive irregular bodies of pegmatite. An associated major structure, the Central Pit fault, appears to have created a zone of dilation that provided open space for intrusion of the pegmatite. Drilling has identified seven individual dikes that range from approximately 4 feet to over 20 feet in thickness. At the surface, massive pegmatite crops out over a width exceeding 50 feet.

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

          Estimation of Mineralized Material

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

          Mintec Inc., an independent geological engineering firm, analyzed our drilling and sampling results, designed the mining plan and calculated an estimation of mineralized material. In-place mineralized material for the pit design was calculated as 2,399,500 tons of material grading 7.54% mica and 1,527,200 tons of additional material grading 7.37% mica, for total mineralized material of 3,926,680 tons grading 7.48% mica, at a cutoff grade of 2.47% mica. Approximately 60% of the mica contained in this mineralized material is expected to be recoverable after losses due to mining and beneficiation.

          Mica

          Our mineralized material contains high quality muscovite or “white mica”. Mica is a mineral characterized by crystals that can be easily split into thin elastic sheets and is valued for its unique combination of chemical, physical, electrical, thermal and mechanical properties. Muscovite exhibits perfect cleavage, flexibility and elasticity, infusibility, low thermal and electrical conductivity, high dielectric strength, light weight, good insulating characteristics, and is stable when exposed to moisture, light and high temperatures. Because of these properties, muscovite has found widespread application in plastics, automotive coatings, cosmetics, paints, catalysis and composite formulations. We believe, once adequate financing is obtained, that the project has the potential to produce 10,000 tons (20 million pounds) annually of premium wet-ground mica. For the project to be successful, we would need to penetrate existing markets and to establish our own markets in plastics, cosmetics and ultra-micronized applications.

          We have had no mica sales since 2007, when sales totaled $7,201. Previously, we sold mica, on a limited basis, to customers in the plastics and cosmetics industries and for other specialized applications. In addition, other potential consumer conducted trial tests of our mica products. Our inventory was largely depleted in fiscal 2006.

          Feldspathic Sand

          Our feldspathic sand was produced as a by-product of mica concentration and was screened and sized for sale into the Phoenix construction and recreational markets. Products included golf course bunker sand and sand used in stucco, mortar and other specialized construction applications. Once joint venture financing is obtained, we believe the project could produce 180,000 tons of feldspathic sand products annually.

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

Planet Micaceous Iron Oxide (“MIO”) Project

          Overview

          The Planet property consists of thirty-one patented mining claims totaling 523 acres located in western Arizona. In September 2002, we leased the Planet property for its potential to produce micaceous iron oxide (“MIO”), and in June 2008 exercised our option to purchase the property. MIO is an uncommon flake-like form of crystalline hematite (Fe2O3) valued for the anti-corrosive properties it contributes to coatings formulated to protect structural steelwork.

          We believe the results of work to date indicate the Planet property contains a MIO deposit significant in grade and tonnage. The deposit appears to have characteristics favorable for the production of MIO from open pit mining. Preliminary metallurgical work suggests that with upgrading, a quality MIO product can be produced. For these reasons, we believe the project appears to exhibit potential for eventual production. As is characteristic of industrial mineral operations, marketing would play a critical role in the success of any new MIO operation. We plan to continue pre-feasibility assessment of the Planet project.

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
CALIFORNIA
River
ARIZONA
LA PAZ COUNTY
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

          In March 2007, we commenced an action in the Superior Court of the State of Arizona against New Planet Copper Mining Company, seeking to confirm that our lease remained in good standing. On June 5, 2008, we reached a settlement agreement and agreed to exercise our option to purchase the property. The purchase price of $250,000, as specified under the terms of the 2000 lease agreement, may be paid with interest over a term of four years. We paid an initial purchase payment of $50,000 in August 2008, and a payment of $69,650 in September 2009. There also is provision for a 5% royalty to be paid on any future production.

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

          Work Program

          Work we completed included recovery and surveying of the U. S. Bureau of Mines drill holes from 1942-1944; aerial photography and production of orthophotographs and topographic base maps; compilation of a comprehensive digital database and construction of a computerized block model incorporating all geological, geochemical and assay data; estimations of tonnage and grades of mineralized material containing iron oxide; design of conceptual open pits; preliminary metallurgical testing of MIO material; studies of MIO markets; and conduct of scoping studies to assess the project’s potential for production.

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

          Pilar Gold Project

          Overview

          In June 2009, we entered into a purchase option contract on the Pilar gold property consisting of two mineral exploitation concessions located 165 kilometers east-southeast of Hermosillo, State of Sonora, Mexico. We believe this exploration property shows promising potential for discovery of an economic gold deposit, based on previous drilling that returned encouraging gold intersections.

          Location and Access

          The Pilar property is accessible by paved highway two hours drive east and south of Hermosillo, the capital of State of Sonora, through the town of Suaqui Grande, and then five miles north by gravel road.

          Terrain in the region is hilly to locally mountainous, with up to 2,000 feet of local relief. Annual participation averages around 12 inches. Vegetation is sparse but varied as is typical of the Sonoran desert. The area is largely undeveloped and the land is utilized mainly for cattle grazing.

          Pilar is within a mineral belt that includes the La Colorado gold mine (260,000 ounces) to the west and the Mulatos gold mine (2.7 million ounces) to the north and east, in or near the Sierra Madre mountain complex. The Sonoran Province also holds the La Heradura gold mine, the largest gold mine in Mexico (owned by Penoles and Newmont); the San Francisco gold mine; and the Chanate gold mine.

          Mineral Title

          Minera Sandia S.A. de C.V., the Company’s wholly owned subsidiary, entered into the option purchase contract with Minera de Suaqui Grande, S. de R.L. de C.V. The Pilar property consists of the La Sonora and Guadalupana exploitation concessions, which cover 100 hectares (240 acres). The contract provides for option payments of $1,000 upon signing, $99,000 on March 13, 2010, and $125,000 on March 13, 2011. The last payment of $1,307,000 is due March 13, 2012, and would complete the purchase. In connection with the acquisition, we entered into a consulting agreement with Minera de Sauqui Grande, S. de R.L. de C.V. wherein we agreed to issue 117,000 restricted shares of common stock. We also entered into a finders agreement wherein we agreed to pay creditors $11,150 in cash and 17,400 in restricted common stock. We also agreed to pay finder’s fees of $15,000 in cash and 25,000 in restricted common stock, and to match option and purchase payments when they become due by payments either in cash or in restricted common stock. We are not required to pay a production royalty under the agreements.

          History of Mining and Exploration

           The Pilar property contains a few prospect pits and minor underground openings but has not produced any significant amount of gold or other metals.

          In 1996, some 6,000 meters of reverse circulation drilling is reported to have been carried out in two drilling programs by a junior Canadian exploration company, with the objective of testing geochemical gold anomalies. Summary results of the drilling programs were reported in press releases. Although the drilling results appear to have returned encouraging gold values, the property was relinquished.

          In 2008 the Pilar property was acquired by a private company controlled by an experienced geologist. A trenching, mapping and sampling program was carried out. The last 92 soil and rock samples collected by this group are reported to have averaged 1.2 grams/tonne gold.

          We visited the property in 2009 and carried out our own sampling program, with encouraging results.

          Geology and Mineralization

          Pilar is hosted in Cretaceous Tarahumara andesitic volcanics intruded by Tertiary granodiorite and cut by rhyolite dikes. The prime target for gold mineralization is associated with andesites and silicified rhyolites along a northwest trending ridge exhibiting 100-200 meters of local relief and extending 1,200 meters along strike and 625 meters in width. The ridge was trenched, sampled and drilled in 1996 by the junior Canadian company.

          The 1996 drilling was reported to show that gold is controlled by a number of steeply dipping structures. At least four structures were reported to carry potentially economic grades, with drill holes intersecting from 1 to 10 grams/tonne gold over widths ranging up to 20 meters. The best hole, an angle hole, was reported to have intersected 16.5 meters of high grade gold mineralization averaging 53.05 grams/tonne. Mineralization in that hole was described as beginning 45 meters below surface and was estimated to represent 15.5 meters true width across structure.

          The Pilar Gold Property appears to have potential for discovery of an economic near-surface gold deposit, with speculative unknown deeper potential. Processing might be by heap leaching or alternatively, if high enough grades are discovered, by milling of higher grade ores followed by CIL or CIP recovery.

          Work Program

          The next steps in our evaluation of the Pilar property will involve (1) cleaning out of existing trenches, followed by geological mapping and re-sampling, (2) compilation of existing information, including an attempt to recover geologic logs, assay data and other information from the 1996 drilling programs, (3) formulation of a geological model incorporating all data, with emphasis on structure and ore controls, (4) a geophysical survey to identify structural zones and distribution of sulfides, (5) delineation of drill targets, and (6) design and execution of a drilling program. A budget for the first year’s work is estimated to be on the order of $100,000.

Glossary

Alluvium	Unconsolidated gravel, sand, silt and clay deposited by streams.

Andesite	A common fine-grained continental lava containing sodium feldspar, no quartz and associated with mountain-making processes.

Argentite	Silver sulfide mineral, a common source of silver.

Argillization	Alteration of feldspars to form clay minerals, especially in wall rocks adjacent to mineral veins.

Azurite	Blue hydrous copper carbonate mineral formed in oxide zone of copper deposit.

Barite	Barium sulfate mineral, the main source of barium.

Bornite	Copper-iron sulfide mineral, an important source of copper.

Breccia	Rock composed of broken rock fragments, found in sedimentary or volcanic environments.

Calcite	Calcium carbonate mineral, the main constituent of limestone and marble.

Chalcopyrite	Copper-iron sulfide mineral, an important source of copper.

Diatreme	Volcanic pipe containing milled breccia that was formed by explosive gaseous venting and upward transport of material.

Dike	Tabular discordant intrusive rock.

Dip	Acute vertical angle that a rock surface makes with a horizontal plane. Direction of dip is always perpendicular to strike.

Electrum	Alloy of silver and gold.

Epithermal	Refers to hydrothermal mineral deposit formed within a few thousand feet of surface at relatively low temperature and pressure, commonly a vein.

Fault	A break in the rocks along which movement has occurred.

Feldspar	Common alumino-silicate mineral containing sodium, potassium and/or calcium, formed in igneous environment and constituting over 60% of the Earth’s crust.

Feldspathic sand	Sand containing feldspar and quartz.

Flotation	Metallurgical process that begins concentration of economic minerals from gangue.

Fluorite	Calcium fluoride mineral, also called fluorspar.

Galena	Lead sulfide mineral, the main source of lead.

Gangue	Valueless material accompanying economic minerals in a mineral deposit.

Garnet	Silicate mineral formed at high temperature and found in metamorphic rock and in skarn near the contact zone of igneous intrusive rocks.

Gneiss	Metamorphic rock exhibiting compositional banding formed at depth in a high temperature and pressure environment.

Granite	Common coarse-grained igneous rock composed of light colored minerals including quartz and feldspar.

Heap leaching

A process used for the recovery of precious metals and copper from low-grade ores. Crushed material is laid on an impervious pad and uniformly leached by the percolation of the leach liquor trickling through the beds by gravity to ponds. The metals are recovered by conventional methods from the solution.

Hematite	Iron (ferrous) oxide mineral.

Hydrothermal	Relating to or produced by extremely hot water.

Igneous	Refers to a rock or mineral that solidified from magma, i.e., molten material.

Lava	Rock formed as a result of cooling and solidification of magma (molten rock) poured out on the earth’s surface.

Malachite	Green hydrous copper carbonate mineral formed in the oxide zone of copper deposit.

Manto	Tabular or pipe-like mineral deposit formed by selective replacement commonly of limestone beds by mineralizing solutions introduced along faults.

Metamorphic	Refers to rock changed in texture and composition by high temperature and/or pressure deep beneath the surface.

Mica

Group of phyllosilicate minerals, common variety muscovite, with perfect basal (micaceous) cleavage yielding tough, elastic flakes and sheets; colorless, white, yellow, green, brown, or black; common in igneous, metamorphic, and sedimentary rocks.

Micaceous Iron Oxide (“MIO”)	Platy variety of specularite used in coatings to protect structural steelwork from corrosion.

Mineralized	Material added by hydrothermal solutions, principally in the form of mineral deposits. Often refers to the presence of a mineral of economic interest in the rock.

Molybdenite	Molydenum sulfide mineral, the main source of molybdenum

Monzonite	Coarse-grained igneous rock containing quartz and composed of approximately equal amounts of sodium and potassium feldspars.

Net Smelter Return	An interest in a mining property held by the vendor on the net revenues generated from the sale of metal produced from the mine.

Ore	Mineral of economic value that can be extracted profitably and legally.

Oxidation	The conversion of sulfide minerals to oxide minerals through weathering at or near the earth’s surface.

Paleozoic	The era of geologic time when fish, insects, amphibians, reptiles, and land plants first appeared, about 600 million to 230 million years ago.

Pegmatite	Very coarse-grained igneous rock containing quartz, feldspar and mica, usually found as irregular dikes, lenses or veins, esp. at the margins of granites.

Placer	Deposit of sand or gravel containing concentrations of valuable minerals, typically gold.

Plunge	The vertical angle between a horizontal plane and the line of maximum elongation of a linear geologic feature.

Porphyry	Igneous rock exhibiting a characteristic texture reflecting relatively large feldspar phenocrysts in a fine-grained groundmass.

Precambrian	All geologic time before the beginning of the Paleozoic. It encompasses about 90% of geologic time (…4600-590 million years ago).

Pyrite	Iron sulfide mineral.

Quaternary	A period of geologic time from about 2 million years ago until the present.

Schist	Metamorphic rock exhibiting strong cleavage due to alignment of fibrous or platy minerals.

Sericitization	Replacement of rock by sericitic muscovite due to hydrothermal activity.

Silicification	Introduction of or replacement by silica.

Skarn	Characteristic high-temperature calc-silicate mineral assemblage formed in calcareous rocks near the contact zone of igneous intrusion.

Sphalerite	Zinc sulfide mineral, the main source of zinc.

Specularite	Crystalline form of hematite.

Stratigraphy	The study of rock strata, especially of their distribution, deposition, and age.

Strike	Direction of line formed by intersection of a rock surface with a horizontal plane. Strike is always perpendicular to direction of dip.

Sulfide	A mineral compound containing sulfur but no oxygen.

Tailings	Waste product from ground ore.

Tertiary	The first period of the Cenozoic era during which mammals became dominant and modern plants evolved, 65 million to 1.6 million years ago.

Vein	A mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, commonly with associated replacement of the host rock; a mineral deposit of this form and origin.

Volcanism	Volcanic activity, including the eruption of lava and rock fragments and gas explosions.

Quartz	A silicate mineral composed of silicon and oxygen.

Quartzite	Metamorphic rock composed of quartz.

ITEM 3.      LEGAL PROCEEDINGS

          We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceedings are threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

          Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “SFEG.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Quarter ended	OTCBB
	(U.S. $)
2007	HIGH	LOW
09/30/07	$0.58	$0.24
12/31/07	$0.79	$0.40

2008	HIGH	LOW
3/31/08	$0.97	$0.63
6/30/08	0.92	0.63
9/30/08	0.87	0.56
12/31/08	$0.77	$0.54

2009	HIGH	LOW
3/31/09	$1.34	$0.60
6/30/09	$1.35	$1.00

Holders of Common Equity

          As of October 7, 2009, there were 83,723,208 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $1.30 and $1.25, respectively, and we had 779 holders of record of our common stock.

Penny Stock Rules

          Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

           Colonial Stock Transfer Co. is the transfer agent for our common stock. The principal office of Colonial Stock Transfer Co. is located at 66 Exchange Place, Salt Lake City, Utah 84111 and its telephone number is (801) 355-5740.

Dividend Policy

          We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales and Issuance of Common Stock

          On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued. On March 31, 2009, an officer exercised an option to purchase 4,000,000 shares of common stock at $0.10 per share on a cashless basis. Under the cashless basis exercise, 3,701,494 shares were issued. On April 17, 2009, a warrant holder exercised 25,000 warrants with an exercise price of $1.00 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 4,766 shares were issued. On June 9, 2009, an individual exercised an option to purchase 100,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 43,396 shares were issued. The aggregate amount of shares issued on a cashless basis during the year ended June 30, 2009 was 4,180,906.

          During the quarter ended March 31, 2009, a convertible debenture holder converted $380,625 of note principal into 380,625 shares of the Company’s common stock. On April 6, 2009, a convertible debenture holder converted $237,143 of note principal into 189,714 shares of the Company’s common stock. The aggregate value of debentures converted to stock was $617,768 during the year ended June 30 2009.

          On May 19, 2009, the Company issued 480,000 shares of the Company’s stock for services related to investor relations, including 380,000 shares issued to a shareholder who paid for expenses on the Company's behalf in prior years totalling 204,000. The shares were valued at $1.165 per share, the closing price on the date of grant. On June 15, 2009, the Company issued 42,400 shares of the Company’s stock for consulting services. The shares were valued at $1.14 per share, the closing price on the date of grant. The aggregate value of these transactions expensed to general and administrative expense was $403,536 during the year ended June 30, 2009, which includes $238,700 related to the shareholder capital contribution.

          On May 19, 2009, the Company issued 150,000 shares of the Company’s stock for services related to investor relations. The shares were valued at $1.165 per share, the closing price on the date of grant. On June 15, 2009, the Company issued 117,000 shares of the Company’s stock for consulting services. The shares were valued at $1.14 per share, the closing price on the date of grant. The aggregate value for both transactions of $308,130 was classified as deferred stock compensation on the date of issue. During the year ended June 30, 2009, general and administrative stock compensation expense of $26,986 was recognized relating to these transactions.

          On June 22, 2009, the Company issued 283,019 shares of the Company’s stock in a private placement. The shares were valued at $1.06 per share for total proceeds of $300,000. The Company also issued 141,510 warrants with a five year expiration date from the date of issue in connection with the private placement.

          On April 6, 2009, a convertible debenture holder converted $28,391 of accrued interest into 24,687 shares of the Company’s common stock. On April 30, 2009, a convertible debenture holder converted $22,875 of accrued interest into 19,891 shares of the Company’s stock. On June 30, 2009, a convertible debenture holder converted $974,360 of accrued interest into 974,360 shares of the Company’s stock. The aggregate amount of accrued interest converted totals $1,025,626, of which $890,400 was recorded as interest expense during the year ended June 30, 2009.

          On July 13, 2009, the Company granted a five (5) year option to purchase 200,000 shares of common stock to an employee under the 2007 Equity Incentive Plan. The option exercise price is $1.00 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant.

          On July 17, 2009, a director exercised options to purchase 1,150,000 shares of common stock as follows: 1,000,000 shares at $0.10 per share, 75,000 shares at $0.55 per share, and 75,000 shares at $0.60 per share. The total purchase price for the exercise of the options was $186,250. The director utilized proceeds from the Agreement to Sell Royalty dated May 19, 2009, discussed in NOTE 10 to the consolidated financial statements for the years ended June 30, 2009 and 2008. At that time the director also utilized the remaining $13,750 from the Agreement to Sell Royalty to purchase an additional 12,500 shares at $1.10 per share, the market closing price on July 17, 2009. Under the Agreement to Sell Royalty, the entire $200,000 has been utilized and no further amounts are due to the director under the agreement.

          On July 20, 2009, an individual exercised an option to purchase 20,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 8,991 shares were issued.

          On July 27, 2009, the Company issued 94,339 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 47,169 warrants with an exercise price of $1.06 per share and an expiration of 5 years.

          On August 6, 2009, the Company issued 100,000 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 50,000 warrants with an exercise price of $1.06 and an expiration of 5 years.

          On August 13, 2009, an individual exercised an option to purchase 20,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 8,679 shares were issued.

          On August 17, 2009, the Company issued 18,868 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 9,434 warrants with an exercise price of $1.06 per share and an expiration of 5 years.

          On August 25, 2009, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 4,286 shares were issued.

ITEM 6.      SELECTED FINANCIAL DATA

Not required.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in the Annual Report. See “Financial Statements”.

          Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Cautionary Statement On Forward-Looking Statements” appearing at the beginning of this Annual Report.

Overview

          We have received no substantial revenue from the production of gold or other metals since our inception, and historically have relied on equity and debt financings to finance our ongoing operations. Our operations generated a net (loss) of $(5,535,596) for the year ended June 30, 2009, and a net (loss) of $(4,423,592) for the year ended June 30, 2008. In order to fund operations in the fiscal years ended June 30, 2009 and 2008, we relied on proceeds from the sale of equipment aggregating $68,184 for the two years, private placement sales of convertible notes in October 2007 and February 2008 aggregating $687,143, proceeds from the exercise of Additional Investment Rights in January, April and June 2008 aggregating $643,614, the private placement sale in December 2007 of senior secured convertible debentures of $13,500,000, and in June 2009 the private placement sale of common stock of $300,000.

          The net proceeds of the private placement of senior secured convertible debentures completed in December 2007 were used primarily to fund the development of the Summit mine and processing facilities. The remainder of the proceeds of the 2009 and 2008 financings was utilized as general working capital.

          In September 2009, we entered into a sale agreement for a portion of our gold production from the Summit mine. The agreement provides for an upfront cash payment of $4.0 million and ongoing production payments equal to the lesser of $400 per ounce and the prevailing market price, for each ounce of gold delivered pursuant to the agreement. Under the agreement, we have a nine month option to increase the upfront cash payment by $1.0 million, to a total of $5.0 million. Proceeds will be used for on-going development of the Summit mine, completion of construction of the Banner mill processing facilities and working capital.

          The results of operations for the fiscal years ended June 30, 2009 and 2008 reflect under-capitalization of our Summit silver-gold project, which project requires additional funding to be able to achieve production and profitability. We expect results of operations similar to those in 2009 and 2008 to continue in the foreseeable future, and do not expect them to change significantly until such time as production commences at our Summit mine and/or additional capital and/or debt facilities are secured. There is significant uncertainty in our Summit estimates of both future costs and future revenues, and we may require additional capital resources to complete our plans.

          We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings in the future.

          We anticipate a need for at least $6.0 million over the next 12 months, and $9.5 million over the next 36 months in order to satisfy past commitments, pay corporate overhead costs, complete Summit development, and fund feasibility studies and exploration programs as discussed under the Liquidity and Capital Resources section of this report. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding can be secured on a basis acceptable to us.

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

          We have a total accumulated deficit of $(52,977,460) at June 30, 2009. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Results of Operations

Fiscal Year Ended June 30, 2009, Compared to Fiscal Year Ended June 30, 2008

          Sales

          Sales increased to $72,624 in fiscal 2009 from $-0- in fiscal 2008. Sales were generated from the limited sales of aggregate product which occurred in the third and fourth quarter of our current fiscal year.

          Exploration and Mining

          Exploration and mining costs increased in fiscal 2009 to $522,697 from $245,621 in fiscal 2008. This increase of $277,076 in fiscal 2009 is attributable to increased non-capitalized costs incurred on the Summit site and the Banner mill site. The increased costs resulted from increases on land leases of $9,371, leased equipment of $42,720, repairs and maintenance of $40,864, supplies and general operating costs of $92,023, insurance of $47,474, relocation costs of $80,027 and fuel of $16,370. These increases were offset by decreases consulting fees and related costs aggregating $50,659.

          In January 2008 upon completion of the engineering study for the Summit property, and placement of the financing of the projects, we deployed our plan for the development of the Summit mine and Banner mill near Lordsburg, New Mexico. Upon implementation of the projects, we started capitalizing all qualified costs into construction in process.

          General and Administrative

          General and administrative increased to $1,912,155 for the fiscal year 2009, from $1,504,380, for the fiscal year 2008, an increase of $407,775. The increase in the current fiscal year is mainly attributable to increases in rent expense of $7,472, compensation and payroll burden of $273,162, property taxes of $28,058, investor relations of $277,140, travel and entertainment of $15,413, financing costs of $139,454, vehicle operating costs of $39,377, and office operating costs of $31,002. These increases were mainly offset by decreases in the current fiscal year in non-recurring dismantling and relocation costs of the Black Canyon mica plant aggregating $282,335 and accounting and legal costs of $93,805.

          General and Administrative Stock Compensation

          General and administrative stock compensation increased to $944,049 for the current fiscal year 2009 from $216,413 for the comparative fiscal year ended 2008, an increase of $727,636. The increase is attributable to amortized costs associated with deferred stock compensation for an officer and another key employee aggregating $448,000, and amortized incentive stock options costs associated with options issued to numerous employees.

          Depreciation and Amortization

          Depreciation and amortization during the current fiscal year 2009 increased to $279,012 as compared to $4,554 for the comparable fiscal year 2008, an increase of $274,458. The increase is directly attributable to the deployment of the Summit mine project and Banner mill project and related capitalized equipment costs put into service aggregating approximately $2,100,000.

          Other Income and Expense

          Other income and (expense) for fiscal year 2009 were $(1,914,870) as compared to $(2,447,624) for fiscal 2008, a decrease of $532,754. The decrease in other expenses incurred in the current fiscal year is mainly attributable to decreases in expenses relating to interest of $799,514, of which $777,682 represents capitalized interest on our projects, loss on disposal of assets of $123,522, and increases income items relating to interest and miscellaneous income aggregating $107,855, and relief of debt of $66,905. These decreases were offset by increased expenses relating to accretion of discounts on notes payable of $336,569 and an increase in loss on derivative instruments liability of $241,938.

          Gain (loss) on Derivative Financial Instruments

          We recognized a loss on derivative instruments liability of $514,356 for fiscal year 2009, as compared to a loss of $272,418 for the prior fiscal comparable year 2008. The non-cash loss arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss in fiscal 2009 is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Liquidity and Capital Resources; Plan of Operation

          As of June 30, 2009, we had cash and cash equivalents of $509,846 as compared to $3,255,754 at June 30, 2008. As of June 30, 2009, we had a working capital deficit of 3,852,303, which is mainly attributable to the current portion of our derivative instrument liabilities of $2,643,500.

          On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of senior secured convertible debentures in the amount of $13,500,000. Proceeds from the debentures were used primarily for the development of the Summit project. The debentures were issued in accordance with a pre-determined funding schedule and the term of the debentures is 60 months. In fiscal 2008, we received advances aggregating $5,350,000 under the agreement, and in fiscal 2009 received advances aggregating $8,150,000, bringing the total received to $13,500,000.

          Effective June 30, 2009, we agreed with the investor to convert the aggregate accrued interest of $974,360 due June 30, 2009, under the convertible debentures, into 974,360 shares of the Company’s common stock. We also agreed that aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ending September 30, 2009 and December 31, 2009, shall be paid in shares of the Company’s common stock, to be valued at one dollar ($1.00) per share at the time of payment and issuance.

          In fiscal 2008, we completed the placement of Additional Investment Rights aggregating $643,614 with two institutional investors, and completed the sale of convertible notes totaling $687,143 to four accredited investors.

          In recent years we have not generated any significant revenues from operations and have incurred significant operating losses. At June 30, 2009, we have an accumulated (deficit) of $(52,977,460). Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of funds provided during our fiscal year 2009 was from the sale of convertible notes. We anticipate that our operations through fiscal 2010 will be funded from the balance of proceeds from these placements; sale of our securities; exercise of certain options and warrants; and/or through project related debt or equity financings or advanced sale of our products. While we believe we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          We have developed a plan to place the Company on an improved financial footing. Important elements of the plan include continued raising of interim funding to provide for deployment of operations on our various property sites, and development of our Summit property and commencement of production. During the quarter ended December 31, 2007, we secured a substantial portion of the funding necessary to place our Summit property into production. If we are able to secure additional required financing on acceptable terms, we believe we will be in a position to deploy our business plan and to achieve commercial production in 2010.

          We are continuing to seek funding to advance our business plan and strategies. We require funds to meet our corporate commitments, to complete Summit development, to continue feasibility studies on our mineral properties, to initiate exploration programs, and to arrange a joint venture for restart of our Black Canyon mica mine. We project the need for a minimum of $6.0 million over the next 12 months, and a minimum of $9.5 million working capital during the next 36 months, estimated as follows:

	Next 12 Months	Next 36 Months
Completion of Summit development	$4,000,000	$4,000,000
Exploration programs and feasibility studies	1,000,000	2,500,000
Corporate overhead and related expenses	1,000,000	3,000,000
Total funding requirements	$6,000,000	$9,500,000

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

Off-Balance Sheet Arrangements

          As of and subsequent to June 30, 2009, we have no off-balance sheet arrangements.

Critical Accounting Policies

          Our discussion and analysis of our consolidated financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined, as policies that management believes are the most important to the portrayal of our consolidated financial condition and results of operations. These policies may require us to make difficult, subjective or complex judgments, commonly about the effects of matters that are inherently uncertain.

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

          As of June 30, 2009, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property: $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management. A roll forward of our asset retirement obligation through June 30, 2009, is as follows:

Balance at June 30, 2007	$75,309
Accretion for the year ended June 30, 2008	5,000

Accretion for the year ended June 30, 2009	3,750
Balance, June 30, 2009	$84,059

          Additionally as of June 30, 2009, the Company maintained restricted assets of $230,716 held on deposit on behalf of the New Mexico Energy, Minerals and Natural Resources Department associated with reclamation costs for the Summit property.

          For each of these properties the amounts will be held until all conditions of the corresponding reclamation agreement have been fulfilled.

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

Recent Accounting Pronouncements

          In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS 168”). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 168 are effective for the Company’s interim and annual periods after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

          In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for the Company on June 1, 2009 and is required to be applied prospectively. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

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

          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on the Company’s consolidated results of operations, financial position or cash flows.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Information not required to be provided.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended
June 30, 2009 and 2008

SANTE FE GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Santa Fe Gold Corporation

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corporation as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corporation, as of June 30, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
October 1, 2009

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

ASSETS

	2009	2008
		(RESTATED)
CURRENT ASSETS:
Cash and cash equivalents	$509,846	$3,255,754
Interest receivable	-	1,424
Prepaid expenses and other current assets	150,251	101,103
Total Current Assets	660,097	3,358,281
MINERAL PROPERTIES	579,000	579,000

PROPERTY, PLANT AND EQUIPMENT, net	3,848,292	1,915,151
OTHER ASSETS:
Construction in progress	9,800,997	1,222,178
Idle equipment, net	1,258,500	1,311,500
Restricted cash	410,374	182,548
Deferred financing costs	214,043	275,197
Deposit	-	1,342
Total Other Assets	11,683,914	2,992,765
	$16,771,303	$8,845,197

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,245,303	$873,434
Accrued liabilities	383,352	96,172
Line of credit	-	11,400
Derivative instrument liabilities	2,643,500	2,884,189
Current portion of notes payable	74,430	50,000
Current portion of capital leases	130,806	-
Current portion of senior secured convertible notes payable, net of discount
of $8,027 and $491,603, respectively	10,192	10,925
Accrued interest payable	24,817	154,666
Total Current Liabilities	4,512,400	4,080,786
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of
$4,514,554 and $2,637,191, respectively, net of current portion	9,435,446	3,541,038
Derivative instrument liabilities	5,162,176	2,173,865
Notes payable, net of current portion	196,088	200,000
Capital leases, net of current portion	267,031	-
Asset retirement obligation	84,059	80,309
Total Liabilities	19,657,200	10,075,998
STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized;
82,316,112 and 75,473,510 shares issued and outstanding, respectively	164,632	150,948
Additional paid in capital	49,926,931	46,060,115
Accumulated (deficit)	(52,977,460)	(47,441,864)
Total Stockholders' (Deficit)	(2,885,897)	(1,230,801)
	$16,771,303	$8,845,197

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
		(RESTATED)

SALES	$72,624	$-

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	31,687	-
Exploration and mining costs	522,697	245,621
General and administrative	2,856,204	1,720,793
Depreciation and amortization	279,012	4,554
Accretion of asset retirement obligation	3,750	5,000
	3,693,350	1,975,968

(LOSS) FROM OPERATIONS	(3,620,726)	(1,975,968)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	(3,978)	(127,500)
Interest income	85,178	28,886
Miscellaneous income	62,718	11,155
Foreign currency translation gain (loss)	10,467	(2,998)
(Loss) on derivative instrument liabilities	(514,356)	(272,418)
Relief of debt	90,967	24,062
Accretion of discounts on notes payable	(1,429,000)	(1,092,431)
Interest expense	(216,866)	(1,016,380)
	(1,914,870)	(2,447,624)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,535,596)	(4,423,592)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(5,535,596)	$(4,423,592)

(Loss) per Share:
Basic and diluted	$(0.07)	$(0.06)

Weighted Average Common Shares Outstanding:
Basic and diluted	76,989,929	74,260,393

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, June 30, 2007 - Restated	71,082,286	$142,165	$42,912,662	$(43,018,272)	$36,555
Shares issued for senior secured notes payable principal conversion	945,420	1,890	943,530	-	945,420
Shares issued for senior secured notes payable interest conversion	2,745,804	5,493	971,673	-	977,166
Recognized deferred warrant compensation	-	-	17,692	-	17,692
Costs associated with issuance of options for services	-	-	198,721	-	198,721
Beneficial conversion feature on senior secured notes payable	-	-	849,737	-	849,737
Issuance of stock grants	700,000	1,400	(1,400)	-	-
Contribution to capital	-	-	167,500	-	167,500
Net (loss)	-	-	-	(4,423,592)	(4,423,592)

Balance, June 30, 2008 - Restated	75,473,510	150,948	46,060,115	(47,441,864)	(1,230,801)

Shares issued for senior secured notes payable principal conversion	570,339	1,140	616,628	-	617,768
Shares issued for senior secured notes payable interest conversion	1,018,938	2,038	1,023,588	-	1,025,626
Shares issued for services	789,400	1,578	605,958	-	607,536
Shares issued for cashless exercise of options	4,180,906	8,362	(8,362)	-	-
Shares issued for subscription agreements	283,019	566	299,434	-	300,000
Recognized deferred stock compensation	-		474,986	-	474,986
Costs associated with issuance of options	-		469,063	-	469,063
Beneficial conversion feature on senior secured notes payable	-		589,521	-	589,521
Reclassification of capital to shareholder loan	-	-	(204,000)	-	(204,000)
Net (loss)	-	-	-	(5,535,596)	(5,535,596)

Balance, June 30, 2009	82,316,112	$164,632	$49,926,931	$(52,977,460)	$(2,885,897)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,535,596)	$(4,423,592)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	279,012	4,554
Stock compensation	944,049	216,413
Stock issued for interest expense	890,400	948,389
Stock issued for services	403,536	-
Services paid by shareholder on behalf of Company	-	167,500
Accretion of discount on notes payable	1,429,000	1,092,431
Accretion of asset retirement obligation	3,750	5,000
Relief of debt	(90,967)	(24,062)
Foreign currency translation (gain) loss	(10,467)	2,998
Loss on derivative instrument liabilities	514,356	272,418
Loss on disposal of assets	3,978	127,500
Amortization of deferred financing costs	61,154	103,172
Net change in operating assets and liabilities:
Interest receivable	1,424	(1,424)
Prepaid expenses and other current assets	(47,806)	(3,258)
Deposits	-	1,341
Accounts payable and accrued liabilities	760,482	580,020
Accrued interest payable	5,377	154,666
Net Cash (Used in) Operating Activities	(388,318)	(775,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	(227,826)	(3,890)
Proceeds from disposal of assets	68,184	-
Purchase of property, plant and equipment	(2,433,639)	(716,432)
Construction in progress	(7,801,137)	(1,118,988)
Purchase of mineral property	-	(210,000)
Net Cash (Used in) Investing Activities	(10,394,418)	(2,049,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	8,150,000	6,680,757
Proceeds from issuance of stock	300,000	-
Payments on notes payable	(74,095)	-
Payments on capital leases	(82,907)	-
Payments on line of credit	(11,400)	(24,200)
Payments on convertible debenture notes	(244,770)	(945,411)
Capital contribution by shareholder	-	167,500
Deferred finance costs	-	(270,000)
Net Cash Provided by Financing Activities	8,036,828	5,441,146
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,745,908)	2,615,902
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,255,754	639,852
CASH AND CASH EQUIVALENTS, END OF YEAR	$509,846	$3,255,754

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Continued)

	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$95,573	$67,991
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$1,025,626	$28,777
Stock issued for conversion of senior secured convertible notes	$617,768	$945,420
Equipment purchased with note payable	$94,613	$-
Equipment purchased with capital leases	$480,744	$-
Mineral property purchased with note payable	$-	$250,000
Stock grants issued	$-	$448,000
Capital contribution repaid in stock	$204,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

     In November 2002, the Company ceased crushing and concentration activities at its Black Canyon project due to economic constraints. Limited marketing and sales continued during 2003-2005 at its Glendale mica processing facility. The Company is continuing to seek a joint-venture partner to help finance and operate the project or to sell the project in its entirety.

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

     The Company is currently developing the Summit mine in Grant County and constructing processing facilities at the Banner mill site in Hidalgo County, and anticipates entering into the production stage in 2010.

     In June 2009, the Company formed a wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, in order to conduct business and enter into contracts within the country of Mexico. On June 13, 2009, Minera Sandia S.A. de C.V, entered into an option purchase contract on the Pilar Gold Property consisting of two mineral exploitation concessions covering 240 acres located 165 kilometers east-southeast of Hermosillo, State of Sonora, Mexico. The option contract provides for option payments of $1,000 upon signing, $99,000 on March 13, 2010, and $125,000 on March 13, 2011. The final payment of $1,307,000 is due March 13, 2012, and would complete the purchase. In connection with the acquisition, the Company has also agreed to issue 117,000 restricted shares of its common stock and within 60 days to pay creditors $11,150 in cash and 17,400 in restricted common stock valued at $19,836. The Company has also agreed to pay finder’s fees of $15,000 in cash and 25,000 in restricted common stock valued at $28,500, and to match option and purchase payments when they become due by payments in either cash or in restricted common stock. The Company is not required to pay any residual royalty payments under the agreements.

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

     The Company has incurred a net loss of $(5,535,596) for the fiscal year ended June 30, 2009, and has a total accumulated deficit of $(52,977,460) and a working capital deficit of $(3,852,303) at June 30, 2009. In addition, the Company has no significant revenue-generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses. However, the Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. The Company anticipates entering into the production stage during 2010 at the Summit Mine Project and deriving revenues from the sale of precious metals.

     The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Minera Sandia, S.A. de C.V., a Mexican corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Property, Plant and Equipment

     Land, buildings, plant and vehicles are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Property and equipment consists of land, mining equipment and buildings, which are recorded at cost. Depreciation is taken over the estimated useful lives of the assets, which may be limited to correspond with the life of the mine. Buildings are depreciated using the straight-line method over a period not to extend beyond 2016, the current estimated useful life of the mine. Equipment is also depreciated using the straight-line method over estimated useful lives of 2 to 7 years. Autos are depreciated using the straight-line method over the estimated useful life of 5 years.

     As of June 30, 2007, the Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,541,500. During the year ended June 30, 2008, the Company transferred idle equipment at an appraisal value of $105,000 to the Banner mill site and upon the dismantling of the Black Canyon mica site, wrote off idle equipment aggregating a net book value of $125,000. During the year ended June 30, 2009, the Company sold related equipment with an appraised value of $53,000 for $45,000 in cash, realizing a loss on disposition of $8,000. The remaining balance of this equipment has been classified as idle equipment.

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

Reclamation Costs

     The Company accounts for reclamation costs under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, the Statement requires that retirement obligations be recognized when they are incurred and displayed as liabilities with the initial measurement being at the present value of estimated third party costs. In addition, the asset retirement cost is capitalized as part of the assets’ carrying value and subsequently allocated to expense over the assets’ useful lives. The Company reviews the amount of the asset retirement obligation on an annual basis. The asset retirement obligation is associated with the Mica project and consists of reclamation of disturbed property. The Company estimates the costs will not exceed the amounts accrued.

     The Company’s asset retirement obligation through June 30, 2009, is as follows:

Balance at June 30, 2007	$75,309
Accretion expense for the year ended June 30, 2008	5,000
Balance at June 30, 2008	80,309
Accretion expense for the year ended June 30, 2009	3,750
Balance at June 30, 2009	$84,059

Revenue Recognition

     The Company recognizes the sale of the product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collectibility is reasonably assured. The price received is based upon terms of the contract.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” ("FIN 48"). SFAS No. 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized. As of June 30, 2009 and June 30, 2008, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net (Loss) Per Share

     SFAS No. 128, "Earnings per Share," requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. During the years ended June 30, 2009 and 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding for diluted EPS because they would be anti-dilutive, thereby decreasing the net loss per common share.

Stock-Based Compensation

     In connection with terms of employment with the Company’s executives and employees, the Company issues options to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

     The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, “Share-based Payment“, whereby share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. The Company determines the option value on the date of grant using the Black-Scholes option pricing model. Stock-based compensation costs recognized for the years ended June 30, 2009 and 2008 amounted to $944,049 and $216,413, respectively.

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

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2009 and 2008, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures, notes payable, and capital leases approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

Restricted Cash

     Restricted cash of $410,374 is maintained in connection with requirements for reclamation of projects as well as weighmaster activities. As part of the reclamation deposits, the Company has restricted cash of $409,374, comprised of $50,000 held on deposit for the Arizona State Treasurer in a one-year automatically renewable short-term investment; $128,658 held as collateral against an irrevocable letter of credit of the same amount to the U.S. Bureau of Land Management (BLM); and $230,716 posted as a financial guarantee with the New Mexico Energy, Minerals and Natural Resources Department. The Company also maintains a certificate of deposit in the amount of $1,000 for the New Mexico Department of Agriculture in accordance with bonding requirements for a weighmaster.

Restatement and Reclassifications

     The June 30, 2008 financial statements have been restated to reflect the correction of an error for expenses paid by a shareholder on the Company’s behalf. The result of this correction was an increase in general and administrative expenses and net loss in the amount of $167,500 for the year ended June 30, 2008, and an increase in additional paid in capital and accumulated deficit of $204,000 at June 30, 2008. There was no effect on earnings per share. During the year ended June 30, 2009, the Company repaid the shareholder in full with the issuance of 380,000 shares of restricted common stock and a fair market value of $442,700. The difference between the value of stock issued and amounts expensed for the transactions in prior years totaling $238,700 was expensed to investor relations during the year ended June 30, 2009.

     Certain items in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

      In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS 168”). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 168 are effective for the Company’s interim and annual periods after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

     In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. The Company adopted the provisions of SFAS 165 effective June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company's financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – MINERAL PROPERTIES

     Mineral properties were comprised of acquisition costs related to the properties in New Mexico and Arizona, as shown below as of June 30, 2009 and 2008:

	2009	2008
Summit property, Grant County, NM	$119,000	$119,000
Banner property, Hidalgo County, NM	210,000	210,000
New Planet property, La Paz County, AZ	250,000	250,000
	$579,000	$579,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2009 and 2008:

	2009	2008
Leasehold improvements	$1,645	$1,645
Office furniture and equipment	37,779	13,844
Land	163,000	163,000
Mine processing equipment and buildings	3,668,876	1,722,458
Automotive	179,164	35,868
Software	87,848	-
	4,138,312	1,936,815
Less: Accumulated depreciation	(290,020)	(21,664)
	$3,848,292	$1,915,151

     Depreciation expense for the years ended June 30, 2009 and 2008 was $279,012 and $4,554, respectively.

     The Company is in the process of constructing the Banner mill operation near Lordsburg, New Mexico. The Company is also in the process of completing the site developments at the Summit mine in Grant County and in preparation of production in 2010. The estimated cost of the total project is $13,500,000.

     Construction in progress consists of the following at June 30, 2009 and 2008:

	2009	2008
Construction in Progress	$8,928,125	$1,126,988
Capitalized Interest Expense	872,872	95,190
	$9,800,997	$1,222,178

     The following table shows the carrying value of equipment, which was idle at June 30, 2009 and 2008. The carrying value is based upon a third party appraisal obtained as of the year ended June 30, 2007:

	2009	2008
Mica processing equipment	$1,651,339	$1,669,339
Black Canyon mine equipment	2,192,090	2,227,090
	3,843,429	3,896,429
Less: Allowance for impairment and depreciation	(2,584,929)	(2,584,929)
	$1,258,500	$1,311,500

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

     On March 20, 2006, the Company completed a private placement of senior secured convertible notes, additional investment rights and warrants to institutional investors for an aggregate purchase price of $2,500,000. These notes were evaluated using Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”)” and it was determined that the warrants, embedded conversion and interest components and additional investment rights should be accounted for as derivative instrument liabilities. Accordingly, they are to be marked to market each reporting period, with the corresponding non-cash gain or loss reflected in the Company’s current period statement of operations.`

     On September 6, 2006, the Company amended the terms of the private placement of the senior secured convertible notes that were issued on March 20, 2006. The common stock warrants and additional investment rights held by the investors were also amended. In connection with the amendment, the investors agreed to purchase in the aggregate an additional $1,000,000 of notes under the amended terms, bringing the total outstanding principal, including interest and liquidated damages, due under the notes to $3,781,662. This principal amount plus interest was repaid in full in December 2007.

     On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 20, 2006 and September 6, 2006. Under terms of this Amendment 2, the date by which the Company was required to file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007

(filed March 23, 2007), and the date by which such registration statement was required to be declared effective, was extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital, from the authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The Company uses the Black-Scholes option pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair value of the derivative instruments liability for these warrants at the time of issuance was determined to be $1,773,013 with the following assumptions: (1) risk free interest rate of 4.67%, (2) remaining contractual life of 5 years, (3) expected stock price volatility of 116%, and (4) expected dividend yield of zero.

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

     On December 21, 2007, the Company entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture are to be issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010, to December 31, 2014. On December 27, 2007, the Company received the initial advance under the agreement of $350,000 and issued 175,000 warrants relating to the advance.

     The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance in the October 2007, and December 2007, transactions was determined to be $163,627 with the following assumptions: (1) risk free interest rate of 3.50% to 4.05%, (2) remaining contractual life of 5 and 7 years, (3) expected stock price volatility of 114% to 118%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

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

     The fair value of the derivative instruments liability for these warrants and embedded convertible options issued under the placements at the time of issuance in the January 2008, and February 2008, transactions was determined to be

$771,323 with the following assumptions: (1) risk free interest rate of 2.46% to 3.3%, (2) remaining contractual life of 1.5 and 7 years, (3) expected stock price volatility of 112% to 113%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

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

     The fair value of the derivative instruments liability for these warrants and embedded convertible options issued under the placements at the time of issuance in the April 2008 and June 2008 transactions was determined to be $1,447,716 with the following assumptions: (1) risk free interest rate of 2.29% to 3.28%, (2) remaining contractual life of 1.42 to 6.72 years, (3) expected stock price volatility of 106% to 107%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

     On July 15, 2008, under the terms of 7% Senior Secured Convertible Debenture dated December 21, 2007, the Company received the fourth advance under the agreement of $3,500,000 and issued 1,750,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $1,184,521 with the following assumptions: (1) risk free interest rate of 3.43%, (2) an expected life of 6.5 years, (3) expected stock price volatility of 104%, and (4) expected dividend yield of zero.

     The convertible debenture was determined to have a beneficial conversion feature of $589,521 based upon the effective computed conversion price, which was charged to the note discount and credited to Additional Paid in Capital. The beneficial conversion feature in conjunction with the derivative instruments liability for the warrants resulted in an aggregated note discount of $1,774,042.

     On October 15, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007; the Company received the fifth advance under the agreement for $3,500,000 and issued 1,750,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $811,917 with the following assumptions: (1) risk free interest rate of 2.98%, (2) an expected life of 6.2 years, (3) expected stock price volatility of 92%, and (4) expected dividend yield of zero.

     On December 22, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007; the Company received the sixth and final advance under the agreement for $1,150,000 and issued 575,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $236,828 with the following assumptions: (1) risk free interest rate of 1.55%, (2) an expected life of 6.0 years, (3) expected stock price volatility of 89%, and (4) expected dividend yield of zero.

     The fair market value of the derivative instruments liability at June 30, 2008, was determined to be $5,058,054 with the following assumptions: (1) risk free interest rate of 1.90% to 3.61%, (2) remaining contractual life between 0 .19 to 6.50 years, (3) expected stock price volatility of 104%, and (4) expected dividend yield of zero. The fair value of the derivative instruments liability at June 30, 2009, was determined to be $7,805,676 with the following assumptions: (1) risk free interest rate of 0.19% to 2.54%, (2) remaining contractual life between 0.42 to 5.51 years, (3) expected stock price volatility of 89%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the year ended June 30, 2009, of $(514,356) and a corresponding increase in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through June 30, 2009, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2008	June 30, 2009	June 30, 2009
Convertible Debentures:
Compound Embedded Derivatives	$236,662	$4,907	$231,755
Additional Investment Rights	204,471	-	204,471
Purchase Agreement Warrants	3,337,285	6,543,873	(3,206,588)
Amendment 2 Warrants	1,279,636	1,256,896	22,740
Totals	$5,058,054	$7,805,676	(2,747,622)

Amount allocated to convertible note discounts at transaction inception:			2,233,266
			$(514,356)

The derivative liability is comprised of the following as of June 30, 2009:

	2009	2008
Current portion of derivative liability	$2,643,500	$2,884,189
Long-term portion of derivative liability	5,162,176	2,173,865
	$7,805,676	$5,058,054

NOTE 6 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE AND DEBENTURES

Senior Secured Convertible Notes

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

     During the period July 1, 2007 to December 31, 2007, the Company paid on those senior secured convertible notes dated March 20, 2006 and subsequently amended on September 6, 2006, principal installments aggregating $1,890,831, with the issuance of 945,420 shares of the Company’s common stock at a value of $945,420 and cash payments of $945,406. Interest payments aggregating $988,507 were paid with the issuance of 2,745,804 shares of the Company’s common stock and cash aggregating $11,341. All principal and interest amounts due under the note and amendment were paid in full as of December 2007.

Convertible Senior Subordinated Notes

     On October 30, 2007, the Company completed the placement of 10% Convertible Senior Subordinated Notes of $450,000. The notes were placed with three accredited investors for $150,000 each. The notes have a term of 60 months, and at such time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest will accrue for 18 months from the date of closing. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days. On April 30, 2009, a convertible senior subordinated note holder converted accrued interest of $22,875 into 19,891 shares of the Company’s stock.

     In connection with the October 30, 2007, placement, on February 1, 2008, the Company received an additional $237,143 from an accredited investor and issued a note and related warrants under the same terms and conditions. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. On April 6, 2009, the investor converted $237,143 of principle and $28,391 of accrued interest into 214,401 shares of the Company’s stock. All principle and accrued interest amounts due under the note are paid in full.

Senior Secured Convertible Debenture

     On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture will be issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements during 2008. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company paid an account management fee of 2% ($270,000) in connection with the transaction in January 2008, after the second advance under the agreement was received. As of June 30, 2009, the Company has received total advances under the agreement of $13,500,000, and the Company has issued an aggregate of 6,750,000 warrants under the debenture advances.

     On June 30, 2009, the Company entered into Amendment 2 on the Senior Secured Convertible Debenture dated December 21, 2007. Pursuant to the amendment, all the accrued interest on the debentures due June 30, 2009, in the collective aggregate amount of $974,360, is automatically converted into 974,360 shares of the Company’s common stock to be effective as of June 30, 2009. Additionally, the aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ending September 30, 2009 and December 31, 2009, shall be paid in shares of the Company’s common stock, to be valued at $1.00 per share at the time of payment and issuance. The amendment also provides that on March 31, 2010, the note holder shall have the option to make a six-month election, by providing written notice of its election thirty days prior to March 31, 2010, to have the March 31, 2010 and June 30, 2010 quarterly interest payments paid in shares of the Company’s common stock. Commencing September 30, 2010, the note holder shall have the option to make an annual election, by providing 30 days prior written notice of its election, to have the subsequent four quarterly interest payments paid in shares of the Company’s common stock. Valuation of the common stock shall be based upon the Market Price of the stock for the 30 trading days immediately preceding the payment due date.

     On January 9, 2008, January 10, 2008, April 30, 2008 and June 2, 2008 the Company completed the placement of Additional Investment Rights aggregating $643,614 with two institutional investors. The notes have a term of 17 months and bear interest at 7% per annum. In connection with the transaction, the Company issued a five year warrant for each $2.00 invested, each warrant giving the note holder the right to purchase common stock at a price of $1.00 per share. An aggregate of 321,807 warrants were issued under the notes. The Company can pay principal and accrued interest in cash or, at the Company’s option, in shares of common stock. If the Company elects to pay principal and interest in shares of common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the ten (10) lowest daily volume weighted average prices of the Company’s common stock during the twenty (20) trading days immediately preceding the date of payment. At the option of each holder of the convertible notes, the principal amount outstanding under the notes is convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $1.00 per share. All principle and interest amounts due under the note dated January 10, 2008 have been paid in full as of the year ended June 30, 2009. Additionally during February and March 2009, a convertible debenture holder converted $380,625 of note principal into 380,625 shares of the Company’s common stock, resulting in all principle amounts due under the notes dated January 9, 2008 and April 30, 2009 being paid in full.

     The components of the senior secured convertible notes payable are as follows as of June 30, 2009:

	Principal	Unamortized
	Amount	Discount	Net

Current portion of long-term debt	$18,219	$(8,027)	$10,192
Long-term portion, net of current	13,950,000	(4,514,554)	9,435,446

	$13,968,219	$(4,522,581)	$9,445,638

     Aggregate yearly maturities of long term debt based upon payment terms at June 30, 2009, are as follows:

2009	$18,219
2010	-
2011	-
2012	13,950,000
Subtotal	13,968,219
Less: unamortized original discount	(4,522,581)
$9,445,638

     As of June 30, 2009, accrued interest payable on the senior secured convertible notes aggregated $6,734.

NOTE 7 – NOTES PAYABLE

     On June 5, 2008, the Company agreed to exercise the option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. The Company originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. The Company agreed to exercise the purchase option in connection with settlement of an action the Company commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price was $250,000. The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The original provisions of the note called for a $50,000 payment at the signing of the note, which occurred in August 2008, and four subsequent principal payments of $50,000 plus interest due each anniversary date of the agreement. In August 2009, the amortization schedule of the note was amended to reflect four equal annual payments of principle and interest of $63,094. The due date for the first annual payment was extended with the interest rate increased to 20% per annum during the extension period. The Company has also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. Under the new amortization schedule, $43,094 is recorded as current and $156,906 is recorded as non-current. All other provisions of the original agreement remain unchanged including the provision for a 5% royalty to be paid on any future production from the property.

     On July 25, 2008, the Company entered into an installment sales contract for $94,613 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 6.75%, with the equipment securing the loan. The carrying amount of the equipment at June 30, 2009 was $59,900.

     The following summarizes notes payable for the years ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Note payable for mineral property,
interest at 10%, payable in 4 annual installments
of $63,094, including interest through August 2012	$200,000	$250,000
Installment sales contract on equipment,
interest at 6.75%, payable in 36 monthly installments
of $2,911, including interest through September 2011	70,518	-
Total outstanding notes payable	270,518	250,000
Less: current maturities	(74,430)	(50,000)
Obligations of notes payable due after one year	$196,088	$200,000

     The aggregate maturities of notes payable for subsequent years is as follows:

Year ending June 30,
2010	$74,430
2011	80,808
2012	57,922
2013	57,358

Total Outstanding Notes Payable	$270,518

NOTE 8 – CAPITAL LEASES

     During the year ended June 30, 2009, the Company utilized capital leases for the purchase of equipment. Lease terms and interest rates for the equipment are 60 months at 6.25%, 36 months at 5.34%, and 36 months at 5.78% . The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over the lower of their related lease terms or their estimated productive lives.

     Minimum future lease payments under capital leases, as of June 30, 2009, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2010	$149,563
2011	149,563
2012	88,499
2013	43,041
2014	3,599

Total minimum lease payments	434,264

Amount representing interest	(36,427)

Present value of future minimum lease payments	397,837

Current portion of capital lease obligations	(130,806)

Obligations of capital leases due after one year	$267,031

     At June 30, 2009, the total amount of equipment and related accumulated depreciation purchased with capital leases is as follows:

Equipment	$576,061
Accumulated depreciation	(56,691)
Net equipment under capital leases	$519,370

NOTE 9 - LINE OF CREDIT

     In January 2003, the Company obtained an Equity Line of Credit (“ELOC”). The ELOC accrued interest at 24% per year and was due March 17, 2003. In April 2007, the Company settled the amount owed. As of the date of settlement, a balance of $73,145 plus accrued interest of $70,881 was owed and the Company recognized a relief of debt on the settlement aggregating $69,026.

     In April 2007, the Company negotiated a non-interest bearing settlement of $75,000 in connection with liabilities related to the ELOC, payable in an initial installment of $35,000 and monthly payments of $2,200 commencing in May 2007 until paid in full. The unpaid balance at June 30, 2008, was $11,400. The balance was paid in full at June 30, 2009.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Office and Real Property Leases

     On March 1, 2007, the Company entered into a lease for office space located in Albuquerque, New Mexico, for a period of three years.

     In September 2009, the Company retroactively renewed its lease for real property located in Glendale, Arizona for a period of one year.

     Future minimum lease payments under operating leases are $40,770 through June 30, 2010. Total rental expense was $51,492 and $44,020 for the years ended June 30, 2009 and 2008, respectively.

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

     On May 19, 2009, the Company entered into change of control agreements with two of its employees, the manager of legal affairs, who is also the son of the current president, and the Company controller. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

Property Identification Agreement

     On October 6, 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer, prior to his becoming an officer and director of the Company. Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver-gold project are two of the 24 properties identified and are subject to the property identification agreement.

Royalty Agreement

     The Company, in connection with a director’s contribution of capital in November 2006, granted the director a 25% net proceeds royalty interest in 67 unpatented mining claims located in Yavapai County, Arizona, toward an end settlement of $600,000.

     On May 19, 2009, the Company entered into an agreement with the director to purchase the royalty for $200,000. At the director’s discretion, the amount may be satisfied by the issuance of the Company’s common stock or as payment of the purchase price for the exercise of the director’s options. As of June 30, 2009, the entire $200,000 is recorded as a current liability.

New Planet Project Royalty Agreement

     Under the June 5, 2008, exercise of the option to purchase the Planet MIO property, as part of the agreement, the Company is obligated to pay a 5% royalty on any future production from the property.

Ortiz Gold Project

     On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007). On February 1, 2007, the Company paid the amount due of $100,218 through January 31, 2008. On January 25, 2008, the Company paid the amount due of $126,891 through January 2009. In February of 2009 the company paid the amount due of $148,040 through January 31, 2010. The lease provides for an initial term of seven years (12 years in certain circumstances), continuing year-to-year thereafter for so long as the Company is producing gold or other leased minerals in commercial quantities and otherwise is performing its obligations under the lease. Among other terms, the lease provides for annual lease payments that escalate per acre of ground the Company retains under lease; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to the property identification agreement between the Company and its President and Chief Executive Officer.

     The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due ($)	Maximum Due ($)

February 1, 2010	81,891	126,891
February 1, 2011	36,891	126,891
February 1, 2012	30,000	126,891
February 1, 2013	60,000	253,782
February 1, 2014 and forward	60,000	253,782

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

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

Issuances of Common Stock

     During the period July 1, 2007, to December 31, 2007, the Company paid on the senior secured convertible notes, principal installments aggregating $945,420 with the issuance of 945,420 shares of the Company’s common stock, and interest payments aggregating $977,166 with the issuance of 2,745,804 shares of the Company’s common stock.

     On June 25, 2008, the board of directors granted stock awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares were subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The shares were valued at $0.64 per share, the closing price on the date of the grants, and the aggregate value of $448,000 was capitalized as deferred stock compensation during the year ended June 30 2008. The shares vested on December 31, 2008, and the aggregate value of $448,000 was recognized as general and administrative compensation expense during the year ended June 30, 2009.

     On September 30, 2008, a director exercised an option to purchase 500,000 shares of common stock at $0.11 per share on a cashless basis. Under the cashless basis exercise, 431,250 shares were issued. On March 31, 2009, an officer exercised an option to purchase 4,000,000 shares of common stock at $0.10 per share on a cashless basis. Under the cashless basis exercise, 3,701,494 shares were issued. On April 17, 2009, a warrant holder exercised 25,000 warrants with an exercise price of $1.00 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 4,766 shares were issued. On June 9, 2009, an individual exercised an option to purchase 100,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 43,396 shares were issued. The aggregate amount of shares issued on a cashless basis during the year ended June 30, 2009 was 4,180,906.

     During the quarter ended March 31, 2009, a convertible debenture holder converted $380,625 of note principal into 380,625 shares of the Company’s common stock. On April 6, 2009, a convertible debenture holder converted $237,143 of note principal into 189,714 shares of the Company’s common stock. The aggregate value of debentures converted to stock was $617,768 during the year ended June 30 2009.

     On May 19, 2009, the Company issued 480,000 shares of the Company’s stock for services related to investor relations, including 380,000 shares issued to a shareholder who paid for expenses on the Company's behalf in prior years totalling 204,000. The shares were valued at $1.165 per share, the closing price on the date of grant. On June 15, 2009, the Company issued 42,400 shares of the Company’s stock for consulting services. The shares were valued at $1.14 per share, the closing price on the date of grant. The aggregate value of these transactions expensed to general and administrative expense was $403,536 during the year ended June 30, 2009, which includes $238,700 related to the shareholder capital contribution.

     On May 19, 2009, the Company issued 150,000 shares of the Company’s stock for services related to investor relations. The shares were valued at $1.165 per share, the closing price on the date of grant. On June 15, 2009, the Company issued 117,000 shares of the Company’s stock for consulting services. The shares were valued at $1.14 per share, the closing price on the date of grant. The aggregate value for both transactions of $308,130 was classified as deferred stock compensation on the date of issue. During the year ended June 30, 2009, general and administrative stock compensation expense of $26,986 was recognized relating to these transactions.

     On June 22, 2009, the Company issued 283,019 shares of the Company’s stock in a private placement. The shares were valued at $1.06 per share for total proceeds of $300,000.

     On April 6, 2009, a convertible debenture holder converted $28,391 of accrued interest into 24,687 shares of the Company’s common stock. On April 30, 2009, a convertible debenture holder converted $22,875 of accrued interest into 19,891 shares of the Company’s stock. On June 30, 2009, a convertible debenture holder converted $974,360 of accrued interest into 974,360 shares of the Company’s stock. The aggregate amount of accrued interest converted totals $1,025,626, of which $890,400 was recorded as interest expense during the year ended June 30, 2009.

Issuance of Warrants

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

     On June 22, 2009, in connection with a private placement for 283,019 shares of the Company’s common stock, the Company issued 141,510 five year warrants giving the holder the right to purchase common stock at $1.06 per share.

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

     On July 25, 2007, the Company granted a five (5) year option to purchase 100,000 shares of common stock to a director. The option exercise price is $0.46 per share, the closing price on the date of grant and the options have a vesting period of one year from the date of grant. The options were valued at $38,003 using the Black-Scholes option pricing model and will be expensed over the vesting period. The options were valued using a volatility of 115%, a risk free interest rate of 4.8%, an expected life of 5.0 years and zero quarterly dividends. During the year ended June 30, 2008, the $37,849 was recognized as general and administrative stock compensation expense.

     On December 13, 2007, the Board of Directors granted pursuant to the Company’s compensation policy pertaining to outside directors, five year options to purchase 75,000 shares of common stock to each of two directors, and also granted 100,000 five year options to an employee who is the son the President and Chief Executive Officer. The options are exercisable at $0.55, the closing price on the date of the grant and vest on June 30, 2008. The options were valued at $111,619 using the Black-Scholes option pricing model. The options were valued using a volatility of 113%, a risk free interest rate of 3.45%, an expected life of 5.0 years and zero. General and administrative stock compensation expense was recorded for the year ended June 30, 2008, amounting to $111,619.

     On June 25, 2008, the Board of Directors granted awards of 500,000 shares of restricted stock to an officer and 200,000 shares of restricted stock to an employee. The shares will vest on December 31, 2008, and are subject to forfeiture contingent on attainment of certain performance objectives related to construction of the Summit project. The stock grants were valued at $448,000 using the closing price on the date of the grant of $0.64 per share. The grant amount was recorded as deferred stock compensation at June, 30, 2008. General and administrative stock compensation expense of $448,000 was recognized for the year ended June 30, 2009.

     On December 3, 2008, the Company cancelled and re-issued several outstanding options to four employees. The new options grant each employee a five (5) year option to purchase 100,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. Each option was valued at $30,101 using the Black-Scholes option pricing model. The options were valued using a volatility of 80%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation aggregating $107,358 for the four employees was recorded during the year ended June 30, 2009. The following describes the options that were cancelled:

  On May 2, 2006, the Company granted a non-plan five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer, in connection with an employment agreement. The option exercise price is $1.24 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $50,971 using the Black-Scholes option pricing model. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of cancellation.

  On April 25, 2007, the Company granted non-plan a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer. The option exercise price is $0.74 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $30,505 using the Black-Scholes option pricing model and are expensed in the period granted. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of cancellation.

  On March 24, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.73 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The options were valued at $57,048 using the Black-Scholes option pricing model. On December 3, 2008 the options were cancelled and re- issued. The options were fully vested and amortized at the time of the cancellation. General and administrative stock compensation expense of $28,524 was recorded during the year ended June 30, 2009.

  On May 1, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.79 per share, the closing price on the date of grant. The options were valued at $61,724 using the Black-Scholes option pricing model. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of the cancellation. General and administrative stock compensation expense of $41,149 was recorded during the year ended June 30, 2009.

  On July 22, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $64,247 using the Black-Scholes option pricing model. The options were valued using a volatility of 104%, a risk free interest rate of 3.48%, an expected life of 5.0 years and zero quarterly dividends. On December 3, 2008, the options were cancelled and re- issued, with any further amortization of the options ceasing on that date. General and administrative stock compensation of $42,832 was recorded during the year ended June 30, 2009.

     On December 3, 2008, the Company granted a five (5) year option to twenty-three employees and two board members to purchase 830,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. The options were valued at $249,838 using the Black-Scholes option pricing model. The options were valued using a volatility of 80%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation of $238,688 was recorded during the year ended June 30, 2009.

     On May 19, 2009, the Company granted a five (5) year option to eight employees to purchase 120,000 shares of common stock at an option exercise price of $1.165 per share, the closing price on the date of grant, and the options will vest on December 31, 2009. The options were valued at $73,581 using the Black-Scholes option pricing model. The options were valued using a volatility of 84%, a risk free interest rate of 0.91%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation of $10,512 was recorded during the year ended June 30, 2009.

     In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2009 and 2008 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2007	9,600,000	$0.11	3,715,831	$1.12
Granted	550,000	$0.61	3,709,165	$1.02
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at June 30, 2008	10,150,000	$0.14	7,424,996	$1.02
Granted	1,450,000	$0.66	4,216,510	$1.00
Canceled	(610,000)	$0.75	---	---
Expired	---	---	---	---
Exercised	(4,600,000)	$0.11	(25,000)	$1.00
Outstanding at June 30, 2009	6,390,000	$0.22	11,616,506	$1.01

     Stock options and warrants outstanding and exercisable at June 30, 2009, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants

			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price

$0.10	1,000,000	1,000,000	0.06	$0.10	$1.00	4,375,137	4,375,137	2.54	$1.00

$0.11	4,000,000	4,000,000	4.28	$0.11	$1.00	6,750,000	-	5.51	$1.00

$0.46	100,000	100,000	1.84	$0.46	$1.06	141,510	141,510	4.98	$1.06

$0.55	250,000	250,000	2.82	$0.55	$1.25	274,858	274,858	3.44	$1.25

$0.60	920,000	920,000	4.43	$0.60	$1.58	75,001	75,001.20		$1.58

$1.165	120,000	-	4.89	$1.165		11,616,506	4,866,506

	6,390,000	6,270,000

Outstanding Options			3.56	$0.22	Outstanding Warrants			4.30	$1.01
Exercisable Options			3.54	$0.20	Exercisable Warrants			2.62	$1.02

NOTE 12 – PENSION PLAN

     During the year ended June 30, 2009, the Company adopted a 401(K) plan, which covers substantially all employees. Under the terms of the plan, the Company matches employee salary deferrals dollar for dollar up to a maximum of 5% of compensation. For the year ended June 30, 2009, the Company recorded $44,021 in expenses related to the plan.

NOTE 13 - INCOME TAXES

     The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net (loss) before taxes for the fiscal years ended June 30:

		2009		2008
Tax (expense) benefit at the federal
statutory rate		$1,951,463		$1,466,918
State tax (expense) benefit		315,678		296,533
Expiration of state operating losses		(544,184)		(541,596)
Change in state tax rate		(62,296)		---
Decrease (increase) in valuation allowance		(1,660,661)		(1,201,855)
Income tax expense	$	---	$	---

     The components of the deferred tax asset and deferred tax liability at June 30, 2009 are as follows:

Deferred Tax Asset
Federal net operating loss carry forwards		$16,030,392
State net operating loss carry forwards		1,011,997
Valuation allowance		(17,042,389)
Net deferred tax asset	$	---

     At June 30, 2009, the Company had net operating loss carry forwards for Arizona income tax purposes of approximately $6.6 million (2008- $14.4 million). These losses expire in varying amounts through June 30, 2012. At June 30, 2009, the Company had net operating loss carry forwards for New Mexico income tax purposes of approximately $10.0 million (2008- $4.3 million). These losses expire in varying amounts through June 30, 2014.

     At June 30, 2009, the Company had net operating loss carry forwards for federal income tax purposes of approximately $47.1 million (2008 - $41.4 million). These losses expire between June 30, 2019 and June 30, 2029.

NOTE 14 - RELIEF OF DEBT

     The Company recognized relief of debt totaling $90,967 from two separate events during the year ended June 30, 2009. In September of 2008, the Company negotiated a settlement with a government agency on outstanding amounts owed for property taxes and made a payment in cash to settle the account in full and recognized $48,872 as relief of debt. Separately, the Company wrote off $19,940 of notes payable and related accrued interest of $22,155 that extended beyond the Statute of Limitations for collectability. During the year ended June 30, 2008, the Company wrote off accounts payable resulting in relief of debt of $24,062.

NOTE 15 – SUBSEQUENT EVENTS

     On July 17, 2009, a director exercised options to purchase 1,150,000 shares of common stock as follows: 1,000,000 shares at $0.10 per share, 75,000 shares at $0.55 per share, and 75,000 shares at $0.60 per share. The total purchase price for the exercise of the options was $186,250. The director utilized proceeds from the Agreement to Sell Royalty dated May 19, 2009, discussed previously in NOTE 10. At that time the director also utilized the remaining $13,750 from the Agreement to Sell Royalty to purchase an additional 12,500 shares at $1.10 per share, the market closing price on July 17, 2009. Under the Agreement to Sell Royalty, the entire $200,000 has been utilized and no further amounts are due to the director under the agreement.

     On July 13, 2009, the Company granted a five (5) year option to purchase 200,000 shares of common stock to an employee under the 2007 Equity Incentive Plan. The option exercise price is $1.00 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant.

     On July 20, 2009, an individual exercised an option to purchase 20,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 8,991 shares were issued.

     On July 27, 2009, the Company issued 94,339 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 47,169 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The private placement was subject to a sales commission, and an additional 9,433 shares of common stock were issued as a commission on the transaction.

     On August 6, 2009, the Company issued 100,000 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 50,000 warrants with an exercise price of $1.06 and an expiration of 5 years.

     On August 13, 2009, an individual exercised an option to purchase 20,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 8,679 shares were issued.

     On August 17, 2009, the Company issued 18,868 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 9,434 warrants with an exercise price of $1.06 per share and an expiration of 5 years.

     On August 25, 2009, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 4,286 shares were issued.

     On September 11, 2009, the Company entered into a definitive gold sale agreement to sell a portion of the life-of-mine gold production, excluding silver produced, from the Summit silver-gold mine. Under the agreement, the Company will receive an upfront cash deposit of $4.0 million and ongoing production payments equal to the lesser of $400 per ounce and the prevailing market price, for each ounce of gold delivered pursuant to the agreement. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. The Company received an initial payment of $500,000 and on October 7, 2009 received the remaining $3,500,000 balance of the upfront cash deposit. The Company has the option, for the next nine months, to increase the size of the transaction by $1,000,000, to $5,000,000. If the Company exercises this option, the percentage of payable gold that the financing counter-party will be entitled to purchase will increase by 25%. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

     On September 23, 2009, the Company entered into a capital lease for the purchase of equipment. The lease amount is for $16,825 over a term of 36 months at an interest rate of 9.25% .

     On September 30, 2009, the Company entered into an agreement to finance insurance premiums in the amount of $72,906 at an interest rate of 6.99% with equal payments due monthly beginning on November 1, 2009 and continuing until September 1, 2010.

     All subsequent events as of October 1, 2009, the date the financial statements were available to be issued, have been evaluated by the Company and disclosed above.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of June 30, 2009. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports.

          During the fiscal year ended June 30, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

          None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The Company’s present directors and officers as well as those who served during fiscal 2008 are as follows:

Name	Age	Position	Date Elected

Lawrence G. Olson	71	Chairman of the Board Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003

W. Pierce Carson	66	President, Chief Executive Officer and Director	October 7, 2003

John E. Frost	85	Director	May 7, 2007

          The directors and officers have held their principal occupations as set out above during at least the last five years, except as described below:

          Lawrence G. Olson, age 71, Chairman, became a director in March 1999 in connection with the acquisition of Arizona Mica. He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003. Mr.

Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

          W. Pierce Carson, age 66, was named President and Chief Executive Officer and a director in October 2003, following a consulting assignment with us. Dr. Carson has 35 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

          John E. (Jack) Frost, age 85, joined our board of directors in May 2007. Dr. Frost has over 50 years of international mining experience in a wide range of metallic and non-metallic minerals and has been closely involved in the discovery and/or acquisition of more than 40 mineral deposits. Since 1986, Dr. Frost has served as principal of Frost Minerals International, Inc., a provider of management and consulting services to the mining industry. From 1967 until 1986, he worked for Exxon Minerals Company and its affiliates in a number of senior management capacities, including president of Exxon Minerals International. His responsibilities at Exxon Minerals included establishing and managing Exxon Minerals’ domestic and international minerals exploration programs. Prior to 1967, he managed exploration and mining activities for Duval Corporation and Philippine Iron Mines. Dr. Frost holds a B.S. Degree in Mining Engineering, an M.S. Degree in Geology and a Ph.D. in Geology, all from Stanford University.

Board Meetings and Committees

          During fiscal 2009, our board met two times and took action by unanimous consent one time. All of our directors attended at least 75% of the meetings of our board and its assigned committees during 2009. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

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

          The committee was constituted in May 2007, and did not meet during fiscal 2009.

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

          The committee currently consists of Messrs. Olson and Frost, with Mr. Olson serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Mr. Frost is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Frost may not be an “audit committee financial expert” as defined by the rules promulgated by the SEC. Mr. Olson may not meet prescribed independence standards nor satisfy the criteria for an audit committee financial expert under the rules of the Securities and Exchange Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

          Until the appointment of Mr. Frost to the Audit Committee in May 2007, the Audit Committee was comprised solely of Mr. Olson. The Audit Committee met once during fiscal 2009.

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

          The committee currently consists of Messrs. Olson and Frost, with Mr. Frost serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Mr. Frost is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Olson may not meet prescribed independence standards

          The committee was constituted in May 2007, and met twice during fiscal 2009.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

          Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2009, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

          The following table summarizes the compensation awarded to, earned by or paid during the last two fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the financial year ended June 30, 2009, and whose total compensation exceeded $100,000 per year; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
W. Pierce Carson President & CEO	2009 2008	222,413 207,125	- -	- 320,000(1)	- -	- -	- -	- -	222,413 527,125

(1)

On June 25, 2008, the board of directors granted to Mr. Carson an award of 500,000 shares of restricted common stock under our 2007 EIP. The shares vested on December 31, 2008. The closing price of our common stock was $0.64 on the date of grant. The dollar value recognized for financial statement reporting purposes was calculated in accordance with FAS 123R.

Outstanding Equity Awards as of June 30, 2009

          The following table summarizes the outstanding equity awards as of June 30, 2009, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2009

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Pierce Carson	4,000,000	N/A	N/A	0.11	10/16/2013	N/A	N/A	N/A	N/A

Compensation of Directors

          The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2009:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lawrence G. Olson	9,500	-	45,000	-	-	-	54,500
John E. Frost	9,500	-	45,000	-	-	-	54,500

(1)      W. Pierce Carson, a member of our board of directors, is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.
(2)      This column represents the fair value of the options awarded in fiscal 2009 in accordance with SFAS 123R.

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

           During fiscal years 2009 and 2008, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $19,000 for the year ended June 30, 2009.

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

          On May 19, 2009, we entered into change of control agreements with two key employees, our manager of legal affairs, who also is the son of our current president, and our controller. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of October 7, 2009, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned

Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of
			Class(5)

Christian Mustad Bodmenstrasse, Chalet Corcovado 3778 Schoenried Switzerland	Common Stock	5,195,000	6.2%

Sulane Holdings, Inc. P.O. Box 414 CH-1630 Bulle Switzerland	Common Stock	9,824,360(1)	10.6%

Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	7,377,450	8.8%

W. Pierce Carson 33 Camino de Avila Tijeras, NM 87059	Common Stock	12,951,494(2)	14.8%

John E. Frost 602 Sandy Port Houston, TX 77079	Common Stock	285,000(3)	0.3%

Officers and Directors As a Group (3 Persons)	Common Stock	20,613,944 (4)	23.4%

(1)

Includes shares issuable under December 2007 convertible debenture financing authorizing Sulane to convert outstanding debt at a conversion price of $1.00 per share. Also includes 974,360 shares that were issued for conversion of accrued interest due June 30, 2009.

(2)	Includes non- plan options to acquire 4,000,000 shares at an exercise price of $0.11 per share.
(3)

Includes options issued under the 2007 EIP to acquire 100,000 shares at an exercise price of $0.46 per share, 75,000 shares at an exercise price of $0.55 per share, and 75,000 shares at an exercise price of $0.60 per share.

(4)	Includes options to acquire an aggregate of 4,250,000 shares.
(5)

Applicable percentage of ownership is based on 83,723,208 shares of common stock outstanding as of October 7, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of October 7, 2009, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 7, 2009, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plans

          The following table contains information regarding our Equity Compensation Plans as of June 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2007 Equity Incentive Plan approved by security holders	1,390,000	$0.63	5,710,000
Equity compensation plan not approved by security holders(1)	5,000,000	$0.11	N/A

(1)      Includes certain options granted to an executive officer pursuant to an employment agreement described in more detail under the caption “Employment Agreements”, and to a director, prior to the adoption of the 2007 EIP.

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

          The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, employees, and consultants. As of October 7, 2009, one executive officer, two non-employee independent board members and approximately thirty-three other employees and consultants are eligible to receive grants under the 2007 EIP.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In October 2003, prior to his becoming an officer and director of the Company, we entered into a confidential property identification agreement with W. Pierce Carson, our current President and Chief Executive Officer. Under terms of the agreement, Mr. Carson, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for us. We agreed to pay compensation to Mr. Carson in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that we acquire. In the event an identified property is acquired and subsequently sold, we agreed to pay Mr. Carson an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit silver-gold property acquired in May 2006 are two of the 24 properties identified and are subject to the property identification agreement (See Note 9 to the Consolidated Financial Statements).

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

          On September 15, 2005, we entered into a consulting agreement with an attorney who is the son of our President and Chief Executive Officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. On November 28, 2005, the contract was extended for a six-month period, after which the contract extended on a month-to-month basis until terminated by either party. We issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006, the individual was offered and accepted employment at a salary of $5,000 per month. In connection with employment, we granted 50,000 stock options at an exercise price of $1.24 per share, which was the closing price on May 2, 2006. On April 25, 2007, we granted the individual 50,000 stock options at an exercise price of $0.74 per share, and on December 13, 2007, we granted him 100,000 options at an exercise price of $0.55 per share, which were the closing prices on the dates granted.

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

          On November 15, 2006, Mr. Olson exercised stock options to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable, aggregating $210,000. In addition, Mr. Olson agreed to contribute to capital the remaining unpaid principal on the note of $600,000. In connection with the contribution to capital, we granted a 25% net proceeds royalty in the Black Canyon mica claims, toward an end settlement of $600,000. On May 19, 2009, we entered into an agreement with Mr. Olson to purchase the royalty for $200,000. At Mr. Olson’s discretion the amount may be satisfied by the issuance of our common stock or as payment of the exercise price of Mr. Olson ’s stock options.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICE

          The following table discloses the fees for professional services provided by Stark Winter Schenkein & Co., LLP for the 2009 and 2008 fiscal years respectively:

	2009	2008
Audit Fees (1)	$60,770	$61,790
Tax Fees (2)	-0-	$20,000
	$60,770	$81,790

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.

(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

Exhibit
No.	Description	Location
3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

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

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

Exhibit
No.	Description	Location
10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

Exhibit
No.	Description	Location
10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

Exhibit
No.	Description	Location
10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006

Exhibit
No.	Description	Location
10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006

10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006

10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007

10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007

10.52	Senior subordinated Promissory Note dated October 31, 2007, by and between Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated October 31, 2007, as filed with the SEC on November 1, 2007

10.53	Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated December 21, 2007, as filed with the SEC on December 26, 2007

10.54	Settlement Agreement dated June 5, 2008, by and between Registrant and New Planet Copper Mining Company	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 5, 2008 , as filed with the SEC on June 10, 2008

10.55	Purchase and Sale Agreement dated June 30, 2008, by and between Registrant and St. Cloud Mining Company	Incorporated by reference to Exhibits 10.55 and 99.1 to Registrant’s 8-K dated June 30, 2008, as filed with the SEC on July 1, 2008

10.56	Change of Control Agreement between the Registrant and Ryan P. Carson dated May 19, 2009	Provided herewith

10.57	Change of Control Agreement between the Registrant and Michael P. Martinez dated May 19, 2009	Provided herewith

10.58	Purchase option dated June 13, 2009, by and between Registrant’s subsidiary Minera Sandia S.A. de C.V. and Mineral de Suaqui Grande S. de R.L. de C.V.	Provided herewith

10.59	Agreement dated June 13, 2009, by and between Registrant and Minera de Suaqui Grande S. de R.L. de C.V.	Provided herewith

10.60	Finders Agreement dated June 13, 2009, by and between Registrant and Finder	Provided herewith

Exhibit
No.	Description	Location

10.61	Amendment No. 2 dated June 30, 2009, to Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated June 30, 2009, as filed with the SEC on August 25, 2009

10.62	Gold Sale Agreement dated September 11, 2009, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 11, 2009, as filed with the SEC on September 17, 2009

14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007

21.1	Subsidiaries of the Registrant	Provided herewith

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 7, 2009.

SANTA FE GOLD CORPORATION

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on October 7, 2009.

SIGNATURE	TITLE

/s/ Lawrence G. Olson	Chairman of the Board
Lawrence G. Olson

/s/ W. Pierce Carson	President and Chief Executive Officer
W. Pierce Carson	(Principal Executive Officer)

/s/ W. Pierce Carson	Chief Financial Officer
W. Pierce Carson	(Principal Financial Officer)

/s/ John E. Frost	Director
John E. Frost