Form 10-Q
period 2009-09-30
Santa Fe Gold CORP
filed 2009-11-23
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,052,149 shares outstanding as of November 20, 2009.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND JUNE 30, 2009

ASSETS
	September 30,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$87,965	$509,846
Prepaid expenses and other current assets	215,897	150,251
Total Current Assets	303,862	660,097
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	3,827,058	3,848,292
OTHER ASSETS:
Construction in progress	10,778,585	9,800,997
Idle equipment, net	1,233,528	1,258,500
Restricted cash	410,374	410,374
Deferred financing costs	198,754	214,043
Total Other Assets	12,621,241	11,683,914
	$17,331,161	$16,771,303

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,460,867	$1,245,303
Accrued liabilities	110,041	383,352
Derivative instrument liabilities	3,543,816	2,643,500
Current portion of notes payable	84,643	74,430
Current portion of capital leases	132,594	130,806
Current portion of senior secured convertible notes payable, net of discount
of $2,263 and $8,027, respectively	15,956	10,192
Deferred revenue	171,053	-
Accrued interest payable	16,780	24,817
Total Current Liabilities	5,535,750	4,512,400
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of
$4,584,791 and $4,514,554, respectively, net of current portion	9,365,209	9,435,446
Derivative instrument liabilities	9,276,766	5,162,176
Notes payable, net of current portion	151,958	196,088
Capital leases, net of current portion	233,204	267,031
Deferred Revenue	328,947	-
Asset retirement obligation	84,059	84,059
Total Liabilities	24,975,893	19,657,200
STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized;
83,966,595 and 82,316,112 shares issued and outstanding, respectively	167,934	164,632
Additional paid in capital	49,126,228	49,926,931
Accumulated (deficit)	(56,938,894)	(52,977,460)
Total Stockholders' (Deficit)	(7,644,732)	(2,885,897)
	$17,331,161	$16,771,303

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008

SALES	$4,476	$16,776

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	264	-
Exploration and mining costs	80,857	107,144
General and administrative	441,301	599,172
Depreciation and amortization	105,911	17,965
Accretion of asset retirement obligation	-	1,250
	628,333	725,531

(LOSS) FROM OPERATIONS	(623,857)	(708,755)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	(3,572)	-
Interest income	632	25,885
Miscellaneous income	2,178	60,762
Foreign currency translation gain	305	3,099
Gain (loss) on derivative instrument liabilities	(2,121,546)	1,369,223
Relief of debt	-	48,872
Accretion of discounts on notes payable	(258,664)	(195,557)
Interest expense	(14,274)	(35,934)
	(2,394,941)	1,276,350

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,018,798)	567,595

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(3,018,798)	$567,595

Income (Loss) per Share:
Basic and diluted	$(0.04)	$0.01

Weighted Average Common Shares Outstanding:
Basic and diluted	83,438,010	75,478,198

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,018,798)	$567,595
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation	105,911	17,965
Stock compensation	162,686	304,802
Accretion of discount on notes payable	258,664	195,557
Accretion of asset retirement obligation	-	1,250
Relief of debt	-	(48,872)
Foreign currency translation (gain) loss	(305)	(3,099)
(Gain) loss on derivative instrument liabilities	2,121,546	(1,369,223)
Loss on disposal of assets	3,572	-
Amortization of deferred financing costs	15,289	15,288
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(65,646)	(262,606)
Accounts payable	215,869	355,525
Accrued liabilities	(73,311)	(7,518)
Accrued interest payable	(8,037)	194,267
Net Cash (Used in) Operating Activities	(282,560)	(39,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	-	(20,355)
Proceeds from disposal of assets	21,400	-
Purchase of property, plant and equipment	(67,852)	(572,835)
Construction in progress	(736,088)	(1,518,647)
Net Cash (Used in) Investing Activities	(782,540)	(2,111,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	3,500,000
Proceeds from issuance of stock and warrants	226,000	-
Payments on notes payable	(50,742)	(51,866)
Payments on capital leases	(32,039)	(5,328)
Payments on line of credit	-	(8,800)
Payments on convertible debenture notes	-	(56,250)
Deferred revenue	500,000	-
Net Cash Provided by Financing Activities	643,219	3,377,756
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(421,881)	1,226,850
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	509,846	3,255,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,965	$4,482,604

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	September 30,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$35,778	$21,511

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$241,500	$-

Equipment purchased with notes payable	$16,825	$-

Stock issued for conversion of accrued liability	$200,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

          Santa Fe Gold Corporation (the Company) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold project in New Mexico, the leased Ortiz gold property in New Mexico, the 100% owned Black Canyon mica project in Arizona, the 100% owned Planet micaceous iron oxide property in Arizona, and the lease with purchase option contract on the Pilar gold property in Sonora, Mexico.

          The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

          The Company had a net loss of $3,018,798 for the three months ended September 30, 2009, has a working capital deficit of $5,231,888 which includes a non-cash financial derivative of $3,543,816 and has a total accumulated deficit of $56,938,894 at September 30, 2009. In addition, the Company had only nominal revenue-generating operations in the three months ended September 30, 2009. To continue as a going concern, the Company is dependent on continued fund raising for project development and for administrative operating expenses.

          The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, Minera Sandia, S.A. de C.V., a Mexican corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Deferred Revenue

          Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only from our Summit silver-gold mine. Under the terms of the agreement, the Company will receive two upfront cash advances and on going production payments equal to the lesser of $400 per ounce and the prevailing market price, for each ounce of gold delivered pursuant to the agreement. The upfront cash advances will be amortized over the life of the agreement based upon the estimated ounces of gold to be delivered under the life of the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months.

Net Earnings (Loss) per Common Share

          The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Therefore the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Recent Accounting Pronouncements

          Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards

Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

          In August 2009, the FASB issued Accounting Standards Update (“ASU”) ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair values of liabilities under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 describes various valuation methods that can be applied to estimating the fair value of liabilities, requires the use of observable inputs, and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is currently evaluating the potential impact, if any; the adoption of ASU 2009-05 will have on its consolidated financial position or results of operations.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ADOPTION OF NEW ACCOUNTING POLICY

          In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5, which is now included in the FASB Accounting Standards Codification at ASC 815-40-15-5, requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), now included in the FASB Codification at ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market. ASC 815-40-15-5 is effective for fiscal years beginning after December 15, 2008 (effective as of July 1, 2009 for the Company) and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings or other appropriate components of equity.

          The Company has various warrants outstanding which it has previously accounted for as derivative instrument liabilities and the accounting for those warrants is not changed by the adoption of ASC 815-40-15-5. However, prior to July 1, 2009, the conversion option embedded in the Company’s $13,500,000 7% Senior Secured Convertible Debentures was not separately accounted for as a derivative instrument liability. Effective July 1, 2009, the conversion option met the criteria of a derivative instrument liability because the terms of the Senior Secured Convertible Debentures require that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in ASC 815-40-15-5. As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to income.

          The cumulative effect of this change in accounting principle of $2,381,894 has been recognized as a reduction of the opening balances of retained earnings and of additional paid-in capital as of July 1, 2009 of $942,636 and $1,439,258, respectively, with corresponding adjustments at July 1, 2009 to decrease the carrying value of the Convertible Debentures by $323,137 and the recognition of a derivative liability of $2,705,031. The cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s consolidated balance sheet as of June 30, 2009 and the amounts that would have been recognized if the conversion option in the Convertible Debentures had been accounted for as a derivative instrument liability from the issuance date.

          For the three months ended September 30, 2009 and 2008, the Company recognized a loss for the change in fair value of the embedded conversion derivative liability in the amounts of $217,766 and $0, respectively.

          For the three months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of warrant derivative liability the amounts of $1,903,780 and a gain of $1,369,223, respectively.

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

          The fair market value of the derivative instruments liability at September 30, 2009, was determined to be $12,820,582 with the following assumptions: (1) risk free interest rate of 0.06% to 2.31%, (2) remaining contractual life of 0.17 to 5.26 years, (3) expected stock price volatility of 86.59%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the three months ended September 30, 2009, of $(2,121,546) and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2009	September 30, 2009	September 30, 2009
Convertible Debentures:
Compound Embedded Derivatives	$4,907	$6,339	$(1,432)
Purchase Agreement Warrants	6,543,873	8,310,241	(1,766,368)
Amendment 2 Warrants	1,256,896	1,581,205	(324,309)
Embedded Conversion Option	--	2,922,797	(2,922,797)
Totals	$7,805,676	$12,820,582

Amount at adoption of accounting change on July 1, 2009			2,705,031
Amount allocated to warrants at transaction inception			188,329
			$(2,121,546)

          The derivative liability is comprised of the following as of:

	September 30,	June 30,
	2009	2009
Current portion of derivative liability	$3,543,816	$2,643,500
Long-term portion of derivative liability	9,276,766	5,162,176
	$12,820,582	$7,805,676

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DEBENTURES

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

Senior Secured Convertible Debenture

          On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements.. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest will be accrued until June 30, 2009. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company has received the total advances under the agreement of $13,500,000, and the Company has issued an aggregate of 6,750,000 warrants under the debenture advances.

          On June 30, 2009, the Company entered into Amendment 2 on the Senior Secured Convertible Debenture dated December 21, 2007. Pursuant to the amendment, all the accrued interest on the debentures due June 30, 2009, in the collective aggregate amount of $974,360, was automatically converted into 974,360 shares of the Company’s common stock effective as of June 30, 2009. Additionally, the aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ending September 30, 2009 and December 31, 2009, shall be paid in shares of the Company’s common stock, to be valued at $1.00 per share at the time of payment and issuance. The amendment also provides that on March 31, 2010, the note holder shall have the option to make a six-month election, by providing written notice of its election thirty days prior to March 31, 2010, to have the March 31, 2010 and June 30, 2010 quarterly interest payments paid in shares of the Company’s common stock. Commencing September 30, 2010, the note holder shall have the option to make an annual election, by providing 30 days prior written notice of its election, to have the subsequent four quarterly interest payments paid in shares of the Company’s common stock. Valuation of the common stock shall be based upon the Market Price of the stock for the 30 trading days immediately preceding the payment due date.

          The components of the convertible notes payable and debentures are as follows as of:

September 30, 2009:	Principal	Unamortized
	Amount	Discount	Net

Current portion	$18,219	$(2,263)	$15,956
Long-term portion, net of current	13,950,000	(4,584,791)	9,365,209

	$13,968,219	$(4,587,054)	$9,381,165

June 30, 2009:	Principal	Unamortized
	Amount	Discount	Net

Current portion	$18,219	$(8,027)	$10,192
Long-term portion, net of current	13,950,000	(4,514,554)	9,435,446

	$13,968,219	$(4,522,581)	$9,445,638

          Aggregate yearly maturities of long term debt based upon payment terms at September 30, 2009, are as follows:

2009	$18,219
2010	-
2011	-
2012	13,950,000
Subtotal	13,968,219
Less: unamortized original discount	(4,587,054)
$9,381,165

          As of September 30, 2009, accrued interest payable on the senior secured convertible notes aggregated $14,329.

NOTE 6 – NOTES PAYABLE

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

          On September 30, 2009, the Company entered into an installment sales contract for $16,825 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 9.25%, with the equipment securing the loan.

          The following summarizes notes payable at September 30, 2009 and June 30, 2009:

	September 30,
	2009	June 30, 2009
	(Unaudited)
Note payable for mineral property,
interest at 10%, payable in 4 annual installments
of $63,094, including interest through August 2012	$156,906	$200,000

Installment sales contract on equipment,
interest at 6.75%, payable in 36 monthly installments
of $2,911, including interest through September 2011	62,870	70,518

Installment sales contract on equipment,
interest at 9.25%, payable in 36 monthly installments
of $537, including interest through October 2012	16,825	-

Total Outstanding Notes Payable	236,601	270,518
Less: Current maturities	(84,643)	(74,430)

Obligations of notes payable due after one year	$151,958	$196,088

The aggregate maturities of notes payable as of September 30, 2009, is as follows:

Year ending June 30,
2010	$27,597
2011	86,507
2012	64,056
2013	58,441

Total Outstanding Notes Payable	$236,601

NOTE 7 – CAPITAL LEASES

          The Company utilizes capital leases for the purchase of equipment. Lease terms and interest rates for the equipment are 60 months at 6.25%, 36 months at 5.34%, and 36 months at 5.78% . The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over the lower of their related lease terms or their estimated productive lives.

Minimum future lease payments under capital leases, as of September 30, 2009, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2010	$112,172
2011	149,563
2012	88,499
2013	43,041
2014	3,598

Total minimum lease payments	396,873

Amount representing interest	(31,075)

Present value of future minimum lease payments	365,798

Current portion of capital lease obligations	(132,594)

Obligations of capital leases due after one year	$233,204

NOTE 8 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

          On July 17, 2009, a director exercised options to purchase 1,150,000 shares of common stock as follows: 1,000,000 shares at $0.10 per share, 75,000 shares at $0.55 per share, and 75,000 shares at $0.60 per share. The total purchase price for the exercise of the options was $186,250. The director utilized proceeds from the Agreement to Sell Royalty dated May 19, 2009. At that time the director also utilized the remaining $13,750 from the Agreement to Sell Royalty to purchase an additional 12,500 shares at $1.10 per share, the market closing price on July 17, 2009. Under the Agreement to Sell Royalty, the entire $200,000 has been utilized and no further amounts are due to the director under the agreement.

          On July 20, 2009, an individual exercised an option to purchase 20,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 8,991 shares were issued.

          On July 27, 2009, the Company issued 94,339 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 47,169 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount. The private placement was subject to a sales commission and an additional 9,433 shares of common stock were issued as a commission on the transaction.

          On August 6, 2009, the Company issued 100,000 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 50,000 warrants with an exercise price of $1.06 and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount.

          On August 13, 2009, an individual exercised an option to purchase 20,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 8,679 shares were issued.

          On August 17, 2009, the Company issued 18,868 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 9,434 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount. The private placement was subject to a sales commission and an additional 1,887 shares of common stock were issued as a commission on the transaction.

          On August 25, 2009, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 4,286 shares were issued.

          On September 30, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock. The aggregate amount of accrued interest converted was recorded as capitalized interest expense during the three months ended September 30, 2009.

Issuances of Options

          On July 13, 2009, the Company granted a five (5) year option to purchase 200,000 shares of common stock to an employee under the 2007 Equity Incentive Plan. The option exercise price is $1.00 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The fair market value of the options at the time of issuance was determined to be $103,123 with the following assumptions: (1) risk-free rate of interest of 0.92%, (2) an expected life of 2.75 years, (3) expected stock price volatility of 83.13%, and (4) expected dividend yield of zero.

Issuances of Warrants

          On July 27, 2009, in connection with a private placement for 94,339 shares of the Company’s common stock, the Company issued 47,169 five year warrants giving the holder the right to purchase common stock at $1.06 per share. The fair market value of the warrants under the placement at the time of issuance was determined to be $35,017 with the following assumptions: (1) risk-free rate of interest of 2.63%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 87.31%, and (4) expected dividend yield of zero.

          On August 6, 2009, in connection with a private placement for 100,000 shares of the Company’s common stock, the

Company issued 50,000 five year warrants giving the holder the right to purchase common stock at $1.06 per share. The fair market value of the warrants under the placement at the time of issuance was determined to be $35,579 with the following assumptions: (1) risk-free rate of interest of 2.73%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 86.19%, and (4) expected dividend yield of zero.

          On August 17, 2009, in connection with a private placement for 18,868 shares of the Company’s common stock, the Company issued 9,434 five year warrants giving the holder the right to purchase common stock at $1.06 per share. The fair market value of the warrants under the placement at the time of issuance was determined to be $6,769 with the following assumptions: (1) risk-free rate of interest of 2.43%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 86.19%, and (4) expected dividend yield of zero.

          In connection with the private placement of the senior secured convertible notes on March 20, 2006, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants had an exercise price of $1.58 and an initial term of term of three years. On September 6, 2006, the warrant expiation date was amended to September 6, 2009. The warrants were not exercised and expired on September 6, 2009.

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 Equity Incentive Plan and outside of these plans, for the three months ended September 30, 2009, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2009	6,390,000	$0.22	11,616,506	$1.01
Granted	200,000	$1.00	106,603	$1.06
Canceled	60,000	$0.60	---	---
Expired	---	---	75,001	$1.58
Exercised	1,200,000	$0.18	---	---
Outstanding at September 30, 2009	5,330,000	$0.25	11,648,108	$1.01

          Stock options and warrants exercisable at September 30, 2009, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	4.03	$0.11	$1.00	4,375,137	4,375,137	2.29	$1.00
$0.46	100,000	100,000	1.59	$0.46	$1.00	6,750,000	-	5.25	$1.00
$0.55	175,000	175,000	2.57	$0.55	$1.06	248,113	248,113	4.78	$1.06
$0.60	795,000	795,000	4.18	$0.60	$1.25	274,858	274,858	3.19	$1.25
$1.00	200,000	-	4.79	$1.00
$1.165	60,000	-	4.64	$1.165
	5,330,000	5,070,000				11,648,108	4,898,108

Outstanding Options	3.96	$0.21	Outstanding Warrants	4.08	$1.01
Exercisable Options	4.00	$0.25	Exercisable Warrants	2.46	$1.02

          As of September 30, 2009, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was approximately $1,952,900 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $5,583,287. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate Intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.28 closing stock price of the Common Stock on September 30, 2009. The total number of in-the-money options and warrants outstanding and exercisable as of September 30, 2009, was 5,914,778.

          The total intrinsic value of options and warrants exercised during the period ended September 30, 2009, was approximately $1,102,250. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $-0- for the period ended September 30, 2009.

          The total fair value of options and warrants granted during the period ended September 30, 2009, was approximately $256,000. The total grant-date fair value of option shares vested during the period ended September 30, 2009, was approximately $-0-.

          As of September 30, 2009, there was approximately $75,921 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options or warrants granted. This cost is expected to be recognized over a weighted-average period of 0.27 years.

NOTE 9 – SUBSEQUENT EVENTS

          The Company has evaluated events and transactions that occurred between September 30, 2009 and November 20, 2009, which is the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

          On October 5, 2009, the New Mexico Office of the State Engineer issued a permit required to proceed with the construction of the tailings dam impoundment at the Banner Mill. Issuance of the permit was a condition to fully draw down the amount of funds provided under the gold sale agreement, which the Company entered into on September 11, 2009, to sell a portion of the life-of-mine gold production from our Summit silver-gold mine only.

          As a result of the satisfaction of the funding conditions of the gold sale agreement, the Company received an additional $3.5 million in October 2009. The total amount of funds received by the Company against the gold sale agreement equals $4.0 million.

          On November 10, 2009, a warrant holder exercised 239,989 warrants with an exercise price of $1.00 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 67,335 shares were issued.

           On November 17, 2009, the Company entered into an agreement to finance insurance premiums in the amount of $139,856 at an interest rate of 5.99% with equal payments due monthly beginning December 10, 2009 and continuing until October 10, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-Q MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS

DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-Q IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2009.

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

Basis of Presentation and Going Concern

          The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We had a net (loss) of $(3,018,798) for the three months ended September 30, 2009, and have a total accumulated (deficit) of $(56,938,894) at September 30, 2009. To continue as a going concern, we are dependent on continued fund raising for project development, execution of our business strategy and payment of general and administrative operating expenses.

          We will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. As of September 30, 2009, we have cash on hand aggregating $87,965. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies.

          On September 11, 2009, we entered into a definitive gold sale agreement to sell a portion of the life-of-mine gold production only from our Summit silver-gold mine. Under the terms of the agreement, we will receive $4.0 million and on going production payments equal to the lesser of $400 per ounce and the prevailing market, for each ounce of gold delivered pursuant to the agreement. In September 2009, $500,000 was received under the terms of the agreement and $3.5 million was received in October 2009 upon satisfaction of the funding conditions of the agreement.

          The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

          The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as derivative instrument liability, we determined the fair value of these warrants using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our consolidated financial statements.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2009 and 2008

          Sales

     We had revenues of $4,476 for the three months ended September 30, 2009, and $16,776 for the three months ended September 30, 2008. The decrease of $12,300 is due to a decrease in walk-in sales for aggregate products.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $264 for the three months ended September 30, 2009, and $-0- for the three months ended September 30, 2008.

          Exploration and mining costs were $80,857 for the three months ended September 30, 2009, and $107,144 for the three months ended September 30, 2008, a decrease of $26,287. The change is mainly attributable to decreases in equipment leases aggregating $14,811; shop supplies of $10,926; general mine expenses of $14,545; and offset by an increase in property and casualty liability insurance of $17,860.

          General and administrative expenses decreased to $441,301 for the three months ended September 30, 2009, from $599,172 for the comparative three months ended September 30, 2008, a change of $157,871. The difference is attributable primarily to a decrease in stock compensation of $154,190.

          Other Income and Expenses

          Other income and (expenses) for the three months ended September 30, 2009, were $(2,394,941) as compared to $1,276,350 for the comparable three months ended September 30, 2008. The decrease of $3,671,291 is primarily attributable to an increase in the loss recognized on derivative instruments liability of $3,490,769; an increase in accretion of discounts on notes payable of $63,107; a decrease in interest income of $25,253; a decrease in miscellaneous income of $58,584; and a decrease in relief of debt of $48,872. These changes were offset by a decrease in interest expense of $21,660.

          Loss on Derivative Financial Instruments

          We recognized a loss on derivative financial instruments of $(2,121,546) for the three months ended September 30, 2009, as compared to a gain of $1,369,223 for the prior year comparable period, resulting in a difference of $3,490,769. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative income in the three months ended September 30, 2009, is attributable mainly to changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

          To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

          As of September 30, 2009 we had cash on hand of $87,965, a working capital deficit of $5,231,888, which included a non-cash financial derivative of $3,543,816 in this amount, and an accumulated deficit of $56,938,894.

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

          We continue to seek funding to advance our business plan and strategies. We require funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We anticipate going into production in the first calendar quarter of 2010 and that our operations for the remaining fiscal year 2010 will be funded from anticipated sales of precious metals, our current financing facilities, the sale of our securities and possibly through the exercise of certain options and warrants. While we believe we will be able to finance our continuing activities, there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          On September 11, 2009, we entered into a definitive gold sale agreement to sell a portion of the life-of-mine gold production only from our Summit silver-gold mine. Under the terms of the agreement, we will receive $4.0 million and on going production payments equal to the lesser of $400 per ounce and the prevailing market, for each ounce of gold delivered pursuant to the agreement. In September 2009, $500,000 was received under the terms of the agreement and $3.5 million was received in October 2009 upon satisfaction of the funding conditions of the agreement.

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

Off-Balance Sheet Arrangements

          During the three months ended September 30, 2009, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

          During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

          None

ITEM 1A. RISK FACTORS

          Not Applicable

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          On July 17, 2009, a director exercised options to purchase 1,150,000 shares of common stock as follows: 1,000,000 shares at $0.10 per share, 75,000 shares at $0.55 per share, and 75,000 shares at $0.60 per share. The total purchase price for the exercise of the options was $186,250. The director utilized proceeds from the Agreement to Sell Royalty dated May 19, 2009. At that time the director also utilized the remaining $13,750 from the Agreement to Sell Royalty to purchase an additional 12,500 shares at $1.10 per share, the market closing price on July 17, 2009. Under the Agreement to Sell Royalty, the entire $200,000 has been utilized and no further amounts are due to the director under the agreement.

          On July 20, 2009, an individual exercised an option to purchase 20,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 8,991 shares were issued.

          On July 27, 2009, the Company issued 94,339 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 47,169 warrants with an exercise price of $1.06 per share and an expiration of 5 years The private placement was subject to a sales commission and an additional 9,433 shares of common stock were issued as a commission on the transaction.

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

          On August 17, 2009, the Company issued 18,868 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 9,434 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The private placement was subject to a sales commission and an additional 1,887 shares of common stock were issued as a commission on the transaction.

          On August 25, 2009, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 4,286 shares were issued.

          On September 30, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock.

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

Dated: November 20, 2009	SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
W. Pierce Carson,
Chief Executive Officer, President, Director and
Principal Accounting Officer