Form 10-Q
period 2009-12-31
Santa Fe Gold CORP
filed 2010-02-16
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
92,218,716 shares outstanding as of February 12, 2010.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$336,028	$509,846
Accounts receivable	9,344	-
Prepaid expenses and other current assets	277,279	150,251
Total Current Assets	622,651	660,097
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	3,729,318	3,848,292
OTHER ASSETS:
Construction in progress	12,817,356	9,800,997
Idle equipment, net	1,233,528	1,258,500
Restricted cash	410,374	410,374
Deferred financing costs	462,175	214,043
Total Other Assets	14,923,433	11,683,914
	$19,854,402	$16,771,303

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$805,518	$1,245,303
Accrued liabilities	126,377	383,352
Derivative instrument liabilities	6,824,753	2,643,500
Current portion of notes payable	253,631	74,430
Current portion of capital leases	134,409	130,806
Current portion of senior secured convertible notes payable, net of discount of $-0- and $8,027, respectively	-	10,192
Deferred revenue	243,107	-
Accrued interest payable	12,953	24,817
Total Current Liabilities	8,400,748	4,512,400
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $4,332,056 and $4,514,554, respectively, net of current portion	9,617,944	9,435,446
Derivative instrument liabilities	6,842,159	5,162,176
Notes payable, net of current portion	142,559	196,088
Capital leases, net of current portion	198,913	267,031
Deferred revenue	3,756,893	-
Asset retirement obligation	84,059	84,059
Total Liabilities	29,043,275	19,657,200
STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized; 84,526,406 and 82,316,112 shares issued and outstanding, respectively	169,053	164,632
Additional paid in capital	49,539,896	49,926,931
Accumulated (deficit)	(58,897,822)	(52,977,460)
Total Stockholders' (Deficit)	(9,188,873)	(2,885,897)
	$19,854,402	$16,771,303

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
SALES	$8,970	$6,367	$13,446	$23,143

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	23,606	264	23,606
Exploration and mining costs	92,977	133,671	173,834	240,815
General and administrative	629,802	551,475	1,071,103	1,150,647
Depreciation and amortization	108,569	45,774	214,480	63,739
Accretion of asset retirement obligation	-	1,250	-	2,500
	831,348	755,776	1,459,681	1,481,307

(LOSS) FROM OPERATIONS	(822,378)	(749,409)	(1,446,235)	(1,458,164)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	-	(3,572)	-
Interest income	2,570	27,413	3,202	53,298
Miscellaneous income	1,100	500	3,278	61,262
Foreign currency translation gain	(200)	5,347	105	8,446
Gain (loss) on derivative instrument liabilities	(842,150)	1,415,856	(2,963,696)	2,785,079
Relief of debt	-	-	-	48,872
Accretion of discounts on notes payable	(254,999)	(329,969)	(513,663)	(525,526)
Interest expense	(42,871)	(90,591)	(57,145)	(126,525)
	(1,136,550)	1,028,556	(3,531,491)	2,304,906

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(1,958,928)	279,147	(4,977,726)	846,742
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,958,928)	$279,147	$(4,977,726)	$846,742

Income (Loss) per Share:
Basic	$(0.02)	$0.00	$(0.06)	$0.01

Diluted	$(0.02)	$0.00	$(0.06)	$0.01

Weighted Average Common Shares Outstanding:
Basic	84,068,911	75,904,760	83,753,460	75,691,479

Diluted	84,068,911	75,904,760	83,753,460	75,691,479

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(4,977,726)	$846,742

Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation	214,480	63,739
Stock compensation	321,932	613,395
Accretion of discount on notes payable	513,663	525,526
Accretion of asset retirement obligation	-	2,500
Relief of debt	-	(48,872)
Foreign currency translation (gain) loss	(105)	(8,446)
(Gain) loss on derivative instrument liabilities	2,963,696	(2,785,079)
Loss on disposal of assets	3,572	-
Amortization of deferred financing costs	39,868	30,577
Net change in operating assets and liabilities:
Accounts receivable	(9,344)	(4,066)
Prepaid expenses and other current assets	(127,028)	55,875
Deposits	-	(312,878)
Accounts payable	(439,680)	794,419
Accrued liabilities	(56,974)	(10,727)
Accrued interest payable	(11,863)	432,359
Net Cash Provided by (Used in) Operating Activities	(1,565,509)	195,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	-	(21,355)
Proceeds from disposal of assets	21,400	-
Purchase of property, plant and equipment	(78,682)	(1,189,168)
Construction in progress	(2,533,359)	(4,352,502)
Net Cash (Used in) Investing Activities	(2,590,641)	(5,563,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	8,150,000
Proceeds from issuance of stock and warrants	226,000	-
Proceeds from notes payable	212,762	-
Payments on notes payable	(103,915)	(59,716)
Payments on capital leases	(64,515)	(20,693)
Payments on line of credit	-	(11,400)
Payments on convertible debenture notes	-	(180,718)
Payment of financing costs	(288,000)	-
Deferred revenue	4,000,000	-
Net Cash Provided by Financing Activities	3,982,332	7,877,473

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,818)	2,509,512

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	509,846	3,255,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$336,028	$5,765,266

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	December 31,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$64,202	$20,986

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$483,000	$-

Equipment purchased with notes payable	$16,825	$94,613

Equipment purchased with capital leases	$-	$476,980

Stock issued for conversion of accrued liability	$200,000	$-

Stock issued for conversion of note payable	$18,219	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

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

          The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

          The Company had a net loss of $4,977,726 for the six months ended December 31, 2009, has a working capital deficit of $7,778,097 which includes a non-cash financial derivative of $6,824,753 and has a total accumulated deficit of $58,897,822 at December 31, 2009. In addition, the Company had only nominal revenue generating operations in the six months ended December 31, 2009. To continue as a going concern, the Company is dependent on continued fund raising for project development and for administrative operating expenses. See NOTE 9 – SUBSEQUENT EVENTS.

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

Fair Value Measurements

          U.S. accounting standards require disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. In September 2006, the FASB issued new accounting guidance, which establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Company previously partially adopted this guidance for all instruments recorded at fair value on a recurring basis. In the second quarter of fiscal 2010, the Company adopted the remaining provisions of the guidance for all non-financial assets and liabilities that are not re-measured at fair value on a recurring basis. The adoption of these provisions did not have an impact on the Company’s consolidated financial statements.

          Fair value standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the standards establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include quoted prices on the Company’s securities that are actively traded.

Level 2: Inputs other than Level 1 that is observable, either directly or indirectly. For the Company, Level 2 inputs include assumptions such as estimated life, risk free rate and volatility estimates used in determining the fair values of the Company’s option and warrant securities issued derivative financial instruments.

Level 3: Unobservable inputs that are supported by little of no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.

          The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis which consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs. The derivatives and their respective derivative values measured using Level 3 inputs as of December 31, 2009 are as follows:

				December 31,
	Level 1	Level 2	Level 3	2009
Other Assets:
Idle equipment, net	---	---	$1,233,528	$1,233,528

Value of derivative instruments liability	---	---	$13,666,912	$13,666,912

          Idle equipment includes equipment associated with the mica project which the Company ceased operations and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the six-month period ended December 31, 2009 and the reduction of $24,972 during this period resulted from the sale of equipment.

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

Net Earnings (Loss) per Common Share

          The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Therefore the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

          For the six months ended December 31, 2009 and 2008, the Company recognized a loss for the change in fair value of the embedded conversion derivative liability in the amounts of $1,008,157 and $-0-, respectively.

          For the six months ended December 31, 2009, the Company recognized a loss for the change in fair value of the warrant derivative liability in the amount of $1,955,539. For the six months ended December 31, 2008, the Company recognized a gain of $2,785,079.

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

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

          The fair market value of the derivative instruments liability at December 31, 2009, was determined to be $13,666,912 with the following assumptions: (1) risk free interest rate of 0.47% to 2.69%, (2) remaining contractual life of 1.70 to 5.01 years, (3) expected stock price volatility of 86% to 90%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the six months ended December 31, 2009, of $(2,963,696) and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2009	December 31, 2009	December 31, 2009
Convertible Debentures:
Compound Embedded Derivatives	$4,907	$-	$4,907
Purchase Agreement Warrants	6,543,873	8,532,062	(1,988,189)
Amendment 2 Warrants	1,256,896	1,421,662	(164,766)
Embedded Conversion Option	--	3,713,188	(3,713,188)
Totals	$7,805,676	$13,666,912	(5,861,236)

Amount at adoption of accounting change on July 1, 2009			2,705,031
Amount allocated to warrants at transaction inception			192,509
			$(2,963,696)

The derivative liability is comprised of the following as of:

	December 31,	June 30,
	2009	2009
Current portion of derivative instruments liability	$6,824,753	$2,643,500
Long-term portion of derivative instruments liability	6,842,159	5,162,176
	$13,666,912	$7,805,676

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

Senior Secured Convertible Debenture

          On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest was accrued until June 30, 2009. Interest on the outstanding principal balance is payable in quarterly installments commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company has received the total advances under the agreement of $13,500,000, and the Company has issued an aggregate of 6,750,000 warrants under the debenture advances.

          On June 30, 2009, the Company entered into Amendment 2 on the Senior Secured Convertible Debenture dated December 21, 2007. Pursuant to the amendment, all the accrued interest on the debentures due June 30, 2009, in the collective aggregate amount of $974,360, was automatically converted into 974,360 shares of the Company’s common stock effective as of June 30, 2009. Additionally, the aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ended September 30, 2009 and December 31, 2009 were paid in shares of the Company’s common stock, to be valued at $1.00 per share at the time of payment and issuance. The amendment also provides that on March 31, 2010, the note holder shall have the option to make a six-month election, by providing written notice of its election thirty days prior to March 31, 2010, to have the March 31, 2010 and June 30, 2010 quarterly interest payments paid in shares of the Company’s common stock. Commencing September 30, 2010, the note holder shall have the option to make an annual election, by providing 30 days prior written notice of its election, to have the subsequent four quarterly interest payments paid in shares of the Company’s common stock. Valuation of the common stock shall be based upon the Market Price of the stock for the 30 trading days immediately preceding the payment due date.

          The components of the convertible notes payable and debentures are as follows as of:

December 31, 2009:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(4,332,056)	9,617,944

	$13,950,000	$(4,332,056)	$9,617,944

June 30, 2009:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$18,219	$(8,027)	$10,192
Long-term portion, net of current	13,950,000	(4,514,554)	9,435,446

	$13,968,219	$(4,522,581)	$9,445,638

          Aggregate yearly maturities of long term debt based upon payment terms at December 31, 2009, are as follows:

2010	$-
2011	-
2012	13,950,000
Subtotal	13,950,000
Less: unamortized original discount	(4,332,056)
$9,617,944

          As of December 31, 2009, accrued interest payable on the convertible notes payable and debentures was $6,549.

NOTE 6 – NOTES PAYABLE

          On June 5, 2008, the Company agreed to exercise the option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. The Company originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. The Company agreed to exercise the purchase option in connection with settlement of an action the Company commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price was $250,000. The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The original provisions of the note called for a $50,000 payment at the signing of the note, which occurred in August 2008, and four subsequent principal payments of $50,000 plus interest due each anniversary date of the agreement. In August 2009, the amortization schedule of the note was amended to reflect four equal annual payments of principal and interest of $63,094. The due date for the first annual payment was extended with the interest rate increased to 20% per annum during the extension period. The Company has also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. All other provisions of the original agreement remain unchanged including the provision for a 5% royalty to be paid on any future production from the property.

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

          On October 1, 2009, the Company entered into an agreement to finance insurance premiums in the amount of $72,906 at an interest rate of 6.99% with equal payments due monthly beginning November 1, 2009 and continuing until September 1, 2010.

          On November 1, 2009, the Company entered into an agreement to finance insurance premiums in the amount of $139,856 at an interest rate of 5.99% with equal payments due monthly beginning December 10, 2009 and continuing until October 10, 2010.

          The following summarizes notes payable at December 31, 2009 and June 30, 2009:

	December 31,
	2009	June 30, 2009
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$156,906	$200,000

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	55,099	70,518

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	15,710	-

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $6,861.71, including interest through September 2010	53,482	-

Financing contract on insurance premiums interest at 5.99%, payable in 11 monthly installments of $13,098.12, including interest through October 2010	114,993	-
Total Outstanding Notes Payable	396,190	270,518
Less: Current maturities	(253,631)	(74,430)
Obligations of notes payable due after one year	$142,559	$196,088

          The aggregate maturities of notes payable as of December 31, 2009, is as follows:

Year ending June 30,
2010	$18,487
2011	138,821
2012	63,960
2013	6,446
Total Outstanding Notes Payable	$227,714

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

          Minimum future lease payments under capital leases, as of December 31, 2009, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2010	$74,782
2011	149,563
2012	88,499
2013	43,041
2014	3,598
Total minimum lease payments	359,483
Amount representing interest	(26,161)
Present value of future minimum lease payments	333,322
Current portion of capital lease obligations	(134,409)
Obligations of capital leases due after one year	$198,913

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

          On November 18, 2009, 18,219 shares of common stock were issued to a convertible debenture holder for conversion of $18,219 of note principal at $1.00 per share in accordance with the debenture terms.

          On December 7, 2009, the Company issued 20,000 shares of common stock at a market value of $29,400 for investor relations services. These services will be provided through June 2010.

          On December 11, 2009, a warrant holder exercised 651,945 warrants with an exercise price of $1.00 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 207,235 shares were issued.

          On December 29, 2009, an option holder exercised 10,000 options with an exercise price of $0.60 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 5,522 shares were issued.

          On December 31, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock. The aggregate amount of accrued interest converted was recorded as capitalized interest expense during the three months ended December 31, 2009.

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

Issuances of Warrants

          On July 27, 2009, in connection with a private placement for 94,339 shares of the Company’s common stock, the Company issued 47,169 five year warrants giving the holder the right to purchase common stock at $1.06 per share. The fair market value of the warrants under the placement at the time of issuance was determined to be $35,017 with the following assumptions: (1) risk-free rate of interest of 2.63%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 87.31%, and (4) expected dividend yield of zero. The private placement was subject to a sales commission and an additional 4,716 five year warrants were issued as a commission on the transaction. The fair market value of the commission warrants under the placement at the time of issuance was determined to be $3,501 with the following assumptions: (1) risk-free rate of interest of 2.63%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 87.31%, and (4) expected dividend yield of zero.

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

          On August 17, 2009, in connection with a private placement for 18,868 shares of the Company’s common stock, the Company issued 9,434 five year warrants giving the holder the right to purchase common stock at $1.06 per share. The fair market value of the warrants under the placement at the time of issuance was determined to be $6,769 with the following assumptions: (1) risk-free rate of interest of 2.43%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 86.19%, and (4) expected dividend yield of zero. The private placement was subject to a sales commission and an additional 944 warrants were issued as a commission on the transaction. The fair market value of the commission warrants under the placement at the time of issuance was determined to be $677 with the following assumptions: (1) risk-free rate of interest of 2.43%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 86.19%, and (4) expected dividend yield of zero.

          In connection with the private placement of the senior secured convertible notes on March 20, 2006, the Company issued warrants for 75,001 shares of common stock as part of the financial advisory fee associated with the transaction. The warrants had an exercise price of $1.58 and an initial term of term of three years. On September 6, 2006, the warrant expiration date was amended to September 6, 2009. The warrants were not exercised and expired on September 6, 2009.

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 Equity Incentive Plan and outside of these plans, for the six months ended December 31, 2009, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2009	6,390,000	$0.22	11,616,506	$1.01
Granted	200,000	$1.00	112,263	$1.06
Canceled	100,000	$0.94	---	---
Expired	---	---	75,001	$1.58
Exercised	1,210,000	$0.18	891,934	$1.00
Outstanding at December 31, 2009	5,280,000	$0.25	10,761,834	$1.01

Stock options and warrants exercisable at December 31, 2009, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price

$0.11	4,000,000	4,000,000	3.78	$0.11	$1.00	3,483,203	3,483,203	2.08	$1.00
$0.46	100,000	100,000	1.33	$0.46	$1.00	6,750,000	-	5.00	$1.00
$0.55	175,000	175,000	2.32	$0.55	$1.06	253,773	253,773	4.53	$1.06
$0.60	745,000	745,000	3.93	$0.60	$1.25	274,858	274,858	2.93	$1.25
$1.00	200,000	-	4.53	$1.00
$1.165	60,000	60,000	4.38	$1.165

	5,280,000	5,080,000				10,761,834	4,011,834

Outstanding Options			3.78	$0.25	Outstanding Warrants			3.99	$1.01
Exercisable Options			3.75	$0.22	Exercisable Warrants			2.29	$1.02

          As of December 31, 2009, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $9,992,806 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $7,351,806. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate Intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.38 closing stock price of the Common Stock on December 31, 2009. The total number of in-the-money options and warrants vested and exercisable as of December 31, 2009, was 9,091,834.

          The total intrinsic value of options and warrants exercised during the period ended December 31, 2009, was approximately $443,729. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $-0- for the period ended December 31, 2009.

          The total fair value of options and warrants granted during the period ended December 31, 2009, was approximately $4,178. The total grant-date fair value of option shares vested during the period ended December 31, 2009, was approximately $36,792.

          As of December 31, 2009, there was approximately $8,594 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options or warrants granted. This cost is expected to be recognized over a weighted-average period of 0.03 years.

NOTE 9 – SUBSEQUENT EVENTS

          The Company has evaluated events and transactions that occurred between December 31, 2009 and February 10, 2010, which is the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

          On January 1, 2010, the Company issued 75,000 five year options with an exercise of $1.38, the market price on the date of the grant, to each of the two outside directors.

          On January 7, 2010, the Company entered into a Placement Agent Agreement, pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of up to $10 million of registered securities of the Company, including shares of the Company's common stock, par value $.002 per share and warrants to purchase shares of Common Stock in a registered direct offering. In connection with the transaction, the Company will pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds received by the Company and (ii) warrants to purchase shares of common stock equal to 6% of the Shares sold in the offering, under the same terms as the warrants issued to the purchasers; except, the exercise price shall be 125% of the public offering price per share and the expiration date shall be five years from the effective date of the Company's S-3 Registration Statement. The Company also agrees to reimburse the Placement Agent's expenses (with supporting invoices/receipts) up to a maximum of 1% of the aggregate gross proceeds raised in the placement, but in no event more than $25,000.

          On January 14, 2010, the Company entered into definitive security purchase agreements with 23 institutional investors (collectively, 'Purchasers") to sell an aggregate of $10.0 million of units, each unit consisting of one Share and one-half of a Warrant to purchase a Share by way of the Placement. Pursuant to the transaction, the Company has agreed to sell to the Purchasers an aggregate of 7,692,310 Shares and Warrants to purchase up to 3,846,155 additional Shares. The Warrants will be exercisable at an exercise price of $1.70 per share beginning immediately after issuance and will expire 5 years from the date they are first exercisable.

          The registered direct offering closed on January 20, 2010, and the Company has received net proceeds of approximately $9,375,000, after deducting placement agent fees and other offering expenses. The securities will be issued pursuant to the Company's effective S-3 Registration Statement under which the securities will be registered.

          The units, including the Shares and Warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants will be issued pursuant to a prospectus supplement dated as of January 20, 2010, which was filed with the Securities and Exchange Commission ("SEC") in connection with a takedown from Santa Fe's shelf registration statement on Form S-3, which became effective on December 29, 2009, and the base prospectus contained in such registration statement.

          From the date of the transaction, the Company has agreed that it will not issue additional common stock or securities convertible into common stock for a period of 90 days. The Company also agreed that in any subsequent financings completed within six months of the closing, except for an underwritten public offering, that the Purchasers shall have the right to participate up to 25% in the subsequent financings. In any registered public offering, the Purchasers shall have the right to participate, but no Purchaser shall have the right to purchase any particular amount of such underwritten public offering.

          On January 15, 2010, a warrant holder exercised 60,000 warrants with an exercise price of $1.25 per share to purchase shares of the Company’s common stock and the Company received cash proceeds of $75,000.

          On February 10, 2010, the Company announced it had agreed with a refiner in Arizona to supply a trial shipment of 3,000 tons of high-silica flux material. The flux material will be processed for precious metals recovery. The Company will be paid for the silver and gold content according to a formula that provides for deductions for smelting and refining charges, and for penalties for material falling outside of agreed silica content and other specifications. This flux material was previously qualified as an acceptable smelter feedstock. The flux material constitutes a beneficiated product of ore from the Summit mine upgraded in silica and precious metals contents through crushing and screening. If this initial trial shipment meets the expectations of the parties, it could lead to a long term contract.

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

Basis of Presentation and Going Concern

          The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We had a net loss of $(4,977,726) for the six months ended December 31, 2009, and have a total accumulated deficit of $(58,897,822) at December 31, 2009. To continue as a going concern, we are dependent on continued fund raising for project development, execution of our business strategy and payment of general and administrative operating expenses.

          We will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. As of December 31, 2009, we have cash on hand aggregating $336,028. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies.

          On September 11, 2009, we entered into a definitive gold sale agreement to sell a portion of the life-of-mine gold production only from our Summit silver-gold mine. Under the terms of the agreement, we received $4.0 million and on going production payments equal to the lesser of $400 per ounce and the prevailing market, for each ounce of gold delivered pursuant to the agreement. The agreement funded $500,000 in September 2009, and the balance of $3.5 million was received under the terms of the agreement in October 2009 upon satisfaction of the funding conditions of the agreement.

          On January 7, 2010, the Company entered into a Placement Agent Agreement , pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of up to $10 million of registered securities of the Company, including shares of the Company's common stock, par value $.002 per share and warrants to purchase shares of Common Stock in a registered direct offering.

          On January 14, 2010, the Company entered into definitive security purchase agreements with 23 institutional investors (collectively, 'Purchasers") to sell an aggregate of $10 million of units, each unit consisting of one Share and one-half of a Warrant to purchase a Share by way of the Placement. Pursuant to the transaction, the Company has agreed to sell to the Purchasers an aggregate of 7,692,310 Shares and Warrants to purchase up to 3,846,155 additional Shares. See Liquidity and Capital Resources section below for additional description of the Placement transaction.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2009 and 2008

          Sales

          We had revenues of $8,970 for the three months ended December 31, 2009, as compared to $6,367 for the three months ended December 31, 2008. The increase of $2,603 is due to an increase in walk-in sales for aggregate products.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $-0- for the three months ended December 31, 2009, and $23,606 for the three months ended December 31, 2008. The decrease of $23,606 is attributable to not incurring any operating costs allocable to the aggregate segment in the current reporting period.

          Exploration and mining costs were $92,977 for the three months ended December 31, 2009, as compared to $133,671 for the three months ended December 31, 2008, a decrease of $40,694. The change is mainly attributable to decreases in equipment leases aggregating $29,007 and shop supplies of $13,520 and were offset by an increase in property and casualty liability insurance of $10,427.

          General and administrative expenses increased to $629,802 for the three months ended December 31, 2009, from $551,475 for the comparative three months ended December 31, 2008, an increase of $78,327. The change is attributable primarily to increased expenses in the following areas: depreciation expense of $62,919 resulting from the purchase of equipment for the Summit Project and additional fixed assets put into service; the recent establishment of two foreign subsidiaries, total general and administrative expenses aggregating $41,385; labor burden of $10,912; legal services of $81,181 related to financing activities; auditing and accounting expenses of $29,884. These increases where offset by a decrease in stock compensation of $137,274.

          Other Income and Expenses

          Other income and (expenses) for the three months ended December 31, 2009, were $(1,136,550) as compared to $1,028,556 for the comparable three months ended December 31, 2008. The decrease of $2,165,106 is primarily attributable to an increase in the loss recognized on derivative instruments liability of $2,258,006 and a decrease in interest income of $24,843. These were offset by decreases in accretion of discounts on notes payable of $74,970 and interest expense of $47,720.

          Loss on Derivative Financial Instruments

          We recognized a loss on derivative financial instruments of $(842,150) for the three months ended December 31, 2009, as compared to a gain of $1,415,856 for the prior year’s comparable period, resulting in a difference of $2,258,006. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative income in the three months ended December 31, 2009, is attributable mainly to adjustments to record the embedded conversion feature of derivative financial instruments at fair value in accordance with current accounting standards, changes in the market price of our common stock, which is a component of the calculation model. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2009 and 2008

          Sales

          We had revenues of $13,446 for the six months ended December 31, 2009, as compared to $23,143 for the six months ended December 31, 2008. The decrease of $9,697 is due to a decrease in walk-in sales for aggregate products.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $264 for the six months ended December 31, 2009, and $23,606 for the six months ended December 31, 2008. The decrease of $23,342 is attributable to not incurring any recurring operating costs allocable to the aggregate segment in the current reporting period.

          Exploration and mining costs were $173,834 for the six months ended December 31, 2009, and $240,815 for the six months ended December 31, 2008, a decrease of $66,981. The change is mainly attributable to decreases in equipment leases aggregating $43,819; shop supplies of $24,447; general mine expenses of $9,115; storage rental fees of $5,733; property taxes of $2,568; and were offset by an increase in property and casualty liability insurance of $28,287.

          General and administrative expenses decreased to $1,071,103 for the six months ended December 31, 2009, from $1,150,647 for the comparative six months ended December 31, 2008, a decrease of $79,544. The change is attributable primarily to a decrease in stock compensation of $291,464 and was offset by the following increases: depreciation expense of $149,624, related to on-going equipment purchases for the Summit Project and additional fixed assets put into service; legal services of $85,551 relating to financing activities; auditing and accounting expenses of $20,789; general and administrative expenses related to the recent establishment of two foreign subsidiaries of $45,491; consulting and commission fees of $36,325; and labor burden of $27,575.

          Other Income and Expenses

          Other income and (expenses) for the six months ended December 31, 2009, were $(3,531,491) as compared to $2,304,906 for the comparable six months ended December 31, 2008. The decrease of $5,836,397 is primarily attributable to an increase in the loss recognized on derivative instruments liability of $5,748,775; decreases in interest income of $50,096; miscellaneous income of $57,984 and relief of debt of $48,872. These were offset by decreases in accretion of discounts on notes payable of $11,863 and interest expense of $69,380.

          Loss on Derivative Financial Instruments

          We recognized a loss on derivative financial instruments of $(2,963,696) for the six months ended December 31, 2009, as compared to a gain of $2,785,079 for the prior year comparable period, resulting in a difference of $5,748,775. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative income in the six months ended December 31, 2009, is attributable mainly to adjustments to record the embedded conversion feature of derivative financial instruments at fair value in accordance with current accounting standards, changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

          To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

          As of December 31, 2009, we had cash on hand of $336,028, a working capital deficit of $(7,778,097), which included a non-cash financial derivative of $(6,824,753) in this amount, and an accumulated deficit of $(58,897,822).

          We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

          We continue to seek funding to advance our business plan and strategies. We require funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We anticipate going into production in the first calendar quarter of 2010 and that our operations for the remaining fiscal year 2010 will be funded mainly from anticipated sales of precious metals, the sale of our securities and possibly through the exercise of certain options and warrants. We believe we will be able to finance our continuing future activities, although there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, future operations and liquidity may be adversely impacted. In the event that we are unable to obtain required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          On September 11, 2009, we entered into a definitive gold sale agreement to sell a portion of the life-of-mine gold production only from our Summit silver-gold mine. Under the terms of the agreement, we received $4.0 million and on going production payments equal to the lesser of $400 per ounce and the prevailing market, for each ounce of gold delivered pursuant to the agreement. The agreement funded $500,000 in September 2009, and the balance of $3.5 million was received under the terms of the agreement in October 2009 upon satisfaction of the funding conditions of the agreement.

          On January 7, 2010, the Company entered into a Placement Agent Agreement , pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of up to $10 million of registered securities of the Company, including shares of the Company's common stock, par value $.002 per share and warrants to purchase shares of Common Stock in a registered direct offering. In connection with the transaction, the Company will pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds received by the Company and (ii) warrants to purchase shares of common stock equal to 6% of the Shares sold in the offering, under the same terms as the warrants issued to the purchasers; except, the exercise price shall be 125% of the public offering price per share and the expiration date shall be five years from the effective date of the Company's S-3 Registration Statement. The Company also agrees to reimburse the Placement Agent's expenses (with supporting invoices/receipts) up to a maximum of 1% of the aggregate gross proceeds raised in the placement, but in no event more than $25,000.

          On January 14, 2010, the Company entered into definitive security purchase agreements with 23 institutional investors (collectively, 'Purchasers") to sell an aggregate of $10.0 million of units, each unit consisting of one Share and one-half of a Warrant to purchase a Share by way of the Placement. Pursuant to the transaction, the Company has agreed to sell to the Purchasers an aggregate of 7,692,310 Shares and Warrants to purchase up to 3,846,155 additional Shares. The Warrants will be exercisable at an exercise price of $1.70 per share beginning immediately after issuance and will expire 5 years from the date they are first exercisable.

          The registered direct offering closed on January 20, 2010, and the Company has received net proceeds of approximately $9,375,000, after deducting placement agent fees and other offering expenses. The securities will be issued pursuant to the Company's effective S-3 Registration Statement under which the securities will be registered.

          The units, including the Shares and Warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants will be issued pursuant to a prospectus supplement dated as of January 20, 2010, which was filed with the Securities and Exchange Commission ("SEC") in connection with a takedown from Santa Fe's shelf registration statement on Form S-, which became effective on December 29, 2009, and the base prospectus contained in such registration statement.

          From the date of the transaction, the Company has agreed that it will not issue additional common stock or securities convertible into common stock for a period of 90 days. The Company also agreed that in any subsequent financings completed within six months of the closing, except for an underwritten public offering, that the Purchasers shall have the right to participate up to 25% in the subsequent financings. In any registered public offering, the Purchasers shall have the right to participate, but no Purchaser shall have the right to purchase any particular amount of such underwritten public offering.

          The Company intends to use the net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project; acquisition of additional feed sources for expansion of the Lordsburg mill; advancement of the Ortiz gold project; exploration of the Pilar gold project; and pursuit of acquisition opportunities

Factors Affecting Future Operating Results

          We have continued to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placement in January 2010, important elements of the plan include remaining current in the filing of our annual and quarterly financial reports and continuing to raise funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

          During the three months ended December 31, 2009, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

          During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          On November 18, 2009, 18,219 shares of common stock were issued to a convertible debenture holder for conversion of $18,219 of note principal at $1.00 per share in accordance with the debenture terms.

          On December 7, 2009, the Company issued 20,000 shares of common stock at a market value of $29,400 for investor relations services.

          On December 11, 2009, a warrant holder exercised 651,945 warrants with an exercise price of $1.00 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 207,235 shares were issued.

          On December 29, 2009, an option holder exercised 10,000 options with an exercise price of $0.60 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 5,522 shares were issued.

          On December 31, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock. The aggregate amount of accrued interest converted was recorded as capitalized interest expense during the three months ended December 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS

          (a)      The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2010	SANTA FE GOLD CORPORATION

	By:	/s/ W. Pierce Carson
W. Pierce Carson,
Chief Executive Officer, President, Director and
Principal Accounting Officer