Form 10-K/A
period 2009-06-30
Santa Fe Gold CORP
filed 2010-05-03
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 001-12974

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
Yes [   ]    No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

            Santa Fe Gold Corporation (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended June 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 13, 2009. This Amendment No. 1 to Form 10-K should be read in conjunction with the Form 10-K and the Company’s subsequent reports filed with the SEC.

            This Amendment No. 1 incorporates amendments to our Form 10-K as follows:

General

            We have corrected our commission file number on the cover of our Form 10-K to read 001-12974.

Disclosure Controls and Procedures

            Under Item 8, we have added “Management’s Report on Internal Control Over Financial Reporting” (following Table of Contents and before Report of Independent Registered Public Accounting Firm), pursuant to Item 308 of Regulation S-K.

Exhibit 31.1

            We have revised our certifications to match the exact form set forth in Item 601(b)(31) of Regulation S-K.

ITEM 8.

SANTA FE GOLD CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

           Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.

           Our internal controls were designed to provide reasonable assurance as to (i) the reliability of our financial reporting; (ii) the reliability of the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States; and (iii) the safeguarding of assets from unauthorized use or disposition.

            We conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective at a reasonable assurance level as of June 30, 2009.

ITEM 15. EXHIBITS

Exhibit
No.	Description	Location

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010 .

SANTA FE GOLD CORPORATION

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on April 30, 2010 .

SIGNATURE	TITLE

/s/ Lawrence G. Olson	Chairman of the Board
Lawrence G. Olson

/s/ W. Pierce Carson	President and Chief Executive Officer
W. Pierce Carson	(Principal Executive Officer)

/s/ W. Pierce Carson	Chief Financial Officer
W. Pierce Carson	(Principal Financial Officer)

/s/ John E. Frost	Director
John E. Frost