Form 10-Q
period 2010-03-31
Santa Fe Gold CORP
filed 2010-05-17
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,287,419 shares outstanding as of May 14, 2010.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,544,021	$509,846
Accounts receivable	261,585	-
Prepaid expenses and other current assets	315,364	150,251
Total Current Assets	8,120,970	660,097
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	3,800,252	3,848,292
OTHER ASSETS:
Construction in progress	14,111,728	9,800,997
Idle equipment, net	1,223,528	1,258,500
Restricted cash	410,374	410,374
Deferred financing costs	437,595	214,043
Total Other Assets	16,183,225	11,683,914
	$28,683,447	$16,771,303

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$529,487	$1,245,303
Accrued liabilities	267,270	383,352
Derivative instrument liabilities	12,518,832	2,643,500
Current portion of notes payable	196,434	74,430
Current portion of capital leases	132,428	130,806
Current portion of senior secured convertible notes payable, net of discount of $-0- and $8,027, respectively	-	10,192
Deferred revenue	243,107	-
Accrued interest payable	253,736	24,817
Total Current Liabilities	14,141,294	4,512,400
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $4,071,283 and $4,514,554, respectively, net of current portion	9,878,717	9,435,446
Derivative instrument liabilities	-	5,162,176
Notes payable, net of current portion	133,066	196,088
Capital leases, net of current portion	167,973	267,031
Deferred revenue	3,756,893	-
Asset retirement obligation	84,059	84,059
Total Liabilities	28,162,002	19,657,200
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized; 92,287,419 and 82,316,112 shares issued and outstanding, respectively	184,575	164,632
Additional paid in capital	56,675,348	49,926,931
Accumulated (deficit)	(56,338,478)	(52,977,460)
Total Stockholders' Equity (Deficit)	521,445	(2,885,897)
	$28,683,447	$16,771,303

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

SALES	$261,532	$45,049	$274,978	$68,192

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	11,061	264	34,667
Exploration and mining costs	275,425	166,600	449,259	407,415
General and administrative	655,407	464,603	1,726,510	1,615,251
Depreciation and amortization	127,641	85,027	342,121	148,765
Accretion of asset retirement obligation	-	1,250	-	3,750
	1,058,473	728,541	2,518,154	2,209,848

(LOSS) FROM OPERATIONS	(796,941)	(683,492)	(2,243,176)	(2,141,656)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	-	(3,572)	-
Interest income	6,948	28,159	10,150	81,457
Miscellaneous income	1,000	-	4,278	61,262
Foreign currency translation (loss) gain	(726)	2,021	(621)	10,467
Gain (loss) on derivative instrument liabilities	3,634,854	(6,259,972)	671,158	(3,474,893)
Relief of debt	-	-	-	48,872
Accretion of discounts on notes payable	(260,774)	(607,926)	(774,437)	(1,133,452)
Interest expense	(25,017)	(63,523)	(82,162)	(190,048)
	3,356,285	(6,901,241)	(175,206)	(4,596,335)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	2,559,344	(7,584,733)	(2,418,382)	(6,737,991)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$2,559,344	$(7,584,733)	$(2,418,382)	$(6,737,991)

Income (Loss) per Share:
Basic	$0.03	$(0.10)	$(0.03)	$(0.09)

Diluted	$0.03	$(0.10)	$(0.03)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	90,646,438	76,009,126	86,023,046	75,795,815

Diluted	90,646,438	76,009,126	86,023,046	75,795,815

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,418,382)	$(6,737,991)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	342,121	148,765
Stock compensation	509,677	772,065
Accretion of discount on notes payable	774,436	1,133,452
Accretion of asset retirement obligation	-	3,750
Relief of debt	-	(48,872)
Foreign currency translation (gain) loss	621	(10,467)
(Gain) loss on derivative instrument liabilities	(671,157)	3,474,893
Loss on disposal of assets	3,572	-
Amortization of deferred financing costs	64,448	45,866
Net change in operating assets and liabilities:
Accounts receivable	(261,585)	(4,949)
Prepaid expenses and other current assets	(165,113)	(75,356)
Deposits	-	(34,590)
Accounts payable	(716,437)	79,740
Accrued liabilities	83,920	(9,099)
Accrued interest payable	228,919	694,951
Net Cash (Used in) Operating Activities	(2,224,960)	(567,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	-	(21,355)
Proceeds from disposal of assets	31,400	-
Purchase of property, plant and equipment	(277,257)	(2,124,243)
Construction in progress	(3,827,731)	(6,325,759)
Net Cash (Used in) Investing Activities	(4,073,588)	(8,471,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	8,150,000
Proceeds from issuance of stock and warrants	10,301,003	-
Proceeds from notes payable	212,762	-
Payments on notes payable	(170,606)	(66,567)
Payments on capital leases	(97,436)	(51,299)
Payments on line of credit	-	(11,400)
Payments on convertible debenture notes	-	(238,520)
Payment of private placement fees	(625,000)	-
Payment of financing costs	(288,000)	-
Deferred revenue	4,000,000	-
Net Cash Provided by Financing Activities	13,332,723	7,782,214
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,034,175	(1,256,985)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	509,846	3,255,754
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,544,021	$1,998,769

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended
	March 31,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$78,711	$43,599

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of accrued interest	$483,000	$-

Equipment purchased with notes payable	$16,825	$94,613

Equipment purchased with capital leases	$-	$480,744

Stock issued for conversion of accrued liability	$200,000	$-

Stock issued for conversion of senior secured convertible notes	$-	$380,625

Stock issued for conversion of note payable	$18,219	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

          Santa Fe Gold Corporation (the Company) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold project in New Mexico, the leased Ortiz gold property in New Mexico, the 100% owned Black Canyon mica project in Arizona, the 100% owned Planet micaceous iron oxide property in Arizona, and formerly the purchase option lease contract on the Pilar gold property in Sonora, Mexico. Based upon the initial results of its sampling program, the Company has decided not to continue any additional work on the Pilar gold property, and in accordance with the provisions of the contract has relinquished its rights in the project.

          The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

          The Company had a net loss of $2,418,382 for the nine months ended March 31, 2010, has a working capital deficit of $6,020,324 which includes a non-cash financial derivative liability of $12,518,832 and has a total accumulated deficit of $56,338,478 at March 31, 2010. In addition, the Company had only nominal revenue generating operations in the nine months ended March 31, 2010. To continue as a going concern, the Company is dependent on continued fund raising for project development and for administrative operating expenses.

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

          The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis which consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs. The derivatives and their respective derivative values measured using Level 3 inputs as of March 31, 2010 are as follows:

				March 31,
	Level 1	Level 2	Level 3	2010
Other Assets:
Idle equipment, net	---	---	$1,223,528	$1,223,528

Value of derivative instruments liability	---	---	$12,518,832	$12,518,832

          Idle equipment includes equipment associated with the mica project which the Company ceased operations and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the nine-month period ended March 31, 2010 and the reduction of $34,972 during this period resulted from the sale of equipment.

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

Net Earnings (Loss) per Common Share

          The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Therefore the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Recent Accounting Pronouncements

          Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right. ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

          For the nine months ended March 31, 2010 and 2009, the Company recognized a loss for the change in fair value of the embedded conversion derivative liability in the amounts of $379,098 and $-0-, respectively.

          For the nine months ended March 31, 2010, the Company recognized a gain for the change in fair value of the derivative liability in the amount of $671,158. For the nine months ended March 31, 2009, the Company recognized a loss of $3,474,893.

          In August 2009, the FASB issued Accounting Standards Update (“ASU”) ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair values of liabilities under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 describes various valuation methods that can be applied to estimating the fair value of liabilities, requires the use of observable inputs, and minimizes the use of unobservable valuation inputs. ASU 2009-05 was effective for the Company’s interim reporting period beginning October 1, 2009.

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

          The fair market value of the derivative instruments liability at March 31, 2010, was determined to be $12,518,830 with the following assumptions: (1) risk free interest rate of 0.68% to 2.43%, (2) remaining contractual life of 1.45 to 4.76 years, (3) expected stock price volatility of 86%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the nine months ended March 31, 2010, of $671,158 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2009	March 31, 2010	March 31, 2010
Convertible Debentures:
Compound Embedded Derivatives	$4,907	$-	$4,907
Purchase Agreement Warrants	6,543,873	8,535,366	(1,991,493)
Amendment 2 Warrants	1,256,896	899,335	357,561
Embedded Conversion Option	--	3,084,129	(3,084,129)
Totals	$7,805,676	$12,518,830	(4,713,154)

Derivative liability at the time of warrant exercise applied to additional paid in capital			(788,293)
Amount at adoption of accounting change on July 1, 2009			2,705,031
Amount allocated to warrants at transaction inception			3,467,574
			$671,158

The derivative liability is comprised of the following as of:

	March 31,	June 30,
	2010	2009
Current portion of derivative instruments liability	$12,518,830	$2,643,500
Long-term portion of derivative instruments liability	-	5,162,176
	$12,518,830	$7,805,676

          The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

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

Senior Secured Convertible Debenture

          On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest on the outstanding principal balance is payable in quarterly installments, commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company has received the total advances under the agreement of $13,500,000, and the Company has issued an aggregate of 6,750,000 warrants under the debenture advances.

          On June 30, 2009, the Company entered into Amendment 2 on the Senior Secured Convertible Debenture dated December 21, 2007. Pursuant to the amendment, all the accrued interest on the debentures due June 30, 2009, in the collective aggregate amount of $974,360, was automatically converted into 974,360 shares of the Company’s common stock effective as of June 30, 2009. Additionally, the aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ended September 30, 2009 and December 31, 2009 were paid in shares of the Company’s common stock, to be valued at $1.00 per share at the time of payment and issuance. The amendment also provides that on March 31, 2010, the note holder shall have the option to make a six-month election, by providing written notice of its election thirty days prior to March 31, 2010, to have the March 31, 2010 and June 30, 2010 quarterly interest payments paid in shares of the Company’s common stock. The note holder has chosen not to make the election, and consequently the accrued interest relating to the debentures, totaling $236,250 for the quarter ended March 31, 2010, was paid in cash during April 2010. Commencing September 30, 2010, the note holder shall have the option to make an annual election, by providing 30 days prior written notice of its election, to have the subsequent four quarterly interest payments paid in shares of the Company’s common stock. Valuation of the common stock shall be based upon the Market Price of the stock for the 30 trading days immediately preceding the payment due date.

          The components of the convertible notes payable and debentures are as follows as of:

March 31, 2010:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(4,071,283)	9,878,717

	$13,950,000	$(4,071,283)	$9,878,717

June 30, 2009:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$18,219	$(8,027)	$10,192
Long-term portion, net of current	13,950,000	(4,514,554)	9,435,446

	$13,968,219	$(4,522,581)	$9,445,638

          Aggregate yearly maturities of long term debt based upon payment terms at March 31, 2010, are as follows:

2010	$-
2011	-
2012	13,950,000
Subtotal	13,950,000
Less: unamortized original discount	(4,071,283)
$9,878,717

          As of March 31, 2010, accrued interest payable on the convertible notes payable and debentures was $242,633.

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

          The following summarizes notes payable at March 31, 2010 and June 30, 2009:

	March 31,
	2010	June 30, 2009
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$156,906	$200,000

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	47,202	70,518

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	14,441	-

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $6,862, including interest through September 2010	33,717	-

Financing contract on insurance premiums interest at 5.99%, payable in 11 monthly installments of $13,098, including interest through October 2010	77,234	-
Total Outstanding Notes Payable	329,500	270,518
Less: Current maturities	(196,434)	(74,430)
Obligations of notes payable due after one year	$133,066	$196,088

          The aggregate maturities of notes payable as of March 31, 2010, is as follows:

Year ending June 30,
2010	$67,762
2011	138,821
2012	63,960
2013	58,957
Total Outstanding Notes Payable	$329,500

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

          Minimum future lease payments under capital leases, as of March 31, 2010, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2010	$33,451
2011	149,563
2012	92,447
2013	43,041
2014	3,599
Total minimum lease payments	322,101
Amount representing interest	(21,700)
Present value of future minimum lease payments	300,401
Current portion of capital lease obligations	(132,428)
Obligations of capital leases due after one year	$167,973

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

          On August 17, 2009, the Company issued 18,868 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 9,434 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount. The private placement was subject to a sales commission and an additional 1,910 shares of common stock were issued as a commission on the transaction. On August 25, 2009, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 4,286 shares were issued.

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

          On January 20, 2010, the Company closed a registered direct offering with 23 institutional investors and issued 7,692,310 shares of common stock and warrants to purchase an additional 3,846,155 shares of common stock. The Company received net proceeds of approximately $9,375,000, after deducting placement agent fees and other offering expenses. The securities were issued pursuant to the Company's effective S-3 Registration Statement under which the securities are registered. The units, including the Shares and Warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants were issued pursuant to a prospectus supplement dated as of January 20, 2010, which was filed with the Securities and Exchange Commission ("SEC") in connection with a takedown from Santa Fe's shelf registration statement on Form S-3, which became effective on December 29, 2009, and the base prospectus contained in such registration statement. From the date of the transaction, the Company has agreed that it will not issue additional common stock or securities convertible into common stock for a period of 90 days. The Company also agreed that in any subsequent financings completed within six months of the closing, except for an underwritten public offering, that the Purchasers shall have the right to participate up to 25% in the subsequent financings. In any registered public offering, the Purchasers shall have the right to participate, but no Purchaser shall have the right to purchase any particular amount of such underwritten public offering.

          On March 22, 2010, an option holder exercised 20,000 options with an exercise price of $0.60 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 8,680 shares were issued.

Issuances of Options

          On July 13, 2009, the Company granted a five (5) year option to purchase 200,000 shares of common stock to an employee under the 2007 Equity Incentive Plan. The option exercise price is $1.00 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The fair market value of the options at the time of issuance was determined to be $103,123 with the following assumptions: (1) risk-free rate of interest of 0.92%, (2) an expected life of 2.75 years, (3) expected stock price volatility of 83.13%, and (4) expected dividend yield of zero. Stock-based compensation expense of $103,123 was recognized during the nine months ended March 31, 2010.

          On January 1, 2010, the Company issued 75,000 five year options with an exercise of $1.38, the market price on the date of the grant, to each of the two outside directors. The options have a vesting period of six months from the date of grant. The fair market value of the options at the time of issuance was determined to be $114,600 with the following assumptions: (1) risk-free rate of interest of 1.70%, (2) an expected life of 3.0 years, (3) expected stock price volatility of 85.14%, and (4) expected dividend yield of zero. Stock-based compensation expense of $57,300 was recognized during the three months ended March 31, 2010.

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

          On January 20, 2010, in connection with the registered direct offering for 7,692,310 shares of the Company’s common stock, the Company issued 3,846,155 five year warrants giving the holder the right to purchase common stock at $1.70 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. The fair market value of the warrants under the placement at the time of issuance was determined to be $2,921,877 with the following assumptions: (1) risk-free rate of interest of 2.45%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 85.19%, and (4) expected dividend yield of zero. The private placement was subject to the issuance of 461,539 warrants to placement agents, exercisable at $1.625 per share and has an exercise period of approximately 4.9 years. The warrants vest six months from the date of issuance. The fair market value of the placement agent warrants under the placement at the time of issuance was determined to be $353,190 with the following assumptions: (1) risk-free rate of interest of 2.45%, (2) an expected life of 4.94 years, (3) expected stock price volatility of 85.19%, and (4) expected dividend yield of zero.

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

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 Equity Incentive Plan and outside of these plans, for the nine months ended March 31, 2010, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2009	6,390,000	$0.22	11,616,506	$1.01
Granted	350,000	$1.16	4,419,957	$1.68
Canceled	(100,000)	$0.94	---	---
Expired	---	---	(75,001)	$1.58
Exercised	(1,230,000)	$0.19	(951,934)	$1.02
Outstanding at March 31, 2010	5,410,000	$0.29	15,009,528	$1.20

          Stock options and warrants exercisable at March 31, 2010, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	3.52	$0.11	$1.00	3,483,203	3,483,203	1.83	$1.00
$0.46	100,000	100,000	2.32	$0.46	$1.00	6,750,000	-	4.76	$1.00
$0.55	175,000	175,000	2.75	$0.55	$1.06	253,773	253,773	4.28	$1.06
$0.60	725,000	725,000	3.68	$0.60	$1.25	214,858	214,858	2.69	$1.25
$1.00	200,000	200,000	4.13	$1.00	$1.625	461,539	-	4.75	$1.625
$1.165	60,000	60,000	4.28	$1.165	$1.70	3,846,155	3,846,155	4.81	$1.70
$1.38	150,000	-	4.76	$1.38
	5,410,000	5,260,000				15,009,528	7,797,889

Outstanding Options	3.61	$0.29	Outstanding Warrants	4.05	$1.20
Exercisable Options	3.53	$0.24	Exercisable Warrants	3.40	$1.35

          As of March 31, 2010, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $4,754,410 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $4,416,910. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.05 closing stock price of the Common Stock on March 31, 2010. The total number of in-the-money options and warrants vested and exercisable as of March 31, 2010, was 8,683,203.

          The total intrinsic value of options and warrants exercised during the period ended March 31, 2010, was approximately $9,200. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The total cash proceeds received from the exercise of stock options and warrants was $75,000.

          The total fair value of options and warrants granted during the period ended March 31, 2010, was approximately $3,389,707. The total grant-date fair value of option shares vested during the period ended March 31, 2010, was approximately $103,123.

          As of March 31, 2010, there was approximately $57,320 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options granted. This cost is expected to be recognized over a weighted-average period of 0.25 years.

NOTE 9 – SUBSEQUENT EVENTS

          The Company has evaluated events and transactions that occurred subsequent to March 31, 2010 for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

          On April 6, 2010, the Company issued a purchase order for the purchase of a mining truck for the Summit project for an aggregate purchase price of $220,000. The Company has made a down payment on the truck of $53,750 and anticipated delivery should occur in 4-5 months.

          On April 16, 2010, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 3,815 shares were issued.

          On May 1, 2010, the Company entered into an agreement for investor relations services. The agreement covers a period of twelve months with monthly payments of $15,000, for a total payment of $180,000, and a monthly payment of 15,000 restricted shares of the Company’s stock, for a total payment of 180,000 shares. Additionally, the Company has issued a three (3) year option to purchase 500,000 shares of the Company’s stock with an exercise price of $1.30 for 250,000 shares, and an exercise price of $1.70 for the remaining 250,000 shares. The options shall vest in 25% increments after periods of three, six, nine, and twelve months. The fair market value of the options at the time of issuance was determined to be $170,418 and will be expensed over the vesting periods with the following assumptions: (1) risk-free rate of interest of 1.56%, (2) an expected life of 3.0 years, (3) expected stock price volatility of 71.55%, and (4) expected dividend yield of zero.

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

Basis of Presentation and Going Concern

          The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We had a net loss of $2,418,382 for the nine months ended March 31, 2010, and have a total accumulated deficit of $56,338,478 at March 31, 2010. To continue as a going concern, we are dependent on continued fund raising for project development, execution of our business strategy and payment of general and administrative operating expenses.

          We will need to continue to raise additional working capital to deploy other segments of our business plan and for corporate general and administrative operating expenses. There is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. As of March 31, 2010, we have cash on hand aggregating $7,544,021. We will be required to raise additional working capital in equity or financing transactions in order to satisfy our expected cash expenditures and continue to deploy our current business strategies.

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

          On January 20, 2010, the Company closed a registered direct offering and issued 7,692,310 shares of common stock and warrants to purchase an additional 3,846,155 shares of common stock. The Company received net proceeds of approximately $9,375,000, after deducting placement agent fees and other offering expenses. The securities were issued pursuant to the Company's effective S-3 Registration Statement under which the securities are registered. See Liquidity and Capital Resources section below for additional description of the Placement transaction.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2010 and 2009

          Sales

          We had revenues of $261,532 for the three months ended March 31, 2010, as compared to $45,049 for the three months ended March 31, 2009. The increase of $216,483 is due to revenues of $260,763 from precious metals recovery from our initial trial flux material shipments for smelter feedstock. Walk-in sales for aggregate products decreased to $769 for the current three months ended March 31, 2010, from $45,049 for the comparable period ended March 31, 2009.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $-0- for the three months ended March 31, 2010, as compared to $11,061 for the three months ended March 31, 2009. The decrease of $11,061 is attributable to not incurring any operating costs allocable to the nominal aggregate segment in the current reporting period. Costs attributable to the flux material feedstock was not inventoried as the potential value of precious metals recovery was not determinable and all related costs have been capitalized to the project.

          Exploration and mining costs were $275,425 for the three months ended March 31, 2010, as compared to $166,600 for the three months ended March 31, 2009, an increase of $108,825. The increase is mainly attributable to increases in shop supplies of $12,532; repairs and maintenance of $15,923; general operating expenses aggregating $47,971; property and casualty insurance of $9,782, and property taxes of $36,214. These increases were offset mainly by a decrease in fuel expense of $7,551.

          General and administrative expenses increased to $655,407 for the three months ended March 31, 2010, from $464,603 for the comparative three months ended March 31, 2009, an increase of $190,804. The increase is attributable primarily to increased expenses in the following areas: labor burden of $80,728; legal services of $30,897 related to financing activities; auditing and accounting expenses of $42,336; corporate filing fees of $13,608, deferred finance costs of $9,290 and investor relations and consulting fees aggregating $147,536. These increases where offset by a decrease in stock compensation related to options of $92,757 and stock exchange fees of $16,682.

          Depreciation and amortization expense increased to $127,641 for the quarter ended March 31, 2010, as compared to $85,027 for the quarter ended March 31, 2009, and increase of $42,614. The increase is related to on-going equipment purchases for the Summit Project and additional fixed assets put into service.

          Other Income and Expenses

          Other income and (expenses) for the three months ended March 31, 2010, were $3,356,285 as compared to $(6,901,241) for the comparable three months ended March 31, 2009. The net change of $10,257,526 is primarily attributable to an increase in the gain recognized on derivative instruments liability of $9,894,826 and by decreases in accretion of discounts on notes payable of $347,152 and interest expense of $38,506 and were offset by a decrease in interest income of $21,211.

          Loss on Derivative Financial Instruments

          We recognized a gain on derivative financial instruments of $3,634,854 for the three months ended March 31, 2010, as compared to a loss of $6,259,972 for the prior year’s comparable period, resulting in a difference of $9,894,826. The non-cash gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offering. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative income in the three months ended March 31, 2010, is attributable mainly to adjustments to record the embedded conversion feature of derivative financial instruments at fair value in accordance with current accounting standards, warrants issued under our registered direct offering, and changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment.. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2010 and 2009

          Sales

          We had revenues of $274,978 for the nine months ended March 31, 2010, as compared to $68,192 for the nine months ended March 31, 2009. The increase of $206,786 is due to revenues of $260,763 from precious metals recovery from our initial trial flux material shipments for smelter feedstock. Walk-in sales for aggregate products and miscellaneous decreased to $14,215 for the current nine months ended March 31, 2010, from $68,192 for the comparable period ended March 31, 2009, a decrease of $53,977. The Company does not actively market the aggregate products.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $264 for the nine months ended March 31, 2010, as compared to $34,667 for the nine months ended March 31, 2009. The decrease of $34,403 is attributable to not incurring any operating costs allocable to the nominal aggregate segment in the current reporting period. Costs attributable to the flux material feedstock was not inventoried as the potential value of precious metals recovery was not determinable and all related costs have been capitalized to the project.

          Exploration and mining costs were $449,259 for the nine months ended March 31, 2010, as compared to $407,415 for the nine months ended March 31, 2009, an increase of $41,844. The change is mainly attributable to increased costs incurred on a foreign subsidiary aggregating $34,424; repairs and maintenance of $20,934; general operating costs of $38,856; property and casualty liability insurance of $38,069, land lease payments of $7,312, and property taxes of $33,645. These increases were offset by decreases in equipment leases aggregating $43,819; shop supplies of $11,915; fuel costs of $8,031, and relocation costs attributable to the mica division of $78,160.

          General and administrative expenses increased to $1,726,510 for the nine months ended March 31, 2010, from $1,615,251 for the comparative nine months ended March 31, 2009, an increase of $111,259. The change is attributable primarily to the following increases: legal services of $119,447 relating to financing activities; auditing and accounting expenses of $63,125; general and administrative expenses related to the recent establishment of two foreign subsidiaries of $28,634; consulting and investor relations costs of $324,441; corporate filing fees of $20,483; commissions and finance fees of $30,678 and labor burden of $102,434. These increases were offset by decreases in the following: stock compensation of $448,000; stock compensation attributable to stock options of $127,231 and stock exchange fees of $16,682.

          Depreciation and amortization expense increased to $342,121 for the nine months ended March 31, 2010, as compared to $148,765 for the comparable period ended March 31, 2009, and increase of $193,356. The increase is related to on-going equipment purchases for the Summit Project and additional fixed assets put into service.

          Other Income and Expenses

          Other income and (expenses) for the nine months ended March 31, 2010, were $(175,206) as compared to $(4,596,335) for the comparable nine months ended March 31, 2009. The decrease of $4,424,129 is primarily attributable to decreases of the following: the loss recognized on derivative instruments liability of $4,146,051; accretion of discounts on notes payable of $359,015 and interest expense of $107,886. These expense decreases were offset by income decreases of: interest income of $71,307; miscellaneous income of $56,984 and relief of debt of $48,872.

          Loss on Derivative Financial Instruments

          We recognized a gain on derivative financial instruments of $671,158 for the nine months ended March 31, 2010, as compared to a loss of $3,474,893 for the prior year comparable period, resulting in a difference of $4,146,051. The non-cash gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offering. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain in the nine months ended March 31, 2010, is attributable mainly to adjustments to record the embedded conversion feature of derivative financial instruments at fair value in accordance with current accounting standards, warrants issued under our registered direct offering, and changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

          To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

          As of March 31, 2010, we had cash on hand of $7,544,021, a working capital deficit of $6,020,324, which included a non-cash financial derivative liability of $12,518,832 in this amount, and an accumulated deficit of $56,338,478.

          We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

          We continue to seek funding to advance our business plan and strategies. We will require additional funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We anticipate going into production in the second calendar quarter of 2010 and that our operations for the remaining fiscal year 2010 will be funded mainly from anticipated sales of precious metals, the sale of our securities and possibly through the exercise of certain options and warrants. We believe we will be able to finance our continuing future activities, although there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, future operations and liquidity may be adversely impacted. In the event that we are unable to obtain required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

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

          On January 14, 2010, the Company entered into definitive security purchase agreements with 23 institutional investors (collectively, 'Purchasers") to sell an aggregate of $10.0 million of units, each unit consisting of one Share and one-half of a Warrant to purchase a Share by way of the Placement. Pursuant to the transaction, we agreed to sell to the Purchasers an aggregate of 7,692,310 Shares and Warrants to purchase up to 3,846,155 additional Shares. The Warrants are exercisable at an exercise price of $1.70 per share beginning immediately after issuance and will expire 5 years from the date they are first exercisable. The private placement was subject to the issuance of 461,539 warrants to Placement Agents, exercisable at $1.625 per share and have an exercise period of approximately 4.9 years. These warrants vest six months from the date of issuance.

          On January 20, 2010, we closed the registered direct offering and issued 7,692,310 shares of common stock, warrants to purchase an additional 3,846,155 shares of common stock and 461,539 warrants to the Placement Agents. We received net proceeds from the offering of approximately $9,375,000, after deducting placement agent fees and other offering expenses.

          The securities were issued pursuant to the Company's effective S-3 Registration Statement under which the securities are registered. The units, including the Shares and Warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants were issued pursuant to a prospectus supplement dated as of January 20, 2010, which was filed with the Securities and Exchange Commission ("SEC") in connection with a takedown from Santa Fe's shelf registration statement on Form S-3, which became effective on December 29, 2009, and the base prospectus contained in such registration statement. From the date of the transaction, the Company has agreed that it will not issue additional common stock or securities convertible into common stock for a period of 90 days. The Company also agreed that in any subsequent financings completed within six months of the closing, except for an underwritten public offering, that the Purchasers shall have the right to participate up to 25% in the subsequent financings. In any registered public offering, the Purchasers shall have the right to participate, but no Purchaser shall have the right to purchase any particular amount of such underwritten public offering.

          We are utilizing the net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project; acquisition of additional feed sources for expansion of the Lordsburg mill; advancement of the Ortiz gold project; and pursuit of acquisition opportunities.

Factors Affecting Future Operating Results

          We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placement in January 2010, important elements of the plan include remaining current in the filing of our annual and quarterly financial reports and continuing to raise funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

          During the three months ended March 31, 2010, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

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

          During the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          On January 20, 2010, the Company closed a registered direct offering and issued 7,692,310 shares of common stock and warrants to purchase an additional 3,846,155 shares of common stock. The Company received net proceeds of approximately $9,375,000, after deducting placement agent fees and other offering expenses. The securities were issued pursuant to the Company's effective S-3 Registration Statement under which the securities are registered. The units, including the Shares and Warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants were issued pursuant to a prospectus supplement dated as of January 20, 2010, which was filed with the Securities and Exchange Commission ("SEC") in connection with a takedown from Santa Fe's shelf registration statement on Form S-3, which became effective on December 29, 2009, and the base prospectus contained in such registration statement. From the date of the transaction, the Company has agreed that it will not issue additional common stock or securities convertible into common stock for a period of 90 days. The Company also agreed that in any subsequent financings completed within six months of the closing, except for an underwritten public offering, that the Purchasers shall have the right to participate up to 25% in the subsequent financings. In any registered public offering, the Purchasers shall have the right to participate, but no Purchaser shall have the right to purchase any particular amount of such underwritten public offering.

          On March 22, 2010, an option holder exercised 20,000 options with an exercise price of $0.60 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 8,680 shares were issued.

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

Dated: May 14, 2010	SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
W. Pierce Carson,
Chief Executive Officer, President, Director and
Principal Accounting Officer