Form 10-K
period 2010-06-30
Santa Fe Gold CORP
filed 2010-09-28
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

The aggregate market value of the Common Stock of Santa Fe Gold Corporation held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $84,745,941.

As of September 27, 2010, there were 93,062,510 shares of common stock outstanding.

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

PART I

ITEM 1.        BUSINESS

History and Organization

          Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire and develop mining properties amenable to low cost production. Presently, we have four projects: Our Summit silver-gold and Ortiz gold projects located in New Mexico; and our Black Canyon mica and Planet micaceous iron oxide projects located in Arizona. See “Item 2. Properties” for more information about our properties. We have constructed a mill and are developing an underground mine at our Summit silver-gold project, which successfully started up in 2010. We expect commercial production to be achieved in 2011. Information about the Company, including a link to our most recent financial reports filed with the Securities and Exchange Commission (“SEC”), can be viewed on our website at www.santafegoldcorp.com.

          From July 1, 2006 through the current date, we completed private placements of our common stock, and notes convertible into our common stock, for amounts aggregating $2,856,757. Additionally, in December 2007, we raised capital pursuant to a private placement of convertible debentures aggregating $13,500,000. In September 2009, we entered into a gold sale agreement with an investor that included an upfront payment of $4,000,000. In January 2010, we raised $10,000,000 through a registered direct offering pursuant to an S-3 Registration Statement. We used the majority of the funds raised to acquire and construct the Summit mine and Banner mill and for working capital. We anticipate using the remainder of the $10 million raised in January 2010 to continue these efforts. See” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

          Construction of the Summit mine and related Banner mill was the focus of our activities in 2010. In April 2007, we received results of a preliminary feasibility study carried out by an independent geological engineering firm that concluded that development of the Summit deposit would be economically viable. Capital cost was estimated as $13.4 million and the construction schedule was estimated to require 12 months. In December 2007, we arranged a financing of $13.5 million by way of a private placement of senior secured convertible debentures. We began construction activities during the first quarter of 2008, including development of the Summit mine and construction of the Banner mill. Underground mine development is on-going. Construction of the Banner mill was completed in Q2 2009 except for the tailings disposal impoundment, for which in October 2009 we received a conditional permit that allowed construction to proceed. Construction of the tailings disposal impoundment was completed in Q1 2010. Commencement of processing operations at the Banner mill began on March 25, 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, we expanded mill operations to two shifts per day, five days a week. Sales of ore as silica flux commenced in Q2 2010 and sales of precious metals flotation concentrates began in Q3 2010. We plan to ramp up production from the Summit mine and increase throughput at the Banner mill, and expect the Summit project to achieve commercial production in 2011. As of June 30, 2010, we have approximately $48.4 million in federal tax loss carry-forwards to shelter federal income tax otherwise payable.

          Our principal executive offices are located at 1128 Pennsylvania NE, Suite 200, Albuquerque, New Mexico 87110, and our telephone number is (505) 255-4852. Our Summit operations in southwestern New Mexico are conducted through our wholly-owned subsidiary, The Lordsburg Mining Company. Our mica operations in Arizona are conducted through our wholly- owned subsidiary, Azco Mica Inc. Our activity in Mexico is conducted through our wholly-owned subsidiary, Minera Sandia, S.A. de C.V. Administration of the September 2009 gold sale agreement is conducted through our wholly-owned Barbados subsidiary, Santa Fe Gold (Barbados) Corporation.

          Please refer to page 30 of this report for a glossary of certain terms used herein.

Recent Developments

          On September 24, 2010, we entered into a non-binding Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which we will acquire all of the outstanding shares of common stock of Columbus Silver in exchange for shares of our common stock. The contemplated exchange ratio is one share of our common stock for every 5.82515 shares of Columbus Silver’s common stock. It is contemplated that we will issue a total of 8,787,527 shares in the transaction, which is valued at approximately $9.93 million. Following completion of the transaction, it is estimated that we will be owned 91.37% by current Company shareholders and 8.63% by Columbus Silver shareholders. The combination with Columbus Silver is a notable step forward in our objective to become a significant North American precious metals producer.

          The Memorandum of Understanding contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of Santa Fe Gold and Columbus Silver, stock exchange and regulatory approvals, and Columbus Silver shareholder approval. On September 27, 2010, in relation to the transaction with Columbus Silver, we filed a Current Report on Form 8-K

          On September 13, 2010, we announced the Company has shipped an initial 20 tons of precious metals concentrate to a European smelter. At current metal prices, the shipment contains approximately $425,000 in gold and silver. We will be paid for the gold and silver less customary smelter charges.

          On September 1, 2010, we announced the Company will supply an additional 3,000 to 6,000 tons of trial siliceous flux material to a smelter in Arizona. We previously provided the smelter with 3,000 tons of similar material earlier in the year. The flux material will be processed for precious metals recovery. We will be paid for the contained silver and gold less customary charges. The siliceous flux constitutes ore from the Summit mine upgraded in silica and precious metals contents through crushing and screening.

          On August 26, 2010, we announced the Company has contracted with another Arizona smelter to supply a trial shipment of 1,000 tons of siliceous flux material. The flux material will be processed for precious metals recovery. We will be paid for the contained silver and gold less customary charges. The siliceous flux constitutes a beneficiated product of ore from the Summit mine upgraded in silica and precious metals contents through crushing and screening.

          On January 20, 2010 we entered into definitive agreements with 23 institutional investors to purchase $10 million of securities in a registered direct offering. We received net proceeds of $9,375,000 after deducting placement agent fees and other offering expenses. The securities were offered pursuant to an effective S-3 Registration Statement. The company sold to the investors an aggregate of 7,692,310 shares of its common stock, and warrants to purchase up to 3,846,155 additional shares of common stock. Each unit, consisting of one share of common stock and one-half of a warrant to purchase a share of common stock, was sold for a purchase price of $1.30. The warrants to purchase additional shares are exercisable at an exercise price of $1.70 per share and have a term of 5 years.

           On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Resources Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. We will receive credit against the $4,000.000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

          On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of senior secured convertible debentures in the amount of $13,500,000. Proceeds from the debentures were used primarily for the development of the Summit project. The debentures were issued in accordance with a pre-determined funding schedule. The term of the debentures is 60 months. In fiscal 2008, we received advances aggregating $5,350,000 under the agreement, and in fiscal 2009 received advances aggregating $8,150,000, bringing the total received to $13,500,000.

          Effective June 30, 2009, we agreed with the investor to convert the aggregate accrued interest of $974,360 due June 30, 2009 under the convertible debentures, into 974,360 shares of the Company’s common stock. We also agreed that aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ending September 30, 2009 and December 31, 2009, shall be paid in shares of the Company’s common stock, to be valued at one dollar ($1.00) per share at the time of payment and issuance. Beginning in 2010, we have paid accrued quarterly interest in cash.

          On June 13, 2009, we entered into a purchase option contract on the Pilar gold property consisting of two mineral exploitation concessions covering 240 acres located 165 kilometers east-southeast of Hermosillo, State of Sonora, Mexico. In March 2010, we relinquished our interest in this property before the March 13, 2010 payments were due, after receiving disappointing results from an extensive program of trenching and surface sampling. Our wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V., entered into the purchase option contract with Minera de Suaqui Grande, S. de R.L. de C.V.

The contract provided for option payments of $1,000 upon signing, $99,000 on March 13, 2010, and $125,000 on March 13, 2011. The last payment of $1,307,000 was due March 13, 2012, and would have completed the purchase. In connection with the acquisition, we agreed to issue 117,000 restricted shares of common stock to Minera de Suaqui Grande, S. de R.L. de C.V. under the terms of a consulting agreement, and agreed to pay creditors $11,150 in cash and 17,400 shares of restricted common stock valued at $19,836. We also agreed to pay finder’s fees of $15,000 in cash and 25,000 shares of restricted common stock valued at $28,500, and to match option and purchase payments when they became due by payments either in cash or in restricted common stock. We were not required to pay a production royalty under the agreements.

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

          At the Summit mine and Banner mill, we are continuing permitting activities as construction and development progress. On October 2, 2009 we received a Permit to Construct and Operate the Banner Mill Tailings Dam from the NM Office of the State Engineer (OSE). This permit allowed us to construct a tailings disposal impoundment and commence discharge of mill tailings.

          Concurrent with the tailings disposal permit, New Mexico requires a Discharge Permit from the NM Environmental Department and a Reclamation Permit from Mining and Minerals Division under the NM Mining Act of 1993. Both of these permits have been issued, and financial assurance for future reclamation has been established.

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

Employees

          We currently have 36 full-time employees, including our executive officer, head office support staff and Lordsburg management and operating personnel. We also engage consultants and independent contractors in connection with financial accounting, construction, and exploration and development of our mining properties.

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

          Since our inception in 1991, we have not been profitable. As of June 30, 2010, our total accumulated deficit was approximately $55.1 million. To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators. It could be years before we receive significant revenues from industrial mineral or precious metals production. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive significant revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

          At the Summit silver-gold property, a qualified independent engineering firm has completed a pre-feasibility study that concluded there would be minimal risk in proceeding to development and mining on the basis of estimates of mineralized material. Subsequently, we have established probable reserves. However, the pre-feasibility stage estimate carries significant risks associated with factors including but not limited to the following:

  The limited amount of drilling completed to date. The Summit deposit is defined by only 78,000 feet of drilling in 88 drill holes. These holes are spaced to intersect the mineralized zone up to 200 feet apart, a drilling density insufficient for detailed mine planning in this style of epithermal precious metals deposit. As a result, mine plans are preliminary in nature and details must be developed in conjunction with underground development.

  Process and metallurgical testing has been limited to small pilot plant and bench scale testing. This causes uncertainty in metallurgical recovery and operating factors when scaling up to the full sized commercial plant. Although operating results to date at the Banner mill indicate that the mill will perform satisfactorily, additional fine tuning is necessary in order to optimize recovery of precious metals.

  Samples collected for metallurgical testing were selected from drill core from various parts of the Summit deposit and from samples taken from old underground workings located in the upper part of the deposit. Because of the small number and size of samples available for metallurgical testing, metallurgical results may not accurately characterize the deposit as a whole.

  The project has no significant operating history upon which to base estimates of operating costs and capital requirements. As a result, estimations of mineralized material, mining and process recoveries and operating costs have been based to a large extent upon the interpretation of geologic data from drill holes, and upon pre-feasibility estimates that derive forecasts of operating costs from anticipated tonnages and grades of mineralized material to be mined and processed, the configuration of the deposit, expected recovery rates of gold and silver from the mineralized material, comparable facility and equipment costs, and climatic conditions and other factors. Estimates of operating costs and capital requirements are preliminary estimates only.

  Commonly in new projects, actual construction costs, operating costs and economic returns differ materially from those initially estimated. Accordingly, there can be no assurance that the Summit mine or Banner mill can be brought into operation within the time frame or at the cost anticipated by the Company, or that the forecasted operating results can be achieved.

          Although preliminary feasibility studies carried out on the Summit silver-gold and Ortiz gold properties have yielded promising results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date on these properties have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline.

          Fluctuating gold and silver prices could negatively impact our business plan.

           The potential for profitability of gold and silver mining operations at our Summit silver-gold property and at our Ortiz gold property and the values of these properties are directly related to the market prices of gold and silver. The prices of gold and silver may also have a significant influence on the market price of our common stock. In the event that we obtain positive feasibility results and progress to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received. A decrease in the price of gold or silver at any time during future development or mining may prevent our properties from being economically mined or result in the impairment of assets as a result of lower gold or silver prices. The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has progressively increased from $445 per ounce to $972 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2005-2009
2005	2006	2007	2008	2009
$ 445	$603	$695	$872	$972

          Although it may be possible for us to protect against future gold and silver price fluctuations through hedging programs, the volatility of metal prices represents a substantial risk that is impossible to completely eliminate by planning or technical expertise. In the event gold or silver prices decline and remain low for prolonged periods of time, we might be unable to continue with development of our Summit silver-gold property or to develop our Ortiz gold property or produce any significant revenue.

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

          Under the terms of our lease with Ortiz Mines, Inc., we are required to meet certain obligations as is common in a mineral lease of this type. Among other requirements, we must begin mineral production by February 2015 (February 2022 in certain circumstances), make annual payments, pay a sliding-scale production royalty based on the price of gold and comply with all governmental permitting and other regulations. If we fail to make payments in a timely manner or to perform our other obligations as required under the lease, we are at risk that the lease could be cancelled.

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

          According to published information, mica prices have varied over the past several years, and the outlook for future mica prices is unclear. Manufactured sand prices in the Phoenix area generally have fluctuated over the past several years, with demand driven by the state of the housing, construction, and recreational markets, which in recent years has undergone a dramatic decline. There are numerous factors beyond our control that could affect markets for both mica and feldspathic sand. No assurance can be given as to future prices or demand for products, if any, that could be produced from our Black Canyon mica project. Any decline in prices could have a material adverse effect on project economics.

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
  decrease in reserves due to lower metal prices;
  fluctuations in production cost that may make mining uneconomical;
  unanticipated variations in grade and other geologic problems;
  unusual or unexpected formations;
  difficult surface or underground conditions;
  failure of pit walls or dams;
  metallurgical and other processing problems;
  environmental hazards;
  water conditions;
  mechanical and equipment performance problems;
  industrial accidents;
  personal injury, fire, flooding, cave-ins and landslides;
  labor disputes; and
  governmental regulations.

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

          We are highly dependent on seven persons, namely Mr. Olson, our chairman; Mr. Pierce Carson, our president and chief executive officer and principal financial officer; Mr. Martinez, our controller; Mr. Ryan Carson, manager of legal affairs; Mr. Moore, general manager of our Summit project; Mr. Freeman, senior consultant; and Mr. Floyd, mill superintendent. We rely heavily on these seven individuals for the conduct of our business, and the loss of any of them could significantly and adversely affect our business. In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us. We have no life insurance on the life of any officer.

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

          Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 55,000 shares per day. As a result, the sale of a significant amount of common stock by selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

          Our strategic objective is to develop the Summit project. In April 2007, we received results of an engineering study that concluded the Summit deposit would form the basis of an economically viable underground mining operation. On the basis of the results of the study, we determined to proceed to secure the capital necessary for development, and in December 2007 arranged for financing of $13.5 million by way of a private placement of senior secured convertible debentures. In September 2009, we entered into a gold sale agreement with an investor that included an upfront payment of $4,000,000 in return for sale of a portion of future gold production at a preferential price. In January 2010, we raised $10 million through a registered direct offering pursuant to an S-3 Registration Statement. We used the majority of the funds raised to acquire and construct the Summit mine and Banner mill and for working capital.

          Construction of the Banner mill and development of the Summit mine were initiated in Q1 2008, with an anticipated construction period of a minimum of twelve months. The Summit mine development is on-going. Construction of the Banner mill was completed in Q2 2009, except for the tailings dam and impoundment, for which in October 2009 we received a conditional permit allowing construction to proceed. Construction of the tailings disposal impoundment was completed in Q1 2010. We commenced processing operations at the Banner mill on March 25, 2010, and in July 2010 expanded milling operations to two shifts per day, five days per week. Sales of ore as silica flux commenced in Q2 2010 and sales of precious metals flotation concentrates began in Q3 2010. We plan to ramp up production from the Summit mine during the remainder of 2010 and expect to achieve commercial production in 2011.

          The Summit mining and processing operation involves underground mining of silver and gold ore from the Summit mine and trucking of the ore 57 miles to the Banner mill site where metallurgical processing takes place. At full production, mining is planned to be carried out at a rate of 400 tons per day (120,000 tons per year). At the Banner site, processing is accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals. This concentrate is planned to be marketed to a smelter or to a third-party precious metals processing plant.

          Since start-up in March 2010, the mill has demonstrated the ability to produce a high value silver-gold concentrate that averages around 600 ounces per ton silver and 10 ounces per ton gold. We have established trial sales of the concentrate to one smelter and plan to sell concentrate to other smelters as well. We also have shipped trial quantities of beneficiated Summit ore to two Arizona smelters as siliceous flux material, with the objective of reaching agreements on long term contracts. Any sales of siliceous flux material will be in addition to sales of concentrate produced at the Banner mill.

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

          The property is accessible by paved and gravel road approximately 15 miles northeast from Arizona State Highway 75 N and the town of Duncan, Arizona. Electric power is not available on or near the property and is generated on-site in connection with the Summit mining operation. Water for limited usage is available on and near the property.

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
[click for larger version]

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

          In order to maintain our claims in good standing, for our patented mining claims we must pay annual property taxes to Grant and Hidalgo Counties, and for our unpatented mining claims we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Grant and Hidalgo Counties. We are current on property taxes related to our patented claims. Annual assessment and recording costs for our unpatented claims total approximately $10,500. We have paid the required fees for the 2010 and 2011 assessment years (September 1, 2009 through August 31, 2011).

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

          Ore Reserve

          In October 2009, Chapman, Wood and Griswold, Inc. (“CWG”), an independent geological engineering firm, completed a Technical Report on the Summit project compliant with Canada’s National Instrument 43-101 Standards of Disclosure for Mineral Projects. Based on the work carried out for that report, in February 2010, CWG concluded that a portion of the mineralization in the footwall zone could be classified as a Probable Reserve under the SEC’s Industry Guide 7, as follows:

	Probable Reserve (Footwall Zone)

	Tons	Grade (oz/ton)(1)		Contained ounces
		Au	Ag	Au	Ag

Inplace, diluted(2)(3)	686,750	0.143	10.78	98,205	7,403,165
Minable @ 90% extraction	618,075	0.143	10.78	88,385	6,662,848
Ounces in conc. at 80% rec.				70,708	5,330,279

(1)	Assays cut to 0.45 oz Au/t and 45.0 oz Ag/ton
(2)	Diluted with 1.0 foot at grade on each wall. Minimum 6.0-foot horizontal width.
(3)	Cutoff grade 0.16 oz Au equivalent per ton, using a 60:1 gold-silver price ratio and equivalent recoveries for gold and silver.

          Mineralized Material

          During the evaluation of the Summit Mine mineral resource base, CWG noted significant quantities of mineralized material that cannot be classified as Reserves, as follows:

		Tons	Grade (oz/ton)
			Au	Ag

1.	Single-hole, isolated blocks within the footwall zone; inplace, diluted.	71,380	0.144	5.44
2.	Mineralization peripheral to the Probable Reserve in the footwall zone; inplace, diluted.	370,000	0.067	4.19
3.	Mineralization in a hangingwall section of the structure; inplace, undiluted at a 5-foot minimum horizontal width.	196,000	0.092	3.80

          CWG stated this mineralized material has the potential to be upgraded to Reserve status at current metal prices (approximately $1000 and $16 per ounce for gold and silver, respectively) following further definition by drilling and/or underground development.

          Project Economic Estimate

          Using capital and operating costs from CWG’s October 2009 Technical Report, and based on the Probable Reserves stated above, three-year (2007-2009) historic average gold and silver prices respectively of $846.57 and $14.34 per ounce, metallurgical recovery of 85 percent, and after payment of royalties and allowing for payments under a gold sale agreement, estimated Summit revenues over a six year mine life would total approximately $146 million and pre-tax net income would total approximately $77 million. Payback of capital would be achieved in 19 months after the commencement of production. The Company has approximately $48.4 million in federal tax loss carry-forwards to shelter federal income tax otherwise payable. Direct operating costs were estimated as $84.50 per ton of ore milled. The capital cost to bring the mine into production was estimated as $15.1 million, inclusive of mine development, mill construction, bonding requirements, and project management and working capital.

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

          Permits

          With the purchase of Lordsburg Mining in 2006, we acquired existing operating permits for the Summit property and the Banner mill site. The New Mexico Mining and Minerals Division issued these permits to Lordsburg Mining pursuant to the New Mexico Mining Act. We have modified and revised these permits as necessary to begin operations as necessary to facilitate the commencement of mining at the Summit property and resumption of mineral processing operations at the Banner mill site.

          Permit No. GR001ME at the Summit mine allows operation of a “minimal impact mine”. As surface disturbance expands, it will be necessary to modify the permit and to post financial assurance for reclamation. Pursuant to the current permit, we have begun underground mining operations.

          Permit No. H1001RE at the Banner mill site is for an “existing mining operation” and authorizes us to conduct mining and reclamation operations according to the conditions stipulated in the permit. All proposed mining disturbances are required to be addressed under a closeout plan and to be secured by financial assurance. Our modification and revision of the permit allows resumption of flotation milling, construction of a tailings impoundment and discharge of tailings. We also have obtained or will apply for other necessary permits, including air quality permits for the Banner mill and Summit mine. The major permits required to begin operations have been granted, however we anticipate that other permits for which we may apply will require a minimum of several months to obtain, and there can be no assurance that approval will be obtained in a timely manner, if at all.

          Preliminary Feasibility Study

          In April 2007, we received results of an engineering study carried out by the independent geological engineering firm of Chapman, Wood and Griswold, Inc., of Albuquerque, New Mexico. CWG concluded that the Summit deposit would form the basis of an economically viable underground mining operation.

          CWG used an estimation of minable mineralized material for their study of 758,000 tons grading 10.28 ounces of silver per ton and 0.143 ounces of gold per ton in the main footwall zone. This estimation was adopted from a previous estimation carried out by St. Cloud Mining Co., and represents in-place, diluted, minable mineralization with a minimum six-foot horizontal width, based on results of assays from core holes and samples of underground workings. All high assay values were cut to 45.0 ounces of silver and 0.45 ounces of gold per ton. The CWG 2007 report was prepared in accordance with standards different than those prescribed by rules of the SEC. The SEC only permits the disclosure of proven or probable reserves.

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

          At the Summit mine, a seven hundred foot long 12’ x 12’ decline ramp intersected the predicted mineralized body in February 2009. Since then, we have proceeded to drive two development headings in the main mineralized structure, one an incline to the southeast planned to intersect old workings and to serve as a secondary escape and a source of additional ventilation, and the other a decline to the northwest toward additional mineralized bodies identified in previous drilling. The southeastern heading achieved its objectives in October 2009. The northwestern heading encountered the southern extensions of the predicted mineralized bodies in August 2009. Several thousand feet of underground development has been accomplished and work is proceeding on several headings. Stope development and test mining of ore bodies is underway, with the objective of ramping up production to the full production rate of 400 tons per day during 2011. Assays of mineralized bodies encountered to date show variable silver and gold values, with occasional very high grades encountered, as is to be expected from this style of epithermal mineralization. Assay results when averaged are consistent with the grades expected from previous estimates. The better grade material encountered in mine development activities is segregated at the mine and trucked to the Lordsburg mill site. Development operations are proceeding on the basis of two 10-hour shifts five days a week.

          At the Banner mill, construction was essentially completed in Q2 2009, except for the tailings disposal impoundment. We experienced a delay in obtaining a permit necessary for construction of the tailings disposal impoundment. In October 2009 we obtained a conditional permit allowing us to begin construction of the tailings disposal impoundment. Construction of the impoundment was completed in Q1 2010. Processing operations at the Banner mill commenced on March 25, 2010. Commissioning of the mill proceeded satisfactorily and operations were expanded to two shifts per day, five days per week beginning in July 2010. Sales of ore as silica flux commenced in Q2 2010 and sales of precious metals flotation concentrates began in Q3 2010. Ramp-up of mill throughput is planned to occur over a period of the next several months in conjunction with increased output from the Summit mine. We expect that the Summit project will achieve commercial production in 2011.

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

Figure X.2

Claim Boundary Map
[click for larger version]

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R07E
R08E
R09E
Cerro Chato
Cedar Mountain
Las Lomas de la Bolsa
Ortiz Mountains
Cunningham Hill
Carache Canyon
Lukas Canyon
Captain Davis Mountain
Los Cobreros Mesa
Lone Mountain
El Punto
Placer Mountain
Golden
Ortiz Mine Grant
San Pedro Mountains
San Pedro
Oro Quay Peak
Cerro Colorado
14
344
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
0
1
2
Miles
N
Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

          Mineral Title

          On August 1, 2004, we entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby we acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). We paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. Since February 1, 2006, we have paid annual lease payments, the last payment of $126,891 in January 2010 satisfying the lease payment through January 31, 2011. On May 1, 2010, we agreed with Ortiz Mines, Inc., to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer. See Item 13. “ Certain Relationships and Related Transactions”.

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

          From 1972 through the early 1990’s, several companies operating under lease with Ortiz Mines, Inc. carried out exploration and pre-development activities in the western portion of the Grant. These companies included Conoco, Inc., LAC Minerals (USA), Inc. and the LAC-Pegasus Joint Venture. Expenditures by these groups are estimated to have exceeded $40 million. Drilling resulted in the identification of gold mineralization in several deposits.

          The LAC-Pegasus Joint Venture carried out the majority of the work in the western portion of the Grant, from 1989-1992. The Joint Venture focused on gold mineralization in two deposits in the southwestern part of the Grant, namely the Carache Canyon (“Carache”) and Lucas Canyon (“Lucas”) deposits. These two deposits were the subject of 386,000 feet of core and reverse-circulation drilling, metallurgical testing and pre-feasibility studies carried out by the LAC-Pegasus Joint Venture and by consulting firms and contractors engaged by the Joint Venture.

          Independent Mining Consultants, Inc. (“IMC”), an independent geological engineering firm, was engaged by the LAC-Pegasus Joint Venture to audit estimations of the quantities and grades of in-place mineralized material at the Carache and Lucas deposits and to prepare conceptual open pit mine plans. In 1992, IMC estimated the Carache gold deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 11.8 million tons grading 0.060 ounces of gold per ton. IMC estimated the Lucas gold-copper deposit, within the boundaries of a conceptual open pit, to contain mineralized material of 7.6 million tons grading 0.043 ounces of gold per ton and 0.22% copper.

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

          Geology and Mineralization

          The Ortiz Mine Grant is underlain by mid-Tertiary monzonite and latite porphyry stocks, plugs, dikes and sills that have intruded Paleozoic to early-Tertiary sedimentary rocks. The intrusive rocks are part of the Ortiz Porphyry Belt, which comprises from north to south, the Cerrillos Hills, the Ortiz Mountains, the San Pedro Mountains, and South Mountain. Structurally, the Grant straddles the Tijeras-Canoncito fault system, a northeast trending zone of fault-bounded horsts and grabens. This fault zone is a segment of a deep-seated crustal break that has been active intermittently since Precambrian time and has provided a zone of weakness for the emplacement of granitic magmas and associated mineralization. Late-stage volcanism resulted in the formation of breccia pipes and zones of intense fracturing that provided access for hydrothermal fluids carrying gold, silver, tungsten, molybdenum and base metals.

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

          We believe the Ortiz Mine Grant holds significant potential for additional discoveries, and several partially tested prospects have been identified, three of which have been shown by drilling to contain mineralized material. About half the Ortiz Mine Grant is covered by Quaternary gravels derived from the outwash of adjacent mountains. Exploration targets may also exist beneath the gravel cover.

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

          The processing options MAG analyzed included heap leaching, ball milling/gravity concentration, and high pressure grinding rolls/gravity concentration (“HPGR option”). The optimum processing route was identified as the HPGR option. The HPGR option was estimated to be able to achieve gold recovery employing simple gravity concentration while minimizing capital and operating costs. As compared to heap leaching (the processing route previously advanced by the LAC-Pegasus Joint Venture), the HPGR option also potentially would have advantages with respect to environmental disturbance and permitting in that the area of surface disturbance would be smaller, chemicals would not be required in processing and there would be less water usage.

          Based on pre-1990 drilling estimations by the LAC-Pegasus Joint Venture, mineralized material from the two deposits totals 29.1 million tons averaging 0.035 ounces of gold per ton at a cut-off grade of 0.01 ounces per ton, within the boundaries of two conceptual pits previously designed by the LAC-Pegasus Joint Venture. MAG’s scoping study assumed this material would be mined at the rate of 3 million tons per year. The average stripping ratio (waste-to-mineralized material) was calculated as 2.6: 1.

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

Black Canyon Mica Project

          Overview

          In 1999 we acquired the Black Canyon mica project from Arizona Mica Properties, Inc., a private Arizona corporation. In 2001 and 2002, we began construction of a crushing and concentrating plant at the Black Canyon mine site north of Phoenix, Arizona, and a mica grinding and processing facility in Glendale, Arizona. In 2002, we commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and commercial sales. However, design capacity of the processing facilities was not achieved due to undercapitalization. In November 2002, after unsuccessful attempts to raise the additional capital necessary to expand plant capacity in order to reach design capacity and to provide working capital, we suspended crushing and concentrating activities at the Black Canyon mica mine. After the suspension of operations, limited production, marketing and sales continued through 2005 at the Glendale mica processing facility using inventoried mica. In November 2006, we sold all of our ownership interests in our Glendale, Arizona location.

The sale included approximately five acres of land, a 5,000 sq. ft. office building and an 18,000 sq. ft. mill building. Under the terms of the sale, we retained ownership of the mica processing equipment installed in the mill building. In January 2007, we removed the mica processing equipment from the Glendale plant and placed it into storage. In the first half of 2008, we disassembled the crushing and concentrating plant at the Black Canyon mine and placed the major items of equipment into storage. We intend to seek a joint venture partner to contribute the approximately $10.0 million estimated to be required to fund an updated feasibility study, re-establishment of the mining operation, relocation of the mica processing equipment and re-opening and enhancement of the Black Canyon mica project, or alternatively, intend to divest of the project.

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
[click for larger version]

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

          In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $11,000. We have paid the required fees for the 2010 and 2011 assessment years (September 1, 2009 through August 31, 2011).

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

          Operations at the mine site were suspended in November 2002 due to undercapitalization. The mica processing equipment was removed from the Glendale plant in January 2007, and the crushing and concentrating equipment was removed from the Black Canyon mine in June 2008. We are seeking a joint venture partner to contribute new funding in the amount of $10.0 million estimated to be required to fund an updated feasibility study, re-establish the crushing and concentrating facilities at the Black Canyon mine site, install the mica processing equipment at a new location and upgrade and expand the mining and processing facilities in order to reach planned capacity, and to provide working capital. These expansions are required in order to achieve the higher throughput necessary for sustained economic operation. Alternatively, we are seeking to sell the project.

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

          We have had no mica sales since 2007, when sales totaled $7,201. Previously, we sold mica, on a limited basis, to customers in the plastics and cosmetics industries and for other specialized applications. In addition, other potential consumers conducted trial tests of our mica products. Our inventory was largely depleted in fiscal 2006.

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

          Work Program

          Over the next 12 months, we plan to seek a joint venture partner to contribute the estimated $10.0 million in new funding necessary to advance the Black Canyon mica project to full production. The new funding would be used to fund an updated feasibility study, re-establish crushing and concentrating facilities at the Black Canyon mine, install the mica processing equipment at a new location and upgrade and expand the mining and processing facilities in order to reach planned capacity and to provide working capital. These expansions are required in order to achieve the higher throughput necessary for sustained economic operation. As an alternative to arranging the $10.0 million of new funding required for production, we are seeking to divest of the project.

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
[click for larger version]

N
Lake Havasu
Bill
Williams
River
MOHAVE COUNTY
Planet Property
LA PAZ COUNTY
CALIFORNIA
River
ARIZONA
Road
Well
PARKER
Colorado
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

          In March 2007, we commenced an action in the Superior Court of the State of Arizona against New Planet Copper Mining Company, seeking to confirm that our lease remained in good standing. On June 5, 2008, we reached a settlement agreement and agreed to exercise our option to purchase the property. The purchase price of $250,000, as specified under the terms of the 2000 lease agreement, may be paid with interest over a term of four years. We paid an initial purchase payment of $50,000 in August 2008, a payment of $69,650 in September 2009 and a payment of $63,094 in August 2010. There also is provision for a 5% royalty to be paid on any future production.

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

          Lordsburg Exploration Project

          In June 2010 we commenced an exploration program on our extensive ground holdings in the Lordsburg (Virginia) Mining District, where we control approximately 1,500 acres of prospective ground, the majority of which is comprised of patented mining claims that we own, and the remainder patented and unpatented mining claims that we lease. To date we have completed an aerial mapping survey covering 30 square miles and are carrying out data compilation and detailed geologic mapping and sampling. We plan to follow these activities by geophysical surveys and drilling of prospective targets. The work already has been successful in identifying several attractive exploration targets, and more are expected. Recorded historic production from the Lordsburg Mining District, at today’s metal prices, has exceeded $1.0 billion in gold, silver and copper. The majority of this historic production came from mines on ground that we now control. We are conducting the Lordsburg exploration program pursuant to our long term strategy of finding sources of ore to augment ore from the Summit silver-gold mine, in order to fully utilize the excess capacity of the Banner mill.

Pilar Gold Project

          In June 2009, we entered into a purchase option contract on the Pilar gold property consisting of two mineral exploitation concessions located 165 kilometers east-southeast of Hermosillo, State of Sonora, Mexico. In February, 2010, we received disappointing results from an extensive trenching and sampling program on the property. On the basis of the results, we determined to relinquish our interest in the property and did so prior to the option payments otherwise due March 13, 2010.

          Minera Sandia S.A. de C.V., the Company’s wholly owned subsidiary, entered into the option purchase contract with Minera de Suaqui Grande, S. de R.L. de C.V. The Pilar property consists of the La Sonora and Guadalupana exploitation concessions, which cover 100 hectares (240 acres). The contract provided for option payments of $1,000 upon signing, $99,000 on March 13, 2010, and $125,000 on March 13, 2011. The last payment of $1,307,000, to complete the purchase, was due March 13, 2012. In connection with the acquisition, we entered into a consulting agreement with Minera de Sauqui Grande, S. de R.L. de C.V. wherein we agreed to issue 117,000 restricted shares of common stock. We also entered into a finders agreement wherein we agreed to pay creditors $11,150 in cash and 17,400 in restricted common stock. We also agreed to pay finder’s fees of $15,000 in cash and 25,000 in restricted common stock, and to match option and purchase payments when they became due by payments either in cash or in restricted common stock. We were not required to pay a production royalty under the agreements.

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

Quarter ended	OTCBB
	(U.S. $)
2008	HIGH	LOW
09/30/08	$0.87	$0.56
12/31/08	$0.77	$0.54

2009	HIGH	LOW
3/31/09	$1.34	$0.60
6/30/09	1.35	1.00
9/30/09	1.30	0.90
12/31/09	$1.74	$1.07

2010	HIGH	LOW
3/31/10	$1.70	$0.91
6/30/10	$1.08	$0.77

Holders of Common Equity

          As of September 27, 2010, there were 93,062,510 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $1.19 and $0.80, respectively, and we had 787 holders of record of our common stock.

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

Performance Graph

          The following performance graph and related information shall not be deemed “solicting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

          The following graph compares the performance of Santa Fe Gold Corporation with the performance of the S&P BMI Gold & Precious Metal Index, and a Peer Group of companies with comparable market capitalizations. The graph represents monthly index levels derived from compounded daily returns that include all dividends. The indexes are reweighted daily, using the market capitalization on the previous trading day. The index level for all series was set to $100.00 on June 30. 2005.

Recent Sales of Unregistered Securities

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

ITEM 6.      SELECTED FINANCIAL DATA

          The following selected financial data sets forth our summary historical financial data as of and for the years ended June 30, 2010, 2009, 2008, 2007 and 2006. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended June 30,
	2010	2009	2008	2007	2006
Operating Data
Net loss from operations	$(3,366,420)	$(3,620,726)	$(1,975,968)	$(1,786,492)	$(3,607,923)
Other income	2,157,066	(1,914,870)	(2,447,624)	2,132,471	(1,775,445)
Net income (loss)	(1,209,354)	(5,535,596)	(4,423,592)	345,979	(5,383,368)
Basic & diluted income (loss) per share	$(0.01)	$(0.07)	$(0.06)	$0.01	$(0.09)
Diluted income per share	$--	$--	$--	$0.02	$--
Weighted average shares - basic	87,639,127	76,989,929	74,260,393	67,441,641	60,304,242
Weighted average shares - diluted	87,639,127	76,989,929	74,260,393	75,243,252	60,304,242

Balance Sheet Data
Cash and cash equivalents	$5,540,130	$509,846	$3,255,754	$639,852	$1,265,392
Total current assets	5,807,338	660,097	3,358,281	846,066	1,607,398
Property and equipment, net	3,790,215	3,848,292	1,915,151	1,320,463	1,753,259
Other assets & mineral properties	17,803,281	12,262,914	3,571,765	1,725,341	1,867,658
Total assets	$27,400,834	$16,771,303	$8,845,197	$3,891,870	$5,228,315

Current liabilities	$11,213,275	$4,512,400	$4,080,786	$3,780,006	$7,146,212
Long-term obligations	14,249,216	15,144,800	5,995,212	75,309	3,605,874
Shareholders’ equity (deficit)	1,938,343	(2,885,897)	(1,230,801)	36,555	(5,523,771)
Total liabilities and shareholders’ equity (deficit)	$27,400,834	$16,771,303	$8,845,197	$3,891,870	$5,228,315

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Cautionary Statement On Forward-Looking Statements” appearing at the beginning of this Annual Report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in the Annual Report. See “Financial Statements”. Our actual future results may be materially different from what we currently expect.

Overview

          We have received no substantial revenue from the production of gold or other metals since our inception, and historically have relied on equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $1,209,354 for the year ended June 30, 2010, and net losses of 5,535,596 and $4,423,592 for the years ended June 30, 2009 and 2008, respectively. In order to fund operations in the fiscal years ended June 30, 2010 , 2009 and 2008, we relied on proceeds from the sale of equipment aggregating $99,584 for the three years, private placement sales of convertible notes in October 2007 and February 2008 aggregating $687,143, proceeds from the exercise of Additional Investment Rights in January, April and June 2008 aggregating $643,614, the private placement sale in December 2007 of senior secured convertible debentures of $13,500,000, the private placement sale in June 2009 of common stock of $300,000, financing of $4,000,000 in September 2009 relating to a gold sale agreement, and a registered direct sale of equity of $10,000,000 in January 2010.

          The net proceeds of the private placement of senior secured convertible debentures completed in December 2007 were used primarily to fund the development of the Summit mine and processing facilities. The remainder of the proceeds of the 2009 and 2008 financings was utilized as general working capital.

          In September 2009, we entered into a sale agreement for a portion of our gold production from the Summit mine. The agreement provided for an upfront cash payment of $4.0 million and ongoing production payments equal to the lesser of $400 per ounce and the prevailing market price, for each ounce of gold delivered pursuant to the agreement. Proceeds were used for on-going development of the Summit mine, completion of construction of the Banner mill processing facilities and working capital.

          In January 2010 we sold $10 million of securities to institutional investors in a registered direct offering pursuant to an S-3 Registration Statement. We received net proceeds of $9,375,000 after deducting placement agent fees and other offering expenses. Proceeds are being used for on-going development of the Summit mine, acquisition of additional feed sources for expansion of the Lordsburg mill, advancement of the Ortiz gold project, exploration in the Lordsburg area and pursuit of acquisition opportunities.

          The results of operations for the fiscal years ended June 30, 2010, 2009 and 2008 reflect under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve production and profitability. We expect results of operations similar to those in 2010 and 2009 to continue in the foreseeable future, and do not expect them to change significantly until such time as profitable production is achieved at our Summit mine and/or additional capital and/or debt facilities are secured. There is significant uncertainty in our Summit estimates of both future costs and future revenues, and we may require additional capital resources to complete our plans.

          We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings in the future.

          We anticipate a need for at least $5.0 million over the next 12 months, and $12.0 million over the next 36 months in order to satisfy past commitments, pay corporate overhead costs, complete Summit development, and fund feasibility studies and exploration programs as discussed under the Liquidity and Capital Resources section of this report. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding can be secured on a basis acceptable to us.

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

          We have a total accumulated deficit of $55,129,450 at June 30, 2010. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Liquidity and Capital Resources; Plan of Operation

          As of June 30, 2010, we had cash and cash equivalents of $5,540,130 as compared to $509,846 at June 30, 2009. As of June 30, 2010, we had a working capital deficit of $5,405,937, which is attributable to the current portion of our non-cash derivative instrument liabilities of $9,843,041.

          On January 20, 2010 we entered into definitive agreements with 23 institutional investors to purchase $10 million of securities in a registered direct offering. We received net proceeds of $9,375,000 after deducting placement agent fees and other offering expenses. The securities were offered pursuant to an effective S-3 Registration Statement. The Company sold to the investors an aggregate of 7,692,310 shares of its common stock, and warrants to purchase up to 3,846,155 additional shares of common stock. Each unit, consisting of one share of common stock and one-half of a warrant to purchase a share of common stock, was sold for a purchase price of $1.30. The warrants to purchase additional shares are exercisable at an exercise price of $1.70 per share and have a term of 5 years.

          On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Resources Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. We will receive credit against the $4,000.000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

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

          Effective June 30, 2009, we agreed with the investor to convert the aggregate accrued interest of $974,360 due June 30, 2009, under the convertible debentures, into 974,360 shares of the Company’s common stock. We also agreed that aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ending September 30, 2009 and December 31, 2009, shall be paid in shares of the Company’s common stock, to be valued at one dollar ($1.00) per share at the time of payment and issuance. Accordingly the Company issued 483,000 shares of its common stock in payment of $483,000 of aggregate accrued interest for the combined quarters ended September 30, 2009 and December 31, 2009.

          In fiscal 2008, we completed the placement of Additional Investment Rights aggregating $643,614 with two institutional investors, and completed the sale of convertible notes totaling $687,143 to four accredited investors.

          In recent years we have not generated any significant revenues from operations and have incurred significant operating losses. At June 30, 2010, we have an accumulated (deficit) of $55,129,450. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of funds provided during our fiscal year 2010 was from the sale of equity and from a gold sale agreement. We anticipate that our operations through fiscal 2011 will be funded from the balance of proceeds from these financings; sale of our securities; exercise of certain options and warrants; and/or through project related debt or equity financings or advanced sale of our products. While we believe we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          We have developed a plan to maintain the Company on a strong financial footing. Important elements of the plan include continued raising of interim funding to provide for deployment of operations on our various property sites, and final stage development of our Summit property and the commencement of profitable production. During the quarters ended December 31, 2007, September 30, 2009 and March 31, 2010, we secured a substantial portion of the funding necessary to place our Summit property into production. If we are able to secure additional required financing on acceptable terms, we believe we will be in a position to deploy our business plan and to achieve commercial production in 2011.

          We are continuing to seek funding to advance our business plan and strategies. We require funds to meet our corporate commitments, to complete Summit development, to continue feasibility studies on our mineral properties, to initiate exploration programs, and to arrange a joint venture for restart of our Black Canyon mica mine. We project the need for a minimum of $5.0 million over the next 12 months, and $12.0 million working capital during the next 36 months, estimated as follows:

	Next 12 Months	Next 36 Months
Completion of Summit development	$3,000,000	$4,000,000
Exploration programs and feasibility studies	1,000,000	5,000,000
Corporate overhead and related expenses	1,000,000	3,000,000
Total funding requirements	$5,000,000	$12,000,000

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

Results of Operations

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

          Sales

          Sales increased to $320,145 in fiscal year 2010 from $72,624 in fiscal year 2009, an increase of $247,521. The increase in sales was comprised of trial flux shipments of $305,930 and was offset by a decrease in sales of aggregate product of $58,409.

          Exploration and Mine and Mill Start Up Costs

          Exploration and mine and mill start up costs increased in fiscal year 2010 to $1,004,256 from $641,230 in fiscal year 2009 as the Summit Project, consisting of the construction of the Banner mill site and development of the Summit mine, continued to increase activity. The difference of $363,026 in fiscal 2010 is attributable to increased non-capitalized costs incurred on the Summit project. Major components of increased costs were labor burden of $91,806; operating supplies and general expenses of $143,923; utilities of $41,706; repairs and maintenance of $74,162; property casualty and liability insurance of $48,200; property taxes of $28,156; and exploration costs of $48,428. Significant decreased expense components offsetting these increases were relocation costs of $80,027 and leased equipment of $43,819.

          General and Administrative

          General and administrative decreased to $2,204,549 in fiscal year 2010, from $2,737,671 for fiscal year 2009, a decrease of $533,122. Major components of the decreased costs consist of labor burden of $14,282; employee stock compensation of $415,074; investor relations of $135,682; costs associated with options of $135,428 and finance costs of $214,135. Major components of increased costs were office operating costs of $18,052; auditing and related compliance fees of $84,067; legal costs of $117,116 and consulting fees of $148,948. The increased auditing and related compliance fees are comprised of approximately $19,000 of prior year audit fees recognized in fiscal 2010, professional fees approximating $21,000 relating to derivative work and the implementation of SOX requirements, and increased audit and 10-K accrued fees of $40,000 due to increased SEC audit requirements referencing internal control procedures. The increase in legal fees is a result of multiple financing agreements, including a private placement of common stock. Consulting fees increased in fiscal 2010 due to the recognition of the remaining consulting fees in the current year on the abandoned Pilar Project, aggregating $131,359.

          Stock-Based Compensation

          Stock-based compensation included in General and Administrative in fiscal year 2010 decreased to $717,547 from $1,347,585 in fiscal year 2009, a decrease of $630,038. The decrease in the current fiscal year is attributable to decreased costs of stock grants to employees of $415,074; amortized costs associated with options of $135,428 and amortized costs associated with stock issued for services aggregating $79,536.

          Depreciation and Amortization

          Depreciation and amortization during the current fiscal year 2010 increased to $477,760 as compared to $279,012 for the comparable fiscal year 2009, an increase of $198,748. The increase is directly attributable to the deployment of the Summit mine project and Banner mill project and related capitalized equipment costs put into service during fiscal year 2010 and 2009.

          Other Income and Expense

          Other income and (expense) for fiscal year 2010 were $2,157,066 as compared to $(1,914,870) for fiscal 2009, an increase of $4,071,936. The increase in other income incurred in the current fiscal year is mainly attributable to decreases in expenses relating to interest expense of $113,204; accretion of discounts on notes payable of $376,840 and increased gain on derivative instruments liability of $3,810,303. These increases in other income were offset by a reduction in relief of debt of $90,967; and a decrease in interest and miscellaneous income aggregating $127,208.

          Gain (loss) on Derivative Financial Instruments

          We recognized a gain on derivative instruments liabilities of $3,295,947 for fiscal year 2010, as compared to a loss of $514,356 for the prior fiscal comparable year 2009. The non-cash gain arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain in fiscal 2010 is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of these derivatives. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Fiscal Year Ended June 30, 2009, Compared to Fiscal Year Ended June 30, 2008

          Sales

          Sales increased to $72,624 in fiscal 2009 from $-0- in fiscal 2008. Sales were generated from the limited sales of aggregate product which occurred in the third and fourth quarter of fiscal year 2009.

          Exploration and Mine and Mill Start Up Costs

          Exploration and mining costs increased in fiscal 2009 to $641,230 from $245,621 in fiscal 2008 as the Summit project, consisting of the construction of the Banner mill site and development of the Summit mine, was active for the entire twelve month period for fiscal 2009. Activity previously commenced in the second half of fiscal 2008. The difference of $395,609 in fiscal year 2009 is attributable to increased non-capitalized costs incurred on the Summit project. The increased costs resulted from increases on land leases of $9,371; leased equipment of $42,720; repairs and maintenance of $40,864; compensation and payroll burden of $81,155; vehicle operating costs of $37,378; supplies and general operating costs of $92,023; insurance of $47,474; relocation costs of $80,027; and fuel of $16,370. These increases were offset by decreases consulting fees and related costs aggregating $50,659.

          In January 2008 upon completion of the engineering study for the Summit property, and placement of the financing of the projects, we deployed our plan for the development of the Summit mine and Banner mill near Lordsburg, New Mexico. Upon implementation of the projects, we started capitalizing all qualified costs into construction in process.

          General and Administrative

          General and administrative increased to $2,737,671 for the fiscal year 2009, from $1,720,793 for the fiscal year 2008, an increase of $1,016,878. The increase in the 2009 fiscal year was mainly attributable to increases in rent expense of $7,472; compensation and payroll burden of $192,007; property taxes of $28,058; travel and entertainment of $15,413; financing costs of $139,454; recognized stock-based compensation of $963,672; and office operating costs of $31,002. These increases were mainly offset by decreases in the 2009 fiscal year in non-recurring dismantling and relocation costs of the Black Canyon mica plant aggregating $282,335 and accounting and legal costs of $93,805.

          General and Administrative Stock Compensation

          Stock-based compensation included in General and Administrative in fiscal year 2009 increased to $1,347,585 from $383,913 for the comparative fiscal year ended 2008, an increase of $963,672. The increase was attributable mainly to amortized costs associated with deferred stock compensation for an officer and another key employee aggregating $448,000; amortized incentive stock options costs associated with options issued to numerous employees of $270,342; and amortized costs associated with stock issued for services aggregating $245,330.

          Depreciation and Amortization

          Depreciation and amortization during the fiscal year 2009 increased to $279,012 as compared to $4,554 for the comparable fiscal year 2008, an increase of $274,458. The increase was directly attributable to the deployment of the Summit mine project and Banner mill project and related capitalized equipment costs put into service aggregating approximately $2,100,000 during the 2009 fiscal year.

          Other Income and Expense

          Other income and (expense) for fiscal year 2009 were $(1,914,870) as compared to $(2,447,624) for fiscal 2008, a decrease of $532,754. The decrease in other expenses incurred in the 2009fiscal year was mainly attributable to decreases in expenses relating to interest of $799,514, of which $777,682 represented capitalized interest on our projects in the 2009 fiscal year; a loss on disposal of assets of $123,522; increases relating to interest and miscellaneous income aggregating $107,855; and relief of debt of $66,905. These decreases were offset by increased expenses relating to accretion of discounts on notes payable of $336,569 and an increase in loss on derivative instruments liability of $241,938.

          Gain (loss) on Derivative Financial Instruments

          We recognized a loss on derivative instruments liability of $514,356 for fiscal year 2009, as compared to a loss of $272,418 for the prior fiscal comparable year 2008. The non-cash loss arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss in fiscal 2009 was mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of these derivatives. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Off-Balance Sheet Arrangements

          As of and subsequent to June 30, 2010, we have no off-balance sheet arrangements.

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

          Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in NOTE 2. We believe our most critical accounting policies relate to asset retirement obligations, estimates utilized, impairment of assets, depreciation of plant and equipment, and derivative instrument liabilities.

          Reclamation Costs

          The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation is provided for on the Summit mine site as to the early stage of production status.

          As of June 30, 2010, the Company has accrued $84,059 for reclamation on the ground site work at the Black Canyon Mica project. The asset retirement obligation associated with the Mica project consists of reclamation of disturbed property. The Company estimates the costs will not exceed the amounts accrued. As of June 30, 2010, the Company, pursuant to regulatory requirements, maintained the following restricted assets associated with reclamation costs for the Black Canyon property: $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management. A roll forward of our asset retirement obligation through June 30, 2010, is as follows:

Balance at June 30, 2007	$75,309
Accretion for the year ended June 30, 2008	5,000
Accretion for the year ended June 30, 2009	3,750
Accretion for the year ended June 30, 2010	--
Balance, June 30, 2010	$84,059

          Additionally as of June 30, 2010, the Company maintained restricted assets of $230,716 held on deposit on behalf of the New Mexico Energy, Minerals and Natural Resources Department associated with reclamation costs for the Summit property.

          For each of these properties the amounts will be held until all conditions of the corresponding reclamation agreement have been fulfilled.

          Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

          Impairment of Long-Lived Assets

          The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2010, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

          An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

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

Recent Accounting Pronouncements

          In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends Accounting Standards Codification Topic 855 (“ASC 855”) to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance became effective for the Company on February 16, 2010 and did not have an impact on the Company’s consolidated financial statements or results of operations.

          In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

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

Instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right. ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

          In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company adoption of FSP APB 14-1 had no impact of the on the consolidated financial position, results of operations or cash flows.

          In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. The Company adoption of SFAS 141(R) had no effect on its consolidated results of operations, financial position, and cash flows.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risks includes, but is not limited to, the following risks: changes in interest rates and equity price risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Interest Rate Risk

          We had $14.5 million and $14.6 million of indebtedness under our credit facilities at June 30, 2010 and 2009, respectively. The annual interest rates on our credit facilities for our outstanding senior secured convertible notes is 7.0% on $13.5 million and 10.0% on $450,000. Interest rates on capital leases and other notes payable range from 5.34 to 10.0% . Additionally, we do not have any investment in debt instruments other than highly liquid cash equivalents. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

          We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock and other equity instruments. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock or other equity at an acceptable price to meet future funding requirements.

Commodity Price Risk

          We currently have only limited production but expect to produce increasing amounts of gold and silver in the future. If we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of June 30, 2010. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

          During the fiscal year ended June 30, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

          None.

SANTA FE GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010 and for the Years Ended
June 30, 2010, 2009 and 2008

SANTE FE GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Santa Fe Gold Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corporation as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended June 30, 2010.  We also have audited Santa Fe Gold Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Santa Fe Gold Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has no current significant source of operating revenues, has a working capital deficit and needs to secure financing to remain a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Gold Corporation as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Santa Fe Gold Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Denver, Colorado
September 27, 2010

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

     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective at a reasonable assurance level as of June 30, 2010.

The operating effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by Stark Schenkein, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: September 27, 2010

By: /s/ W. Pierce Carson
W. Pierce Carson
President, Chief Executive Officer,
and Chief Financial Officer

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,540,130	$509,846
Prepaid expenses and other current assets	267,208	150,251
Total Current Assets	5,807,338	660,097
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	3,790,215	3,848,292
OTHER ASSETS:
Construction in process	15,177,362	9,800,997
Idle equipment, net	1,223,528	1,258,500
Restricted cash	410,374	410,374
Deferred financing costs	413,017	214,043
Total Other Assets	17,224,281	11,683,914
Total Assets	$27,400,834	$16,771,303

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$458,098	$1,245,303
Accrued liabilities	320,566	383,352
Derivative instrument liabilities	9,894,041	2,643,500
Current portion, notes payable	138,821	74,430
Current portion, capital leases	138,117	130,806
Current portion senior secured convertible notes payable, net of discount of $-0- and $8,027, respectively	-	10,192
Deferred revenue, current portion	243,107	-
Accrued interest payable	20,525	24,817
Total Current Liabilities	11,213,275	4,512,400
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $3,793,560 and $4,514,554, respectively	10,156,440	9,435,446
Derivative instrument liabilities	-	5,162,176
Notes payable, net of current portion	122,915	196,088
Capital leases, net of current portion	128,909	267,031
Deferred revenue, net of current portion	3,756,893	-
Asset retirement obligation	84,059	84,059
Total Liabilities	25,462,491	19,657,200
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized; 93,059,568 and 82,316,112 shares issued and outstanding, respectively; Includes non-vested shares of 765,000 and -0-, respectively	184,590	164,632
Additional paid in capital	56,883,203	49,926,931
Accumulated (deficit)	(55,129,450)	(52,977,460)
Total Stockholders' Equity (Deficit)	1,938,343	(2,885,897)
	$27,400,834	$16,771,303

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2010	2009	2008
			(Restated)
SALES	$320,145	$72,624	$-

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	31,687	-
Exploration and mine and mill start up costs	1,004,256	641,230	245,621
General and administrative	2,204,549	2,737,671	1,720,793
Depreciation and amortization	477,760	279,012	4,554
Accretion of asset retirement obligation	-	3,750	5,000
	3,686,565	3,693,350	1,975,968

LOSS FROM OPERATIONS	(3,366,420)	(3,620,726)	(1,975,968)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	(3,572)	(3,978)	(127,500)
Interest income	16,410	85,178	28,886
Miscellaneous income	4,278	62,718	11,155
Foreign currency translation gain (loss)	(175)	10,467	(2,998)
Gain (loss) on derivative instrument liabilities	3,295,947	(514,356)	(272,418)
Relief of debt	-	90,967	24,062
Accretion of discounts on notes payable	(1,052,160)	(1,429,000)	(1,092,431)
Interest expense	(103,662)	(216,866)	(1,016,380)
	2,157,066	(1,914,870)	(2,447,624)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,209,354)	(5,535,596)	(4,423,592)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,209,354)	$(5,535,596)	$(4,423,592)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.01)	$(0.07)	$(0.06)

Weighted Average Common Shares Outstanding:
Basic and diluted	87,639,127	76,989,929	74,260,393

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance, June 30, 2007 - Restated	71,082,286	$142,165	$42,912,662	$(43,018,272)	$36,555
Shares issued for senior secured notes payable principal conversion	945,420	1,890	943,530	-	945,420
Shares issued for senior secured notes payable interest conversion	2,745,804	5,493	971,673	-	977,166
Recognized deferred warrant compensation	-	-	17,692	-	17,692
Costs associated with issuance of options for services	-	-	198,721	-	198,721
Beneficial conversion feature on senior secured notes payable	-	-	849,737	-	849,737
Issuance of stock grants	700,000	1,400	(1,400)	-	-
Contribution to capital	-	-	167,500	-	167,500
Net loss	-	-	-	(4,423,592)	(4,423,592)

Balance, June 30, 2008	75,473,510	150,948	46,060,115	(47,441,864)	(1,230,801)

Shares issued for senior secured notes payable principal conversion	570,339	1,140	616,628	-	617,768
Shares issued for senior secured notes payable interest conversion	1,018,938	2,038	1,023,588	-	1,025,626
Shares issued for services	789,400	1,578	605,958	-	607,536
Shares issued for cashless exercise of options	4,180,906	8,362	(8,362)	-	-
Shares issued for subscription agreements	283,019	566	299,434	-	300,000
Recognized deferred stock compensation	-	-	474,986	-	474,986
Costs associated with issuance of options	-	-	469,063	-	469,063
Beneficial conversion feature on senior secured notes payable	-	-	589,521	-	589,521
Stock-based compensation for services reference shareholder stock loan allocated to prior periods			(204,000)	-	(204,000)
Net loss	-	-	-	(5,535,596)	(5,535,596)

Balance, June 30, 2009	82,316,112	164,632	49,926,931	(52,977,460)	(2,885,897)
Cumulative effect of change in accounting on derivative financial instruments	-	-	(1,439,258)	(942,636)	(2,381,894)
Balance, June 30, 2009 - Restated	82,316,112	164,632	48,487,673	(53,920,096)	(5,267,791)
Shares issued for settlement of accrued liability	1,162,500	2,325	197,675	-	200,000
Shares issued for cashless exercise of options and warrants	317,877	636	(636)	-	-
Shares issued for services and commissions	31,343	63	41,435	-	41,498
Shares issued for cash exercise of warrants	60,000	120	74,880	-	75,000
Shares issued for cash proceeds	7,905,517	15,812	10,210,191	-	10,226,003
Shares issued for conversion of note payable	18,219	36	18,183	-	18,219
Shares issued for conversion of accrued interest	483,000	966	482,034	-	483,000
Fees attributable to private placement	-	-	(625,000)	-	(625,000)
Private placement proceeds allocated to warrant derivative liability	-	-	(3,275,067)	-	(3,275,067)
Stock sale proceeds allocated to warrant derivative liability	-	-	(192,507)	-	(192,507)
Derivative instrument liability at exercise date	-	-	788,293	-	788,293
Recognized deferred stock compensation	-	-	342,415	-	342,415
Issuance of non-vested stock grants	765,000	-	-	-	-
Costs associated with issuance of options	-	-	333,634	-	333,634
Net loss	-	-	-	(1,209,354)	(1,209,354)

Balance, June 30, 2009	93,059,568	$184,590	$56,883,203	$(55,129,450)	$1,938,343

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2010	2009	2008
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,209,354)	$(5,535,596)	$(4,423,592)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477,760	279,012	4,554
Stock-based compensation	717,547	1,347,585	383,913
Stock issued for interest expense	-	890,400	948,389
Accretion of discount on notes payable	1,052,160	1,429,000	1,092,431
Accretion of asset retirement obligation	-	3,750	5,000
Relief of debt	-	(90,968)	(24,062)
Foreign currency translation (gain) loss	-	(10,467)	2,998
(Gain) Loss on derivative instrument liabilities	(3,295,949)	514,356	272,418
Gain on disposal of assets	3,572	3,978	127,500
Amortization of deferred financing costs	89,026	61,154	103,172
Net change in operating assets and liabilities:
Interest receivable	-	1,424	(1,424)
Prepaid expenses and other current assets	(116,957)	(47,806)	(3,258)
Deposits	-	-	1,341
Accounts payable and accrued liabilities	(649,991)	760,483	580,020
Accrued interest payable	(4,292)	5,377	154,666
Net Cash Used in Operating Activities	(2,936,478)	(388,318)	(775,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	-	(227,826)	(3,890)
Proceeds from disposal of assets	31,400	68,184	-
Purchase of property, plant and equipment	(402,858)	(2,433,639)	(716,432)
Construction in progress	(4,893,365)	(7,801,137)	(1,118,988)
Purchase of mineral property	-	-	(210,000)
Net Cash Used in Investing Activities	(5,264,823)	(10,394,418)	(2,049,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	8,150,000	6,680,757
Proceeds from issuance of stock	10,301,003	300,000	-
Proceeds from notes payable	212,762	-	-
Proceeds from deferred revenue	4,000,000	-	-
Payment of private placement fees	(625,000)	-	-
Payments on notes payable	(238,369)	(74,095)	-
Payments on capital leases	(130,811)	(82,907)	-
Payments on line of credit	-	(11,400)	(24,200)
Payments on convertible debenture notes	-	(244,770)	(945,411)
Payment of financing costs	(288,000)	-	(270,000)
Net Cash Provided by Financing Activities	13,231,585	8,036,828	5,441,146

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,030,284	(2,745,908)	2,615,902

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	509,846	3,255,754	639,852

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,540,130	$509,846	$3,255,754

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended June 30,
	2010	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION:			(Restated)

Cash paid for interest	$521,642	$95,573	$67,991

Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of accrued interest	$483,000	$1,025,626	$28,777

Stock issued for conversion of senior secured convertible notes	$-	$617,768	$945,420

Stock issued for conversion of accrued liability	$200,000	$-	$-

Stock issued for conversion of note payable	$18,219	$-	$-

Equipment purchased with note payable	$16,825	$94,613	$-

Equipment purchased with capital leases	$-	$480,744	$-

Mineral property purchased with note payable	$-	$-	$250,000

Stock grants issued	$765,000	$308,130	$448,000

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

     The Company commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, mill operations were expanded to two shifts per day, five days a week. The Company plans to ramp up production from the Summit mine and increase throughput at the Banner mill, and expect the Summit project will achieve commercial production in 2011.

     In June 2009, the Company formed a wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, in order to conduct business legally within the country of Mexico, including entering into contracts such as the option purchase contract on the Pilar Gold Property described below.

     On June 13, 2009, the Company’s wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, entered into an option purchase contract on the Pilar Gold Property consisting of two mineral exploitation concessions located 165 kilometers east-southeast of Hermosillo, Sonora, Mexico. In March 2010, the company relinquished its interest in this property before the March 13, 2010 payments were due, after receiving disappointing results from an extensive program of trenching and surface sampling. The option contract provided for option payments of $1,000 upon signing, $99,000 on March 13, 2010, and $125,000 on March 13, 2011. The final payment of $1,307,000 is due March 13, 2012, and would complete the purchase. In connection with the acquisition, the Company has also agreed to issue 117,000 restricted shares of its common stock and within 60 days paid creditors $11,500 in cash and $17,400 in restricted common stock. The Company also agreed to pay finder’s fees of $15,000 in cash and 25,000 in restricted common stock, and to match option and purchase payments when they become due by payments in either cash or in restricted common stock. The Company is not required to pay any residual royalty payments under the agreements.

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

     The Company has incurred an operational loss of $(1,209,354) for the fiscal year ended June 30, 2010, and has a total accumulated deficit of $(55,129,450) and a working capital deficit of $(5,405,937) at June 30, 2010, which includes non-cash derivative instrument liabilities aggregating $9,894,041. Currently, the Company has no significant revenue-generating operations. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full production and profitable operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

     The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, Minera Sandia, S.A. de C.V., a Mexican corporation and Santa Fe Gold Barbados Corporation, a Barbados corporation.. All significant inter-company accounts and transactions have been eliminated in consolidation.

Restatement and Reclassifications

     The June 30, 2008, financial statements have been restated to reflect the correction of an error for expenses paid by a shareholder on the Company’s behalf. The result of this correction was an increase in general and administrative expenses and net loss in the amount of $167,500 for the year ended June 30, 2008, and an increase in additional paid in capital and accumulated deficit of $204,000 at June 30, 2008. There was no effect on earnings per share. During the year ended June 30, 2009, the Company repaid the shareholder in full with the issuance of 380,000 shares of restricted common stock and a fair market value of $442,700. The difference between the value of stock issued and amounts expensed for the transactions in prior years totaling $238,700 was expensed to investor relations during the year ended June 30, 2009.

     Certain items in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

     Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation, accruals, taxes and contingencies, which are discussed in the respective notes to the financial statements.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2010, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

Cash and Cash Equivalents

     The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash balances. Restricted cash is excluded from cash and cash equivalents and is included in other assets.

Property, Plant and Equipment

     Land, buildings, plant and vehicles are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Property and equipment consists of land, mining equipment and buildings, which are recorded at cost. Depreciation is taken over the estimated useful lives of the assets, which may be limited to correspond with the life of the mine. Buildings are depreciated using the straight-line method over a period not to extend beyond 2016, the current estimated useful life of the mine. Equipment is also depreciated using the straight-line method over estimated useful lives of 2 to 7 years. Vehicles are depreciated using the straight-line method over an estimated useful life of 5 years.

Idle Equipment

     As of June 30, 2007, the Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,541,500. During the year ended June 30, 2008, the Company transferred idle equipment at an appraisal value of $105,000 to the Banner mill site and upon the dismantling of the Black Canyon mica site, wrote off idle equipment aggregating a net book value of $125,000. During the year ended June 30, 2009, the Company sold related equipment with an appraised value of $53,000 for $45,000 in cash, realizing a loss on disposition of $8,000. During the year ended June 30, 2010, the Company sold related equipment with an appraised value of $34,972 for $31,400 in cash, realizing a loss on disposition of $3,572.

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

Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2010, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

     An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

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

Reclamation Costs

     The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation is provided for on the Summit mine site as to the early stage of production status.

     As of June 30, 2010, the Company has accrued $84,059 for reclamation on the ground site work at the Mica project. The asset retirement obligation associated with the Mica project consists of reclamation of disturbed property. The Company estimates the costs will not exceed the amounts accrued.

     The Company’s asset retirement obligation through June 30, 2010, is as follows:

Balance at June 30, 2007	$75,309
Accretion expense for the year ended June 30, 2008	5,000
Accretion expense for the year ended June 30, 2009	3,750
Accretion expense for the year ended June 30, 2010	-
Balance at June 30, 2010	$84,059

Revenue Recognition

     The Company recognizes the sale of the product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collectibility is reasonably assured. The price received is based upon terms of the contract.

Deferred Revenue

     Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash deposit of $4 million, plus it will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. The Company will also recognize the on-going production payments as revenue for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Current and long-term deferred revenue amounted to $243,107 and $3,756,893, respectively at June 30, 2010.

Income Taxes

     The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2010, 2009 and 2008, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net (Loss) Per Share

     The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended June 30, 2010, 2009 and 2008, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Stock-Based Compensation

     In connection with terms of employment with the Company’s executives and employees, the Company issues options to acquire its common stock. Employee and non-employee awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

     The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized ratably using the straight-line method over the expected vesting period. .

     Stock-based compensation costs recognized for the years ended June 30, 2010, 2009 and 2008 amounted to $717,547, $944,049 and $216,413, respectively.

Recent Accounting Pronouncements

     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends Accounting Standards Codification Topic 855 (“ASC 855”) to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance became effective for the Company on February 16, 2010 and did not have an impact on the Company’s consolidated financial statements or results of operations.

     In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

     Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU’s”). The FASB will not consider ASU’s as authoritative in their own right. ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

     In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company adoption of FSP APB 14-1 had no impact of the on the consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. The Company adoption of SFAS 141(R) had no effect on its consolidated results of operations, financial position, and cash flows.

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

NOTE 4 – MINERAL PROPERTIES

     Mineral properties were comprised of acquisition costs related to the properties in New Mexico and Arizona, as shown below as of June 30, 2010 and 2009:

	2010	2009
Summit property, Grant County, NM	$119,000	$119,000
Banner property, Hidalgo County, NM	210,000	210,000
New Planet property, La Paz County, AZ	250,000	250,000
	$579,000	$579,000

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2010 and 2009:

	2010	2009
Leasehold improvements	$1,645	$1,645
Office furniture and equipment	37,779	37,779
Land	163,000	163,000
Mine processing equipment and buildings	4,087,855	3,668,876
Automotive	179,868	179,164
Software	87,848	87,848
	4,557,995	4,138,312
Less: Accumulated depreciation	(767,780)	(290,020)
	$3,790,215	$3,848,292

     Depreciation expense for the years ended June 30, 2010, 2009 and 2008 were $477,760, $279,012 and $4,554, respectively.

     Construction in progress consists of the following at June 30, 2010 and 2009:

	2010	2009
Banner mill site	$9,153,131	$6,939,767
Summit mine site	4,195,194	1,988,358
Capitalized interest expense	1,829,037	872,872
	$15,177,362	$9,800,997

     The following table shows the carrying value of idle equipment at June 30, 2010 and 2009. The carrying value is based upon a third party appraisal obtained as of the year ended June 30, 2007:

	2010	2009
Mica processing equipment	$1,616,367	$1,651,339
Black Canyon mine equipment	2,192,090	2,192,090
	3,808,457	3,843,429
Less: Allowance for impairment and depreciation	(2,584,929)	(2,584,929)
	$1,223,528	$1,258,500

NOTE 6 – FAIR VALUE MEASUREMENTS

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

     The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis which consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs. The derivatives and their respective derivative values measured using Level 3 inputs as of June 30, 2010 are as follows:

				June 30,
	Level 1	Level 2	Level 3	2010
Other Assets:
Idle equipment, net	---	---	1,223,528	1,223,528

Value of derivative instruments liability	---	---	9,894,041	9,894,041

     Idle equipment includes equipment associated with the mica project which the Company ceased operations and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the year ended June 30, 2010, and the reduction of $34,972 during the year resulted from the sale of equipment.

NOTE 7 - DERIVATIVE INSTRUMENT LIABILITIES

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

     On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 20, 2006 and September 6, 2006. Under terms of this Amendment 2, the date by which the Company was required to file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007 (subsequently filed March 23, 2007), and the date by which such registration statement was required to be declared effective, was extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital, from the authorized limit of 100 million shares, to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The Company uses the Black-Scholes option pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair value of the derivative instruments liability for these warrants at the time of issuance was determined to be $1,773,013 with the following assumptions: (1) risk free interest rate of 4.67%, (2) remaining contractual life of 5 years, (3) expected stock price volatility of 116%, and (4) expected dividend yield of zero.

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

     On December 21, 2007, the Company entered into a definitive agreement for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule and the term of the debenture is 60 months. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor received a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010, to December 31, 2014. On December 27, 2007, the Company received the initial advance under the agreement of $350,000 and issued 175,000 warrants relating to the advance.

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

     In total the fair market value of the derivative instruments liability at June 30, 2009, was determined to be $7,805,676 with the following assumptions: (1) risk free interest rate of 0.19% to 2.54%, (2) remaining contractual life between 0 .42 to 5.51 years, (3) expected stock price volatility of 59%, and (4) expected dividend yield of zero. In total the fair market value of the derivative instruments liability at June 30, 2010, was determined to be $9,894,041 with the following assumptions: (1) risk free interest rate of 0.38% to 1.62%, (2) remaining contractual life between 1.20 to 4.56 years, (3) expected stock price volatility of 84.8%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the year ended June 30, 2010, of $3,295,947 and a corresponding decrease in the derivative instruments liability. The impact of EITF 00-19 on the financial statements as of and through June 30, 2010, was as follows:

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2009	June 30, 2010	June 30, 2010
Convertible Debentures:
Compound Embedded Derivatives	$4,907	$-	$4,907
Purchase Agreement Warrants	6,543,873	6,585,752	(41,879)
Amendment # 2 Warrants	1,256,896	637,296	619,600
Embedded Conversion Option	--	2,670,993	(2,670,993)
Totals	$7,805,676	$9,894,041	(2,088,365)

Derivative liability at the time of warrant exercise applied to additional paid in capital	(788,293)
Amount at adoption of accounting change on July 1, 2009	2,705,031
Amount allocated to warrants at transaction inception	3,467,574
$3,295,947

The derivative liability is comprised of the following as of:

	June 30,	June 30,
	2010	2009
Current portion of derivative instruments liability	$9,894,041	$2,643,500
Long-term portion of derivative instruments liability	-	5,162,176
	$9,894,041	$7,805,676

     The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 8 – SENIOR SECURED CONVERTIBLE NOTES PAYABLE AND DEBENTURES

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

      On June 30, 2009, the Company entered into Amendment 2 on the Senior Secured Convertible Debenture dated December 21, 2007. Pursuant to the amendment, all the accrued interest on the debentures due June 30, 2009, in the collective aggregate amount of $974,360, was automatically converted into 974,360 shares of the Company’s common stock effective as of June 30, 2009. The amendment also provided that the accrued interest for the quarters ended September 30, 2009 and December 31, 2009 shall be paid in shares of the Company’s common stock, to be valued at $1.00 per share at the time of payment and issuance. Accordingly the Company issued 483,000 shares of its common stock for payment of $483,000 of aggregate accrued interest for the quarters ended September 30, 2009 and December 31, 2009. Additionally the amendment provided that on March 31, 2010, the note holder shall have the option to make a six-month election, by providing written notice of its election thirty days prior to March 31, 2010, to have the March 31, 2010 and June 30, 2010 quarterly interest payments paid in shares of the Company’s common stock. The note holder has chosen not to make the election, and consequently the accrued interest relating to the debentures, totaling $475,125 for the quarters ended March 31, 2010 and June 30, 2010 was paid in cash during the year. Commencing September 30, 2010, the note holder shall have the option to make an annual election, by providing 30 days prior written notice of its election, to have the subsequent four quarterly interest payments paid in shares of the Company’s common stock. Valuation of the common stock shall be based upon the Market Price of the stock for the 30 trading days immediately preceding the payment due date.

     The components of the senior secured convertible notes payable are as follows as of June 30, 2010 and 2009:

June 30, 2010:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(3,793,560)	10,156,440

	$13,950,000	$(3,793,560)	$10,156,440

June 30, 2009:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$18,219	$(8,027)	$10,192
Long-term portion, net of current	13,950,000	(4,514,554)	9,435,446

	$13,968,219	$(4,522,581)	$9,445,638

     Aggregate yearly maturities on the senior secured convertible notes based upon payment terms at June 30, 2010, are as follows:

2010	$-
2011	-
2012	13,950,000

Subtotal	13,950,000

Less: unamortized original discount	(3,793,560)
$10,156,440

     As of June 30, 2010 and 2009, accrued interest payable on the senior secured convertible notes aggregated $6,334 and $6,734, respectively.

NOTE 9 – NOTES PAYABLE

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

The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The original provisions of the note called for a $50,000 payment at the signing of the note, which occurred in August 2008, and four subsequent principal payments of $50,000 plus interest due each anniversary date of the agreement. In August 2009, the amortization schedule of the note was amended to reflect four equal annual payments of principal and interest of $63,094. The due date for the first annual payment was extended with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. All other provisions of the original agreement remain unchanged including the provision for a 5% royalty to be paid on any future production from the property.

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

     The following summarizes notes payable at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$156,906	$200,000

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	39,180	70,518

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	13,141	-

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $6,862, including interest through September 2010	13,604	-

Financing contract on insurance premiums interest at 5.99%, payable in 11 monthly installments of $13,098, including interest through October 2010	38,905	-
Total Outstanding Notes Payable	261,736	270,518
Less: Current maturities	(138,821)	(74,430)
Obligations of notes payable due after one year	$122,915	$196,088

The aggregate maturities of notes payable as of June 30, 2010, is as follows:

Year ending June 30,
2011	$138,821
2012	63,958
2013	58,957
Total Outstanding Notes Payable	$261,736

NOTE 10 – CAPITAL LEASES

     During the year ended June 30, 2010, the Company utilized capital leases aggregating $480,744 for the purchase of equipment. Lease terms and interest rates for the equipment are 60 months at 6.25%, 36 months at 5.34%, and 36 months at 5.78% . The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over the lower of their related lease terms or their estimated productive lives.

     Minimum future lease payments under capital leases, as of June 30, 2010, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2011	$149,563
2012	88,405
2013	43,041
2014	3,586
Total minimum lease payments	284,595
Amount representing interest	(17,569)
Present value of future minimum lease payments	267,026
Current portion of capital lease obligations	(138,117)
Obligations of capital leases due after one year	$128,909

The total amount of equipment and related accumulated depreciation related to equipment purchased with capital leases is as follows:

	June 30, 2010	June 30, 2010
Equipment	$576,061	$576,061
Accumulated depreciation	(138,986)	(56,691)
Net equipment under capital lease	$437,075	$519,370

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Office and Real Property Leases

     On March 1, 2007, the Company entered into a lease for office space located in Albuquerque, New Mexico, for a period of three years. Effective March 1, 2010 the lease has been extended for an additional period of three years.

     In September 2009, the Company retroactively renewed its lease to be effective March 1, 2009 for real property located in Glendale, Arizona for a period of one year. Effective March 1, 2010 the lease has been extended for an additional period of one year.

     Future minimum lease payments under operating leases are $46,497, $35,531, and $24,157 for the years ended June 30, 2011, 2012, 2013, respectively. Total rental expense was $52,155, $51,492 and $44,020 for the years ended June 30, 2010, 2009 and 2008, respectively.

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

Ortiz Gold Project

     On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). The Company paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. On February 1, 2006, the Company paid $71,184 for the second year’s lease payment (through January 31, 2007). On February 1, 2007, the Company paid the amount due of $100,218 through January 31, 2008. On January 25, 2008, the Company paid the amount due of $126,891 through January 2009. In February of 2009 the Company paid the amount due of $148,040 through January 31, 2010. In January of 2010 the Company paid the amount due of $126,891 through January 31, 2011. On May 1, 2010, we agreed with Ortiz Mines, Inc., to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer.

     The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due	Maximum Due
	($)	($)

February 1, 2011	130,000	130,000
February 1, 2012	130,000	130,000
February 1, 2013	130,000	130,000
February 1, 2014 and forward	130,000	260,000

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

Commitments

     On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Resources Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. We will receive credit against the $4,000.000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

     On April 6, 2010, the Company issued a purchase order for the purchase of a mining truck for the Summit project for an aggregate purchase price of $220,000. The Company has made a down payment on the truck of $53,750 and anticipated delivery should occur in 4-5 months.

     On May 1, 2010, the Company entered into an agreement for investor relations services. The agreement covers a period of six months with monthly payments of $15,000, for a total payment of $90,000, and a monthly payment of 15,000 restricted shares of the Company’s stock. Additionally, the Company has issued a three year option to purchase 125,000 shares of the Company’s stock with an exercise price of $1.30 and issued a three year option to purchase 125,000 shares, and an exercise price of $1.70. Each of the option issuances vests 50% on August 1, 2010, and 50% on November 1, 2010.

     On May 19, 2010, the Company issued a purchase order for the purchase of liners and a discharge grate for the ball mill for an aggregate purchase price of $64,920. Delivery of the items is anticipated to occur in October 2010.

NOTE 12 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

     On May 19, 2009, the Company issued 480,000 shares of the Company’s stock for services related to investor relations, including 380,000 shares issued to a shareholder who paid for expenses on the Company's behalf in prior years totaling $204,000. The shares were valued at $1.165 per share, the closing price on the date of grant. On June 15, 2009, the Company issued 42,400 shares of the Company’s stock for consulting services. The shares were valued at $1.14 per share, the closing price on the date of grant. The aggregate value of these transactions expensed to general and administrative expense was $403,536 during the year ended June 30, 2009, which includes $238,700 related to the shareholder capital contribution.

     On May 19, 2009, the Company issued 150,000 shares of the Company’s stock for services related to investor relations. The shares were valued at $1.165 per share, the closing price on the date of grant. On June 15, 2009, the Company issued 117,000 shares of the Company’s stock for consulting services. The shares were valued at $1.14 per share, the closing price on the date of grant. The aggregate value for both transactions of $308,130 was classified as deferred stock compensation on the date of issue. During the years ended June 30, 2010 and 2009, general and administrative stock compensation expense of $281,144 and $26,986 was recognized relating to these transactions, respectively.

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

Under the cashless basis, 5,522 shares were issued. On March 22, 2010, an option holder exercised 20,000 options with an exercise price of $0.60 per share to purchase shares of the Company’s stock on a cashless basis. Under the cashless basis, 8,680 shares were issued. On April 16, 2010, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 3,815 shares were issued. On June 30, 2010, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 3,334 shares were issued. The aggregate amount of shares issued on a cashless basis for the exercise of options and warrants during the year ended June 30, 2010, was 317,877.

     On July 27, 2009, the Company issued 94,339 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 47,169 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount. The private placement was subject to a sales commission and an additional 9,433 shares of common stock were issued as a commission on the transaction at the fair market value of $10,093.

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

     On August 17, 2009, the Company issued 18,868 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 9,434 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount. The private placement was subject to a sales commission and an additional 1,910 shares of common stock were issued as a commission on the transaction at the fair market value of $1,981.

     On September 30, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock. The aggregate amount of accrued interest converted was recorded as capitalized interest expense during the three months ended September 30, 2009. On December 31, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock. The aggregate amount of accrued interest converted was recorded as capitalized interest expense during the three months ended December 31, 2009. The aggregate amount of accrued interest converted totals $483,00, and this amount was recorded as capitalized interest during the year ended June 30, 2010.

     On November 18, 2009, 18,219 shares of common stock were issued to a convertible debenture holder for conversion of $18,219 of note principal at $1.00 per share in accordance with the debenture terms.

     On December 7, 2009, the Company issued 20,000 shares of common stock at a market value of $29,400 for investor relations services. This amount was expensed as stock-based compensation expense during the year ended June 30, 2010.

     On January 15, 2010, a warrant holder exercised 60,000 warrants with an exercise price of $1.25 per share to purchase shares of the Company’s common stock and the Company received cash proceeds of $75,000 .

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

     On May 1, 2010, the Company issued 90,000 unvested shares of the Company’s stock for services related to investor relations. The shares have a vesting period of six months. The shares were valued at $0.95 per share, the closing price on the date of grant. The aggregate value of the transaction of $85,500 was classified as deferred stock compensation on the date of issue. During the year ended June 30, 2010, stock compensation expense issued for services of $28,345 was recognized relating to the transaction and $57,155 deferred stock compensation will be reported over the remaining vesting periods.

           On June 8, 2010, the Company granted and issued 575,000 unvested shares of the Company’s stock to employees and 100,000 unvested shares to outside Board of Directors for services. The shares have a vesting period of two years for the employee share grant and six months for the outside Board of Directors grant. The shares were valued at $0.86 per share, the closing price on the date of grant. The aggregate value of the transaction of $580,500 was classified as deferred stock compensation on the date of issue. During the year ended June 30, 2010, stock compensation expense of $32,926 was recognized relating to the transaction and $547,574 deferred stock compensation will be reported over the remaining vesting periods.

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

  On May 2, 2006, the Company granted a non-plan five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer, in connection with an employment agreement. The option exercise price is $1.24 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $50,971 using the Black-Scholes option pricing model. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of cancellation

  On April 25, 2007, the Company granted non-plan a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer. The option exercise price is $0.74 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $30,505 using the Black-Scholes option pricing model and are expensed in the period granted. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of cancellation.

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

  On July 22, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $64,247 using the Black-Scholes option pricing model. The options were valued using a volatility of 104%, a risk free interest rate of 3.48%, an expected life of 5.0 years and zero quarterly dividends. On December 3, 2008, the options were cancelled and re- issued, with any further amortization of the options ceasing on that date. Stock-based compensation of $42,832 was recorded during the year ended June 30, 2009.

     On December 3, 2008, the Company granted a five (5) year option to twenty-three employees and two board members to purchase 830,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. The options were valued at $249,838 using the Black-Scholes option pricing model. The options were valued using a volatility of 80%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. During the year ended June 30, 2009, stock- based compensation of $238,688 was recorded.

     On May 19, 2009, the Company granted a five (5) year option to eight employees to purchase 120,000 shares of common stock at an option exercise price of $1.165 per share, the closing price on the date of grant, and the options will vest on December 31, 2009. The options were valued at $73,581 using the Black-Scholes option pricing model. The options were valued using a volatility of 84%, a risk free interest rate of 0.91%, an expected life of 2.8 years and zero quarterly dividends. During the year ended June 30, 2010 and 2009, stock- based compensation of $36,392 and $10,512 was recorded, respectively.

     On July 13, 2009, the Company granted a five (5) year option to purchase 200,000 shares of common stock to an employee under the 2007 Equity Incentive Plan. The option exercise price is $1.00 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The fair market value of the options at the time of issuance was determined to be $103,123 with the following assumptions: (1) risk-free rate of interest of 0.92%, (2) an expected life of 2.75 years, (3) expected stock price volatility of 83.13%, and (4) expected dividend yield of zero. Stock-based compensation expense of $103,123 was recognized during the year ended June 30, 2010.

     On January 1, 2010, the Company issued 75,000 five year options with an exercise of $1.38, the market price on the date of the grant, to each of the two outside directors under the 2007 Equity Incentive Plan. The options have a vesting period of six months from the date of grant. The fair market value of the options at the time of issuance was determined to be $114,640 with the following assumptions: (1) risk-free rate of interest of 1.70%, (2) an expected life of 3.0 years, (3) expected stock price volatility of 85.14%, and (4) expected dividend yield of zero. Stock-based compensation expense of $114,640 was recognized during the year ended June 30, 2010.

     On May 1, 2010, the Company granted to an investor relations firm a three (3) year option to purchase 125,000 shares of common stock at an option exercise price of $1.30 per share and a three (3) year option to purchase 125,000 shares of common stock at an option exercise price of $1.70. Each of the option grants vest 50% on August 1, 2010, and 50% on November 1, 2010. The options were valued at $85,209 using the Black-Scholes option pricing model. The options were valued using a volatility of 71.55%, a risk free interest rate of 1.56%, an expected life of 3.0 years and zero quarterly dividends. Stock-based compensation expense of $28,403 was recorded during the year ended June 30, 2010 and $56,806 deferred stock-based compensation will be reported over the remaining vesting periods.

     On June 8, 2010, the Company granted a five (5) year option to thirty-five employees and two board members to purchase 1,095,000 shares of common stock at an option exercise price of $0.86 per share, the closing price on the date of grant, and 1,055,000 options will vest on December 31, 2010 and 40,000 options will vest on June 30, 2011. The options were valued at $342,869 using the Black-Scholes option pricing model. The options were valued using a volatility of 55.2%, a risk free interest rate of 1.11 to 1.16%, an expected life of 2.78 to 2.88 years and zero quarterly dividends. Stock-based compensation expense of $36,872 was recorded during the year ended June 30, 2010 and $305,997 deferred stock-based compensation will be reported over the remaining vesting periods.

     In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2010, 2009 and 2008 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2007	9,600,000	$ 0.11	3,715,831	$ 1.12
Granted	550,000	$ 0.61	3,709,165	$ 1.02
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	---	---	---	---
Outstanding at June 30, 2008	10,150,000	$ 0.14	7,424,996	$ 1.02

Granted	1,450,000	$ 0.66	4,216,510	$ 1.00
Canceled	(610,000)	$ 0.75	---	---
Expired	---	---	---	---
Exercised	(4,600,000)	$ 0.11	(25,000)	$ 1.00
Outstanding at June 30, 2009	6,390,000	$ 0.22	11,616,506	$ 1.01

Granted	1,695,000	$ 1.02	4,419,957	$1.68
Canceled	(130,0000)	$ 0.99	---
Expired	---	---	(75,001)	$ 1.58
Exercised	(1,250,000)	$0.20	(951,934)	$ 1.02

Outstanding at June 30, 2010	6,705,000	$ 0.41	15,009,528	$ 1.20

     Stock options and warrants outstanding and exercisable at June 30, 2010, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	3.27	$0.11	$1.00	3,483,203	3,483,203	1.58	$1.00
$0.46	100,000	100,000	2.07	$0.46	$1.00	6,750,000	-	4.51	$1.00
$0.55	175,000	175,000	2.51	$0.55	$1.06	253,773	253,773	4.03	$1.06
$0.60	705,000	705,000	3.43	$0.60	$1.25	214,858	214,858	2.45	$1.25
$0.86	1,095,000	-	4.94	$0.86	$1.625	461,539	-	4.50	$1.625
$1.00	200,000	200,000	4.04	$1.00	$1.70	3,846,155	3,846,155	4.56	$1.70
$1.165	30,000	30,000	3.89	$1.165
$1.30	125,000	-	2.84	$1.30
$1.38	150,000	150,000	4.51	$1.38
$1.70	125,000	-	2.84	$1.70
	6,705,000	5,360,000				15,009,528	7,797,989

	Outstanding Options		3.56	$0.41		Outstanding Warrants		3.80	$1.20
	Exercisable Options		3.31	$0.27		Exercisable Warrants		3.15	$1.35

     As of June 30, 2010, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $3,520,550 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $3,476,750. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.90 closing stock price of the Common Stock on June 30, 2010. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2010, was 4,980,000.

     The total intrinsic value of options and warrants exercised during the year ended June 30, 2010, was approximately $1,560,679. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The total cash proceeds received from the exercise of stock options and warrants was $75,000.

     The total fair value of options and warrants granted during the year ended June 30, 2010, was approximately $4,002,452. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2010, was approximately $3,257,974.

NOTE 13 – PENSION PLAN

     During the year ended June 30, 2009, the Company adopted a 401(K) plan, which covers substantially all employees. Under the terms of the plan, the Company matches employee salary deferrals dollar for dollar up to a maximum of 5% of compensation. For the year ended June 30, 2010 and 2009, the Company recorded $31,363 and $44,021, respectively, in expenses related to the plan.

NOTE 14 - INCOME TAXES

     The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net (loss) before taxes for the fiscal years ended June 30:

		2010		2009		2008
Tax (expense) benefit at the federal statutory rate		$411,180		$1,951,463		$1,446,918
State tax(expense) benefit		66,514		315,678		296,533
Expiration of state operating losses		(111,229)		(544,184)		(541,596)
Change in state tax rate		---		(62,296)		---
Decrease (increase) in valuation allowance		(366,465)		(1,660,661)		(1,201,855)
Income tax expense	$	---	$	---	$	---

     The components of the deferred tax asset and deferred tax liability at June 30, 2010 are as follows:

Deferred Tax Asset
Federal net operating loss carry forwards		$16,441,573
State net operating loss carry forwards		967,282
Valuation allowance		(17,408,855)
Net deferred tax asset	$	---

     At June 30, 2010, the Company had financial statement net operating loss carry forwards for state income tax purposes of approximately $16.2 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2011 to 2015.

     At June 30, 2010, the Company had financial statement net operating loss carry forwards for federal income tax purposes of approximately $48.4 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2030.

NOTE 15 - RELIEF OF DEBT

     The Company recognized relief of debt totaling $90,967 from two separate events during the year ended June 30, 2009. In one event during September of 2008, the Company negotiated a settlement with a government agency on outstanding amounts owed for property taxes and made a payment in cash to settle the account in full and recognized $48,872 as relief of debt. In a separate event, the Company wrote off $19,940 of notes payable and related accrued interest of $22,155 that extended beyond the Statute of Limitations for collectability. During the year ended June 30, 2008, the Company wrote off accounts payable resulting in relief of debt of $24,062.

NOTE 16 – SUBSEQUENT EVENTS

     The Company has evaluated events and transactions that occurred subsequent to June 30, 2010 for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

     On August 26, 2010, the Company announced it has contracted with an Arizona smelter to supply a trial shipment of 1,000 tons of siliceous flux material. The flux material will be processed for precious metals recovery. The Company will be paid for the contained silver and gold less customary charges. The siliceous flux constitutes a beneficiated product of ore from the Summit mine upgraded in silica and precious metals contents through crushing and screening.

     On August 31, 2010, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 2,942 shares were issued.

     On September 1, 2010, the Company announced it will supply an additional 3,000 to 6,000 tons of trial siliceous flux material to a separate smelter in Arizona. The Company previously provided the smelter with 3,000 tons of similar material in earlier in the year. The flux material will be processed for precious metals recovery. The Company will be paid for the contained silver and gold less customary charges. The siliceous flux constitutes ore from the Summit mine upgraded in silica and precious metals contents through crushing and screening.

     On September 13, 2010, the Company announced it has shipped an initial 20 tons of precious metals concentrate to a European smelter. At current metal prices, the shipment contains approximately $425,000 in gold and silver. The Company will be paid for the gold and silver less customary smelter charges.

     On September 24, 2010, the Company entered into a non-binding Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which the Company will acquire all of the outstanding shares of common stock of Columbus Silver in exchange for shares of the Company’s common stock. The contemplated exchange ratio is one share of the Company’s common stock for every 5.82515 shares of Columbus Silver’s common stock. It is contemplated that the Company will issue a total of 8,787,527 shares in the transaction, which is valued at approximately $9.93 million. Following completion of the transaction, it is estimated that the Company will be owned 91.37% by current Company shareholders and 8.63% by Columbus Silver shareholders. The combination with Columbus Silver is a notable step forward in the Company’s objective to become a significant North American precious metals producer.

     The Memorandum of Understanding contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of the Company and Columbus Silver, stock exchange and regulatory approvals, and Columbus Silver shareholder approval. On September 27, 2010, in relation to the transaction with Columbus Silver, the Company filed a Current Report on Form 8-K.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The Company’s present directors and officers as well as those who served during fiscal 2008 are as follows:

Name	Age	Position	Date Elected

Lawrence G. Olson	72	Chairman of the Board Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003

W. Pierce Carson	67	President, Chief Executive Officer and Director	October 7, 2003

John E. Frost	86	Director	May 7, 2007

          The directors and officers have held their principal occupations as set out above during at least the last five years, except as described below:

          Lawrence G. Olson, age 72, Chairman, became a director in March 1999 in connection with the acquisition of Arizona Mica. He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003. Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

          W. Pierce Carson, age 67, was named President and Chief Executive Officer and a director in October 2003, following a consulting assignment with us. Dr. Carson has 40 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

          John E. (Jack) Frost, age 86, joined our board of directors in May 2007. Dr. Frost has over 50 years of international mining experience in a wide range of metallic and non-metallic minerals and has been closely involved in the discovery and/or acquisition of more than 40 mineral deposits. Since 1986, Dr. Frost has served as principal of Frost Minerals International, Inc., a provider of management and consulting services to the mining industry. From 1967 until 1986, he worked for Exxon Minerals Company and its affiliates in a number of senior management capacities, including president of Exxon Minerals International. His responsibilities at Exxon Minerals included establishing and managing Exxon Minerals’ domestic and international minerals exploration programs. Prior to 1967, he managed exploration and mining activities for Duval Corporation and Philippine Iron Mines. Dr. Frost holds a B.S. Degree in Mining Engineering, an M.S. Degree in Geology and a Ph.D. in Geology, all from Stanford University.

Board Meetings and Committees

          During fiscal 2010, our board met once and took action by unanimous consent three times. All of our directors attended at least 75% of the meetings of our board and its assigned committees during 2010. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

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
Employee Director:
W. Pierce Carson	X(1)
Non-Employee Directors:
Lawrence G. Olson	X	X(1)	X
John E. Frost	X	X	X(1)

_______________
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

          The committee was constituted in May 2007, and did not meet during fiscal 2010.

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

          The Audit Committee met once during fiscal 2010.

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

          The committee currently consists of Messrs. Olson and Frost, with Mr. Frost serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Mr. Frost is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Olson may not meet prescribed independence standards

          The committee was constituted in May 2007, and met once during fiscal 2010.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

          Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2010, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

          The following table summarizes the compensation awarded to, earned by or paid during the last three fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the financial year ended June 30, 2010, and whose total compensation exceeded $100,000 per year; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
W. PierceCarson President & CEO	2010 2009 2008	227,837 222,413 207,125	- - -	172,000(2) - 320,000(1)	62,543(2) - -	- - -	- - -	- - -	462,380 222,413 527,125

(1)

On June 25, 2008, the board of directors granted to Mr. Carson an award of 500,000 shares of restricted common stock under our 2007 EIP. The shares vested on December 31, 2008. The closing price of our common stock was $0.64 on the date of grant. The dollar value recognized for financial statement reporting purposes was calculated in accordance with FAS 123R.

(2)

On June 8, 2010, the board of directors granted Mr. Carson an award of 200,000 shares of restricted common stock and 200,000 options under our 2007 EIP. The shares vest 50% after 12 months with the remaining 50% vesting after 24 months. The options have a vest date of December 31, 2010. The exercise price of the options is $0.86 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for both the grant of stock and options was calculated in accordance with FAS 123R.

Outstanding Equity Awards as of June 30, 2010

          The following table summarizes the outstanding equity awards as of June 30, 2010, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Pierce Carson	4,000,000 N/A	N/A N/A	N/A 200,000	0.11 0.86	10/16/2013 6/08/2015	N/A N/A	N/A N/A	N/A 200,000	N/A 172,000

Compensation of Directors

          The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2010:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lawrence G. Olson	8,500	43,000	72,957	-	-	-	124,457
John E. Frost	8,500	43,000	72,957	-	-	-	124,457

(1)    W. Pierce Carson, a member of our board of directors, is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)    This column represents the fair value of the options awarded in fiscal 2010 in accordance with FAS 123R.

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

          Effective July 1, 2010, we adopted an increase in the annual non-employee independent director fee to $25,000 per year and an increase in annual committee fees to $4,000 per committee membership and $2,000 per committee chairmanship, to be paid quarterly.

          During fiscal years 2010, 2009 and 2008, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $17,000 for the year ended June 30, 2010.

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

          In May 2009, we entered into change of control agreements with two key employees, our manager of legal affairs, who also is the son of our current president, and our controller. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of September 10, 2010, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned
				Percent of
Name and Address Of Beneficial Owner	Title of Class	Number of Shares		Class(6)

Christian Mustad Bodmenstrasse, Chalet Corcovado 3778 Schoenried Switzerland	Common Stock	5,195,000		5.6%

Sulane Holdings, Inc. P.O. Box 414 CH-1630 Bulle Switzerland	Common Stock	10,307,360	(1)	10.1%

Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	7,552,450	(2)	8.1%

W. Pierce Carson 33 Camino de Avila Tijeras, NM 87059	Common Stock	12,951,494	(3)	13.3%

John E. Frost 602 Sandy Port Houston, TX 77079	Common Stock	360,000	(4)	0.4%

Officers and Directors As a Group (3 Persons)	Common Stock	20,863,944	(5)	21.4%

(1)

Includes shares issuable under December 2007 convertible debenture financing authorizing Sulane to convert outstanding debt at a conversion price of $1.00 per share. Also includes an aggregate of 1,457,360 shares that were issued for conversion of accrued interest due June 30, 2009, September 30, 2009 and December 31, 2009.

(2)	Includes options issued under the 2007 EIP to acquire 75,000 shares at an exercise price of $1.38 per share.
(3)	Includes non- plan options to acquire 4,000,000 shares at an exercise price of $0.11 per share.
(4)

Includes options issued under the 2007 EIP to acquire 100,000 shares at an exercise price of $0.46 per share, 75,000 shares at an exercise price of $0.55 per share, 75,000 shares at an exercise price of $0.60 per share, and 75,000 shares at an exercise price of $1.38 per share.

(5)	Includes options to acquire an aggregate of 4,400,000 shares.
(6)

Applicable percentage of ownership is based on 93,062,510 shares of common stock outstanding as of September 27, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of September 27, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 27, 2010, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plans

          The following table contains information regarding our Equity Compensation Plans as of June 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2007 Equity Incentive Plan approved by security holders	2,705,000	$0.86	3,820,000
Equity compensation plan not approved by security holders(1)	4,250,000	$0.19	N/A

(1)      Includes certain options granted to an executive officer pursuant to an employment agreement described in more detail under the caption “Employment Agreements”, prior to the adoption of the 2007 EIP. Also includes options granted to an investor relations consultant.

2007 Equity Incentive Plan

          At our Annual Meeting on July 24, 2007, the stockholders approved the 2007 Equity Incentive Plan ("2007 EIP"). The 2007 EIP became effective on July 25, 2007, and will terminate on July 24, 2017. A maximum of 8,000,000 shares of common stock are reserved for the grant of non-qualified stock options, incentive stock options, restricted stock awards and other stock awards under the 2007 EIP. The 2007 EIP replaced our 1989 Stock Option Plan, which terminated on April 30, 2007. The full text of the 2007 EIP is included in our definitive proxy statement DEF14A filed with the SEC on May 23, 2007.

          The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, employees, and consultants. As of September 27, 2010, one executive officer, two non-employee independent board members and approximately thirty-six other employees and consultants are eligible to receive grants under the 2007 EIP.

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

          On September 15, 2005, we entered into a consulting agreement with Ryan P. Carson, an attorney who is the son of our President and Chief Executive Officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. On November 28, 2005, the contract was extended for a six-month period, after which the contract extended on a month-to-month basis until terminated by either party. We issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006, the individual was offered and accepted employment at a salary of $5,000 per month. In connection with employment, we granted 50,000 stock options at an exercise price of $1.24 per share, which was the closing price on May 2, 2006. On April 25, 2007, we granted the individual 50,000 stock options at an exercise price of $0.74 per share, and on December 13, 2007, we granted the individual 100,000 options at an exercise price of $0.55 per share, which were the closing prices on the dates granted. On December 3, 2008, we granted the individual 100,000 options and also cancelled and reissued the options previously granted on May 2, 2006 and April 25, 2007, at an exercise price of $0.60 per share, which was the closing price on December 3, 2008. On June 8, 2010, we granted the individual 100,000 options at an exercise price of $0.86 per share, the closing price on the date of grant. Additionally, on June 8, 2010 we granted the individual 100.000 shares of restricted stock. The shares were valued at $0.86 per share, the closing price on the date of grant.

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

          On November 15, 2006, Mr. Olson exercised stock options to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.11 per share, in exchange for payment of accrued interest owed and reduction of principal on the note payable, aggregating $210,000. In addition, Mr. Olson agreed to contribute to capital the remaining unpaid principal on the note of $600,000. In connection with the contribution to capital, we granted a 25% net proceeds royalty in the Black Canyon mica claims, toward an end settlement of $600,000. On May 19, 2009, we entered into an agreement with Mr. Olson to purchase the royalty for $200,000. On July 17, 2009, the $200,000 owed to Mr. Olson was satisfied by applying credit of $186,250 for payment of the exercise price of stock options exercised on that date, including 1,000,000 options at an exercise price of $0.10 per share, 75,000 options at $0.55 per share and 75,000 options at $0.60 per share, and by satisfying the remaining amount of $13,750 by the issuance of 12,500 shares of stock at a price of $1.10 per share, the closing price on July 17, 2009.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICE

          The following table discloses the fees for professional services provided by Stark Winter Schenkein & Co., LLP for the 2009 and 2008 fiscal years respectively:

	2010	2009
Audit Fees (1)	$81,595	$68,270
Tax Fees (2)	-0-	-0-
	$81,595	$68,270

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.

(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.7	Management Agreements dated August 15, 1994, by and between the Registrant and both of Alan P. Lindsay, Anthony R. Harvey; Management Agreement dated November 19, 1996, by and between the Registrant and Ryan A. Modesto	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006

10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006

10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006

10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007

10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007

10.52	Senior subordinated Promissory Note dated October 31, 2007, by and between Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated October 31, 2007, as filed with the SEC on November 1, 2007

10.53	Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated December 21, 2007, as filed with the SEC on December 26, 2007

10.54	Settlement Agreement dated June 5, 2008, by and between Registrant and New Planet Copper Mining Company	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 5, 2008 , as filed with the SEC on June 10, 2008

10.55	Purchase and Sale Agreement dated June 30, 2008, by and between Registrant and St. Cloud Mining Company	Incorporated by reference to Exhibits 10.55 and 99.1 to Registrant’s 8-K dated June 30, 2008, as filed with the SEC on July 1, 2008

10.56	Change of Control Agreement between the Registrant and Ryan P. Carson dated May 19, 2009	Incorporated by reference to Exhibit 10.56 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.57	Change of Control Agreement between the Registrant and Michael P. Martinez dated May 19, 2009	Incorporated by reference to Exhibit 10.57 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.58	Purchase option dated June 13, 2009, by and between Registrant’s subsidiary Minera Sandia S.A. de C.V. and Mineral de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.58 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.59	Agreement dated June 13, 2009, by and between Registrant and Minera de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.59 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.60	Finders Agreement dated June 13, 2009, by and between Registrant and Finder	Incorporated by reference to Exhibit 10.60 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.61	Amendment No. 2 dated June 30, 2009, to Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated June 30, 2009, as filed with the SEC on August 25, 2009

10.62	Gold Sale Agreement dated September 11, 2009, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 11, 2009, as filed with the SEC on September 17, 2009

10.63	Placement Agreement dated January 7, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.

10.64	Securities Purchase Agreement dated January 14, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.

14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2010.

SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
Name:  W. Pierce Carson
Title:    President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on September 27, 2010.

SIGNATURE	TITLE

/s/ Lawrence G. Olson	Chairman of the Board
Lawrence G. Olson

/s/ W. Pierce Carson	President and Chief Executive Officer
W. Pierce Carson	(Principal Executive Officer)

/s/ W. Pierce Carson	Chief Financial Officer
W. Pierce Carson	(Principal Financial Officer)

/s/ John E. Frost	Director
John E. Frost