Form 10-Q
period 2010-09-30
Santa Fe Gold CORP
filed 2010-11-09
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Larger accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
93,101,777 shares outstanding as of November 8, 2010.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,196,227	$5,540,130
Accounts receivable	776,822	-
Prepaid expenses and other current assets	317,753	267,208
Total Current Assets	4,290,802	5,807,338
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	13,874,497	3,790,215
OTHER ASSETS:
Construction in process	5,484,652	15,177,362
Idle equipment, net	1,223,528	1,223,528
Restricted cash	410,374	410,374
Deferred financing costs	388,437	413,017
Total Other Assets	7,506,991	17,224,281
Total Assets	$26,251,290	$27,400,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$653,333	$458,098
Accrued liabilities	220,053	320,566
Derivative instrument liabilities	12,021,414	9,894,041
Current portion, notes payable	166,111	138,821
Current portion, capital leases	140,012	138,117
Deferred revenue, current portion	4,000,000	243,107
Accrued interest payable	8,043	20,525
Total Current Liabilities	17,208,966	11,213,275
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $3,497,196 and $3,793,560, respectively	10,452,804	10,156,440
Notes payable, net of current portion	63,536	122,915
Capital leases, net of current portion	93,142	128,909
Deferred revenue, net of current portion	-	3,756,893
Asset retirement obligation	84,059	84,059
Total Liabilities	27,902,507	25,462,491
STOCKHOLDERS' (DEFICIT) EQUITY :
Common stock, $.002 par value, 200,000,000 shares authorized; 93,066,955 and 93,059,568 shares issued and outstanding, respectively; Includes non-vested shares of 765,000 and 765,000, respectively	184,605	184,590
Additional paid in capital	57,245,334	56,883,203
Accumulated (deficit)	(59,081,156)	(55,129,450)
Total Stockholders' (Deficit) Equity	(1,651,217)	1,938,343
	$26,251,290	$27,400,834

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

SALES	$776,822	$4,476

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	395,087	264
Exploration and mine and mill start up costs	390,019	132,250
General and administrative	765,084	389,908
Depreciation and amortization	572,157	105,911
	2,122,347	628,333

LOSS FROM OPERATIONS	(1,345,525)	(623,857)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	(3,572)
Interest income	4,508	632
Miscellaneous income	-	2,178
Foreign currency translation (loss) gain	(1,305)	305
Gain (loss) on derivative instrument liabilities	(2,127,373)	(2,121,546)
Accretion of discounts on notes payable	(296,364)	(258,664)
Interest expense	(185,647)	(14,274)
	(2,606,181)	(2,394,941)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,951,706)	(3,018,798)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,951,706)	$(3,018,798)

Basic and Diluted Per Share data Net Loss - basic and diluted	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding: Basic and diluted	93,060,656	83,438,010

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,951,706)	$(3,018,798)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	572,157	105,911
Stock based compensation	362,146	162,686
Accretion of discount on notes payable	296,364	258,664
Foreign currency translation (gain) loss	-	(305)
Loss on derivative instrument liabilities	2,127,373	2,121,546
Loss on disposal of assets	-	3,572
Amortization of deferred financing costs	24,580	15,289
Net change in operating assets and liabilities:
Accounts receivable	(776,822)	-
Prepaid expenses and other current assets	(50,545)	(65,646)
Accounts payable and accrued liabilities	94,722	142,558
Accrued interest payable	(12,482)	(8,037)
Net Cash Used in Operating Activities	(1,314,213)	(282,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	21,400
Purchase of property, plant and equipment	(249,119)	(67,852)
Construction in progress	(714,610)	(736,088)
Net Cash Used in Investing Activities	(963,729)	(782,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	226,000
Proceeds from notes payable	77,306	-
Proceeds from deferred revenue	-	500,000
Payments on notes payable	(109,395)	(50,742)
Payments on capital leases	(33,872)	(32,039)
Net Cash (Used in) Provided by Financing Activities	(65,961)	643,219
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,343,903)	(421,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,540,130	509,846
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,196,227	$87,965

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$253,000	$35,778

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$-	$241,500

Equipment purchased with note payable	$-	$16,825

Stock issued for conversion of accrued liability	$-	$200,000

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Santa Fe Gold Corporation (the Company) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold project in New Mexico, the leased Ortiz gold property in New Mexico, and the 100% owned Black Canyon mica project in Arizona.

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

     The Company had a net loss of $3,951,706 for the three months ended September 30, 2010, has a working capital deficit of $12,918,164 which includes a non-cash financial derivative liability of $12,021,414 and deferred revenue of $4,000,000, and has a total accumulated deficit of $59,081,156 at September 30, 2010. The Company generated revenues of $776,822 from the initial sales of precious metals in the three months ended September 30, 2010. To continue as a going concern, the Company is dependent upon an increased ramp up of production on the Company’s Summit mine site; increased through put recovery of precious metals through the Banner mill; and continued fund raising for project development and working capital for operational and administrative expenses.

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

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2010, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Deferred Revenue

     Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash deposit of $4.0 million. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue along with the on-going production payments for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Based upon the terms of the agreement, current deferred revenue approximated $4,000,000 at September 30, 2010.

Net Earnings (Loss) per Common Share

     The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. Consequently the impact of outstanding stock equivalents has not been included in the current period as they would be anti-dilutive.

Reclassifications

     Certain items in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

     In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The adoption of the updated guidance by the Company, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011, did not have a material impact on the Company’s consolidated financial statements. The Company is evaluating the potential impact of adopting the level 3 disaggregation of this guidance on the Company’s consolidated financial position, results of operations and cash flows.

     In March 2010, the FASB issued authoritative guidance which clarifies the “Embedded Derivatives” guidance (ASC 815). All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments. The amendments in this update are effective for interim periods beginning after June 15, 2010. The adoption of this update has not had a material impact on the Company’s consolidated financial statements.

     In April 2010, the FASB issued authoritative guidance which clarifies the “Stock Compensation” guidance (ASC 718). This guidance clarifies the accounting for certain employee share-based payment awards. Awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades would not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This accounting guidance is effective for accounting periods beginning on or after December 15, 2010, with earlier application permitted. The Company has not evaluated the impact of this guidance on the Company’s consolidated financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement.

NOTE 3 - DERIVATIVE INSTRUMENT LIABILITIES

     The fair market value of the derivative instruments liability at September 30, 2010, was determined to be $12,021,414 with the following assumptions: (1) risk free interest rate of 0.26% to 1.05%, (2) remaining contractual life of 0.95 to 4.31 years, (3) expected stock price volatility of 82.79%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the three months ended September 30, 2010, of $(2,127,373) and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Derivative
	Liability as of	Liability as of	(Loss) Through
	June 30, 2010	September 30, 2010	September 30, 2010
Convertible Debentures:
Purchase Agreement Warrants	$6,585,752	$7,875,647	$(1,289,895)
Amendment 2 Warrants	637,296	783,432	(146,136)
Embedded Conversion Option	2,670,993	3,362,335	(691,342)
Totals	$9,894,041	$12,021,414	$(2,127,373)

The derivative liability is comprised of the following as of:

	September 30,	June 30,
	2010	2010
Current portion of derivative instruments liability	$12,021,414	$9,894,041
Long-term portion of derivative instruments liability	-	-
	$12,021,414	$9,894,041

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DEBENTURES

Convertible Senior Subordinated Notes

     On October 30, 2007, the Company completed the placement of 10% Convertible Senior Subordinated Notes of $450,000. The notes were placed with three accredited investors for $150,000 each. The notes have a term of 60 months, and at such time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest accrued for 18 months from the date of closing. Interest on the outstanding principal balance is then payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

Senior Secured Convertible Debenture

     On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest was accrued until June 30, 2009. Interest on the outstanding principal balance is payable in quarterly installments, commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor received a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company received the total advances under the agreement of $13,500,000, and the Company issued an aggregate of 6,750,000 warrants under the debenture advances.

     On June 30, 2009, the Company entered into Amendment 2 on the Senior Secured Convertible Debenture dated December 21, 2007. Pursuant to the amendment, the accrued interest on the debentures due June 30, 2009, in the collective aggregate amount of $974,360, was automatically converted into 974,360 shares of the Company’s common stock effective as of June 30, 2009. The amendment also provided that the accrued interest for the quarters ended September 30, 2009 and December 31, 2009 shall be paid in shares of the Company’s common stock, to be valued at $1.00 per share at the time of payment and issuance. Accordingly the Company issued 483,000 shares of its common stock for payment of $483,000 of aggregate accrued interest for the quarters ended September 30, 2009 and December 31, 2009. Additionally the amendment provided that on March 31, 2010, the note holder had the option to make a six-month election, by providing written notice of its election thirty days prior to March 31, 2010, to have the March 31, 2010 and June 30, 2010 quarterly interest payments paid in shares of the Company’s common stock. The note holder chose not to make the election, and consequently the accrued interest relating to the debentures, totaling $475,125 for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, was paid in cash. Commencing September 30, 2010, the note holder had the option to make an annual election, by providing 30 days prior written notice of its election, to have the subsequent four quarterly interest payments paid in shares of the Company’s common stock. Valuation of the common stock shall be based upon the Market Price of the stock for the 30 trading days immediately preceding the payment due date. The note holder chose not to make the election, and consequently the accrued interest relating to the debentures, totaling $241,500 for the quarter ended September 30, 2010, was paid in cash.

     The components of the convertible notes payable and debentures are as follows as of:

September 30, 2010	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(3,497,196)	10,452,804

	$13,950,000	$(3,497,196)	$10,452,804

June 30, 2010	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(3,793,560)	10,156,440

	$13,950,000	$(3,793,560)	$10,156,440

     Aggregate yearly maturities of long term debt based upon payment terms at September 30, 2010, are as follows:

2010	$-
2011	-
2012	13,950,000
Subtotal	13,950,000
Less: unamortized original discount	(3,497,196)
$10,452,804

     As of September 30, 2010, accrued interest payable on the convertible notes payable and debentures was $6,333.

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

     On October 1, 2009, the Company entered into an agreement to finance insurance premiums in the amount of $72,906 at an interest rate of 6.99% with equal payments due monthly beginning November 1, 2009 and continuing until September 1, 2010. All amounts owed under the agreement were paid off in full prior to September 30, 2010.

     On November 1, 2009, the Company entered into an agreement to finance insurance premiums in the amount of $139,856 at an interest rate of 5.99% with equal payments due monthly beginning December 10, 2009 and continuing until October 10, 2010. All amounts owed under the agreement were paid off in full prior to September 30, 2010.

     On September 27, 2010, the Company entered into an agreement to finance insurance premiums in the amount of $77,306 at an interest rate of 6.99% with equal payments due monthly beginning November 1, 2010 and continuing until September 1, 2010.

     The following summarizes notes payable at September 30, 2010 and June 30, 2010:

	September 30,	June 30,
	2010	2010
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$ 109,502	$ 156,906

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	31,027	39,180

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	11,812	13,141

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $6,862, including interest through September 2010	-	13,604

Financing contract on insurance premiums interest at 5.99%, payable in 11 monthly installments of $13,098, including interest through October 2010	-	38,905

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $7,276, including interest through September 2011	77,306	-

Total Outstanding Notes Payable	229,647	261,736
Less: Current maturities	(166,111)	(138,821)
Obligations of notes payable due after one year	$63,536	$122,915

     The aggregate maturities of notes payable as of September 30, 2010, is as follows:

Year ending June 30,
2011	$106,733
2012	63,958
2013	58,956
Total Outstanding Notes Payable	$229,647

NOTE 6 – CAPITAL LEASES

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

     Minimum future lease payments under capital leases, as of September 30, 2010, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2011	$112,126
2012	88,405
2013	43,041
2014	3,586
Total minimum lease payments	247,158
Amount representing interest	(14,004)
Present value of future minimum lease payments	233,154
Current portion of capital lease obligations	(140,012)
Obligations of capital leases due after one year	$93,142

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.

     The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis which consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs. The derivatives and their respective derivative values measured using Level 3 inputs as of September 30, 2010 are as follows:

				September 30,
	Level 1	Level 2	Level 3	2010
Other Assets:
Idle equipment, net	---	---	1,223,528	1,223,528

Value of derivative instruments liability	---	---	12,021,414	12,021,414

     Idle equipment includes equipment associated with the mica project which the Company ceased operations and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the three months ended September 30, 2010.

NOTE 8 - STOCKHOLDERS’ (DEFICIT)

Issuances of Common Stock

     On August 31, 2010, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 2,942 shares were issued.

     On September 29, 2010, an individual exercised an option to purchase 10,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 4,445 shares were issued.

Issuances of Options

     During the three months ended September 30, 2010, the Company issued no new options.

Issuances of Warrants

     During the three months ended September 30, 2010, the Company issued no new warrants.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 Equity Incentive Plan and outside of these plans, for the three months ended September 30, 2010, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2010	6,705,000	$0.41	15,009,528	$1.20
Granted	---	---	---	---
Canceled	---	---	---	---
Expired	---	---	---	---
Exercised	(20,000)	$0.60	---	---
Outstanding at September 30, 2010	6,685,000	$0.41	15,009,528	$1.20

Stock options and warrants exercisable at September 30, 2010, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	3.02	$0.11	$1.00	10,233,203	10,233,203	3.26	$1.00
$0.46	100,000	100,000	1.82	$0.46	$1.06	253,773	253,773	3.78	$1.06
$0.55	175,000	175,000	2.25	$0.55	$1.25	214,858	214,858	2.20	$1.25
$0.60	685,000	685,000	3.18	$0.60	$1.625	461,539	461,539	4.25	$1.625
$0.86	1,095,000	---	4.69	$0.86	$1.70	3,846,155	3,846,155	4.31	$1.70
$1.00	200,000	200,000	3.79	$1.00
$1.165	30,000	30,000	3.64	$1.165
$1.30	125,000	62,500	2.58	$1.30
$1.38	150,000	150,000	4.25	$1.38
$1.70	125,000	62,500	2.58	$1.70
	6,685,000	5,465,000				15,009,528	15,009,528

Outstanding Options			3.31	$0.41	Outstanding Warrants			3.55	$1.20
Exercisable Options			3.05	$0.30	Exercisable Warrants			3.55	$1.20

     As of September 30, 2010, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $5,276,762 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $5,046,812. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.07 closing stock price of the Common Stock on September 30, 2010. The total number of in-the-money options and warrants vested and exercisable as of September 30, 2010, was 15,646,976.

     The total intrinsic value of options exercised during the three months ended September 30, 2010, was $7,300. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The options were exercised on a cashless basis and no cash proceeds were received from the exercise of the stock options.

     The total grant-date fair value of option and warrant shares vested during the three months ended September 30, 2010, was approximately $4,370,356.

NOTE 9 – SUBSEQUENT EVENTS

     On October 6, 2010, an individual exercised an option to purchase 75,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 34,822 shares were issued.

     In accordance with the Memorandum of Understanding entered into on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), the Company purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058. The stock was valued at CDN$0.10 per share with the proceeds of the issuance to be used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. The closing of the business combination is expected to occur in the first quarter of calendar year 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-Q MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE COMPANY’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-Q IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2010.

General

     Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on: (1) continuing the ramp up of production at our Summit silver-gold property located in New Mexico, (2) conducting further studies on our Ortiz gold project located in New Mexico and (3) continuing to raise working capital for operating and administrative expenses.

     We commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, mill operations were expanded to two shifts per day, five days a week, at which time the mill facilities were placed into service and depreciation started to be recognized on the plant. The Company plans to ramp up production from the Summit mine and increase throughput at the Banner mill, and expect the Summit project will achieve commercial production in our calendar year 2011.

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

     The Company has incurred an operational loss of $3,951,706 for the fiscal year ended September 30, 2010, and has a total accumulated deficit of $59,081,156 and a working capital deficit of $12,918,164 at September 30, 2010, which includes non-cash derivative instrument liabilities aggregating $12,021,414 and deferred revenue of $4,000,000.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2010 and 2009

     Sales

     We had revenues of $776,822 for the three months ended September 30, 2010, as compared to $4,476 for the three months ended September 30, 2009. The increase of $772,346 is due to precious metals recovery from trial shipments of concentrate of $412,809 and trial shipments of flux material for smelter feedstock of $364,013; these were offset by a decrease in aggregate sales of $4,476.

     Operating Costs and Expenses

     Costs applicable to sales were incurred aggregating $395,087 for the three months ended September 30, 2010, as compared to $264 for the three months ended September 30, 2009. The increase of $394,823 is directly attributable to the trial shipments of concentrate and flux material for smelter feedstock.

     Exploration and mining costs were $390,019 for the three months ended September 30, 2010, as compared to $132,250 for the three months ended September 30, 2009, an increase of $257,769. The increase is attributable to exploration costs of $80,624, related primarily to the potential expansion of feed sources for the Banner mill, and start-up costs related to the commissioning of the mill of $177,145, comprised of increases in payroll and related costs of $52,393; shop supplies of $59,781; repairs and maintenance of $26,669; and general operating expenses aggregating $25,283.

     General and administrative expenses increased to $765,084 for the three months ended September 30, 2010, from $389,908 for the comparative three months ended September 30, 2009, an increase of $375,176. The increase is attributable primarily to increased expenses in the following areas: employee stock compensation of $131,703 and amortized costs associated with options of $124,101, both related primarily to awards granted from the 2007 Equity Incentive Plan on June 8, 2010; investor relations costs of $48,408; payroll and related expenses of $29,445; director fees of $12,500; deferred finance costs of $9,290; office costs of $7,190; and corporate filing fees of $5,260. These increases where offset by a decrease in consulting fees of $8,243.

     Depreciation and amortization expense increased to $572,157 for the quarter ended September 30, 2010, as compared to $105,911 for the quarter ended September 30, 2009, an increase of $466,246. The increase is attributable primarily to recognizing depreciation of $440,284 on the Banner mill processing facilities which were placed into service during the current quarter.

     Other Income and Expenses

     Other income and (expenses) for the three months ended September 30, 2010, were $(2,606,181) as compared to $(2,394,941) for the comparable three months ended September 30, 2009. The net change of $211,240 is primarily attributable to an increase in interest expense of $171,373; an increase in accretion of discounts on notes payable of $37,700; and the loss recognized on derivative instruments liability of $5,827. These expenses were offset by an increase in interest income of $3,876.

     The increase in interest expense was due primarily to the fact that the portion of interest expense on the debentures related to the construction of the mill facilities was previously capitalized. In July 2010 based upon the commissioning of the mill proceeding satisfactorily over the previous quarter, the mill operations were expanded to two shifts per day, five days a week, at which time the mill facilities were placed into service and the capitalization of interest expense related to the mill construction ceased, contributing $165,600 to the increase in interest expense.

     Loss on Derivative Financial Instruments

     We recognized a loss on derivative financial instruments of $2,127,373 for the three months ended September 30, 2010, as compared to a loss of $2,121,546 for the prior year’s comparable period, resulting in a difference of $5,827. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offering. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative income in the three months ended September 30, 2010, is attributable mainly to adjustments to record the embedded conversion feature of derivative financial instruments at fair value in accordance with current accounting standards, warrants issued under our registered direct offering, and changes in the market price of our common stock, which is a component of the calculation model and offset by the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

PLAN OF OPERATIONS

Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses.

     As of September 30, 2010, we have cash and cash equivalents of $3,196,227, a working capital deficit of $12,918,164, which includes a non-cash financial derivative liability of $12,021,414 and deferred revenue of $4,000,000, and an accumulated deficit of $59,081,156.

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

     We continue to seek funding to advance our business plan and strategies. We will require additional funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We expect the Summit project will achieve commercial production in calendar year 2011 and that our operations for the remaining fiscal year 2011 will be funded mainly from anticipated sales of precious metals, the sale of our securities and possibly through the exercise of certain options and warrants. We believe we will be able to finance our continuing future activities, although there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, future operations and liquidity may be adversely impacted. In the event that we are unable to obtain required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

     On September 11, 2009, we entered into a definitive gold sale agreement to sell a portion of the life-of-mine gold production only from our Summit silver-gold mine. Under the terms of the agreement, we received $4.0 million in the form of an upfront cash deposit. We will receive credit against the $4.0 million upfront deposit for the difference between the prevailing market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue along with the ongoing production payments received for gold delivered pursuant to the agreement. The agreement funded $500,000 in September 2009, and $3.5 million in October 2009.

     On January 14, 2010, the Company entered into definitive security purchase agreements with 23 institutional investors (collectively, “Purchasers") to sell an aggregate of $10.0 million of units, each unit consisting of one Share and one-half of a Warrant to purchase a Share by way of the Placement. Pursuant to the transaction, we sold to the Purchasers an aggregate of 7,692,310 Shares and Warrants to purchase up to 3,846,155 additional Shares. The Warrants are exercisable at an exercise price of $1.70 per share upon issuance and have a term of five years. In connection with the private placement we issued 461,539 warrants to Placement Agents, exercisable at $1.625 per share and have a term of approximately 4.9 years. These warrants vested six months from the date of issuance. We received net proceeds from the offering of approximately $9,375,000, after deducting placement agent fees and other offering expenses.

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

Factors Affecting Future Operating Results

     We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placement in January 2010, an important element of the plan includes continuing to raise funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

Off-Balance Sheet Arrangements

     During the three months ended September 30, 2010, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of September 30, 2010. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      None

ITEM 1A. RISK FACTORS

     Not Applicable

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     Mine Safety Disclosures

     The Dodd-Frank Wall Street Reform and Consumer Protection Act (“The Act”) requires the operators of mines, including gold and silver mines, to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the company’s history of mine safety.

     In evaluating these disclosures, consideration should be given to factors such as: (i) the number of citations and orders may vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the quarter ended September 30, 2010 are as follows:

(i) Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - Ten (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued. Some "S & S" violations have been reduced to non - "S & S" after being contested.); (ii) Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - One; (iii) Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None; (iv) Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None; (v) Total dollar value of proposed assessments from MSHA: - $2,834; (vi) Total number of mining related fatalities: - None; (vii) Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None; (viii) Pending legal action before the Mine Safety and Health Review Commission: - None, although we have multiple citation protests pending before the Commission.

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

Dated: November 8, 2010	SANTA FE GOLD CORPORATION

	By:	/s/ W. Pierce Carson
W. Pierce Carson,
Chief Executive Officer, President, Director and
Principal Accounting Officer