Form 10-Q
period 2010-12-31
Santa Fe Gold CORP
filed 2011-02-09
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,695,556 shares outstanding as of February 8, 2011.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,631,649	$5,540,130
Accounts receivable	657,178	-
Marketable securities	190,000	-
Prepaid expenses and other current assets	233,736	267,208
Total Current Assets	3,712,563	5,807,338
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	13,516,842	3,790,215
OTHER ASSETS:
Construction in process	6,520,693	15,177,362
Idle equipment, net	1,223,528	1,223,528
Restricted cash	410,374	410,374
Deferred financing costs	363,858	413,017
Total Other Assets	8,518,453	17,224,281
Total Assets	$26,326,858	$27,400,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$566,346	$458,098
Accrued liabilities	281,922	320,566
Derivative instrument liabilities	15,950,589	9,894,041
Notes payable, current portion	137,363	138,821
Capital leases, current portion	133,997	138,117
Deferred revenue, current portion	3,882,863	243,107
Accrued interest payable	10,845	20,525
Total Current Liabilities	20,963,925	11,213,275
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $3,184,403 and $3,793,560, respectively	10,765,597	10,156,440
Notes payable, net of current portion	62,045	122,915
Capital leases, net of current portion	64,822	128,909
Deferred revenue, net of current portion	-	3,756,893
Asset retirement obligation	84,059	84,059
Total Liabilities	31,940,448	25,462,491
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 200,000,000 shares authorized; 94,675,945 and 93,059,568 shares issued and outstanding, respectively; Includes non-vested shares of 575,000 and 765,000, respectively	188,203	184,590
Additional paid in capital	58,697,899	56,883,203
Accumulated (deficit)	(64,591,634)	(55,129,450)
Accumulated other comprehensive income	91,942	-
Total Stockholders' Equity (Deficit)	(5,613,590)	1,938,343
	$26,326,858	$27,400,834

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

SALES	$473,440	$8,970	$1,250,262	$13,446

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	304,335	-	699,422	264
Exploration and mine and mill start up costs	682,378	155,213	1,072,397	287,463
General and administrative	726,456	567,566	1,491,540	957,474
Depreciation and amortization	575,844	108,569	1,148,001	214,480
	2,289,013	831,348	4,411,360	1,459,681

LOSS FROM OPERATIONS	(1,815,573)	(822,378)	(3,161,098)	(1,446,235)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	-	-	(3,572)
Interest income	1,930	2,570	6,438	3,202
Miscellaneous income	(1,166)	1,100	(2,471)	3,278
Foreign currency translation (loss) gain	-	(200)	-	105
(Loss) on derivative instrument liabilities	(3,197,189)	(842,150)	(5,324,562)	(2,963,696)
Accretion of discounts on notes payable	(312,793)	(254,999)	(609,157)	(513,663)
Interest expense	(185,687)	(42,871)	(371,334)	(57,145)
	(3,694,905)	(1,136,550)	(6,301,086)	(3,531,491)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,510,478)	(1,958,928)	(9,462,184)	(4,977,726)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(5,510,478)	(1,958,928)	(9,462,184)	(4,977,726)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	91,942	-	91,942	-

NET COMPREHENSIVE LOSS	$(5,418,536)	$(1,958,928)	$(9,370,242)	$(4,977,726)

Basic and Diluted Per Share Data Net Loss - basic and diluted	$(0.06)	$(0.02)	$(0.10)	$(0.06)

Weighted Average Common Shares Outstanding: Basic and diluted	92,433,783	84,068,911	92,364,720	83,753,460

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,462,184)	$(4,977,726)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,148,001	214,480
Stock based compensation	686,294	321,932
Accretion of discounts on notes payable	609,157	513,663
Foreign currency translation (gain)	-	(105)
Loss on derivative instrument liabilities	5,324,562	2,963,696
Loss on disposal of assets	-	3,572
Amortization of deferred financing costs	49,159	39,868
Net change in operating assets and liabilities:
Accounts receivable	(657,178)	(9,344)
Prepaid expenses and other current assets	33,472	(127,028)
Accounts payable and accrued liabilities	69,604	(496,654)
Deferred revenue	(117,137)	-
Accrued interest payable	(9,680)	(11,863)
Net Cash (Used in) Operating Activities	(2,325,930)	(1,565,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(98,058)	-
Proceeds from disposal of assets	-	21,400
Purchase of property, plant and equipment	(459,345)	(78,682)
Construction in progress	(1,758,614)	(2,533,359)
Net Cash (Used in) Investing Activities	(2,316,017)	(2,590,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants	2,000,001	226,000
Proceeds from notes payable	77,306	212,762
Proceeds from deferred revenue	-	4,000,000
Payment of financing cost	(136,000)	(288,000)
Payments on notes payable	(139,634)	(103,915)
Payments on capital leases	(68,207)	(64,515)
Net Cash Provided by Financing Activities	1,733,466	3,982,332
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,908,481)	(173,818)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,540,130	509,846
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,631,649	$336,028

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$529,873	$64,202

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of accrued interest	$-	$483,000

Equipment purchased with note payable	$-	$16,825

Stock issued for conversion of accrued liability	$-	$200,000

Stock issued for conversion of note payable	$-	$18,219

Stock issued for services	$6,750	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

          The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

          The Company had a net loss of $9,462,184 for the six months ended December 31, 2010, has a working capital deficit of $17,251,362 which includes a non-cash financial derivative liability of $15,950,589 and deferred revenue of $3,882,863, and has a total accumulated deficit of $64,591,634 at December 31, 2010. The Company generated revenues of $1,250,262 from the initial sales of precious metals in the six months ended December 31, 2010. To continue as a going concern, the Company is dependent upon an increased ramp up of production on the Company’s Summit mine site; increased through put recovery of precious metals through the Banner mill; and continued fund raising for project development and working capital for operational and administrative expenses.

          The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation; The Lordsburg Mining Company, a New Mexico corporation; Minera Sandia, S.A. de C.V., a Mexican corporation; and Santa Fe Gold Barbados Corporation, a Barbados corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Marketable Securities

          Marketable securities are classified as available for sale and classified as current assets as they are subject to use within one year. The marketable securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholder’s equity.

Fair Value Measurements

          The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2010, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Deferred Revenue

          Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash advance of $4.0 million. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue along with the on-going production payments for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Based upon the terms of the agreement, current deferred revenue approximated $3,882,863 at December 31, 2010.

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

Comprehensive Loss

          In addition to net loss, comprehensive loss includes all changes in equity during a period, such as cumulative unrealized changes in the fair value of marketable securities available for sale or other investments.

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

          In December 2010, FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company does not expect that the adoption of ASU 2010-29 to have a material impact on the Company's consolidated results of operation and financial condition.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement.

NOTE 3 - DERIVATIVE INSTRUMENT LIABILITIES

         On December 30, 2010, in connection with the registered direct offering to three institutional investors for 1,666,668 shares of the Company’s common stock, the Company issued 833,334 five year warrants giving the holders the right to purchase common stock at $1.50 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants under the placement at the time of issuance was determined to be $669,372 with the following assumptions: (1) risk-free rate of interest of 2.01%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 79.51%, and (4) expected dividend yield of zero. The private placement was subject to the issuance of 100,000 warrants to the placement agent, exercisable at $1.50 per share and has an exercise period of approximately 3.92 years. The warrants are exercisable immediately after issuance. Using the Black-Scholes option pricing model, the fair market value of the placement agent warrants under the placement at the time of issuance was determined to be $62,614 with the following assumptions: (1) risk-free rate of interest of 1.47%, (2) an expected life of 3.92 years, (3) expected stock price volatility of 68.65%, and (4) expected dividend yield of zero.

          The fair market value of the derivative instruments liability at December 31, 2010, was determined to be $15,950,589 with the following assumptions: (1) risk free interest rate of 0.23% to 2.01%, (2) remaining contractual life of 0.70 to 5.00 years, (3) expected stock price volatility of 68.65% - 79.51%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the six months ended December 31, 2010, of $(5,324,562) and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Derivative
	Liability as of	Liability as of	(Loss) Through
	June 30, 2010	December 31, 2010	December 31, 2010
Convertible Debentures:
Purchase Agreement Warrants	$6,585,752	$10,502,529	$(3,916,777)
Amendment 2 Warrants	637,296	1,006,683	(369,387)
Embedded Conversion Option	2,670,993	4,441,377	(1,770,384)
Totals	$9,894,041	$15,950,589	(6,056,548)

Amount allocated to derivative liability at inception			731,986
			$(5,324,562)

The derivative liability is comprised of the following as of:

	December 31,	June 30,
	2010	2010
Current portion of derivative instruments liability	$15,950,589	$9,894,041
Long-term portion of derivative instruments liability	-	-
	$15,950,589	$9,894,041

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

Senior Secured Convertible Debenture

          On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest was accrued until June 30, 2009. Interest on the outstanding principal balance is payable in quarterly installments, commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. If paid in stock, the number of shares will be calculated using the average of the daily volume weighted average sales prices of the common stock for the twenty (20) trading days immediately preceding the payment date. The entire amount of principal and any unpaid interest will be due December 31, 2012, subject to the investor’s right to require the Company after 36 and 48 months to apply up to 30% of the Summit project’s positive cash flow toward retirement of the debenture. The debenture is secured by a mortgage on the Summit real property and a security interest in Summit personal property. The investor may at any time convert unpaid principal and interest into shares of our common stock at the rate of $1.00 per share. The debenture will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for 10 consecutive trading days. Beginning January 1, 2011, the Company may redeem the entire outstanding amount of the debenture, including principal and outstanding interest, subject to the investor’s right to convert the debenture into shares of common stock. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor received a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company has received total advances under the agreement of $13,500,000, and the Company issued an aggregate of 6,750,000 warrants under the debenture advances.

          On June 30, 2009, the Company entered into Amendment 2 on the Senior Secured Convertible Debenture dated December 21, 2007. Pursuant to the amendment, the accrued interest on the debentures due June 30, 2009, in the collective aggregate amount of $974,360, was automatically converted into 974,360 shares of the Company’s common stock effective as of June 30, 2009. The amendment also provided that the accrued interest for the quarters ended September 30, 2009 and December 31, 2009 shall be paid in shares of the Company’s common stock, to be valued at $1.00 per share at the time of payment and issuance. Accordingly the Company issued 483,000 shares of its common stock for payment of $483,000 of aggregate accrued interest for the quarters ended September 30, 2009 and December 31, 2009. Additionally the amendment provided that on March 31, 2010, the note holder had the option to make a six-month election, by providing written notice of its election thirty days prior to March 31, 2010, to have the March 31, 2010 and June 30, 2010 quarterly interest payments paid in shares of the Company’s common stock. The note holder chose not to make the election, and consequently the accrued interest relating to the debentures, totaling $475,125 for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, was paid in cash. Commencing September 30, 2010, the note holder had the option to make an annual election, by providing 30 days prior written notice of its election, to have the subsequent four quarterly interest payments paid in shares of the Company’s common stock. Valuation of the common stock is to be based upon the Market Price of the stock for the 30 trading days immediately preceding the payment due date. The note holder chose not to make the election, and consequently the accrued interest relating to the debentures, totaling $483,000 for the quarters ended September 30, 2010 and December 31, 2010, was paid in cash.

          The components of the convertible notes payable and debentures are as follows as of:

December 31, 2010	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(3,184,403)	10,765,597

	$13,950,000	$(3,184,403)	$10,765,597

June 30, 2010	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(3,793,560)	10,156,440

	$13,950,000	$(3,793,560)	$10,156,440

          Aggregate yearly maturities of long term debt based upon payment terms at December 31, 2010, are as follows:

2011	$-
2012	13,950,000
Subtotal	13,950,000
Less: unamortized original discount	(3,184,403)
$10,765,597

          As of December 31, 2010, accrued interest payable on the convertible notes payable and debentures was $6,375.

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

          On September 27, 2010, the Company entered into an agreement to finance insurance premiums in the amount of $77,306 at an interest rate of 6.99% with equal payments due monthly beginning November 1, 2010 and continuing until September 1, 2011.

          The following summarizes notes payable at December 31, 2010 and June 30, 2010:

	December 31,
	2010	June 30, 2010
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$109,502	$156,906

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	22,744	39,180

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	10,452	13,141

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $6,862, including interest through September 2010	-	13,604

Financing contract on insurance premiums interest at 5.99%, payable in 11 monthly installments of $13,098, including interest through October 2010	-	38,905

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $7,276, including interest through September 2011	56,710	-

Total Outstanding Notes Payable	199,408	261,736
Less: Current maturities	(137,363)	(138,821)
Obligations of notes payable due after one year	$62,045	$122,915

          The aggregate maturities of notes payable as of December 31, 2010, is as follows:

Year ending June 30,
2011	$62,068
2012	78,384
2013	58,956
Total Outstanding Notes Payable	$199,408

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

          Minimum future lease payments under capital leases, as of December 31, 2010, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2011	$74,782
2012	88,405
2013	43,041
2014	3,587
Total minimum lease payments	209,815
Amount representing interest	(10,996)
Present value of future minimum lease payments	198,819
Current portion of capital lease obligations	(133,997)
Obligations of capital leases due after one year	$64,822

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

          The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The stock was purchased in accordance with a Memorandum of Understanding entered into on September 24, 2010 for the purpose of consummating a business combination. The derivative instruments consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of December 31, 2010 are as follows:

				December 31,
	Level 1	Level 2	Level 3	2010
Marketable Securities	$190,000	---	---	$190,000
Other Assets:
Idle equipment, net	---	---	$1,223,528	$1,223,528

Value of derivative instruments liability	---	---	$15,950,589	$15,950,589

          Idle equipment includes equipment associated with the Black Canyon mica project and which the Company has ceased operations and are classified as Level 3 non-financial assets. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the six months ended December 31, 2010.

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

          On October 8, 2010, an individual exercised an option to purchase 75,000 shares of common stock at $0.60 per share on a cashless basis. Under the cashless basis exercise, 34,822 shares were issued.

          On November 16, 2010, 7,500 shares of common stock were issued to a consultant for services, valued at $6,750 based on the closing market price on the date of the transaction.

          On December 30, 2010, 1,666,668 common shares of common stock were issued to three institutional investors pursuant to the Company’s shelf registration statement on Form S-3. The shares were sold at $1.20 per share and gross cash proceeds aggregated $2,000,001. Placement agent fees of $136,000 were paid on the offering.

          On December 31, 2010, an individual forfeited 100,000 shares of stock which were unvested at the time employment with the Company was terminated.

          Stock-based compensation for stock granted in the prior year totaling $146,108 and $320,561 was recorded respectively for the three months and six months ended December 31, 2010.

Issuances of Options

           On November 10, 2010, the Company granted 150,000 three-year options at an exercise price of $1.30 per share. The options have a six month vesting period from the date of grant. The options were valued at $55,368 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.63%, (2) an expected life of 3.0 years, (3) expected stock price volatility of 75.51%, and (4) expected dividend yield of zero. Stock-based compensation of $15,688 was recorded during the three months ended December 31, 2010.

          Stock-based compensation for options issued in the prior year totaling $155,600 and $343,295 was recorded respectively for the three months and six months ended December 31, 2010.

Issuances of Warrants

          On December 30, 2010, in connection with the registered direct offering to three institutional investors for 1,666,668 shares of the Company’s common stock, the Company issued 833,334 five-year warrants giving the holders the right to purchase common stock at $1.50 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants under the placement at the time of issuance was determined to be $669,372 with the following assumptions: (1) risk-free rate of interest of 2.01%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 79.51%, and (4) expected dividend yield of zero. In connection with the registered direct offering, the Company issued 100,000 warrants to the placement agent, exercisable at $1.50 per share and with an exercise period of approximately 3.92 years. The warrants are exercisable immediately after issuance. Using the Black-Scholes option pricing model, the fair market value of the placement agent warrants at the time of issuance was determined to be $62,614 with the following assumptions: (1) risk-free rate of interest of 1.47%, (2) an expected life of 3.92 years, (3) expected stock price volatility of 68.65%, and (4) expected dividend yield of zero.

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 Equity Incentive Plan and outside of these plans, for the six months ended December 31, 2010, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2010	6,705,000	$0.41	15,009,528	$1.20
Granted	150,000	$1.30	933,334	$1.50
Canceled	(10,000)	$0.86	---	---
Expired	---	---	---	---
Exercised	(95,000)	$0.60	---	---
Outstanding at December 31, 2010	6,750,000	$0.43	15,942,862	$1.22

          Stock options and warrants exercisable at December 31, 2010, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	2.77	$0.11	$1.00	10,233,203	10,233,203	3.01	$1.00
$0.46	100,000	100,000	1.57	$0.46	$1.06	253,773	253,773	3.53	$1.06
$0.55	175,000	175,000	2.00	$0.55	$1.25	214,858	214,858	1.95	$1.25
$0.60	610,000	610,000	2.93	$0.60	$1.50	933,334	933,334	4.88	$1.50
$0.86	1,085,000	1,085,000	4.44	$0.86	$1.625	461,539	461,539	4.00	$1.625
$1.00	200,000	200,000	3.53	$1.00	$1.70	3,846,155	3,846,155	4.06	$1.70
$1.165	30,000	30,000	3.38	$1.165
$1.30	125,000	125,000	2.33	$1.30
$1.30	150,000	---	2.86	$1.30
$1.38	150,000	150,000	4.00	$1.38
$1.70	125,000	125,000	2.33	$1.70
	6,750,000	6,600,000				15,942,862	15,942,862

Outstanding Options			3.05	$0.43	Outstanding Warrants			3.39	$1.22
Exercisable Options			3.06	$0.41	Exercisable Warrants			3.39	$1.22

          As of December 31, 2010, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $9,085,309 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $9,085,309. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.30 closing stock price of the Common Stock on December 31, 2010. The total number of in-the-money options and warrants vested and exercisable as of December 31, 2010, was 17,026,834.

          The total intrinsic value of options exercised during the three months ended December 31, 2010, was $39,000. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The options were exercised on a cashless basis and no cash proceeds were received from the exercise of the stock options.

          The total fair value of options and warrants granted during the three months ended December 31, 2010, was approximately $779,653. The total grant-date fair value of option and warrant shares vested during the three months ended December 31, 2010, was approximately $1,058,993.

NOTE 9 – CONTEMPLATED ACQUISITION

         The Company entered into a non-binding Memorandum of Understanding on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), pursuant to which the Company will acquire all the outstanding shares of common stock of Columbus Silver in exchange for the Company’s common stock. The contemplated exchange ratio is one share of Santa Fe common stock for every 5.82515 shares of Columbus Silver’s common stock. It is contemplated that Santa Fe will issue a total of 8,787,527 shares in the transaction, the value of which shares will be determined by the closing market price of the Company’s common stock on the effective closing date of the contemplated transaction. Following completion of the transaction, it is estimated that the Company will be owned 91.37% by current Company shareholders and 8.63% by Columbus Silver shareholders. In accordance with the Memorandum of Understanding, the Company purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058, or CDN$0.10 per share. The proceeds of the issuance are to be used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. The closing of the business combination is expected to occur prior to April 30, 2011.

NOTE 10 – SUBSEQUENT EVENTS

          During January 2011, five individuals exercised options, on a cashless basis, to purchase an aggregate of 70,000 shares of common stock at $0.86 per share. Under the cashless basis exercises, 19,611 shares were issued.

          On January 27, 2011, the Company advanced $200,000 to Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital until such time as the business combination outlined in the Memorandum of Understanding dated September 24, 2010 is consummated. The closing of the business combination is expected to occur by April 30, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

          The following discussion summarizes the results of our operations for the three and six month periods ended December 31, 2010, and compares those results to the three and six month periods ended December 31, 2009. It also analyzes our financial condition at December 31, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2010 and 2009 and Notes to the financial statements, in our Form 10-K for the year ended June 30, 2010.

Overview

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

          We commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, the mill facilities were placed into service and depreciation started to be recognized on the plant. The Company plans to ramp up production from the Summit mine and increase throughput at the Banner Mill, and expects the Summit project will achieve commercial production in 2011.

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

          The Company has incurred a net operational loss of $9,462,184 for the six months ended December 31, 2010, and has a total accumulated deficit of $64,591,634 and a working capital deficit of $17,251,362 at December 31, 2010, which includes non-cash derivative instrument liabilities aggregating $15,950,589 and deferred revenue of $3,882,863.

          Currently, the Company has nominal revenue-generating operations as we ramp up to commercial production at our Summit mine site and attain full throughput at our Banner Mill. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full production and profitable operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2010 and 2009

          Sales

          We had revenues of $473,440 for the three months ended December 31, 2010, as compared to $8,970 for the three months ended December 31, 2009. The increase of $464,470 is due to precious metals recovery from trial shipments of concentrate and flux material totaling $308,962, and the sale of refined gold of $164,478. These increases were offset by a decrease in sales of aggregate material of $8,970.

          The definitive gold sale agreement entered into on September 11, 2009 stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms of the definitive gold sale agreement, refined gold is purchased on the open market for delivery into the London metals account of the recipient. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. The revenue component of $164,478 for the delivery of refined gold is comprised of $47,340 representing sales of gold at the fixed price of $400 per ounce, and $117,138 representing the realization of deferred revenue related to the upfront cash advance.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $304,335 for the three months ended December 31, 2010, as compared to $-0- for the three months ended December 31, 2009. The increase of $304,335 is attributable to the costs associated with the trial shipments of concentrate and flux material for smelting feedstock totaling $139,857, and the cost of purchasing refined gold on the open market of $164,478 in order to satisfy the delivery requirements of the definitive gold sale agreement. Costs applicable to sales are higher than normally expected. We anticipate these costs will decrease in relation to sales once we achieve full production at the mine and corresponding full throughput at the mill site later in calendar 2011.

          Exploration and mining costs were $682,378 for the three months ended December 31, 2010, as compared to $155,213 for the three months ended December 31, 2009, an increase of $527,165. The increase is attributable to expanding production operations at the Summit mine site, increased throughput at the Banner Mill and a corresponding decrease in capitalized payroll burden. The increase in costs is primarily comprised of: $145,489 related to labor burden; $43,111 in shop supplies; repairs and maintenance aggregating $46,754; general mill and mine costs of $42,915; royalty fees of $119,270; property and liability insurance of $33,580; property and resource taxes aggregating $25,577; and $50,110 related to exploration associated costs.

          General and administrative expenses increased to $726,456 for the three months ended December 31, 2010, from $567,566 for the comparative three months ended December 31, 2009, an increase of $158,890. The increase is attributable primarily to increased expenses in the following areas: employee stock compensation of $131,703; amortized costs associated with options of $103,959, both related primarily to awards granted from the 2007 Equity Incentive Plan on June 8, 2010; payroll burden of $30,017; director fees of $12,500; and corporate filing fees of $23,231. These increases were offset by decreases in various office related operating costs aggregating $14,905; audit and accounting fees of $24,361; legal costs of $76,247; investor relations of $15,860; consulting fees of $6,340 and property taxes of $3,459.

          Depreciation and amortization expense increased to $575,844 for the quarter ended December 31 2010, as compared to $108,569 for the quarter ended December 31, 2009, an increase of $467,275. The increase is attributable primarily to recognizing depreciation of $437,606 on the Banner mill processing facilities which were placed into service during the first quarter of our current fiscal year.

          Other Income and Expenses

          Other income and (expenses) for the three months ended December 31, 2010, were $(3,694,905) as compared to $(1,136,550) for the comparable three months ended December 31, 2009. The increase in net expenses of $2,558,355 is primarily attributable to an increase in interest expense of $142,816; an increase in accretion of discounts on notes payable of $57,794, and the loss recognized on derivative instruments liability of $2,355,039.

          The increase in interest expense was due primarily to the fact that the portion of interest expense on the debentures related to the construction of the mill facilities was previously capitalized. In July 2010 based upon the commissioning of the mill proceeding satisfactorily over the previous quarter, the mill facilities were placed into service and the capitalization of interest expense related to the mill construction ceased, contributing $165,600 of interest expense to the current three month period.

          Loss on Derivative Financial Instruments

          We recognized a loss on derivative financial instruments of $3,197,189 for the three months ended December 31, 2010, as compared to a loss of $842,150 for the prior year’s comparable period, resulting in an increase loss of $2,355,039. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss for the three months ended December 31, 2010, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2010 and 2009

          Sales

          We had revenues of $1,250,262 for the six months ended December 31, 2010, as compared to $13,446 for the six months ended December 31, 2009. The increase of $1,236,816 is due to precious metals recovery from trial shipments of concentrate and flux material for smelter feedstock of $1,085,784, and the sale of refined gold of $164,478, delivered in accordance with the definitive gold sale agreement entered into on September 8, 2009. These increases were offset by a decrease in sales of aggregate material of $13,446.

          The definitive gold sale agreement entered into on September 11, 2009, stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms of the definitive gold sale agreement, refined gold is purchased on the open market for delivery into the London metals account of the recipient. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. The revenue component of $164,478 for the delivery of refined gold is comprised of $47,340 representing sales of gold at the fixed price of $400 per ounce, and $117,138 representing the realization of deferred revenue related to the upfront cash advance.

          Operating Costs and Expenses

          Costs applicable to sales were incurred aggregating $699,422 for the six months ended December 31, 2010, as compared to $264, attributable to aggregate sales, for the six months ended December 31, 2009. The increase of $699,158 is attributable to the trial shipments of flux materials and the concentrate for smelting feedstock of $534,642, and the purchase of refined gold on the open market totaling $164,780 in order to satisfy the delivery requirements of the definitive gold sale agreement. These increases were offset by a decrease in costs related to aggregate sales of $264. Costs applicable to sales are higher than normally expected. We anticipate these costs will decrease in relation to sales once we achieve full production at the mine and corresponding full throughput at the mill site later in calendar 2011.

          Exploration and mining costs were $1,072,397 for the six months ended December 31, 2010, as compared to $287,463 for the six months ended December 31, 2009, an increase of $784,934. The increase is attributable to expanding production operations at the Summit mine site, increased throughput at the Banner Mill and a corresponding decrease in capitalized payroll burden. The increase in costs is primarily comprised of: $197,618 related to payroll burden; $102,949 in shop supplies; vehicle operating costs of $3,213; repairs and maintenance aggregating $60,767; general mill and mine costs of $74,384; royalty fees of $119,060; liability insurance of $34,461; property and resource taxes aggregating $60,360; and $130,734 for exploration associated costs.

          General and administrative expenses increased to $1,491,540 for the six months ended December 31, 2010, from $957,474 for the comparative six months ended December 31, 2009, an increase of $534,066. The increase is primarily attributable to increased expenses in the following areas: employee stock compensation of $263,406 and amortized costs associated with options of $228,060, both related primarily to awards granted from the 2007 Equity Incentive Plan on June 8, 2010; payroll burden of $58,996; director fees of $25,000; investor relations costs of $61,594; costs associated with travel and entertainment of $22,397; and corporate filing fees of $28,490. These increases were offset by decreases in audit and accounting fees of $32,771; legal and SEC related costs of $84,970; consulting fees of $14,584; finance related costs of $5,043; and property taxes of $3,408.

          Depreciation and amortization expense increased to $1,148,001 for the six months ended December 31 2010, as compared to $214,480 for the six months ended December 31, 2009, an increase of $933,521. The increase is attributable primarily to recognizing depreciation of $877,890 on the Banner mill processing facilities which were placed into service during the first quarter of our current fiscal year and additional equipment that entered into service.

          Other Income and Expenses

          Other income and (expenses) for the six months ended December 31, 2010, were $(6,301,086) as compared to $(3,531,491) for the comparable six months ended December 31, 2009. The increase in net expenses of $2,769,595 is primarily attributable to an increase in interest expense of $314,189; an increase in accretion of discounts on notes payable of $95,494 and the loss recognized on derivative instruments liability of $2,360,866.

          The increase in interest expense was due primarily to the fact that the portion of interest expense on the debentures related to the construction of the mill facilities was previously capitalized. In July 2010 based upon the commissioning of the mill proceeding satisfactorily over the previous quarter, the mill facilities were placed into service and the capitalization of interest expense related to the mill construction ceased, contributing $331,200 in interest expense to the current six month period.

          Loss on Derivative Financial Instruments

          We recognized a loss on derivative financial instruments of $5,324,562 for the six months ended December 31, 2010, as compared to a loss of $2,963,696 for the prior year’s comparable period, resulting in an increase loss of $2,360,866. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss for the six months ended December 31, 2010, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments; the warrants previously issued under our registered direct offerings; changes in the market price of our common stock, which is a component of the calculation model; and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Liquidity and Capital Resources

          To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses until we reach profitable operations.

          As of December 31, 2010, we have cash and cash equivalents of $2,631,649, a working capital deficit of $17,251,362, which includes a non-cash financial derivative liability of $15,950,589 and deferred revenue of $3,882,863, and an accumulated deficit of $64,591,634.

          We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

          We continue to seek funding to advance our business plan and strategies. Historically, we have relied upon equity related financing to fund our deployment of our business plan. Currently we have no arrangements to borrow funds for working capital requirements. We will require additional funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. We expect the Summit project will achieve commercial production in calendar year 2011 and that our operations for the remaining fiscal year 2011 will be funded mainly from anticipated sales of precious metals, the sale of our equity securities and possibly through the exercise of certain options and warrants. We believe we will be able to finance our continuing future activities, although there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, future operations and liquidity may be adversely impacted. In the event that we are unable to obtain required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

          On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Resources Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. We will receive credit against the $4,000,000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

          On January 14, 2010, we entered into definitive security purchase agreements with 23 institutional investors (collectively, “Purchasers") to sell an aggregate of $10.0 million of units, each unit consisting of one Share and one-half of a Warrant to purchase a Share by way of a registered direct offering. Pursuant to the transaction, we sold to the Purchasers an aggregate of 7,692,310 Shares and Warrants to purchase up to 3,846,155 additional Shares. The Warrants are exercisable at an exercise price of $1.70 per share upon issuance and have a term of five years. In connection with the placement we issued 461,539 warrants to Placement Agents, exercisable at $1.625 per share and having a term of approximately 4.9 years. These Placement Agent warrants vested six months from the date of issuance. We received net proceeds from the offering of approximately $9,375,000, after deducting placement agent fees and other offering expenses.

          The securities were issued pursuant to the Company's effective S-3 Registration Statement under which the securities are registered. The units, including the Shares and Warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants were issued pursuant to a prospectus supplement dated as of January 20, 2010, which was filed with the Securities and Exchange Commission ("SEC") in connection with a takedown from the Company's shelf registration statement on Form S-3, which became effective on December 29, 2009, and the base prospectus contained in such registration statement.

          On December 29, 2010, we entered into a definitive security purchase agreements with three institutional investors to sell an aggregate of $2 million of units, each unit consisting of one share and one-half warrant per share to purchase a share by way of the placement. Under the agreement, we sold 1,666,668 shares and warrants to purchase 833,334 additional shares of our common stock. The warrants will be exercisable at an exercise price of $1.50 per share immediately upon the issuance of the stock and will expire five years from the date they are first exercisable. In connection with the transaction, the Company paid the Placement Agent a fee of $136,000 and issued 100,000 warrants exercisable at $1.50 per share which have an exercise period of approximately 3.92 years. The warrants are exercisable immediately after issuance. We received $1,864,001 net cash proceeds from the placement.

          The units, including the shares and warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants are issued pursuant to the prospectus supplement dated as of December 29, 2010, which was filed with the Securities and Exchange Commission (“SEC”) in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-163112), which became effective on December 29, 2009, and the base prospectus contained in such registration statement.

          We are utilizing the net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project; acquisition of additional feed sources for expansion of the Lordsburg mill; advancement of the Ortiz gold project; and pursuit of acquisition opportunities.

Factors Affecting Future Operating Results

          We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings already achieved and the securities placements in January and December 2010, an important element of the plan includes continuing to raise working capital funding as may be required to provide for operations on our various property sites. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

          The Company entered into a non-binding Memorandum of Understanding on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), pursuant to which the Company will acquire all the outstanding shares of common stock of Columbus Silver in exchange for the Company’s common stock. The contemplated exchange ratio is one share of Santa Fe common stock for every 5.82515 shares of Columbus Silver’s common stock. It is contemplated that Santa Fe will issue a total of 8,787,527 shares in the transaction, the value of which shares will be determined by the closing market price of the Company’s common stock on the effective closing date of the contemplated transaction. Following completion of the transaction, it is estimated the Company will be owned 91.37% by current Company shareholders and 8.63% by Columbus Silver shareholders. In accordance with the Memorandum of Understanding, the Company purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058. Proceeds of the issuance are to be used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. The closing of the business combination is expected to occur prior to April 30, 2011.

Off-Balance Sheet Arrangements

          During the three months ended December 31, 2010, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of December 31, 2010. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

          During the quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

          None

ITEM 1A. RISK FACTORS

          Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for the year ended June 30, 2010, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

          As of December 31, 2010, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

         Specified disclosures relating to The Act and pertaining to the Summit Mine for the quarter ended December 31, 2010 are as follows:

(i) Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - None (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.); (ii) Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - Two; (iii) Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None; (iv) Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None; (v) Total dollar value of proposed assessments from MSHA: - $200; (vi) Total number of mining related fatalities: - None; (vii) Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None; (viii) Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

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

Dated: February 8, 2011	SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
W. Pierce Carson,
Chief Executive Officer, President, Director and
Principal Accounting Officer