Form 10-Q
period 2011-03-31
Santa Fe Gold CORP
filed 2011-05-10
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Larger accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [     ]     No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,744,412 shares outstanding as of May 9, 2011.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$473,631	$5,540,130
Accounts receivable	2,783,632	-
Inventory	78,851	-
Marketable securities	164,898	-
Prepaid expenses and other current assets	298,308	267,208
Total Current Assets	3,799,320	5,807,338
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	13,342,360	3,790,215
OTHER ASSETS:
Construction in process	7,499,226	15,177,362
Idle equipment, net	1,223,528	1,223,528
Note receivable and accrued interest	201,400	-
Restricted cash	410,374	410,374
Deferred financing costs	339,279	413,017
Total Other Assets	9,673,807	17,224,281
Total Assets	$27,394,487	$27,400,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$845,405	$458,098
Accrued liabilities	1,582,444	320,566
Derivative instrument liabilities	11,524,959	9,894,041
Notes payable, current portion	108,124	138,821
Capital leases, current portion	109,100	138,117
Deferred revenue, current portion	3,804,674	243,107
Accrued interest payable	229,629	20,525
Total Current Liabilities	18,204,335	11,213,275
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $2,861,621 and $3,793,560, respectively	11,088,379	10,156,440
Notes payable, net of current portion	60,518	122,915
Capital leases, net of current portion	54,913	128,909
Deferred revenue, net of current portion	-	3,756,893
Asset retirement obligation	84,059	84,059
Total Liabilities	29,492,204	25,462,491
STOCKHOLDERS' (DEFICIT) EQUITY :
Common stock, $.002 par value, 200,000,000 shares authorized; 94,744,412 and 93,059,568 shares issued and outstanding, respectively; Includes non-vested shares of 575,000 and 765,000, respectively	188,341	184,590
Additional paid in capital	58,876,434	56,883,203
Accumulated (deficit)	(61,229,332)	(55,129,450)
Accumulated other comprehensive income	66,840	-
Total Stockholders' (Deficit) Equity	(2,097,717)	1,938,343
	$27,394,487	$27,400,834

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
SALES	$2,894,007	$261,532	$4,144,269	$274,978

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	1,604,449	-	2,303,871	264
Exploration and mine and mill start up costs	597,266	275,425	1,669,663	449,259
General and administrative	679,757	655,407	2,171,297	1,726,510
Depreciation and amortization	577,857	127,641	1,725,858	342,121
	3,459,329	1,058,473	7,870,689	2,518,154

LOSS FROM OPERATIONS	(565,322)	(796,941)	(3,726,420)	(2,243,176)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	-	-	(3,572)
Interest income	2,750	6,948	9,188	10,150
Miscellaneous income	2,485	1,000	14	4,278
Foreign currency translation loss	-	(726)	-	(621)
Gain (loss) on derivative instrument liabilities	4,425,628	3,634,854	(898,934)	671,158
Accretion of discounts on notes payable	(322,782)	(260,774)	(931,939)	(774,437)
Interest expense	(180,457)	(25,017)	(551,791)	(82,162)
	3,927,624	3,356,285	(2,373,462)	(175,206)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,362,302	2,559,344	(6,099,882)	(2,418,382)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	3,362,302	2,559,344	(6,099,882)	(2,418,382)
OTHER COMPREHENSIVE INCOME
Unrealized (loss) gain on marketable securities	(25,102)	-	66,840	-

NET COMPREHENSIVE INCOME (LOSS)	$3,337,200	$2,559,344	$(6,033,042)	$(2,418,382)

Basic and Diluted Per Share Data
Net Income (Loss) - basic and diluted	$0.04	$0.03	$(0.07)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic and diluted	94,126,551	90,646,438	92,943,423	86,023,046

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,099,882)	$(2,418,382)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,725,858	342,121
Stock based compensation	864,965	509,677
Accretion of discounts on notes payable	931,939	774,437
Foreign currency translation loss	-	621
Loss (gain) on derivative instrument liabilities	898,934	(671,158)
Loss on disposal of assets	-	3,572
Amortization of deferred financing costs	73,738	64,448
Net change in operating assets and liabilities:
Accounts receivable	(2,783,632)	(261,585)
Prepaid expenses and other current assets	(109,951)	(165,113)
Accounts payable and accrued liabilities	1,649,185	(632,517)
Deferred revenue	(195,326)	-
Accrued interest payable	209,104	228,919
Net Cash (Used in) Operating Activities	(2,835,068)	(2,224,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(98,058)	-
Note receivable and accrued interest	(201,400)	-
Proceeds from disposal of assets	-	31,400
Purchase of property, plant and equipment	(862,720)	(277,257)
Construction in progress	(2,737,147)	(3,827,731)
Net Cash (Used in) Investing Activities	(3,899,325)	(4,073,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants	2,000,001	10,301,003
Proceeds from notes payable	77,306	212,762
Proceeds from deferred revenue	-	4,000,000
Payment of private placement fees	(136,000)	(625,000)
Payment of financing cost	-	(288,000)
Payments on notes payable	(170,400)	(170,606)
Payments on capital leases	(103,013)	(97,436)
Net Cash Provided by Financing Activities	1,667,894	13,332,723
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,066,499)	7,034,175
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,540,130	509,846
CASH AND CASH EQUIVALENTS, END OF PERIOD	$473,631	$7,544,021

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$558,331	$78,711

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$-	$483,000

Equipment purchased with note payable	$-	$16,825

Stock issued for conversion of accrued liability	$-	$200,000

Stock issued for conversion of note payable	$-	$18,219

Stock issued for services	$16,550	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

     The Company had a net loss of $6,099,882 for the nine months ended March 31, 2011, has a working capital deficit of $14,405,015 which includes a non-cash financial derivative liability of $11,524,959 and deferred revenue of $3,804,674, and has a total accumulated deficit of $61,229,332 at March 31, 2011. The Company generated revenues of $4,144,269 from the initial sales of precious metals in the nine months ended March 31, 2011. To continue as a going concern, the Company is dependent upon an increased ramp up of production on the Company’s Summit mine site; increased through put recovery of precious metals through the Banner mill; and continued fund raising for project development and working capital for operational and administrative expenses.

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

Marketable Securities

     Marketable securities are classified as available for sale and classified as current assets as they are subject to use within one year. The marketable securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Inventory

     Inventory classifications include stockpiled ore, in-process inventory, siliceous flux material and precious metals concentrate. Currently the stockpiled ore represents ore that is extracted from the mine and is waiting for processing. The ore currently is valued solely at the cost of transportation to the mill site as the Summit mine is still in process of ramping up to full production from the development stage. In-process inventory represents material that is currently being processed through the Banner mill. The in-process inventory is currently valued at stockpile ore costs plus applicable costs to crush the ore into mill feed. The siliceous flux material inventory and the precious metals concentrates awaiting shipment are valued at stockpile ore costs, plus allocated mill processing costs per ton based upon the processing requirements of the final product.

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2011, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Deferred Revenue

     Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash advance of $4.0 million. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue along with the on-going production payments for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Based upon the terms of the agreement, current deferred revenue approximated $3,804,674 at March 31, 2011.

Revenue Recognition

     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to customers’ accounts, the price is fixed or determinable, no related obligations remain and collectability is probable.

     Sales of all metals products sold directly to the Company’s metals buyers, including by-product metals, are recorded as revenues when a buyer either, takes delivery of siliceous flux material or has received all required documentation necessary to take delivery of concentrate (generally at the time the concentrate is loaded onto the ship at the originating port and the bill of lading is generated).

     Revenues for metals products are recorded at current market prices at the time of delivery. Due to the time elapsed from delivery to the buyer and the final settlement with the buyer, we must estimate the prices at which sales of our metals will be settled. Changes in metals prices between delivery and final settlement will result in adjustments to revenues related to sales previously recorded upon delivery. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the buyer.

     Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Charges are estimated upon shipment of product based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of product.

Sales of refined gold related to the definitive gold sale agreement entered into on September 11, 2009 are recorded as revenues when the buyer takes delivery. Revenue from sales of refined gold is not estimated and is final at the time of delivery. Due to the contractual obligation of the definitive gold sale agreement, costs applicable to sales for the delivery of refined gold are recorded at the current market price to purchase the gold and concurrent with deliveries for our metals products to the smelter and the resulting recording of revenue for those products. Due to the time elapsed between the delivery of our metals products to the smelter and the delivery of refined gold, we must estimate the prices at which costs applicable to sales of refined gold will be settled. Cost of sales previously recorded for open invoices are adjusted to estimated settlement prices until final settlement upon delivery of the refined gold.

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

     In December 2010, FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this update has not had an impact on the Company's consolidated financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

     The following table provides the components of inventory:

	March 31,	June 30
	2011	2010
Stockpiled ore	$2,647	$--
In-process material	1,782	--
Siliceous flux material	49,911	--
Precious metals concentrate	24,511	--
	$78,851	$--

NOTE 4 – NOTE RECEIVABLE

     On January 27, 2011, the Company advanced $200,000 to Columbus Silver Corporation (“Columbus Silver”) (TSXV: CSC) in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). In the event that either party to the MOU informs the other that it will not proceed with the Transaction, either the maker or the holder will have the ability, by providing written notice to the other, to require that the maker apply to the TSX Venture Exchange to have the entire outstanding principal amount and accrued unpaid interest of this note paid in common shares of the maker. As of March 31, 2011, accrued interest receivable on the note receivable was $1,400.

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

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

     The fair market value of the derivative instruments liability at March 31, 2011, was determined to be $11,524,959 with the following assumptions: (1) risk free interest rate of 0.15% to 2.12%, (2) remaining contractual life of 0.45 to 4.75 years, (3) expected stock price volatility of 70.63% to 71.39%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the nine months ended March 31, 2011, of $(898,934) and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Derivative
	Liability as of	Liability as of	(Loss) Through
	June 30, 2010	March 31, 2011	March 31, 2011
Convertible Debentures:
Purchase Agreement Warrants	$6,585,752	$7,204,696	$(618,944)
Amendment 2 Warrants	637,296	598,043	39,253
Embedded Conversion Option	2,670,993	3,722,220	(1,051,227)
Totals	$9,894,041	$11,524,959	(1,630,918)

Amount allocated to derivative liability at inception			731,984
			$(898,934)

The derivative liability is comprised of the following as of:

	March 31,	June 30,
	2011	2010
Current portion of derivative instruments liability	$11,524,959	$9,894,041
Long-term portion of derivative instruments liability	-	-
	$11,524,959	$9,894,041

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND DEBENTURES

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

     The accrued interest due on the debentures at March 31, 2011, was extended by the debenture holder in late March 2011. Accrued interest on the debentures for the quarter was $236,250, of which $20,000 was paid by March 31, 2011. The remaining balance is due with additional interest calculated on the agreed dates of payments as follows:

On or before April 15, 2011	$60,000
On or before April 30, 2011	20,000
On or before May 15, 2011	70,000
On or before June 15, 2011	66,250
$216,250

     The components of the convertible notes payable and debentures are as follows:

March 31, 2011	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(2,861,621)	11,088,379

	$13,950,000	$(2,861,621)	$11,088,379

June 30, 2010	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(3,793,560)	10,156,440

	$13,950,000	$(3,793,560)	$10,156,440

     Aggregate yearly maturities of long term debt based upon payment terms at March 31, 2011, are as follows:

2011	$-
2012	13,950,000
Subtotal	13,950,000
Less: unamortized original discount	(2,861,621)
$11,088,379

     As of March 31, 2011, accrued interest payable on the convertible notes payable and debentures was $222,459.

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

     The following summarizes notes payable at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$109,502	$156,906

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	14,328	39,180

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	9,060	13,141

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $6,862, including interest through September 2010	-	13,604

Financing contract on insurance premiums interest at 5.99%, payable in 11 monthly installments of $13,098, including interest through October 2010	-	38,905

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $7,276, including interest through September 2011	35,752	-

Total Outstanding Notes Payable	168,642	261,736
Less: Current maturities	(108,124)	(138,821)
Obligations of notes payable due after one year	$60,518	$122,915

     The aggregate maturities of notes payable as of March 31, 2011, is as follows:

Year ending June 30,
2011	$37,079
2012	72,607
2013	58,956
Total Outstanding Notes Payable	$168,642

NOTE 8 – CAPITAL LEASES

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

     Minimum future lease payments under capital leases, as of March 31, 2011, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2011	$37,391
2012	88,405
2013	43,041
2014	3,587
Total minimum lease payments	172,424
Amount representing interest	(8,411)
Present value of future minimum lease payments	164,013
Current portion of capital lease obligations	(109,100)
Obligations of capital leases due after one year	$54,913

NOTE 9 – FAIR VALUE MEASUREMENTS

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

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The stock was purchased in accordance with a Memorandum of Understanding entered into on September 24, 2010 for the purpose of consummating a business combination. The derivative instruments consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of March 31, 2011 are as follows:

				March 31,
	Level 1	Level 2	Level 3	2011
Marketable Securities	$164,898	---	---	$164,898
Other Assets:
Idle equipment, net	---	---	$1,223,528	$1,223,528

Value of derivative instruments liability	---	---	$11,524,959	$11,524,959

     Idle equipment includes equipment associated with the Black Canyon mica project and which the Company has ceased operations and are classified as Level 3 non-financial assets. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the nine months ended March 31, 2011.

NOTE 10 – COMMITMENTS

     On March 29, 2011, the Company amended the definitive gold sale agreement dated September 11, 2009. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $727,300 based upon the closing gold price on March 31, 2011. The Company will mark to market the accrued liability on the delivery date of the additional ounces based upon the closing gold price on such date. Under the terms of the amendment the delivery is to be made prior to June 30, 2011.

NOTE 11 - STOCKHOLDERS’ (DEFICIT) EQUITY

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

     On January 1, 2011, an individual exercised an option to purchase 10,000 shares of common stock at $1.165 per share on a cashless basis. Under the cashless basis exercise, 1,241 shares were issued.

     During January 3 through January 10, 2011, five individuals exercised options, on a cashless basis, to purchase an aggregate of 70,000 shares of common stock at $0.86 per share. Under the cashless basis exercises, 19,611 shares were issued.

     On February 23, 2011, the Company issued 10,000 shares of common stock to a consultant for services, valued at $9,800 based on the closing market price on the date of the transaction.

     On March 29, 2011, an individual exercised options to purchase 100,000 shares of common stock at $0.86 per share and 200,000 shares at $1.00 per share, both on a cashless basis. Under the cashless basis exercises, 37,615 shares were issued.

     Stock-based compensation for stock granted in the prior year totaling $75,545 and $396,106 was recorded respectively for the three months and nine months ended March 31, 2011.

Issuances of Options

      On November 10, 2010, the Company granted 150,000 three-year options at an exercise price of $1.30 per share. The options have a six month vesting period from the date of grant. The options were valued at $55,368 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.63%, (2) an expected life of 3.0 years, (3) expected stock price volatility of 75.51%, and (4) expected dividend yield of zero. Stock-based compensation of $27,684 and $43,372 was recorded during the three months and nine months ended March 31, 2011, respectively.

     On January 1, 2011, the Company granted 75,000 five-year options at an exercise price of $1.21 per share to each of the two outside directors. The options have a six month vesting period from the date of grant. The options were valued at $116,508 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.02%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 79.05%, and (4) expected dividend yield of zero. Stock-based compensation of $57,932 was recorded during the three months ended March 31, 2011.

     On March 1, 2011, the Company granted 50,000 five-year options at an exercise price of $0.88 per share to an employee. The options have a six month vesting period from the date of grant. The options were valued at $26,734 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.11%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 73.03%, and (4) expected dividend yield of zero. Stock-based compensation of $4,529 was recorded during the three months ended March 31, 2011.

     Stock-based compensation for options issued in the prior year totaling $3,183 and $346,476 was recorded respectively for the three months and nine months ended March 31, 2011.

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

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 Equity Incentive Plan and outside of these plans, for the nine months ended March 31, 2011, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2010	6,705,000	$0.41	15,009,528	$1.20
Granted	350,000	$1.20	933,334	$1.50
Canceled	(10,000)	$0.86	---	---
Expired	---	---	---	---
Exercised	(475,000)	$0.87	---	---
Outstanding at March 31, 2011	6,570,000	$0.42	15,942,862	$1.22

Stock options and warrants exercisable at March 31, 2011, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	2.52	$0.11	$1.00	10,233,203	10,233,203	2.76	$1.00
$0.46	100,000	100,000	1.32	$0.46	$1.06	253,773	253,773	3.28	$1.06
$0.55	175,000	175,000	1.76	$0.55	$1.25	214,858	214,858	1.70	$1.25
$0.60	610,000	610,000	2.68	$0.60	$1.50	933,334	933,334	4.64	$1.50
$0.86	915,000	915,000	4.19	$0.86	$1.625	461,539	461,539	3.75	$1.625
$0.88	50,000	---	4.92	$0.88	$1.70	3,846,155	3,846,155	3.81	$1.70
$1.165	20,000	20,000	3.14	$1.165
$1.21	150,000	---	4.76	$1.21
$1.30	125,000	125,000	2.08	$1.30
$1.30	150,000	---	2.62	$1.30

$1.38	150,000	150,000	3.76	$1.38
$1.70	125,000	125,000	2.08	$1.70
	6,570,000	6,220,000			15,942,862	15,942,862

Outstanding Options			2.82	$0.42	Outstanding Warrants		3.15	$1.22
Exercisable Options			2.76	$0.38	Exercisable Warrants		3.15	$1.22

     As of March 31, 2011, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $5,515,451 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $5,515,451. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.09 closing stock price of the Common Stock on March 31, 2011. The total number of in-the-money options and warrants vested and exercisable as of March 31, 2011, was 16,286,976.

     The total intrinsic value of options exercised during the three months ended March 31, 2011, was $66,150. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The options were exercised on a cashless basis and no cash proceeds were received from the exercise of the stock options.

     The total fair value of options and warrants granted during the three months ended March 31, 2011, was approximately $77,964. The total grant-date fair value of option and warrant shares vested during the three months ended March 31, 2011, was approximately $-0-.

NOTE 12 – CONTEMPLATED ACQUISITION

     The Company entered into a non-binding Memorandum of Understanding on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), pursuant to which the Company will acquire all the outstanding shares of common stock of Columbus Silver in exchange for the Company’s common stock. The contemplated exchange ratio is one share of Santa Fe common stock for every 5.82515 shares of Columbus Silver’s common stock. It is contemplated that Santa Fe will issue a total of 8,787,527 shares in the transaction, the value of which shares will be determined by the closing market price of the Company’s common stock on the effective closing date of the contemplated transaction. Following completion of the transaction, it is estimated that the Company will be owned 91.37% by current Company shareholders and 8.63% by Columbus Silver shareholders. In accordance with the Memorandum of Understanding, the Company purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058, or CDN$0.10 per share. The proceeds of the issuance are to be used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. On January 27, 2011, the Company advanced $200,000 to Columbus Silver in exchange for a promissory note bearing interest at 4% per annum. See NOTE 4.

     Currently the Company is negotiating a revocation of cease trade orders against the Company issued by the British Columbia and Ontario Securities Commission in 2003 after the Company did not make required regulatory filings. Until the cease trade orders are revoked steps cannot be taken to consummate the proposed transaction.

NOTE 13 – SUBSEQUENT EVENTS

     The company has evaluated events and transactions that occurred subsequent to March 31, 2011 for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

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

     The following discussion summarizes the results of our operations for the three and nine month periods ended March 31, 2011, and compares those results to the three and nine month periods ended March 31, 2010. It also analyzes our financial condition at March 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2010 and 2009 and Notes to the financial statements, in our Form 10-K for the year ended June 30, 2010.

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

      The Company has incurred a net loss of $6,099,882 for the nine months ended March 31, 2011, and has a total accumulated deficit of $61,229,332 and a working capital deficit of $14,405,015 at March 31, 2011, which includes non-cash derivative instrument liabilities aggregating $11,524,959 and deferred revenue of $3,804,674.

     The Company has increased revenue-generating operations during the current quarter as we ramp up to commercial production at our Summit mine site and attain full throughput at our Banner Mill. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full production and profitable operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2011 and 2010

     Sales

     We had revenues of $2,894,007 for the three months ended March 31, 2011, as compared to $261,532 for the three months ended March 31, 2010. The increase of $2,632,475 is due to increased production at the Summit mine and related shipments of precious metals concentrate, flux material and the sale of refined gold. Sales for the current quarter consisted of concentrate sales of $2,340,341, flux material of $443,291 and refined gold of $110,375.

     The definitive gold sale agreement entered into on September 11, 2009 stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms per the definitive gold sale agreement, refined gold is purchased for delivery. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. The revenue component of $110,375 for the delivery of refined gold is comprised of $32,187 representing sales of gold at the fixed price of $400 per ounce, and $78,188 representing the realization of deferred revenue related to the upfront cash advance.

     Operating Costs and Expenses

     Costs applicable to sales were incurred aggregating $1,604,449 for the three months ended March 31, 2011, as compared to $-0- for the three months ended March 31, 2010. The increase of $1,604,449 is attributable to the costs associated with the shipments of concentrate and flux material for smelting feedstock totaling $396,357, and the cost of purchasing refined gold of $1,208,092 in order to satisfy the delivery requirements of the definitive gold sale agreement. Of this amount, approximately $727,000 is attributable to the completion guarantee extension as discussed in NOTE 9 to the consolidated financial statements. The Summit project has not yet completed development of its initial targets and ramp-up is still underway. Costs applicable to sales are higher than normally expected. We anticipate these costs will decrease in relation to sales once we achieve full production at the mine and corresponding full throughput at the mill site later in calendar 2011.

     Exploration and mining costs were $597,266 for the three months ended March 31, 2011, as compared to $275,425 for the three months ended March 31, 2010, an increase of $321,841. The increase is attributable to expanding production operations at the Summit mine site, increased throughput at the Banner Mill and a corresponding decrease in capitalized payroll burden. The increase in costs is primarily comprised of: $245,467 related royalties; $49,611 related to exploration associated costs; repairs and maintenance aggregating $10,990 and equipment leases of $13,574.

     General and administrative expenses increased to $679,757 for the three months ended March 31, 2011, from $655,407 for the comparative three month period ended March 31, 2010, an increase of $24,350. The increase is mainly attributable to investor relations expenses of $73,145; labor burden of $21,801, employee stock compensation of $75,545 and costs associated with options of $27,415. These increases were offset by decreased expenses in the following areas: consulting fees of $99,463; audit, accounting and legal fees aggregating $44,589; general and administration costs incurred in foreign subsidiaries of $13,458, and corporate filing fees of $12,600.

     Depreciation and amortization expense increased to $577,857 for the quarter ended March 31, 2011, as compared to $127,641 for the quarter ended March 31, 2010, an increase of $450,216. The increase is attributable primarily to recognizing depreciation of $379,007 on the Banner mill processing facilities which were placed into service during the first quarter of our current fiscal year and additional capitalized equipment at the mine site.

     Other Income and Expenses

     Other income and (expenses) for the three months ended March 31, 2011, were 3,927,624 as compared to $3,356,285 for the comparable three months ended March 31, 2010. The increase in net other income of $571,339 is primarily attributable to the increase gain recognized on derivative instruments liability of $790,774. The increase was offset by increase in interest expense of $155,440 and an increase in accretion of discounts on notes payable of $62,008.

     The increase in interest expense was due primarily to the fact that the portion of interest expense on the debentures related to the construction of the mill facilities was previously capitalized. In July 2010 based upon the commissioning of the mill proceeding satisfactorily over the previous quarter, the mill facilities were placed into service and the capitalization of interest expense related to the mill construction ceased, contributing $162,000 of interest expense to the current three month period.

     Loss on Derivative Financial Instruments

     We recognized a gain on derivative financial instruments of $4,425,628 for the three months ended March 31, 2011, as compared to a gain of $3,634,854 for the prior year’s comparable period, resulting in an increased gain of $790,774. The non-cash gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain for the three months ended March 31, 2011, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2011 and 2010

     Sales

     We had revenues of $4,144,269 for the nine months ended March 31, 2011, as compared to $274,978 for the nine months ended March 31, 2010. The increase of $3,869,291 is due to increased production at the Summit mine and related shipments of precious metals concentrate, flux material and the sale of refined gold. Sales for the current nine month period consisted of concentrate sales of $2,832,032, flux material of $1,037,383 and refined gold of $274,854 in accordance with the definitive gold sale agreement entered into on September 11, 2009. We had no aggregate material sales during the current nine month period as compared to aggregate material sales of $11,265 for the prior comparable period.

     The definitive gold sale agreement entered into on September 11, 2009, stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms per the definitive gold sale agreement, refined gold is purchased for delivery. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. The revenue component of $274,854 for the delivery of refined gold is comprised of $79,528 representing sales of gold at the fixed price of $400 per ounce, and $195,326 representing the realization of deferred revenue related to the upfront cash advance.

     Operating Costs and Expenses

     Costs applicable to sales were incurred aggregating $2,303,871 for the nine months ended March 31, 2011, as compared to $264, attributable to aggregate sales, for the nine months ended March 31, 2010. The increase of $2,303,607 is attributable to the costs associated with the shipments of concentrate and flux material for smelting feedstock totaling $931,301, and the cost of purchasing refined gold of $1,372,570 in order to satisfy the delivery requirements of the definitive gold sale agreement. Of this amount, approximately $727,000 is attributable to the completion guarantee extension as discussed in NOTE 9 to the consolidated financial statements. The Summit project has not yet completed development of its initial targets and ramp-up is still underway. Costs applicable to sales are higher than normally expected. We anticipate these costs will decrease in relation to sales once we achieve full production at the mine and corresponding full throughput at the mill site later in calendar 2011.

     Exploration and mining costs were $1,669,663 for the nine months ended March 31, 2011, as compared to $449,259 for the nine months ended March 31, 2010, an increase of $1,220,404. The increase is attributable to expanding production operations at the Summit mine site, increased throughput at the Banner Mill and a corresponding decrease in capitalized payroll burden. The increase in costs is primarily comprised of: $183,648 related to payroll burden; $103,514 in shop supplies; vehicle operating costs of $13,036; repairs and maintenance aggregating $71,757; general mill and mine costs of $64,635; royalty fees of $364,527; leased equipment of $14,089; liability insurance of $9,972; property and resource taxes aggregating $53,945; and $186,853 for exploration associated costs.

     General and administrative expenses increased to $2,171,297 for the nine months ended March 31, 2011, from $1,726,510 for the comparative nine months ended March 31, 2010, an increase of $444,787. The increase is primarily attributable to increased expenses in the following areas: employee stock compensation of $338,951 and amortized costs associated with options of $255,475, both related primarily to awards granted from the 2007 Equity Incentive Plan on June 8, 2010; investor relations costs of $135,474. These increases were offset by decreases in audit and accounting fees of $65,433; legal and SEC related costs of $93,896; consulting fees of $114,047.

     Depreciation and amortization expense increased to $1,725,858 for the nine months ended March 31 2011, as compared to $342,121 for the nine months ended March 31, 2010, an increase of $1,383,737. The increase is attributable primarily to recognizing depreciation of $1,256,897 on the Banner mill processing facilities which were placed into service during the first quarter of our current fiscal year and additional equipment that entered into service.

     Other Income and Expenses

     Other income and (expenses) for the nine months ended March 31, 2011, were $(2,373,462) as compared to $(175,206) for the comparable nine months ended March 31, 2010. The increase in net expenses of $2,198,256 is primarily attributable to an increase in interest expense of $469,629; an increase in accretion of discounts on notes payable of $157,502 and the loss recognized on derivative instruments liability of $1,570,092.

     The increase in interest expense was due primarily to the fact that the portion of interest expense on the debentures related to the construction of the mill facilities was previously capitalized. In July 2010 based upon the commissioning of the mill proceeding satisfactorily over the previous quarter, the mill facilities were placed into service and the capitalization of interest expense related to the mill construction ceased, contributing $493,200 in interest expense to the current nine month period.

     Loss on Derivative Financial Instruments

     We recognized a loss on derivative financial instruments of $898,934 for the nine months ended March 31, 2011, as compared to a gain of $671,158 for the prior year’s comparable period, resulting in an increased loss of $1,570,092. The non-cash loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative loss for the nine months ended March 31, 2011, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments; the warrants previously issued under our registered direct offerings; changes in the market price of our common stock, which is a component of the calculation model; and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

     Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses until we reach profitable operations.

     As of March 31, 2011, we have cash and cash equivalents of $473,631, accounts receivable for product sales of $2,783,632, a working capital deficit of $14,405,015, which includes a non-cash financial derivative liability of $11,524,959 and deferred revenue of $3,804,674, and an accumulated deficit of $61,229,332.

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

     The securities were issued pursuant to the Company's effective S-3 Registration Statement under which the securities are registered. The units, including the Shares and Warrants (including the Placement Agent warrants) and shares issuable upon exercise of the Warrants were issued pursuant to a prospectus supplement dated as of January 20, 2010, which was filed with the Securities and Exchange Commission ("SEC") in connection with a takedown from the Company’s shelf registration statement on Form S-3, which became effective on December 29, 2009, and the base prospectus contained in such registration statement.

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

     On March 29, 2011, the Company amended the definitive gold sale agreement dated September 11, 2009. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $727,300 based upon the closing gold price on March 31, 2011. The Company will mark to market the accrued liability on the delivery date of the additional ounces based upon the closing gold price on such date. Under the terms of the amendment the delivery is to be made prior to June 30, 2011.

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

     The Company entered into a non-binding Memorandum of Understanding on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), pursuant to which the Company will acquire all the outstanding shares of common stock of Columbus Silver in exchange for the Company’s common stock. The contemplated exchange ratio is one share of Santa Fe common stock for every 5.82515 shares of Columbus Silver’s common stock. It is contemplated that Santa Fe will issue a total of 8,787,527 shares in the transaction, the value of which shares will be determined by the closing market price of the Company’s common stock on the effective closing date of the contemplated transaction. Following completion of the transaction, it is estimated the Company will be owned 91.37% by current Company shareholders and 8.63% by Columbus Silver shareholders. In accordance with the Memorandum of Understanding, the Company purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058. Proceeds of the issuance were used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. On January 27, 2011, the Company advanced $200,000 to Columbus Silver in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). In the event that either party to the MOU informs the other that it will not proceed with the Transaction, either the maker or the Holder will have the ability, by providing written notice to the other, to require that the Maker apply to the TSX Venture Exchange to have the entire outstanding principal amount and accrued unpaid interest of this Note paid in common shares of the Maker pursuant to Exchange Policy 4.3, Shares for Debt, or its successor policy or instrument. Currently the Company is negotiating a revocation of cease trade orders against the Company issued by the British Columbia and Ontario Securities Commission in 2003 after the Company did not make required regulatory filings. Until the cease trade orders are revoked, steps cannot be taken to consummate the proposed transaction by us.

Off-Balance Sheet Arrangements

     During the three months ended March 31, 2011, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of March 31, 2011. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     As of March 31, 2011, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the quarter ended March 31, 2011 are as follows: (i) Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - Seven (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.); (ii) Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None; (iii) Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None; (iv) Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None; (v) Total dollar value of proposed assessments from MSHA: - No assessments received; (vi) Total number of mining related fatalities: - None; (vii) Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None; (viii) Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report:

10.68	Amendment No. 1 dated March 29, 2011, to Gold Sale Agreement dated September 11, 2009, by and between Registrant and Purchaser.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ W. Pierce Carson
Dated: May 9, 2011	W. Pierce Carson,
Chief Executive Officer, President, Director
and Principal Accounting Officer