Form 10-K
period 2011-06-30
Santa Fe Gold CORP
filed 2011-09-13
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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
Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[ x ] No[ ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

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

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[ x ]

The aggregate market value of the Common Stock of Santa Fe Gold Corporation held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $99,184,311.

As of September 13, 2011, there were 94,794,412 shares of common stock outstanding.

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

History and Organization

     Santa Fe Gold Corporation (“Santa Fe”, "the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire and develop mining properties amenable to low cost production. Presently, we have four projects: Our Summit silver-gold and Ortiz gold projects located in New Mexico; and our Black Canyon mica and Planet micaceous iron oxide projects located in Arizona. See “Item 2. Properties” for more information about our properties. We have constructed a mill and are developing an underground mine at our Summit silver-gold project, which successfully began processing ore in 2010. We expect commercial production to be achieved in Q4 of calendar 2011. Information about the Company, including a link to our most recent financial reports filed with the Securities and Exchange Commission (“SEC”), can be viewed on our website at www.santafegoldcorp.com.

     From July 1, 2006 through the current date, we completed private placements of our common stock, and notes convertible into our common stock, for amounts aggregating $2,856,757. Additionally, in December 2007, we raised capital pursuant to a private placement of convertible debentures aggregating $13,500,000. In September 2009, we entered into a gold sale agreement with an investor that included an upfront payment of $4,000,000. In January 2010 and December 2010, we raised $10,000,000 and $2,000,000 respectively through registered direct offerings pursuant to an S-3 Registration Statement. In August 2011 we raised $5,000,000 through a senior secured debt facility. We used the majority of the funds raised to acquire and construct the Summit mine and Banner mill and for working capital. We anticipate using currently available funds to continue these efforts. See” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

     Development of the Summit mine and operation of the related Banner mill was the focus of our activities in 2011. In April 2007, we received results of a preliminary feasibility study carried out by an independent geological engineering firm that concluded that development of the Summit deposit would be economically viable. Capital cost was estimated as $13.4 million.. In December 2007, we arranged a financing of $13.5 million by way of a private placement of senior secured convertible debentures. We carried out construction activities during 2008 and 2009, including development of the Summit mine and construction of the Banner mill. Underground mine development is on-going. Commencement of processing operations at the Banner mill began in April 2010 and commissioning of the mill proceeded satisfactorily. Sales of ore as silica flux commenced in Q2 of calendar 2010 and sales of precious metals flotation concentrates began in Q3 of calendar 2010. During calendar 2011 we have sold products to smelters on a regular basis, including silica flux under contract to an Arizona smelter and concentrates under contract to a German smelter. We plan to ramp up production from the Summit mine and increase throughput at the Banner mill, and expect the Summit project to achieve commercial production in Q4 of calendar 2011. As of June 30, 2011, we have approximately $68.5 million in federal and state tax loss carry-forwards to shelter income taxes otherwise payable.

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

     Please refer to the last section of ITEM 2:  PROPERTIES of this report for a glossary of certain terms used herein.

Recent Developments

     On September 6, 2011, we entered into a Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which Santa Fe has conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction currently valued at Cdn $9,977,285. Until closing of the transaction, Santa Fe has agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of December 2011 totals $513,716.

     The Memorandum of Understanding contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of Santa Fe and Columbus Silver, stock exchange and regulatory approvals, Columbus Silver shareholder approval and Santa Fe’s commitment of the required funding. If Santa Fe does not notify Columbus Silver by November 30, 2011 that it has obtained a firm commitment for the required funding, Columbus Silver will have the option to terminate the acquisition. On September 8, 2011, in relation to the transaction with Columbus, we filed a Current Report on Form 8-K.

     On August 31, 2011, we filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with OMI’s purported termination of our exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico and OMI’s demand for significant additional consideration to allow the lease to continue. The Complaint alleges several causes of action, including breach of contract and breach of the covenant of good faith and fair dealing. The Complaint seeks both declaratory and injunctive relief. We believe OMI’s purported termination of the Lease was wrongful and intend to vigorously prosecute legal claims to enforce our rights under the Lease and recover all applicable damages. On September 2, 2011, in relation to the Complaint, we filed a Current Report on Form 8-K.

     On August 2, 2011, we entered into a financing agreement and closed a $5 million senior secured loan (“Loan”) with Victory Park Capital Advisors, LLC, an investment firm that acts as investment manager on behalf of one or more entities. We received net proceeds of $4,555,000 after deducting fees and expenses. The Loan bears interest at 15% per annum payable monthly in arrears. The Loan matures and comes due upon the six month anniversary of the closing date. We may repay the Loan at any time without penalty. We paid a 5% commitment fee at closing and an agent fee of 3.5%. The senior obligations are secured by a first priority lien on the stock of Santa Fe’s subsidiaries and on liens covering substantially all of the assets of the company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. The company agreed that any equity it raises in excess of $5 million must be applied to repayment of the loan. In connection with the Loan, we issued warrants to purchase 500,000 shares of our common stock. The warrants have an exercise price of $1.00 per share and a term of five years. On August 9, 2011, in relation to the financing agreement, we filed a Current Report on Form 8-K.

     On May 18, 2011 at Santa Fe’s Annual Meeting of Stockholders, stockholders approved an amendment to our Certificate of Incorporation to change the number of authorized shares of common stock from 200,000,000 shares to 300,000,000 shares.

     On January 11, 2011, we announced a contract with ASARCO LLC (“Asarco”) to sell 12,000 tons of siliceous flux material for delivery during 201l. The contract was valued at up to $4.0 million. The siliceous flux is shipped to Asarco’s smelter in Hayden, Arizona. The flux material is processed for precious metals recovery and we are paid for the contained silver and gold less customary charges. The sales agreement was reached following a successful smelting trial of an initial 1,000 tons of siliceous flux shipped to Asarco in 2010. Sale of siliceous flux material involves direct shipment of Summit ore with only minimal processing required.

     On December 23, 2010, we announced a contract with Aurubis AG (“Aurubis”), Europe’s largest copper and precious metals smelter, to sell approximately 240 tons of high-value precious metal concentrates for delivery during 2011. The contract was valued at approximately $9.0 million. The sales agreement was reached following a successful smelting trial of an initial 20 tons of concentrate shipped to Aurubis in October 2010. The concentrates are produced at our Lordsburg flotation mill from ore mined at the Summit mine.

     On December 29, 2010, we entered into definitive agreements with institutional investors to purchase $2.0 million of securities in a registered direct offering. We received net proceeds of approximately $1,880,000 after deducting placement agent fees and other offering expenses. The securities were offered pursuant to an effective S-3 Registration Statement. The Company sold to the investors an aggregate of 1,666,668 shares of its common stock, and warrants to purchase up to 833,334 additional shares of common stock. Each unit, consisting of one share of common stock and one-half of a warrant to purchase a share of common stock, was sold for a purchase price of $1.20. The warrants to purchase additional shares are exercisable at an exercise price of $1.50 per share and have a term of 5 years.

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

     On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. We will receive credit against the $4,000.000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

     On March 29, 2011, we entered into Amendment 1 for the definitive gold sale agreement with Sandstorm Gold, Ltd. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, we agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold is to be made prior to June 30, 2011.

     On June 28, 2011, we entered into Amendment 2 for the definitive gold sale agreement with Sandstorm Gold, Ltd. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date we agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $773,850 based upon the closing gold price on June 30, 2011.

     On August 9, 2011, we delivered 817 ounces of gold to Sandstorm in accordance with Amendments 1 and 2 of the definitive gold sales agreement, including 700 ounces related to Amendment 1 and 117 ounces for 39 days of per diem related to Amendment 2. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 will be adjusted by an additional $301,935 in Q1 of fiscal 2012.

     On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of senior secured convertible debentures in the amount of $13,500,000. Proceeds from the debentures were used primarily for the development of the Summit project. The debentures were issued in accordance with a pre-determined funding schedule. The term of the debentures is 60 months. In fiscal 2009 we received advances aggregating $8,150,000, bringing the total received to $13,500,000 since inception.

     Effective June 30, 2009, we agreed with the investor to convert the aggregate accrued interest of $974,360 due June 30, 2009 under the convertible debentures, into 974,360 shares of the Company’s common stock. We also agreed that aggregate accrued interest on the outstanding principal amounts of the debentures for the quarters ending September 30, 2009 and December 31, 2009, shall be paid in shares of the Company’s common stock, to be valued at one dollar ($1.00) per share at the time of payment and issuance. Starting in 2010, we have paid accrued quarterly interest in cash.

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

     At the Summit mine and Banner mill, we are continuing permitting activities as construction and development progress. On October 2, 2009 we received a Permit to Construct and Operate the Banner Mill Tailings Dam from the NM Office of the State Engineer (OSE). This permit allowed us to construct a tailings disposal impoundment and to commence discharge of mill tailings.

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

Employees

     We currently have 53 full-time employees, including our executive officer, head office support staff and Lordsburg management and operating personnel. We also engage consultants and independent contractors in connection with financial accounting, construction, and exploration and development of our mining properties.

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

     Since our inception in 1991, we have not been profitable. As of June 30, 2011, our total accumulated deficit was approximately $59.7 million. To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators. If our plans to achieve commercial production at our Summit mine are not successful, it could be years before we receive significant revenues from industrial mineral or precious metals production. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive significant revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     Although preliminary studies carried out on the Ortiz gold property have yielded promising results with respect to potential economic viability, substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline.

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

     During the last five years, the average annual market price of gold has progressively increased from $603 per ounce to $1225 per ounce, as shown in the table below:

Average Annual Market Price of Gold, 2006-2010
2006	2007	2008	2009	2010
$ 603	$ 695	$ 872	$ 972	$ 1225

     During the last five years, the average annual market price of silver has progressively increased from $11.55 per ounce to $20.19 per ounce, as shown in the table below:

Average Annual Market Price of Silver, 2006-2010
2006	2007	2008	2009	2010
$ 11.55	$ 13.38	$ 14.99	$ 14.67	$ 20.19

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

     We are highly dependent on nine persons, namely Mr. Olson, our chairman; Mr. Pierce Carson, our president and chief executive officer and principal financial officer; Mr. Martinez, our controller; Mr. Ryan Carson, manager of legal affairs; Mr. Anderson, technical manager mining of our Summit project; Mr. Freeman, senior consultant; Mr. Billingsley, mine superintendent; Mr. Dalton, assistant mine superintendent; and Mr. Floyd, mill superintendent. We rely heavily on these nine individuals for the conduct of our business, and the loss of any of them could significantly and adversely affect our business. In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us. We have no life insurance on the life of any officer.

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

     Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 62,000 shares per day. As a result, the sale of a significant amount of common stock by selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

Summit Silver-Gold Project

Overview

     Santa Fe Gold acquired the Summit silver-gold project in May 2006. The project includes the underground Summit silver-gold mine and related property consisting of 117 acres of patented mining claims and 740 acres of unpatented mining claims in Grant County, southwestern New Mexico; and the Banner mill, including mineral processing equipment consisting of a crushing and screening plant, a ball mill and a 400 ton-per-day flotation plant, and related property consisting of approximately 1,500 acres of wholly owned and leased patented and unpatented mining claims, located approximately 57 miles south of the Summit mine near Lordsburg, Hidalgo County, New Mexico. We own and operate the Summit project under the Lordsburg Mining Company, a wholly-owned subsidiary.

     Construction of the Banner mill and development of the Summit mine have been the focus of our activities since 2008. In April 2007, we received results of an engineering study that concluded the Summit deposit would form the basis of an economically viable underground mining operation. In December 2007, we arranged financing of $13.5 million by way of a private placement of senior secured convertible debentures. We began construction activities during 2008, including development of the Summit mine and construction of the Banner mill. Ore generated in the process of developing the mine was stockpiled for later processing. Construction of the Banner mill was completed in mid-2009 and construction of the tailings disposal impoundment was completed in early 2010. We commenced processing operations at the Banner mill in April 2010. Trial sales of ore as silica flux material commenced in the second quarter of 2010 and trial sales of precious metals flotation concentrate began in the third quarter of 2010. Mine development including limited mining of Summit ore is on-going, and at the end of June 2011 we had constructed over 8,000 feet of new underground openings. We expect to ramp up production from the Summit mine and to achieve commercial production in Q4 of calendar 2011.

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

     Since start-up in April 2010, the mill has demonstrated the ability to produce a high value gold-silver concentrate that averages around 10 ounces per ton gold and 600 ounces per ton silver. We are marketing this concentrate under a sales contract for 2011 to a German smelter and plan to sell concentrate to other smelters as well. We also are producing siliceous flux material, involving crushing and screening of Summit ore, and then direct shipping of the resulting beneficiated product to copper smelters for use as smelter flux. We sold siliceous flux material to two Arizona smelters in 2010 and entered into a contract with one of the smelters for sales during 2011. Sales of siliceous flux material are in addition to sales of concentrate produced at the Banner mill.

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

Figure X.1

Claim Boundary Map

N
Summit Property
ARIZONA
NEW MEXICO
75
DUNCAN
70
GRANT COUNTY
HIDALGO COUNTY
LORDSBURG
MESA
GREENLEE COUNTY
70
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

     In order to maintain our claims in good standing, for our patented mining claims we must pay annual property taxes to Grant and Hidalgo Counties, and for our unpatented mining claims we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Grant and Hidalgo Counties. We are current on property taxes related to our patented claims. Annual assessment and recording costs for our unpatented claims total approximately $10,500. We have paid the required fees for the 2011 and 2012 assessment years (September 1, 2010 through August 31, 2012).

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

     Exploration work estimated to have cost in excess of $8.0 million was carried out on the Summit silver-gold property from 1984-1992. This work included drilling totaling 104,700 feet on the Summit and adjacent structures, of which 78,000 feet was directed to the Summit structure. In 1984-85, Inspiration Mines Inc. reportedly spent about $1.5 million conducting underground development, shallow core drilling and sampling and mapping. In 1988-89, Novagold Resources Inc. reportedly expended approximately $2.0 million in surface and airborne geophysical surveys, underground mapping and sampling, and core drilling. Novagold’s drilling identified a significant block of mineralized material in the Summit vein. From 1989-1992, Biron Bay Resources Ltd., in joint venture with Novagold, conducted extensive exploration, drilled 88 core holes, and reportedly spent over $5.0 million extending and improving the level of confidence in the mineralized material at the Summit vein and in defining exploration potential in adjacent and outlying vein structures.

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

     Ore Reserve

     Chapman, Wood and Griswold, Inc. (“CWG”), an independent geological engineering firm, has carried out studies and reviews of the reserve/resource classification of Summit mineralization. In February 2010, CWG concluded that a portion of the mineralized material in the footwall zone can be classified as a Probable Reserve under the SEC’s Industry Guide 7, sufficient for a mine life of five years at the planned rate of production, as follows:

	Probable Reserve (Footwall Zone)
	Tons	Grade(oz/ton) (1)		Contained ounces
		Au	Ag	Au	Ag
Inplace, diluted(2)(3)	686,750	0.143	10.78	98,205	7,403,165
Minable @ 90% extraction	618,075	0.143	10.78	88,385	6,662,848
Ounces in conc. at 80% rec.				70,708	5,330,279

(1)	Assays cut to 0.45 oz Au/t and 45.0 oz Ag/ton
(2)	Diluted with 1.0 foot at grade on each wall. Minimum 6.0-foot horizontal width.
(3)	Cutoff grade 0.16 oz Au equivalent per ton, using a 60:1 gold-silver price ratio and equivalent recoveries for gold and silver.

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

     CWG stated this mineralized material has the potential to be upgraded to Reserve status following further definition by drilling and/or underground development.

     Project Economic Estimate

     At gold and silver prices of $1,000 and $16.67 respectively, and assuming 80% metallurgical recovery, in May 2011 CWG estimated Summit revenues over an initial five-year mine life would total approximately $144 million, and direct operating profit would total approximately $91 million. Payback of capital would be achieved in the third calendar quarter of 2012. The Company has $68.5 million in tax loss carry-forwards to shelter federal and state income taxes otherwise payable. Direct operating costs were estimated as $84.50 per ton of ore milled or $364 per ounce of gold equivalent produced. The total capital cost to bring the mine into production was estimated as $18.5 million, of which $15.8 million had been spent as of December 31, 2010. The estimated capital cost is inclusive of mine development, mill construction, bonding requirements, and project management and working capital. CWG estimated the project could be brought into full production during 2011.

     Metallurgical Testing

     Conventional processing including crushing, grinding and milling of Summit ore to produce a bulk sulfide flotation concentrate containing the recoverable precious metals was evaluated and tested at bench scale. Preliminary bench scale flotation tests indicated that a precious metals recovery of 80-86% with a concentration ratio of 70 to 1 would be reasonably achievable. Operating results to date at the Banner mill support the conclusions of the previous bench scale testing, although metallurgical recoveries to date have been relatively low due to processing of low grade development ore and of oxidized ores. Currently we are marketing the concentrate to a smelter, but believe that alternatively the concentrate could be treated to produce either a dore or pure gold and silver metal products, or could be marketed to a third-party precious metals processing operation for final extraction of gold and silver.

     Processing for silica flux material requires only crushing and screening of the ore to yield a specified size fraction upgraded in silica content to meet smelter requirements. Along with the higher silica content, the precious metals content also is upgraded in the silica flux material. After crushing and screening, the crushed material that does not meet smelter specifications for silica flux is processed through the flotation plant.

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

     Permits

     With the purchase of Lordsburg Mining in 2006, we acquired existing operating permits for the Summit property and the Banner mill site. The New Mexico Mining and Minerals Division issued these permits to Lordsburg Mining pursuant to the New Mexico Mining Act. We modified and revised these permits as necessary in order to commence mining at the Summit mine and resume mineral processing operations at the Banner mill.

     Permit No. GR001ME at the Summit mine allows operation of a “minimal impact mine”. As surface disturbance expands, it will be necessary to modify the permit and to post financial assurance for reclamation. Pursuant to the current permit, we are conducting underground mining operations.

     Permit No. H1001RE at the Banner mill site is for an “existing mining operation” and authorizes us to conduct mining and reclamation operations according to the conditions stipulated in the permit. We have addressed all proposed mining disturbances under a closeout plan secured by financial assurance. We applied for and received modification and revision of the permit to allow resumption of flotation milling, construction of a tailings impoundment and discharge of tailings. We also have applied or will apply for other necessary permits, including air quality permits for the Banner mill and Summit mine.

     Development Activities

     In December 2007 we arranged for $13.5 million in capital for project development. We carried out construction activities in 2008 and 2009. Underground mine development is on-going. The Banner mill began processing operations in April 2010.

     At the Summit mine, a seven hundred foot long 12’ x 13’ decline ramp intersected the predicted mineralized body in February 2009. Since then, we have proceeded to drive two development headings in the main mineralized structure, one an incline to the southeast planned to intersect old workings and to serve as a secondary escape and a source of additional ventilation, and the other a decline to the northwest toward additional mineralized bodies identified in previous drilling. Over 8,000 feet of underground development has been accomplished and work is proceeding on several headings. The southeastern heading achieved its objectives in October 2009. The northwestern heading encountered the southern extensions of the predicted mineralized bodies in August 2009. Stope development and test mining of ore bodies has been carried out and an ore panel, containing approximately 140,000 tons of ore, is being developed for extraction by blasthole stoping. Blasthole drill levels have been driven in this panel at vertical intervals of 50 feet at four elevations, with the objective of beginning blasthole stoping operations and ramping up production to the full production rate of 400 tons per day during Q4 of calendar 2011. Assays of mineralized bodies encountered to date show variable silver and gold values, with occasional very high grades encountered, as is to be expected from this style of epithermal mineralization. Mineralized material encountered in mine development activities is segregated at the mine and trucked to the Lordsburg mill site. Development operations are proceeding on the basis of two 10-hour shifts seven days a week.

     At the Banner mill, processing operations commenced in April 2010. Commissioning of the mill proceeded satisfactorily. Sales of ore as silica flux and sales of precious metals flotation concentrates began in 2010. Ramp-up of mill throughput is planned to occur in conjunction with increased output from the Summit mine. We expect that the Summit project to achieve commercial production in Q4 of calendar 2011.

     Potential Expansion of Proposed Initial Operation

     Establishment of the proposed mining operation at Summit potentially allows the Company to further expand the current base of mineralized material at the Summit deposit and to develop other properties in the Steeple Rock mining district. The Banner flotation mill at Lordsburg also might generate mining and processing opportunities from our ground holdings adjacent to the Banner mill site in the Virginia mining district and/or from surrounding mining districts, several of which historically have yielded substantial production of base and precious metals.

Ortiz Gold Project

     Overview

     In August 2004, Santa Fe acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). Drilling by other companies from 1989-1992 identified gold mineralization in several deposits.

     In December 2005, using historical resources and pit designs, we received the results of an independent scoping study for the open pit mining of approximately 1.0 million ounces of gold from the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. It also included an economic analysis complete with sensitivities on gold price, capital and operating costs. The report concluded that the financial results indicated a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The report also stated that considerable upside existed in estimations of mineralized material in both contained ounces and grade. We currently have not established proven or probable reserves on the Ortiz gold property. The historical mineral resources, pit designs and December 2005 scoping study are not compliant with SEC Guide 7 or Canadian NI 43-101. They should not be relied upon and Santa Fe does not treat them as current.

     We plan to proceed with studies necessary to advance the Ortiz project. This work will include an assessment of the historical resources that were calculated from previous drilling, metallurgical testing and design of conceptual open pits for the Carache and Lucas deposits. This work will form the basis for further evaluation of mining and processing options and a preliminary economic assessment. We also intend to begin an assessment of permitting and environmental issues, which would be important for any mining development.

     The geology of the unusually large area under Santa Fe’s control is prospective for several styles of gold deposits and offers promising exploration potential for discovery of additional deposits.

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

Figure X.2

Claim Boundary Map

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R07E
R08E
R09E
Cunningham Hill
Carache Canyon
Lukas Canyon
14
Golden
Ortiz Mine Grant
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
0
1
2
Miles
N
Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

     Mineral Title

     On August 1, 2004, we entered into an option and lease agreement with Ortiz Mines, Inc. (“Ortiz Mines”), a New Mexico corporation, whereby we acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). We paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. Since February 1, 2006, we have paid annual lease payments, the last payment of $130,000 in January 2011 satisfying the lease payment through January 31, 2012.

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

     On August 31, 2011, the Company filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc., in connection with Ortiz Mines purported termination of the Company’s exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico and Ortiz Mines’ demand for significant additional consideration to allow the lease to continue. See Item 1. “Recent Developments”.

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

     Independent Mining Consultants, Inc. (“IMC”), an independent geological engineering firm, was engaged by the LAC-Pegasus Joint Venture to audit estimations of the quantities and grades of in-place resources at the Carache and Lucas deposits and to prepare conceptual open pit mine plans. In 1992, IMC estimated the Carache gold deposit, within the boundaries of a conceptual open pit, to contain a resource of 11.8 million tons grading 0.060 ounces of gold per ton, with a waste-to-ore stripping ratio of 8.3:1. IMC estimated the Lucas gold deposit, within the boundaries of a conceptual open pit, to contain a resource of 7.6 million tons grading 0.043 ounces of gold per ton and 0.22% copper, with a stripping ratio of 2.2:1. The historical figures presented herein are not NI 43-101 compliant. They should not be relied upon and Santa Fe Gold does not treat them as current mineral resources or mineral reserves as defined in sections 1.2 and 1.3 of NI 43-101. Santa Fe has reviewed the reports describing the historical work conducted and believes the work to have been carried out in a professional manner and to be both relevant and reliable, however has not independently verified the work and a qualified person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves. IMC classified the majority of the resources in the two pits as “Proven and Probable”, using indicator kriging as the estimation method, and the remaining as “Possible”, using polygonal calculation. Santa Fe believes IMC’s resource classifications of “Proven and Probable” and “Possible” correspond approximately to the NI 43-101 section 1.2 resource definitions of “Measured and Indicated” and “Inferred”, respectively. Reserves have not been established on the Ortiz deposits, and under SEC Guideline 7, all of the mineralization described above as a “resource” more properly should be referred to as “mineralized material”.

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

     The historical resource figures presented herein and the MAG December 2005 Scoping Study are not NI 43-101 compliant. They should not be relied upon and Santa Fe does not treat the resources as current mineral resources or mineral reserves as defined in sections 1.2 and 1.3 of NI 43-101. Santa Fe Gold has reviewed the reports describing the historical work conducted and believes the work to have been carried out in a professional manner, however the LAC-Pegasus Joint Venture calculated resources using a polygonal method and results show significantly lower grades as compared to those in IMC’s study described above, which employed indicator kriging. As the IMC methodology may provide more accurate resource estimations, the LAC-Pegasus Joint Venture estimate may not be relevant or reliable. Santa Fe Gold has not independently verified the work and a qualified person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves. The LAC-Pegasus Joint Venture classified the majority of the resources in the two pits as “Proven and Probable”, and the remaining as “Possible”, using a polygonal method. Santa Fe believes the resource classifications of “Proven and Probable” and “Possible” correspond approximately to the NI 43-101 section 1.2 resource definition of “Measured and Indicated” and “Inferred”, respectively.

     Permitting

     Mining and processing operations at the Ortiz gold property would require permits from the state and federal governments and also would be subject to county regulations. We have not applied for or obtained such permits, which require the completion of additional technical, environmental and other work. We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, any timetable and business plan for development and mining of the Ortiz gold property could be adversely affected.

     Work Program

     Over the next 12 months, we plan to conduct additional studies necessary to advance the Ortiz project. The work planned includes carrying out a NI43-101 report and preliminary economic assessment of the Carache and Lucas gold deposits. The study will include bringing current the historical resources from previous drilling, additional metallurgical testing, and redesign of open pits. We plan also to proceed with surface access agreements and to begin baseline environmental surveys. Results from these studies will form the basis for further evaluation of development options. We expect this work to form a sound basis upon which to formulate plans and budgets for advancement of the Carache and Lucas gold deposits.

     We also plan to continue evaluation of the large 66 square mile area under lease for its exploration potential for new discoveries of gold and copper deposits. In this regard, we will continue to utilize the large quantity of existing geological, geochemical, geophysical and drilling data.

     We have budgeted $500,000 for the work to be carried out over the next 12 months.

Black Canyon Mica Project

     Overview

     Santa Fe acquired the Black Canyon mica project in 1999 and spent $15 million in establishing mining and processing facilities at the mine site north of Phoenix, Arizona, and at a separate processing plant in Glendale, Arizona. In 2002, we commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and commercial sales. However, design capacity of the processing facilities was not achieved due to undercapitalization. In November 2002, after unsuccessful attempts to raise the additional capital necessary to expand plant capacity in order to reach design capacity and to provide working capital, we suspended crushing and concentrating activities at the Black Canyon mica mine. After the suspension of operations, limited production, marketing and sales continued through 2005 at the Glendale mica processing facility using inventoried mica. Subsequently, we removed the processing equipment from the Glendale plant and Black Canyon mine and placed it into storage.

     While it operated on a test basis in 2002, the project achieved limited production and commercial sales. The operation was successful in achieving two important objectives. First, it demonstrated the facilities were capable of producing the planned range of products. Second, it validated the high quality and market acceptability of the two main product lines, namely high-end wet-ground mica, targeted for high value applications in the plastics and cosmetic industries; and feldspathic sand, targeted for the Phoenix construction and recreational markets.

     In 2003-2005, Santa Fe sold, from inventory, limited quantities of its engineered mica-filled plastic pellets and mica powders to a number of companies, including Dupont Canada and Revlon. The commercial orders to Dupont followed a program of testing and product development conducted jointly with Dupont. Dupont used Santa Fe Gold’s plastic pellets in its own formulations to produce plastic end products that it supplied to the automotive industry. Santa Fe Gold also supplied its high quality mica powder to the cosmetic industry through distributors, with Revlon as one of the important customers.

     In 2003, we sold our entire inventory of feldspathic sand to customers in the Phoenix area.

     Santa Fe is seeking a joint venture partner to contribute new funding in the amount of $10.0 million to reinstall the mica processing equipment at a new location, to upgrade and expand the mining facilities in order to reach planned capacity and to provide working capital. These expansions are required in order to achieve the higher throughput necessary for sustained economic operation.

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
10
Glendale Plant
Agua Fria River
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

     In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $11,000. We have paid the required fees for the 2011 and 2012 assessment years (September 1, 2010 through August 31, 2012).

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

     Permits

     In 1999, we obtained approval for the Black Canyon Plan of Operations from the Bureau of Land Management and the State of Arizona. An Environmental Assessment, Clean Water Act Permit and Air Quality Procedures were all approved. An Aquifer Protection Permit was not required because processing operations at the mine site did not propose the use of water. We have completed reclamation of the mining site as required under the Plan of Operations.

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

     Feldspathic Sand

     Our feldspathic sand was produced as a by-product of mica concentration and was screened and sized for sale into the Phoenix construction and recreational markets. Products included golf course bunker sand and sand used in stucco, mortar and other specialized construction applications. The project is designed to produce 180,000 tons of feldspathic sand products annually. The demand for manufactured sand in the Phoenix construction market has decreased significantly in recent years because of the collapse in the housing market.

     Sand producers in California and Nevada supply sand to the Phoenix manufactured sand market. Because the material has to be trucked long distances in order to reach Phoenix, trucking costs are significant and constitute a substantial proportion of the final selling price. The location of our Black Canyon mine only 30 miles from Phoenix may provide a transportation cost advantage over competitors who import sand into Arizona.

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

Planet Micaceous Iron Oxide (“MIO”) Project

     Overview

     In 2002, Santa Fe leased the Planet property for its potential to produce micaceous iron oxide (“MIO”). In August 2008, we exercised our option to purchase the property. The Planet property consists of thirty-one patented mining claims totaling 523 acres located in western Arizona.

     MIO is an uncommon flake-like form of crystalline hematite (Fe2O3) valued for the anti-corrosive properties it contributes to coatings formulated to protect structural steelwork. MIO is an increasingly recognized eco-friendly base pigment used in coating systems on many of the world’s largest bridges, oil rigs, production platforms, transmission towers, pipelines, industrial plants and superstructures.

     Results of work to date indicate the Planet property contains an exceptional MIO deposit, one of the largest deposits of its kind in the world and unique to North America. It contains both high grade and large tonnage. The deposit appears to have the characteristics necessary to produce MIO from open pit mining at a relatively low production cost as compared to commercial operations currently in production. Metallurgical work suggests that a high quality MIO product can be successfully produced. For these reasons, we believe the project appears to exhibit significant potential for eventual production. As is characteristic of industrial mineral operations, marketing would play a critical role in the success of any new MIO operation and is identified as an important factor for successful development.

     As the work to date has yielded encouraging results, we plan to continue pre-feasibility assessment of the Planet project

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

     Electric power, water and other infrastructure are readily available at industrial sites in Parker. Fabrication and construction services, and a wide range of commercial and support services also are available in Parker and other nearby communities. The labor force required for a plant operation could be sourced locally.

Figure X.4

Claim Boundary Map

N
Lake Havasu
MOHAVE COUNTY
Bill
Williams
River
Planet Property
LA PAZ COUNTY
CALIFORNIA
River
ARIZONA
Road
Well
Colorado
PARKER
Osborne
95
Swansea
Road
72
BOUSE
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON
0
2
4
8
Miles

LOCATION - PLANET PROPERTY

     Mineral Title

     The property consists of thirty-one patented mining claims totaling 523 acres, comprising an area 3,600 feet wide by 8,000 feet long. We leased the property, with an option to purchase, in September 2000 from the underlying owner, New Planet Copper Mining Company, for its potential to produce MIO. In 2008, in settlement of a dispute with the owner, we agreed to exercise our option to purchase the property for the purchase price of $250,000. We paid an initial purchase payment of $50,000 in 2008 and payments of principal and interest of $63,094 each in 2009, 2010 and 2011. One payment of $63,094 remains to be paid in 2012. There also is provision for a 5% royalty to be paid on any future production.

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

     Work Completed

     Work completed since acquisition of the project includes recovery and surveying of the U. S. Bureau of Mines drill holes from 1942-1944; aerial photography and production of orthophotographs and topographic base maps; compilation of a comprehensive digital database and construction of a computerized block model incorporating all geological, geochemical and assay data; estimations of tonnage and grades of mineralized material containing iron oxide; design of conceptual open pits; preliminary metallurgical testing of MIO material; studies of MIO markets; and conduct of scoping studies to assess the project’s potential for production.

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

     The U. S. Bureau of Mines and Santa Fe each estimated the quantities and grades of mineralized material containing iron oxide at the Planet deposit. In 1945, the Bureau of Mines estimated the deposit contained 1.4 million tons averaging 60 percent iron (85.8% Fe2O3). The Bureau based this estimation on work it had carried out during 1942-1944, including drilling of twelve churn holes aggregating 3,742 feet, and ten diamond holes totaling 569 feet; and mapping, surveying, and sampling of surface outcrops and underground workings.

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

     The United States uses only a relatively small amount of MIO pigment as compared to other regions of the world. Lack of a domestic source of MIO has forced U. S. paint manufacturers to depend on imports and has restricted market expansion for MIO. The Planet project, if developed, would establish a domestic source of MIO pigment.

     Historically, domestic paint manufactures have used zinc, rather than MIO, in anti-corrosion coatings of structural steelwork. However, underlying economic and environmental factors could result in a shift in usage to MIO. Increases in zinc prices, we believe, could create a competitive price advantage for MIO. In addition, MIO is non-toxic to the environment, another advantage that can be expected to grow in future importance.

Lordsburg Exploration Project

     In June 2010 we commenced an exploration program on our extensive ground holdings in the Lordsburg (Virginia) Mining District, where we control approximately 1,500 acres of prospective ground, the majority of which is comprised of patented mining claims that we own, and the remainder patented and unpatented mining claims that we lease. To date we have completed an aerial mapping survey covering 30 square miles, carried out data compilation, conducted detailed geologic mapping and sampling, and conducted a geophysical survey. This work has been successful in identifying promising exploration targets, which we plan to drill. Recorded historic production from the Lordsburg Mining District, at today’s metal prices, has exceeded $1.0 billion in copper, gold and silver. The majority of this historic production came from mines on ground that we now control. We are conducting the Lordsburg exploration program pursuant to our long term strategy of finding sources of ore to augment ore from the Summit silver-gold mine, in order to fully utilize the excess capacity of the Banner mill.

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

     On August 31, 2011, we filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with OMI’s purported termination of our exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico and OMI’s demand for significant additional consideration to allow the lease to continue. The Complaint alleges several causes of action, including breach of contract and breach of the covenant of good faith and fair dealing. The Complaint seeks both declaratory and injunctive relief. We believe OMI’s purported termination of the Lease was wrongful and intend to vigorously prosecute legal claims to enforce our rights under the Lease and recover all applicable damages.

     Except for the Complaint filed against Ortiz Mines, Inc., we are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceedings are threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

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

Quarter ended	OTCBB
	(U.S. $)
2009	HIGH	LOW
09/30/09	$1.30	$0.90
12/31/09	$1.74	$1.07

2010	HIGH	LOW
3/31/10	$1.70	$0.91
6/30/10	1.08	0.77
9/30/10	1.24	0.77
12/31/10	$1.38	$0.85

2011	HIGH	LOW
3/31/11	$1.30	$0.82
6/30/11	$1.38	$0.86

     We were delinquent in the filing of our financial statements for the year ended June 30, 2003, and consequently the Securities Commissions of Ontario and British Columbia issued cease trade orders for trading of our common stock by Canadian residents, which cease trade orders are still in effect. We believe approximately 1.3% of our common stock is held by Canadian residents as recorded on March 28, 2011. We are attempting to bring the Company in compliance with filing requirements on the Canadian SEDAR system and to have the cease trade orders revoked.

Holders of Common Equity

     As of September 12, 2011, there were 94,794,412 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $0.90 and $0.86, respectively, and we had 775 holders of record of our common stock.

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

     The following graph compares the performance of Santa Fe Gold Corporation with the performance of the S&P BMI Gold & Precious Metal Index, and a Peer Group (New ) of companies with comparable market capitalizations. The Peer Group (Old) represents companies with larger market capitalizations. The graph represents monthly index levels derived from compounded daily returns that include all dividends. The indexes are re-weighted daily, using the market capitalization on the previous trading day. The index level for all series was set to $100.00 on June 30, 2006.

Recent Sales of Unregistered Securities

     None.

ITEM 6.	SELECTED FINANCIAL DATA

     The following selected financial data sets forth our summary historical financial data as of and for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
Operating Data:
Net loss from operations	$(4,269,128)	$(3,366,595)	$(3,620,726)	$(1,975,968)	$(1,786,492)
Other income	(347,965)	2,157,241	(1,914,870)	(2,447,624)	2,132,471
Net income (loss)	(4,617,093)	(1,209,354)	(5,535,596)	(4,423,592)	345,979
Basic & diluted income (loss) per share	$(0.05)	$(0.01)	$(0.07)	$(0.06)	$0.01
Diluted income per share	$--	$--	$--	$--	$0.02
Weighted average shares - basic	93,249,081	87,639,127	76,989,929	74,260,393	67,441,641
Weighted average shares - diluted	93,249,081	87,639,127	76,989,929	74,260,393	75,243,252

Balance Sheet Data:
Cash and cash equivalents	$172,531	$5,540,130	$509,846	$3,255,754	$639,852
Total current assets	2,955,038	5,807,338	660,097	3,358,281	846,066
Property and equipment, net	13,104,215	3,790,215	3,848,292	1,915,151	1,320,463
Other assets & mineral properties	11,158,137	17,803,281	12,262,914	3,571,765	1,725,341
Total assets	$27,217,390	$27,400,834	$16,771,303	$8,845,197	$3,891,870

Current liabilities	$16,069,339	$11,213,275	$4,512,400	$4,080,786	$3,780,006
Long-term obligations	11,685,501	14,249,216	15,144,800	5,995,212	75,309
Shareholders’ equity (deficit)	(537,450)	1,938,343	(2,885,897)	(1,230,801)	36,555
Total liabilities and shareholders’ equity (deficit)	$27,217,390	$27,400,834	$16,771,303	$8,845,197	$3,891,870

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     During our current fiscal year ended June 30, 2011, we generated sales of $6,440,897 and incurred a net loss of $4,617,093. Prior to our current fiscal year, we had received no substantial revenue from the production of gold or other metals since our inception, and historically relied on equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $1,209,354 and $5,535,596 for the fiscal years ended June 30, 2010 and 2009, respectively. In order to fund operations in the fiscal years ended June 30, 2011, 2010 and 2009, we relied on proceeds from the sale of gold and silver products aggregating $6,761,042, equipment sales aggregating $99,584, proceeds received under the private placement sale in December 2007 of senior secured convertible debentures aggregating $8,150,000, aggregate proceeds of $2,601,004 from the private placement sales of stock, financing of $4,000,000 in September 2009 relating to a gold sale agreement, a registered direct sale of equity of $10,000,000 in January 2010, and proceeds received from notes payable of $290,068.

     In August 2011, we secured a $5.0 million Senior Secured Loan, bearing interest at fifteen percent (15%) per annum, payable monthly in arrears and maturing upon the six month anniversary of the closing date. We received net proceeds of $4,555,000 after deducting placement agent fees and other offering expenses. We will use the net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project.

     In December 2010, we sold $2.0 million of securities to three institutional investors under a prospectus supplement filed with the Securities and Exchange Commission in connection with a take down from our shelf registration statement made on Form S-3. We received net proceeds of $1,864,001 after deducting placement agent fees and other offering expenses. Proceeds were used for on-going development of the Summit mine, support of other projects and general working capital.

     In January 2010, we sold $10.0 million of securities to institutional investors in a registered direct offering pursuant to an S-3 Registration Statement. We received net proceeds of $9,375,000 after deducting placement agent fees and other offering expenses. Proceeds were used for on-going development of the Summit mine, support of other projects and general working capital.

     In September 2009, we entered into a sale agreement for a portion of our gold production from the Summit mine. The agreement provided for an upfront cash payment of $4.0 million and ongoing production payments equal to the lesser of $400 per ounce and the prevailing market price, for each ounce of gold delivered pursuant to the agreement. Proceeds were used for on-going development of the Summit mine, completion of construction of the Banner mill processing facilities and general working capital.

     In December 2007, we secured placement of $13.5 million of senior secured convertible debentures. Proceeds from the debentures were used primarily for the development of the Summit project. The debentures were issued in accordance with a pre-determined funding schedule. The term of the debentures is 60 months. In fiscal 2009 we received advances aggregating $8,150,000, bringing the total received to $13,500,000 since inception. The remainder of the proceeds of the fiscal 2011, 2010 and 2009 financing transactions was utilized as general working capital.

     In September 2010, we signed a non-binding Memorandum of Understanding (“MOU”) with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which we will acquire all the outstanding shares of common stock of Columbus Silver in exchange for shares of our common stock. The contemplated business combination by way of a Plan of Arrangement is subject to Canadian court approval. In January 2011, in connection with MOU, we loaned Columbus Silver $200,000 with an annual interest rate of four percent (4%) and principal and accrued interest due and payable on December 31, 2012. In April 2011 we announced our continuing efforts to obtain a revocation of the cease trade orders issued against us by the British Columbia and Ontario Securities Commissions in 2003 after we did not make required Canadian regulatory filings.

     On September 6, 2011, we entered into a Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which we have conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction currently valued at Cdn $9,977,285. Until closing of the transaction, Santa Fe has agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of December 2011 totals $513,716.

     The Memorandum of Understanding entered into on September 6, 2011 contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of Santa Fe and Columbus Silver, stock exchange and regulatory approvals, Columbus Silver shareholder approval and Santa Fe’s commitment of the required funding. If Santa Fe does not notify Columbus Silver by November 30, 2011 that it has obtained a firm commitment for the required funding, Columbus Silver will have the option to terminate the acquisition. On September 8, 2011, in relation to the transaction with Columbus Silver, we filed a Current Report on Form 8-K.

     The results of operations for the fiscal years ended June 30, 2011, 2010 and 2009 reflect a continuing under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full production and profitability. We expect results of operations similar to those in fiscal 2011 and 2010 to continue in the foreseeable future, and do not expect them to change significantly until such time as profitable production is achieved at our Summit mine and/or additional capital and/or debt facilities are secured. There is significant uncertainty in our Summit estimates of both future costs and future revenues, and we may require additional capital resources to complete our plans.

     We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings in the future.

     We anticipate a need for at least $25.0 million over the next 12 months, and $38.0 million over the next 36 months in order to satisfy past commitments, pay corporate overhead costs, complete Summit development, and fund acquisitions, feasibility studies and exploration programs as discussed under the Liquidity and Capital Resources section of this report. A portion of the required funding may be generated from cash flows from our Summit mine. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding can be secured on a basis acceptable to us.

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

     We have a total accumulated deficit of $59,746,543 at June 30, 2011. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Liquidity and Capital Resources; Plan of Operation

     As of June 30, 2011, we had cash and cash equivalents of $172,531 as compared to $5,540,130 at June 30, 2010. As of June 30, 2011, we had a working capital deficit of $13,114,301, which is mainly attributable to the current portion of our non-cash derivative instrument liabilities of $8,973,066 and the current portion of deferred revenue of $3,611,266.

     On January 11, 2011, we announced a contract with ASARCO LLC (“Asarco”) to sell 12,000 tons of siliceous flux material for delivery during 201l. The contract was valued at up to $4.0 million. The siliceous flux is shipped to Asarco’s smelter in Hayden, Arizona. The flux material is processed for precious metals recovery and we are paid for the contained silver and gold less customary charges. The sales agreement was reached following a successful smelting trial of an initial 1,000 tons of siliceous flux shipped to Asarco in 2010. Sale of siliceous flux material involves direct shipment of Summit ore with only minimal processing required.

     On December 23, 2010, we announced a contract with Aurubis AG (“Aurubis”), Europe’s largest copper and precious metals smelter, to sell approximately 240 tons of high-value precious metals concentrates for delivery during 2011. The contract was valued at approximately $9.0 million. The sales agreement was reached following a successful smelting trial of an initial 20 tons of concentrate shipped to Aurubis in 2010. The concentrates are produced at our Lordsburg flotation mill from ore mined at the Summit mine.

     On December 30, 2010, we sold common stock to three institutional investors pursuant to the Company’s shelf registration statement on Form S-3. The shares were sold at $1.20 per share and gross cash proceeds aggregated $2,000,001. Placement agent fees of $136,000 were paid on the offering. We issued 833,334 five-year warrants giving the holders the right to purchase common stock at $1.50 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. In connection with the registered direct offering, we issued 100,000 warrants to the placement agent, exercisable at $1.50 per share.

     On January 20, 2010 we entered into definitive agreements with 23 institutional investors to purchase $10.0 million of securities in a registered direct offering. We received net proceeds of $9,375,000 after deducting placement agent fees and other offering expenses. The securities were offered pursuant to an effective S-3 Registration Statement. The Company sold to the investors an aggregate of 7,692,310 shares of its common stock, and warrants to purchase up to 3,846,155 additional shares of common stock. Each unit, consisting of one share of common stock and one-half of a warrant to purchase a share of common stock, was sold for a purchase price of $1.30. The warrants to purchase additional shares are exercisable at $1.70 per share and have a term of 5 years.

     On January 15, 2010, a warrant holder exercised 60,000 warrants with an exercise price of $1.25 per share to purchase shares of the Company’s common stock and the Company received cash proceeds of $75,000.

     On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. We will receive credit against the $4.0 million upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

     On March 29, 2011, the Company entered into Amendment 1 for the definitive gold sale agreement with Sandstorm. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold is to be made prior to June 30, 2011.

     On June 28, 2011, the Company entered into Amendment 2 for the definitive gold sale agreement with Sandstorm. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $773,850 based upon the closing gold price on June 30, 2011. The Company will mark to market the accrued liability on the delivery date of the additional ounces based upon the closing gold price on such date.

     On August 6, 2009, the Company issued 100,000 shares of the Company’s stock in a private placement. The shares were valued at $1.06 per share for total proceeds of $106,000. As part of the private placement the Company also issued 50,000 warrants with an exercise price of $1.06 and an expiration of 5 years.

     On July 27, 2009, the Company issued 94,339 shares of the Company’s stock in a private placement. The shares were valued at $1.06 per share for total proceeds of $100,000. As part of the private placement the Company also issued 47,169 warrants with an exercise price of $1.06 per share and an expiration of 5 years.

     On June 22, 2009, the Company issued 283,019 shares of the Company’s stock in a private placement. The shares were valued at $1.06 per share for total proceeds of $300,000. As part of the private placement the Company also issued 141,510 warrants with an exercise price of $1.06 and an expiration of 5 years.

     On December 21, 2007, we entered into a definitive agreement for the placement with a single investor of senior secured convertible debentures in the amount of $13,500,000. Proceeds from the debentures were used primarily for the development of the Summit project. The debentures were issued in accordance with a pre-determined funding schedule and the term of the debentures is 60 months. In fiscal 2009, we received advances aggregating $8,150,000, bringing the total received to $13,500,000 since inception.

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

     Prior to our current fiscal year ended June 30, 2011, we have not generated any significant revenues from operations and have incurred significant operating losses. At June 30, 2011, we have an accumulated (deficit) of $59,746,543. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of operating funds provided during our fiscal year 2011 was from the sales of our gold and silver products aggregating $6,440,897 and from the sale of equity. We anticipate that our operations through fiscal 2012 will be funded from increased revenues from the ramp up to full production at our Summit project resulting increased sales of our gold and silver products. Additional funding may come from the sale of our securities; exercise of certain options and warrants; and/or through project related debt or equity financings. While we believe we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease future development operations altogether.

     We have developed a plan to place the Company on a strong financial footing. Important elements of the plan include continued procurement of interim funding to provide for deployment of operations on our various property sites, and final stage development of our Summit property and the commencement of profitable production. During fiscal years 2007-2011, we secured a substantial portion of the funding necessary to place our Summit property into production. If we are able to secure additional required financing on acceptable terms, we believe we will be in a position to deploy our business plan and to achieve commercial production in Q4 of calendar 2011.

     We are continuing to seek funding to advance our business plan and strategies. We require funds to meet our corporate commitments, to complete Summit development, to make acquisitions, to continue feasibility studies on our mineral properties and to initiate exploration programs.. A portion of the funds required may be generated from our Summit mine. We project the need for a minimum of $25.0 million over the next 12 months, and $38.0 million over the next 36 months, estimated as follows:

	Next 12 Months	Next 36 Months
Completion of Summit development	$5,000,000	$8,000,000
Exploration programs and feasibility studies	3,000,000	10,000,000
Acquisitions	11,000,000	11,000,000
Corporate overhead and related expenses	1,000,000	4,000,000
General working capital	5,000,000	5,000,000
Total funding requirements	$25,000,000	$38,000,000

     This projection assumes that we will be able to service our current debt and lease commitments whereby interest, principal and lease payments will be paid from future project revenues or are refinanced or are paid with equity financial instruments.

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

Results of Operations

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

     Sales

     Sales increased to $6,440,897 in fiscal year 2011 from $320,145 in fiscal year 2010, an increase of $6,120,752. The increase in was comprised of precious metals sales of concentrate, flux material, and refined gold. Concentrate sales for fiscal year 2011, were $3,907,364, as compared to $-0- for fiscal year 2010, an increase of $3,907,364, while flux material sales were $1,997,276 for fiscal year 2011, as compared to $320,145 for fiscal year 2010, an increase of $1,677,131. Sales of refined gold increased to $536,257 for fiscal year 2011, as compared to $-0- for fiscal year 2010, the increase resulting from the delivery of refined gold commencing in accordance with the definitive gold sales agreement entered into on September 11, 2009.

     Costs Applicable to Sales

     Costs applicable to sales generated during fiscal year 2011, were $3,317,914, comprised of $1,521,400 for concentrate and flux material, and $1,796,514 related to sales of refined gold. No costs were attributable to sales for our fiscal year 2010. The increase of $1,796,514 for sales of refined gold includes a non-recurring accrual of $773,850 related to Amendment 1 of the definitive gold sales agreement for the extension of the completion guarantee date.

     Exploration and Mine and Mill Start Up Costs

     Exploration and mine and mill start up costs increased in fiscal year 2011 to $2,147,511 from $1,004,256 in fiscal year 2010. The increase of $1,143,255 is mainly attributable to increased non-capitalized costs incurred on the Summit project., including deployment of the mill into operations with increasing through put, continued development of the Summit mine and wrap up towards full production. Major components of increased costs were labor burden of $185,333; operating supplies and general expenses of $138,552; vehicle operating costs of $46,560; repairs and maintenance of $96,531; property and resource taxes of $101,387; royalty fees of $536,089; and exploration costs of $220,395. Significant decreased expense components offsetting these increases were utilities of $47,753 which were allocated to cost sales in fiscal year 2011; property, casualty and liability insurance of $18,020; relocation costs of $69,792 and land lease payments of $11,041

     General and Administrative

     General and administrative increased to $2,921,864 in fiscal year 2011, from $2,204,724 for fiscal year 2010, an increase of $717,140. Major components of the increased costs are comprised of labor burden of $103,843; employee stock compensation of $369,259; investor relations of $101,435; costs associated with options of $200,557; corporate filing fees of $20,953; director fees of $55,000; corporate meetings of $33,004; travel and entertainment of $49,693 and office operating costs aggregating $30,476. Major components of decreased costs offsetting the increases were auditing, accounting and related compliance fees of $82,861; commissions of $12,097 and consulting fees of $142,245. The decreased auditing, accounting and related compliance fees are a result of an over accrual of approximately $30,000 related to prior audit fees recognized in fiscal year 2010, and reduced fees incurred on other special projects. The decrease in consulting fees is mainly attributable to $131,359 related to the termination of a consulting agreement for the discontinued Pilar project in Mexico.

     Stock-Based Compensation

     Stock-based compensation included in General and Administrative in fiscal year 2011 increased to $1,010,081 from $717,547 in fiscal year 2010, an increase of $292,534. The increase in the current fiscal year is attributable to increased costs recognized on stock grants to employees of $202,426; amortized costs associated with options of $200,556 and a reduction of amortized costs associated with stock issued for services aggregating $110,448.

     Depreciation and Amortization

     Depreciation and amortization during the current fiscal year 2011 increased to $2,322,736 as compared to $477,760 for the comparable fiscal year 2010, an increase of $1,844,976. The increase is directly attributable to the deployment of the Summit mine project and Banner mill project and related capitalized equipment costs put into service during fiscal year 2011 and 2010.

     Other Income and Expense

     Other income and (expense) for fiscal year 2011 were $(347,965) as compared to $2,157,241 for fiscal 2010, a decrease of $2,505,206. The increase in other expense incurred in the current fiscal year is mainly attributable to a decrease in a gain on derivative instrument liabilities of $1,642,986; an increase in accretion of discounts on notes payable of $223,651 and an increase of interest expense of $633,098.

     The increase in interest expense was due primarily to the fact that the portion of interest expense on the debentures related to the construction of the mill facilities was previously capitalized. In July 2010 based upon the commissioning of the mill proceeding satisfactorily over the previous quarter, the mill facilities were placed into service and the capitalization of interest expense related to the mill construction ceased, contributing $658,213 in interest expense to the current fiscal year.

     Gain (loss) on Derivative Financial Instruments

     We recognized a non-cash gain on derivative instruments liabilities of $1,652,961 for fiscal year 2011, as compared to a gain of $3,295,947 for the prior fiscal comparable year 2010, a reduction of $1,642,986. The non-cash gain arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and warrants issued in connection with debt and equity placements. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative gain in fiscal 2011 is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of these derivatives. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

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

     General and Administrative

     General and administrative decreased to $2,204,724 in fiscal year 2010, from $2,737,671 for fiscal year 2009, a decrease of $532,947. Major components of the decreased costs consist of labor burden of $14,282; employee stock compensation of $415,074; investor relations of $135,682; costs associated with options of $135,428 and finance costs of $214,135. Major components of increased costs were office operating costs of $18,052; auditing and related compliance fees of $84,067; legal costs of $117,116 and consulting fees of $148,948. The increased auditing and related compliance fees are comprised of approximately $19,000 of prior year audit fees recognized in fiscal 2010, professional fees approximating $21,000 relating to derivative work and the implementation of SOX requirements, and increased audit and 10-K accrued fees of $40,000 due to increased SEC audit requirements referencing internal control procedures. The increase in legal fees is a result of multiple financing agreements, including a private placement of common stock. Consulting fees increased in fiscal 2010 due to the recognition of the remaining consulting fees in the current year on the abandoned Pilar project, aggregating $131,359.

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

     Other Income and Expense

     Other income and (expense) for fiscal year 2010 were $2,157,241 as compared to $(1,914,870) for fiscal 2009, an increase of $4,072,111. The increase in other income incurred in the current fiscal year is mainly attributable to decreases in expenses relating to interest expense of $113,204; accretion of discounts on notes payable of $376,840 and increased gain on derivative instruments liability of $3,810,303. These increases in other income were offset by a reduction in relief of debt of $90,967; and a decrease in interest and miscellaneous income aggregating $127,208.

     Gain (Loss) on Derivative Financial Instruments

     We recognized a gain on derivative instruments liabilities of $3,295,947 for fiscal year 2010, as compared to a loss of $514,356 for the prior fiscal comparable year 2009. The non-cash gain arose from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and warrants issued in connection with debt and equity placements. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain in fiscal 2010 is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of these derivatives. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

Off-Balance Sheet Arrangements

     As of and subsequent to June 30, 2011, we have no off-balance sheet arrangements.

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

     Our significant accounting policies are described in the audited consolidated financial statements and notes thereto included in NOTE 2. We believe our most critical accounting policies relate to asset retirement obligations, estimates utilized, impairment of assets, revenue recognition, depreciation of plant and equipment, and derivative instruments.

     Reclamation Costs

     The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. At June 30, 2011, we have made a provision for an asset retirement obligation for the Summit mine and Banner mill sites aggregating $149,236. The projected required asset retirement obligation at settlement value is $230,716 and the accretion of the discounted liability will be recognized quarterly through December 2016.

     Prior to the current fiscal operating year, we had accrued $84,059 for reclamation on the ground site work at the Mica project. The asset retirement obligation associated with the Mica project consists of reclamation of disturbed property, all of which has been completed, and we have written this liability down to zero at June 30, 2011.

     As of June 30, 2011, pursuant to regulatory requirements, we maintained the following restricted assets associated with reclamation costs for the Black Canyon property: $50,000 held on deposit on behalf of the Arizona State Treasurer in a one-year automatically renewable short-term investment; and $128,658 held on deposit on behalf of the U.S. Bureau of Land Management. We are currently pursuing the release of these funds as the reclamation on this site has been completed.

     Additionally as of June 30, 2010, we maintained restricted assets of $230,716 held on deposit on behalf of the New Mexico Energy, Minerals and Natural Resources Department associated with reclamation costs for the Summit property.

     For each of these properties the amounts will be held until all conditions of the corresponding reclamation agreement have been fulfilled.

     Estimates

     The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We routinely make judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the consolidated financial statements include the identification and valuation of proven and probable reserves, obligations for environmental, reclamation, and closure matters, valuation of derivative instruments, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financials statements in the period it is determined to be necessary. Actual results could differ from these estimates.

     Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2011, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

     Revenue Recognition

     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to the buyer’s account, the price is fixed or determinable, no related obligations remain and collectability is probable.

     Sales of all metals products sold directly to the Company’s metals buyers, including by-product metals, are recorded as revenues upon a buyer either taking physical delivery of the metals product in the case of siliceous flux material or upon the buyer receiving all required documentation necessary to take physical delivery of the metals product in the case of concentrate (generally at the time the product is loaded onto a shipping vessel at the originating port and the bill of lading is generated).

     Revenues for metals products are recorded at current market prices at the time of delivery and are subsequently adjusted to the current market prices existing at the end of each reporting period. Due to the period of time existing between delivery and final settlement with the buyer, we must estimate the prices at which sales of our metals will be settled. Changes in metals prices between delivery and final settlement will result in adjustments to revenues previously recorded.

     Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Charges are estimated upon shipment of product based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of product.

     Sales of refined gold related to the definitive gold sale agreement dated September 11, 2009 are recorded as revenues when the buyer takes delivery. The recorded revenues are final at that time. Due to the nature of the definitive gold sale agreement an obligation exists for the delivery of refined gold concurrent with the delivery of other metals products. Consequently the associated costs to purchase refined gold are also recorded at the same time as the delivery of other metals products. The costs to purchase refined gold are recorded using the current market price upon delivery of the refined gold or upon accrual of the obligation if undelivered. If necessary the accrual for any unsettled deliveries of refined gold and the related costs to purchase such are adjusted to the current market price existing at the end of each reporting period until final delivery and adjustment occurs.

     Depreciation

     Land, buildings, plant, equipment and vehicles are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Depreciation is taken over the estimated useful lives of the assets, which may be limited to correspond with the life of the mine. Buildings are depreciated using the straight-line method over a period not to extend beyond 2016; the current estimated useful life of the mine. Equipment is also depreciated using the straight-line method over estimated useful lives of 2 to 7 years. Vehicles are depreciated using the straight-line method over an estimated useful life of 5 years.

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

Recent Accounting Pronouncements

     In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows, if any.

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

     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement note disclosures.

     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

Interest Rate Risk

     We had $14.2 million and $14.5 million of indebtedness under our credit facilities at June 30, 2011 and 2010, respectively. The annual interest rates on our credit facilities for our outstanding senior secured convertible notes are 7.0% on $13.5 million and 10.0% on $450,000. Interest rates on capital leases and other notes payable range from 5.3% to 10.0% . Additionally, we do not have any investment in debt instruments other than highly liquid cash equivalents. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

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

Commodity Price Risk

     We currently have only limited production but expect to produce increasing amounts of gold and silver in our fiscal year 2012. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011 and for the Years Ended
June 30, 2011, 2010 and 2009

SANTE FE GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Santa Fe Gold Corporation
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended June 30, 2011. We also have audited Santa Fe Gold Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Santa Fe Gold Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Gold Corporation as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Santa Fe Gold Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Denver, Colorado
September 13, 2011

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

     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective at a reasonable assurance level as of June 30, 2011.

The operating effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Stark Schenkein, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: September 13, 2011
	By:	/s/ W. Pierce Carson
W. Pierce Carson
President, Chief Executive Officer,
and Chief Financial Officer

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$172,531	$5,540,130
Accounts receivable	2,230,605	-
Inventory	175,578	-
Marketable securities	97,260	-
Prepaid expenses and other current assets	279,064	267,208
Total Current Assets	2,955,038	5,807,338
MINERAL PROPERTIES	579,000	579,000
PROPERTY, PLANT AND EQUIPMENT, net	13,104,215	3,790,215
OTHER ASSETS:
Construction in progress	8,427,113	15,177,362
Idle equipment, net	1,223,528	1,223,528
Note receivable and accrued interest	203,422	-
Restricted cash	410,374	410,374
Deferred financing costs	314,700	413,017
Total Other Assets	10,579,137	17,224,281
Total Assets	$27,217,390	$27,400,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,090,907	$458,098
Accrued liabilities	1,976,751	320,566
Derivative instrument liabilities	8,973,066	9,894,043
Current portion, notes payable	78,384	138,821
Current portion, capital leases	83,856	138,117
Deferred revenue, current portion	3,611,266	243,107
Accrued interest payable	255,109	20,523
Total Current Liabilities	16,069,339	11,213,275
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $2,498,065 and $3,761,569, respectively	11,001,935	9,738,431
Senior subordinated convertible notes payable, net of discount of $19,684 and $31,991, respectively	430,316	418,009
Notes payable, net of current portion	58,957	122,915
Capital leases, net of current portion	45,057	128,909
Deferred revenue, net of current portion	-	3,756,893
Asset retirement obligation	149,236	84,059
Total Liabilities	27,754,840	25,462,491
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 300,000,000 shares authorized; 94,744,412 and 93,059,568 shares issued and outstanding, respectively; Includes non-vested shares of 575,000 and 765,000, respectively	188,341	184,590
Additional paid in capital	59,021,550	56,883,203
Accumulated (deficit)	(59,746,543)	(55,129,450)
Accumulated other comprehensive (loss)	(798)	-
Total Stockholders' Equity (Deficit)	(537,450)	1,938,343
	$27,217,390	$27,400,834

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)

	For the Years Ended June 30,
	2011	2010	2009

SALES	$6,440,897	$320,145	$72,624

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	3,317,914	-	31,687
Exploration and mine and mill start up costs	2,147,511	1,004,256	641,230
General and administrative	2,921,864	2,204,724	2,737,671
Depreciation and amortization	2,322,736	477,760	279,012
Accretion of asset retirement obligation	-	-	3,750
	10,710,025	3,686,740	3,693,350

LOSS FROM OPERATIONS	(4,269,128)	(3,366,595)	(3,620,726)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	(3,572)	(3,978)
Interest income	11,645	16,410	85,178
Miscellaneous income	-	4,278	62,718
Foreign currency translation gain (loss)	-	-	10,467
Gain (loss) on derivative instrument liabilities	1,652,961	3,295,947	(514,356)
Relief of debt	-	-	90,967
Accretion of discounts on notes payable	(1,275,811)	(1,052,160)	(1,429,000)
Interest expense	(736,760)	(103,662)	(216,866)
	(347,965)	2,157,241	(1,914,870)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,617,093)	(1,209,354)	(5,535,596)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(4,617,093)	(1,209,354)	(5,535,596)

OTHER COMPREHENSIVE (LOSS)
Unrealized (loss) on marketable securities	(798)	-	-

NET COMPREHENSIVE (LOSS)	$(4,617,891)	$(1,209,354)	$(5,535,596)

Basic and Diluted Per Share data Net Loss - basic and diluted	$(0.05)	$(0.01)	$(0.07)

Weighted Average Common Shares Outstanding: Basic and diluted	93,249,081	87,639,127	76,989,929

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	(loss)	Total

Balance, June 30, 2008	75,473,510	$150,948	$46,060,115	$(47,441,864)	$-	$(1,230,801)

Shares issued for senior secured notes payable principal conversion	570,339	1,140	616,628	-	-	617,768
Shares issued for senior secured notes payable interest conversion	1,018,938	2,038	1,023,588	-	-	1,025,626
Shares issued for services	789,400	1,578	605,958	-	-	607,536
Shares issued for cashless exercise of options	4,180,906	8,362	(8,362)	-	-	-
Shares issued for subscription agreements	283,019	566	299,434	-	-	300,000
Recognized deferred stock compensation	-	-	474,986	-	-	474,986
Costs associated with issuance of options	-	-	469,063	-	-	469,063
Beneficial conversion feature on senior secured notes payable	-	-	589,521	-	-	589,521
Stock-based compensation for services reference shareholder stock loan allocated to prior periods			(204,000)	-	-	(204,000)
Net loss	-	-	-	(5,535,596)	-	(5,535,596)

Balance, June 30, 2009	82,316,112	164,632	49,926,931	(52,977,460)	-	(2,885,897)

Cumulative effect of change in accounting on derivative financial instruments	-	-	(1,439,258)	(942,636)	-	(2,381,894)
Balance, June 30, 2009 - Restated	82,316,112	164,632	48,487,673	(53,920,096)	-	(5,267,791)

Shares issued for settlement of accrued liability	1,162,500	2,325	197,675	-	-	200,000
Shares issued for cashless exercise of options and warrants	317,877	636	(636)	-	-	-
Shares issued for services and commissions	31,343	63	41,435	-	-	41,498
Shares issued for cash exercise of warrants	60,000	120	74,880	-	-	75,000
Shares issued for cash proceeds	7,905,517	15,812	10,210,191	-	-	10,226,003
Shares issued for conversion of note payable	18,219	36	18,183	-	-	18,219
Shares issued for conversion of accrued interest	483,000	966	482,034	-	-	483,000
Fees attributable to private placement	-	-	(625,000)	-	-	(625,000)
Private placement proceeds allocated to warrant derivative liability	-	-	(3,275,067)	-	-	(3,275,067)
Stock sale proceeds allocated to warrant derivative liability	-	-	(192,507)	-	-	(192,507)
Derivative instrument liability at exercise date	-	-	788,293	-	-	788,293
Recognized deferred stock compensation	-	-	342,415	-	-	342,415
Issuance of non-vested stock grants	765,000	-	-	-	-	-
Costs associated with issuance of options	-	-	333,634	-	-	333,634
Net loss	-	-	-	(1,209,354)	-	(1,209,354)

Balance, June 30, 2010	93,059,568	184,590	56,883,203	(55,129,450)	-	1,938,343
Shares issued for services	17,500	35	16,515	-	-	16,550
Issuance of vested stock grants	-	180	(180)	-	-	-
Cancellation of non-vested stock grants	(100,000)	-	-	-	-	-
Shares issued in private placement for cash proceeds	1,666,668	3,333	1,996,668	-	-	2,000,001
Private placement fees paid	-	-	(136,000)	-	-	(136,000)
Private placement proceeds allocated to warrant derivative	-	-	(731,984)	-	-	(731,984)
Shares issued for cashless exercise of options	100,676	203	(203)	-	-	-
Costs associated with issuance of options	-	-	534,191	-	-	534,191
Recognized deferred stock compensation	-	-	459,340	-	-	459,340
Mark to market on securities	-	-	-	-	(798)	(798)
Net loss	-	-	-	(4,617,093)	-	(4,617,093)
Balance, June 30, 2011	94,744,412	$188,341	$59,021,550	$(59,746,543)	$(798)	$(537,450)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,617,093)	$(1,209,354)	$(5,535,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,322,736	477,760	279,012
Stock-based compensation	1,010,081	717,547	1,347,585
Accretion of discount on notes payable	1,275,811	1,052,160	1,429,000
Accretion of asset retirement obligation	(84,059)	-	3,750
Relief of debt	-	-	(90,968)
Foreign currency translation (gain) loss	-	-	(10,467)
(Gain) Loss on derivative instrument liabilities	(1,652,961)	(3,295,947)	514,356
Gain on disposal of assets	-	3,572	3,978
Amortization of deferred financing costs	98,317	89,026	61,154
Net change in operating assets and liabilities:
Accounts receivable	(2,230,605)	-	-
Interest receivable	-	-	1,424
Inventory	(175,578)	-	-
Prepaid expenses and other current assets	(11,856)	(116,957)	(47,806)
Accounts payable and accrued liabilities	2,288,996	(649,991)	760,483
Deferred revenue	(388,734)	-	-
Accrued interest payable	234,584	(4,294)	5,377
Net Cash Used in Operating Activities	(1,930,361)	(2,936,478)	(1,278,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase to restricted cash	-	-	(227,826)
Proceeds from disposal of assets	-	31,400	68,184
Purchase of marketable securities	(98,058)	-	-
Notes receivable and accrued interest	(203,422)	-	-
Purchase of property, plant and equipment	(1,072,217)	(402,858)	(2,433,639)
Construction in progress	(3,665,034)	(4,893,365)	(6,910,737)
Net Cash Used in Investing Activities	(5,038,731)	(5,264,823)	(9,504,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	8,150,000
Proceeds from issuance of stock	2,000,001	10,301,003	300,000
Proceeds from notes payable	77,306	212,762	-
Proceeds from deferred revenue	-	4,000,000	-
Payment of private placement fees	(136,000)	(625,000)	-
Payments on notes payable	(201,701)	(238,369)	(74,095)
Payments on capital leases	(138,113)	(130,811)	(82,907)
Payments on line of credit	-	-	(11,400)
Payments on convertible debenture notes	-	-	(244,770)
Payment of financing costs	-	(288,000)	-
Net Cash Provided by Financing Activities	1,601,493	13,231,585	8,036,828
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,367,599)	5,030,284	(2,745,908)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,540,130	509,846	3,255,754
CASH AND CASH EQUIVALENTS, END OF YEAR	$172,531	$5,540,130	$509,846

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended June 30,
	2011	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$799,354	$521,642	$95,573
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of accrued interest	$-	$483,000	$1,025,626
Stock issued for conversion of senior secured convertible notes	$-	$-	$617,768
Stock issued for conversion of accrued liability	$-	$200,000	$-
Stock issued for conversion of note payable	$-	$18,219	$-
Equipment purchased with note payable	$-	$16,825	$94,613
Equipment purchased with capital leases	$-	$-	$480,744
Stock grants issued	$-	$765,000	$308,130
Stock issued for services	$16,550	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

     The Company commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, mill operations were expanded to two shifts per day, five days a week. The Company plans to ramp up production from the Summit mine and is currently ramping up to full production and in turn will increase throughput at the Banner mill. The Company anticipates the Summit project will achieve a commercial level production during the fourth quarter of the calendar year 2011.

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

     The Company has incurred a loss of $(4,617,093) for the fiscal year ended June 30, 2011, and has a total accumulated deficit of $(59,746,543) and a working capital deficit of $(13,114,301) at June 30, 2011, which includes non-cash derivative instrument liabilities aggregating $8,973,066. The Company began revenue generating operations during the current fiscal year through the sales of precious metals and flux material. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full production and profitable operations are achieved. The Company has no continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

     The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, Minera Sandia, S.A. de C.V., a Mexican corporation and Santa Fe Gold Barbados Corporation, a Barbados corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation, accruals, derivative instrument liabilities, taxes and contingencies, which are discussed in the respective notes to the financial statements.

Marketable Securities

     Marketable securities are classified as available for sale and classified as current assets as they are subject to use within one year. The marketable securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Inventory

     Inventory is carried at the lower of cost or net realizable value. Inventory classifications include stockpiled ore, in-process inventory, siliceous flux material and precious metals concentrate. Currently the stockpiled ore represents ore that is extracted from the mine and is waiting for processing. The ore currently is valued solely at the cost of transportation to the mill site as the Summit mine is still in process of ramping up to full production from the development stage. In-process inventory represents material that is currently being processed through the Banner mill. The in-process inventory is currently valued at stockpile ore costs plus applicable costs to crush the ore into mill feed. The siliceous flux material inventory and the precious metals concentrates awaiting shipment are valued at stockpile ore costs, plus allocated mill processing costs per ton based upon the processing requirements of the final product.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2011, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Accounts Receivable

     Accounts receivable consist of trade receivables from precious metals sales of concentrate, flux, and refined gold As of June 30, 2011, total accounts receivable by customer are 71% from Aurubis AG, (“Aurubis”), 26% from Asarco LLC (“Asarco”), and 3% from Sandstorm Gold, Ltd. (“Sandstorm”).

     In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payor source of revenue for the purpose of estimating the appropriate amounts of the allowance for doubtful accounts and the provision for bad debts. Data in each major payor source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of June 30, 2011.

Property, Plant and Equipment

     Assets comprising property, plant and equipment are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Depreciation is taken over the estimated useful lives of the assets, which may be limited to correspond with the life of the mine. Buildings are depreciated using the straight-line method over a period not to extend beyond 2016, the current estimated useful life of the mine. Equipment is also depreciated using the straight-line method over estimated useful lives of 2 to 7 years. Vehicles are depreciated using the straight-line method over an estimated useful life of 5 years.

Idle Equipment

     As of June 30, 2007, the Company obtained an independent appraisal of certain equipment. The appraisal indicated a net realizable value of approximately $1,541,500. During the year ended June 30, 2008, the Company transferred idle equipment at an appraisal value of $105,000 to the Banner mill site and upon the dismantling of the Black Canyon mica site, wrote off idle equipment aggregating a net book value of $125,000. During the year ended June 30, 2009, the Company sold related equipment with an appraised value of $53,000 for $45,000 in cash, realizing a loss on disposition of $8,000. During the year ended June 30, 2010, the Company sold related equipment with an appraised value of $34,972 for $31,400 in cash, realizing a loss on disposition of $3,572. There were no transactions involving idle equipment for the year ended June 30, 2011.

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

Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2011, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Reclamation Costs

     The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. At June 30, 2011, the Company has made a provision for an asset retirement obligation for the Summit mine and Banner mill sites aggregating $149,236. The projected required asset retirement obligation at settlement value is $230,716 and the accretion of the discounted liability will be recognized quarterly through December 2016.

     Prior to the current fiscal operating year, the Company accrued $84,059 for reclamation on the ground site work at the Mica project. The asset retirement obligation associated with the Mica project consists of reclamation of disturbed property, all of which has been completed and the Company has written this liability down to zero at June 30, 2011.

Revenue Recognition

     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to the buyer’s account, the price is fixed or determinable, no related obligations remain and collectability is probable.

     Sales of all metals products sold directly to the Company’s metals buyers, including by-product metals, are recorded as revenues upon a buyer either taking physical delivery of the metals product in the case of siliceous flux material or upon the buyer receiving all required documentation necessary to take physical delivery of the metals product in the case of concentrate (generally at the time the product is loaded onto a shipping vessel at the originating port and the bill of lading is generated).

Revenues for metals products are recorded at current market prices at the time of delivery and are subsequently adjusted to the current market prices existing at the end of each reporting period. Due to the period of time existing between delivery and final settlement with the buyer, we must estimate the prices at which sales of our metals will be settled. Changes in metals prices between delivery and final settlement will result in adjustments to revenues previously recorded.

     Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Charges are estimated upon shipment of product based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of product.

     Sales of refined gold related to the definitive gold sale agreement dated September 11, 2009 are recorded as revenues when the buyer takes delivery. The recorded revenues are final at that time. Due to the nature of the definitive gold sale agreement an obligation exists for the delivery of refined gold concurrent with the delivery of other metals products. Consequently the associated costs to purchase refined gold are also recorded at the same time as the delivery of other metals products. The costs to purchase refined gold are recorded using the current market price upon delivery of the refined gold or upon accrual of the obligation if undelivered. If necessary the accrual for any unsettled deliveries of refined gold and the related costs to purchase such are adjusted to the current market price existing at the end of each reporting period until final delivery and adjustment occurs.

Deferred Revenue

     Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash deposit of $4 million, plus it will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. The Company will also recognize the on-going production payments as revenue for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Current deferred revenue amounted to $ $3,611,266 at June 30, 2011.

Concentration of Credit Risk

     For the year ended June 30, 2011, the composition of sales generated from precious metals were 61% to Aurubis, 23% to Asarco, 8% to Freeport McMoran (“Freeport”) and 8% to Sandstorm. For the year ended June 30, 2010, Freeport accounted for 100% of sales generated from precious metals products.

     The Company’s Summit project located in the state of New Mexico accounted for 100% of the Company’s total sales.

     The Company has carefully considered and assessed the credit risk resulting from its sales arrangements with Aurubis, Asarco, Freeport, and Sandstorm and believes it is not exposed to significant credit risk in relation to the counterparties meeting their contractual obligations at it pertains to trade receivables during the ordinary course of business.

Income Taxes

     The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2011, 2010 and 2009, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net (Loss) Per Share

     The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended June 30, 2011, 2010 and 2009, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

     The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited relative to the number of options issued. The compensation cost is recognized ratably using the straight-line method over the expected vesting period.

     Stock-based compensation costs recognized for the years ended June 30, 2011, 2010 and 2009 amounted to $1,010,081, $717,547 and $1,347,585, respectively.

Recent Accounting Pronouncements

     In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning July 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows, if any.

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

     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement note disclosures.

     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

NOTE 4 – INVENTORY

     The following table provides the components of inventory as of June 30, 2011 and 2010:

	2011	2010
Stockpiled ore	$23,296	$--
In-process material	24,281	--
Siliceous flux material	46,135	--
Precious metals concentrate	81,866	--
	$175,578	$--

NOTE 5 – MINERAL PROPERTIES

     Mineral properties were comprised of acquisition costs related to the properties in New Mexico and Arizona, as shown below as of June 30, 2011 and 2010:

	2011	2010
Summit property, Grant County, NM	$119,000	$119,000
Banner property, Hidalgo County, NM	210,000	210,000
New Planet property, La Paz County, AZ	250,000	250,000
	$579,000	$579,000

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2011 and 2010:

	2011	2010
Leasehold improvements	$1,645	$1,645
Office furniture and equipment	37,779	37,779
Land	163,000	163,000
Mine processing equipment and buildings	5,489,538	4,087,855
Plant	8,053,672	--
Tailings	1,726,677	--
Environmental and permits	267,078	--
Asset retirement obligation	149,236	--
Automotive	218,258	179,868
Software	87,848	87,848
	16,194,731	4,557,995
Less: Accumulated depreciation	(3,090,516)	(767,780)
	$13,104,215	$3,790,215

     Depreciation expense for the years ended June 30, 2011, 2010 and 2009 was $2,322,736, $477,760 and $279,012, respectively.

     Construction in progress consists of the following at June 30, 2011 and 2010:

	2011	2010
Banner mill site	$--	$9,153,131
Summit mine site	7,550,583	4,195,194
Capitalized interest expense	876,530	1,829,037
	$8,427,113	$15,177,362

     During the current fiscal year, the Company put into service the Banner Mill Site consisting of capitalized costs of plant and related equipment aggregating $10,147,035 and capitalized interest of $1,254,189.

     The following table shows the carrying value of idle equipment at June 30, 2011 and 2010. The carrying value is based upon a third party appraisal obtained as of the year ended June 30, 2007:

	2011	2010
Mica processing equipment	$1,616,367	$1,616,367
Black Canyon mine equipment	2,192,090	2,192,090
	3,808,457	3,808,457
Less: Allowance for impairment and depreciation	(2,584,929)	(2,584,929)
	$1,223,528	$1,223,528

NOTE 7 – NOTE RECEIVABLE

     On January 27, 2011, the Company advanced $200,000 to Columbus Silver Corporation (“Columbus Silver”) (TSXV: CSC) in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a non-binding Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). In the event that either party to the MOU informs the other that it will not proceed with the Transaction, either the maker or the holder will have the ability, by providing written notice to the other, to require that the maker apply to the TSX Venture Exchange to have the entire outstanding principal amount and accrued unpaid interest of this note paid in common shares of the maker. As of June 30, 2011, accrued interest receivable on the note receivable was $3,422.

NOTE 8 - DERIVATIVE INSTRUMENT LIABILITIES

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

     The fair market value of the derivative instruments liabilities at June 30, 2011, was determined to be $8,973,066 with the following assumptions: (1) risk free interest rate of 0.02% to 1.52%, (2) remaining contractual life of 0.20 to 4.50 years, (3) expected stock price volatility of 41.26% to 87.59%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the year ended June 30, 2011, of $1.652,961 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Derivative
	Liability as of	Liability as of	Gain Through
	June 30, 2010	June 30, 2011	June 30, 2011
Convertible Debentures:
Purchase Agreement Warrants	$6,585,752	$5,712,913	$872,839
Amendment 2 Warrants	637,296	332,387	304,909
Embedded Conversion Option	2,670,995	2,927,766	(256,771)
Totals	$9,894,043	$8,973,066	920,977

Amount allocated to derivative liability at inception			731,984
			$1,652,961

The derivative liability is comprised of the following as of:

	June 30,	June 30,
	2011	2010
Current portion of derivative instruments liabilities	$8,973,066	$9,894,041
Long-term portion of derivative instruments liabilities	-	-
	$8,973,066	$9,894,041

     The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 9 –CONVERTIBLE NOTES PAYABLE AND DEBENTURES

Senior Subordinated Convertible Notes

     On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each. The notes have a term of 60 months, and at such time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest will accrue for 18 months from the date of closing. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

     At June 30, 2011 and 2010 accrued interest due on the Senior Subordinated Convertible Notes, was $6,334 and $6,334, respectively.

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

     At June 30, 2011 and 2010, accrued interest due on the Senior Secured Convertible Debenture was $238,875 and $-0-, respectively.

     The components of the Senior Subordinated Convertible Notes and the Senior Secured Convertible Debenture are as follows as of June 30, 2011 and 2010:

June 30, 2011:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(2,517,749)	11,432,251

	$13,950,000	$(2,517,749)	$11,432,251

June 30, 2010:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(3,793,560)	10,156,440

	$13,950,000	$(3,793,560)	$10,156,440

     Aggregate yearly maturities on the Senior Subordinated Convertible Notes and the Senior Secured Convertible Debenture based upon payment terms at June 30, 2011, are as follows:

2011	$-
2012	13,950,000
Subtotal	13,950,000
Less: unamortized original discount	(2,517,749)
$11,432,251

NOTE 10 – NOTES PAYABLE

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

     The following summarizes notes payable at June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010

Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$109,502	$156,906

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	5,777	39,180

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	7,635	13,141

Financing contract on insurance premiums, interest at 6.99%, payable in 11 monthly installments of $6,862, including interest through September 2010	--	13,604

Financing contract on insurance premiums, interest at 5.99%, payable in 11 monthly installments of $13,098, including interest through October 2010	--	38,905

Financing contract on insurance premiums, interest at 6.99%, payable in 11 monthly installments of $7,276, including interest through September 2011	14,427	(138,821)
Total Outstanding Notes Payable	137,341	261,736
Less: Current maturities	(78,384)	(138,821)
Obligations of notes payable due after one year	$58,957	$122,915

     The aggregate maturities of notes payable as of June 30, 2011, is as follows:

Year ending June 30,
2012	$78,384
2013	58,957
Total Outstanding Notes Payable	$137,341

NOTE 11 – CAPITAL LEASES

     During the year ended June 30, 2011, the Company utilized capital leases aggregating $480,744 for the purchase of equipment. Lease terms and interest rates for the equipment are 60 months at 6.25%, 36 months at 5.34%, and 36 months at 5.78% . The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over their estimated productive lives, not to exceed the life of the mine.

     Minimum future lease payments under capital leases, as of June 30, 2011, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2012	$88,407
2013	43,041
2014	3,587
Total minimum lease payments	135,035
Amount representing interest	(6,122)
Present value of future minimum lease payments	128,913
Current portion of capital lease obligations	(83,856)
Obligations of capital leases due after one year	$45,057

     The total amount of equipment and related accumulated depreciation related to equipment purchased with capital leases is as follows:

	June 30, 2011	June 30, 2010
Equipment	$576,061	$576,061
Accumulated depreciation	(221,280)	(138,986)
Net equipment under capital lease	$354,781	$437,075

NOTE 12 – FAIR VALUE MEASUREMENTS

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

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The stock was purchased in accordance with a Memorandum of Understanding entered into on September 24, 2010 for the purpose of consummating a business combination. The derivative instruments consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2011 are as follows:

				June 30,
	Level 1	Level 2	Level 3	2011
Marketable securities	$97,260	---	---	$97,260

Other Assets:
Idle equipment, net	---	---	$1,223,528	1,223,528

Value of derivative instruments liability	---	---	8,973,066	8,973,066

     Idle equipment includes equipment associated with the mica project which the Company ceased operations and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the year ended June 30, 2011.

NOTE 13 - CONTINGENCIES AND COMMITMENTS

Office and Real Property Leases

     On March 1, 2007, the Company entered into a lease for office space located in Albuquerque, New Mexico, for a period of three years. Effective March 1, 2010 the lease was extended for an additional period of three years.

     On March 1, 2008, the Company entered into a lease for storage space located in Glendale, Arizona for a period of one year. The lease has subsequently been extended for a one year period multiple times. Effective March 1, 2010 the lease was extended for an additional period of one year.

     Future minimum lease payments under operating leases are $47,531 and $24,157 for the years ended June 30, 2012 and 2013, respectively.

     Total rental expense was $52,155, $52,155 and $51,492 for the years ended June 30, 2011, 2010 and 2009, respectively.

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

Ortiz Gold Project

     On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). On May 1, 2010, we agreed with Ortiz Mines, Inc., to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. In January of 2011 the Company pre-paid the amount due of $130,000 through January 31, 2012. Total lease expense recognized was $128,186, $139,228, and $135,703 for the years ended June 30, 2011, 2010 and 2009, respectively. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer.

The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due	Maximum Due ($)
	($)

February 1, 2012	130,000	130,000
February 1, 2013	130,000	130,000
February 1, 2014 and forward	130,000	260,000

     On August 31, 2011, the Company filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with OMI’s purported termination of the Company’s exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico and OMI’s demand for significant additional consideration to allow the lease to continue. See NOTE 18 – SUBSEQUENT EVENTS.

Summit Silver-Gold Project

     The Summit project is subject to two underlying royalties and a net proceeds interest as follows: (1) a 7.5% royalty on net smelter returns toward an end price of $1,250,000; (2) a 5% royalty on net smelter returns toward an end price of $4,000,000 less any amount paid under the royalty described in (1); and (3) a net proceeds interest of 5% of net proceeds from sales of unbeneficiated mineralized rock until such time as the royalties described in (1) and (2) have been satisfied, and 10% of such net proceeds thereafter toward an end price of $2,400,000. The Summit silver-gold project is subject to a property identification agreement between the Company and President and Chief Executive Officer. The property identification agreement specifies that a 1% royalty be paid on the value of future production from the project.

     For the year ended June 30, 2011 the Company recorded $543,379 for royalty expense, which includes $59,046 resulting from the property identification agreement with the Company’s President and Chief Executive Officer. At June 30, 2011, an accrued royalty liability of $409,603 was recorded, which includes $48,189 payable to the Company’s President and Chief Executive Officer.

Title to Mineral Properties

     Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Commitments

     On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. We will receive credit against the $4,000.000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

     On March 29, 2011, the Company entered into Amendment 1 for the definitive gold sale agreement dated September 11, 2009. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold is to be made prior to June 30, 2011.

     On June 28, 2011, the Company entered into Amendment 2 for the definitive gold sale agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $773,850 based upon the closing gold price on June 30, 2011. The Company will mark to market the accrued liability on the delivery date of the additional ounces based upon the closing gold price on such date.

NOTE 14 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

     On July 27, 2009, the Company issued 94,339 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 47,169 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount. The private placement was subject to a sales commission and an additional 9,433 shares of common stock were issued as a commission on the transaction at the fair market value of $10,116 and recognized as stock-based compensation as of June 30, 2010.

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

     On August 17, 2009, the Company issued 18,868 shares of common stock at $1.06 per share in connection with a private placement. As part of the private placement the Company also issued 9,434 warrants with an exercise price of $1.06 per share and an expiration of 5 years. The warrants were valued as a derivative instrument liability and recorded separately at fair value at the time of issuance, reducing the value of the equity recorded by the same amount. The private placement was subject to a sales commission and an additional 1,910 shares of common stock were issued as a commission on the transaction at the fair market value of $1,981 and recognized as stock-based compensation as of June 30, 2010.

     On September 30, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock. The aggregate amount of accrued interest converted was recorded as capitalized interest expense during the three months ended September 30, 2009. On December 31, 2009, a convertible debenture holder converted $241,500 of accrued interest into 241,500 shares of the Company’s stock. The aggregate amount of accrued interest converted was recorded as capitalized interest expense during the three months ended December 31, 2009. The aggregate amount of accrued interest converted totals $483,000, and this amount was recorded as capitalized interest during the year ended June 30, 2010.

     On November 18, 2009, 18,219 shares of common stock were issued to a convertible debenture holder for conversion of $18,219 of note principal at $1.00 per share in accordance with the debenture terms.

     On December 7, 2009, the Company issued 20,000 shares of common stock at a market value of $29,400 for investor relations services. This amount was expensed as stock-based compensation during the year ended June 30, 2010.

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

     On May 1, 2010, the Company issued 90,000 unvested shares of the Company’s stock for services related to investor relations. The shares have a vesting period of six months. The shares were valued at $0.95 per share, the closing price on the date of grant. The aggregate value of the transaction of $85,500 was classified as deferred stock compensation on the date of issue. During the years ended June 30, 2011 and 2010, stock compensation expense for services of $57,155 and $28,345 was recorded, respectively.

     On June 8, 2010, the Company granted and issued 575,000 unvested shares of the Company’s stock to employees and 100,000 unvested shares to outside Board of Directors for services. The shares have a vesting period of two years for the employee share grant and six months for the outside Board of Directors grant. The shares were valued at $0.86 per share, the closing price on the date of grant. The aggregate value of the transaction of $580,500 was classified as deferred stock compensation on the date of issue. During the years ended June 30, 2011 and 2010, stock compensation expense of $402,184 and $32,926 was recorded, respectively. Deferred stock compensation of $95,970 will be reported over the remaining vesting periods.

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

     On November 16, 2010, 7,500 shares of common stock were issued to a consultant for services, valued at $6,750 based on the closing market price on the date of the transaction and recognized as stock-based compensation as of June 30, 2011.

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

     On February 23, 2011, the Company issued 10,000 shares of common stock to a consultant for services, valued at $9,800 based on the closing market price on the date of the transaction and recognized as stock-based compensation as of June 30, 2011.

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

     On December 3, 2008, the Company cancelled and re-issued several outstanding options to four employees. The new options grant each employee a five (5) year option to purchase 100,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. Each option was valued at $30,101 using the Black-Scholes option pricing model. The options were valued using a volatility of 80%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. General and administrative stock compensation aggregating $112,505 for the four employees was recorded during the year ended June 30, 2009. The following describes the options that were cancelled:

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

     On December 3, 2008, the Company granted a five (5) year option to twenty-three employees and two board members to purchase 830,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options will vest on June 30, 2009. The options were valued at $370,517 using the Black-Scholes option pricing model. The options were valued using a volatility of 80%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. During the year ended June 30, 2009 stock-based compensation of $346,046 was recorded.

     On May 19, 2009, the Company granted a five (5) year option to eight employees to purchase 120,000 shares of common stock at an option exercise price of $1.165 per share, the closing price on the date of grant, and the options will vest on December 31, 2009. The options were valued at $73,581 using the Black-Scholes option pricing model. The options were valued using a volatility of 84%, a risk free interest rate of 0.91%, an expected life of 2.8 years and zero quarterly dividends. During the years ended June 30, 2010 and 2009, stock-based compensation of $36,392 and $10,512 was recorded, respectively.

     On July 13, 2009, the Company granted a five (5) year option to purchase 200,000 shares of common stock to an employee under the 2007 Equity Incentive Plan. The option exercise price is $1.00 per share, the closing price on the date of grant, and the options have a vesting period of six months from the date of grant. The fair market value of the options at the time of issuance was determined to be $103,123 with the following assumptions: (1) risk-free rate of interest of 0.92%, (2) an expected life of 2.75 years, (3) expected stock price volatility of 83.13%, and (4) expected dividend yield of zero. During the year ended June 30, 2010 stock-based compensation of $103,123 was recorded.

     On January 1, 2010, the Company issued 75,000 five year options with an exercise of $1.38, the market price on the date of the grant, to each of the two outside directors under the 2007 Equity Incentive Plan. The options have a vesting period of six months from the date of grant. The fair market value of the options at the time of issuance was determined to be $114,640 with the following assumptions: (1) risk-free rate of interest of 1.70%, (2) an expected life of 3.0 years, (3) expected stock price volatility of 85.14%, and (4) expected dividend yield of zero. During the year ended June 30, 2010 stock-based compensation of $114,640 was recorded.

     On May 1, 2010, the Company granted to an investor relations firm a three (3) year option to purchase 125,000 shares of common stock at an option exercise price of $1.30 per share and a three (3) year option to purchase 125,000 shares of common stock at an option exercise price of $1.70. Each of the option grants vest 50% on August 1, 2010, and 50% on November 1, 2010. The options were valued at $85,209 using the Black-Scholes option pricing model. The options were valued using a volatility of 71.55%, a risk free interest rate of 1.56%, an expected life of 3.0 years and zero quarterly dividends. During the years ended June 30, 2011 and 2010, stock-based compensation expense of $42,601 and $42,608 was recorded, respectively.

     On June 8, 2010, the Company granted a five (5) year option to thirty-five employees and two board members to purchase 1,095,000 shares of common stock at an option exercise price of $0.86 per share, the closing price on the date of grant, and 1,055,000 options will vest on December 31, 2010 and 40,000 options will vest on June 30, 2011. The options were valued at $342,869 using the Black-Scholes option pricing model. The options were valued using a volatility of 55.2%, a risk free interest rate of 1.11 to 1.16%, an expected life of 2.78 to 2.88 years and zero quarterly dividends. During the years ended June 30, 2011 and 2010, stock-based compensation expense of $304,936 and $36,872 was recorded, respectively.

     On November 10, 2010, the Company granted 150,000 three-year options at an exercise price of $1.30 per share. The options have a six month vesting period from the date of grant. The options were valued at $55,368 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.63%, (2) an expected life of 3.0 years, (3) expected stock price volatility of 75.51%, and (4) expected dividend yield of zero. During the year ended June 30, 2011 stock-based compensation of $55,368 was recorded.

     On January 1, 2011, the Company granted 75,000 five-year options at an exercise price of $1.21 per share to each of the two outside directors. The options have a six month vesting period from the date of grant. The options were valued at $62,071 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.02%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 79.05%, and (4) expected dividend yield of zero. During the year ended June 30, 2011 stock- based compensation of $62,071 was recorded.

     On March 1, 2011, the Company granted 50,000 five-year options at an exercise price of $0.88 per share to an employee. The options have a six month vesting period from the date of grant. The options were valued at $15,894 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.11%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 73.03%, and (4) expected dividend yield of zero. During the year ended June 30, 2011 stock-based compensation of $10,596 was recorded. Stock compensation expense of $5,298 is expected to be recognized over the remaining vesting period.

     On May 17, 2011, the Company granted a five (5) year option to twenty-seven employees and two consultants to purchase 805,000 shares of common stock at an option exercise price of $1.01 per share, the closing price on the date of grant and the options will vest on December 31, 2011. The options were valued at $298,311 using the Black-Scholes option pricing model. The options were valued using a volatility of 55.62%, a risk free interest rate of 0.84%, an expected life of 2.82 years and zero quarterly dividends. During the year ended June 30, 2011 stock-based compensation of $58,619 was recorded. Stock compensation expense of $239,692 is expected to be recognized over the remaining vesting period.

     In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2011, 2010 and 2009 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2008	10,150,000	$0.14	7,424,996	$1.02

Granted	1,450,000	$0.66	4,216,510	$1.00
Canceled	(610,000)	$0.75	---	---
Expired	---	---	---	---
Exercised	(4,600,000)	$0.11	(25,000)	$1.00
Outstanding at June 30, 2009	6,390,000	$0.22	11,616,506	$1.01

Granted	1,695,000	$1.02	4,419,957	$1.68
Canceled	(130,000)	$0.99	---
Expired	---	---	(75,001)	$1.58
Exercised	(1,250,000)	$0.20	(951,934)	$1.02
Outstanding at June 30, 2010	6,705,000	$0.41	15,009,528	$1.20
Granted	1,155,000	$1.07	933,334	$1.50
Canceled	(30,000)	$0.96	---	---
Expired	---	---	---	---
Exercised	(475,000)	$0.87	---	---
Outstanding at June 30, 2011	7,355,000	$0.48	15,942,862	$1.22

Stock options and warrants outstanding and exercisable at June 30, 2011, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	2.27	$0.11	$1.00	3,483,203	3,483,203	0.58	$1.00
$0.46	100,000	100,000	1.07	$0.46	$1.00	6,750,000	6,750,000	3.51	$1.00
$0.55	175,000	175,000	1.51	$0.55	$1.06	253,773	253,773	3.03	$1.06
$0.60	610,000	610,000	2.43	$0.60	$1.25	214,858	214,858	1.45	$1.25
$0.86	915,000	915,000	3.94	$0.86	$1.50	933,334	933,334	4.39	$1.50
$0.88	50,000	-	4.67	$0.88	$1.625	461,539	461,539	3.50	$1.625
$1.01	785,000	-	4.88	$1.01	$1.70	3,846,155	3,846,155	3,56	$1.70
$1.165	20,000	20,000	2.89	$1.165
$1.21	150,000	150,000	4.51	$1.21
$1.30	125,000	125,000	1.84	$1.30
$1.30	150,000	150,000	2.37	$1.30
$1.38	150,000	150,000	3.51	$1.38
$1.70	125,000	125,000	1.84	$1.70
	7,355,000	6,520,000				15,942,862	15,942,862

Outstanding Options			2.81	$0.48	Outstanding Warrants			2.90	$1.22
Exercisable Options			2.55	$0.42	Exercisable Warrants			2.90	$1.22

     As of June 30, 2011, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $3,836,850 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $3,836,850. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.96 closing stock price of the Common Stock on June 30, 2011. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2011, was 5,800,000.

     The total intrinsic value associated with options exercised during the year ended June 30, 2011, was approximately $112,450. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The company received no cash proceeds from the exercise of stock options during the year ended June 30, 2011.

     The total fair value of options and warrants granted during the year ended June 30, 2011, was approximately $1,153,475. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2011, was approximately $5,546,788.

NOTE 15 – PENSION PLAN

     During the year ended June 30, 2009, the Company adopted a 401(K) plan, which covers substantially all employees. Under the terms of the plan, the Company matches employee salary deferrals dollar for dollar up to a maximum of 5% of compensation. For the years ended June 30, 2011, 2010 and 2009, the Company recorded $45,627, $31,363 and $44,021, respectively, in expenses related to the plan.

NOTE 16 - INCOME TAXES

     The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net (loss) before taxes for the fiscal years ended June 30:

		2011		2010		2009
Tax (expense) benefit at the federal statutory rate		$1,569,812		$411,180		$1,951,463
State tax(expense) benefit		253,940		66,514		315,678
Expiration of state operating losses		(375,113)		(111,229)		(544,184)
Change in state tax rate		536		---		(62,296)
Decrease (increase) in valuation allowance		(1,449,175)		(366,465)		(1,660,661)
Income tax expense	$	---	$	---	$	---

The components of the deferred tax asset and deferred tax liability at June 30, 2011 are as follows:

Deferred Tax Asset
Federal net operating loss carry forwards		$18,011,385
State net operating loss carry forwards		846,645
Valuation allowance		(18,858,030)
Net deferred tax asset	$	---

     At June 30, 2011, the Company had financial statement net operating loss carry forwards for state income tax purposes of approximately $15.5 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2012 to 2016.

     At June 30, 2011, the Company had a financial statement net operating loss carry forwards for federal income tax purposes of approximately $53.0 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2031.

NOTE 17 - RELIEF OF DEBT

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

NOTE 18 – SUBSEQUENT EVENTS

     On July 1, 2011, the Company issued 50,000 shares of the Company’s stock for services related to investor relations. The shares were valued at $0.96 per share, the closing price on the date of issue.

     On August 2, 2011, the Company secured a $5 million senior secured loan with Victory Park Capital Advisors, LLC (“Victory Park”). The term of the loan is 6 months, and it bears interest at the rate of 15% per annum which is payable monthly in arrears. The senior obligations are secured by a first priority lien on the stock of Santa Fe’s subsidiaries and on liens covering substantially all of the assets of the company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. The company agreed that any equity it raises in excess of $5 million must be applied to repayment of the loan. In connection with the loan, the company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share and a term of five years. The Company will use the net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project. On August 9, 2011, in relation to the financing agreement, we filed a Current Report on Form 8-K.

     On August 8, 2011, the Company issued 250,000 warrants in connection with an agreement to provide investor relations services. The warrants are priced at $1.00 per share and have a five year term.

     On August 9, 2011, the Company delivered 817 ounces of gold to Sandstorm in accordance with Amendments 1 and 2 of the definitive gold sales agreement, including 700 ounces related to Amendment 1 and 117 ounces for 39 days of per diem related to Amendment 2. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 will be adjusted by an additional $301,935 in Q1 of fiscal 2012.

     On August 31, 2011, the Company filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with OMI’s purported termination of the Company’s exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico and OMI’s demand for significant additional consideration to allow the lease to continue. The Complaint alleges several causes of action, including breach of contract and breach of the covenant of good faith and fair dealing. The Complaint seeks both declaratory and injunctive relief. The Company believes OMI’s purported termination of the Lease was wrongful and intends to vigorously prosecute legal claims to enforce its rights under the Lease and recover all applicable damages. On September 2, 2011, in relation to the Complaint, the Company filed a Current Report on Form 8-K.

     On September 6, 2011, the Company entered into a Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which the Company has conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction currently valued at Cdn $9,977,285. Until closing of the transaction, the Company has agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of December 2011 totals $513,716.

     The Memorandum of Understanding contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of the Company and Columbus Silver, stock exchange and regulatory approvals, Columbus Silver shareholder approval and the Company’s commitment of the required funding. If the Company does not notify Columbus Silver by November 30, 2011 that it has obtained a firm commitment for the required funding, Columbus Silver will have the option to terminate the acquisition. On September 8, 2011, in relation to the transaction with Columbus, the Company filed a Current Report on Form 8-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of June 30, 2011. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the fiscal year ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the year ended June 30, 2011 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - Twenty two; (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - Three;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $4,308; (vi) Total number of mining related fatalities: - None;

(vi)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

(vii)	Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The Company’s present directors and officers as well as those who served during fiscal 2011 are as follows:

Name	Age	Position	Date Elected

Lawrence G. Olson	73	Chairman of the Board Former President and Chief Executive Officer	1999 / served as President and Chief Executive Officer from October 2000 to October 7, 2003

Name	Age	Position	Date Elected
W. Pierce Carson	68	President, Chief Executive Officer and Director	October 7, 2003
John E. Frost	87	Director	May 7, 2007

     The directors and officers have held their principal occupations as set out above during at least the last five years, except as described below:

     Lawrence G. Olson, age 73, Chairman, became a director in March 1999 in connection with the acquisition of Arizona Mica. He has held the position of Chairman since October 2000, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003. Mr. Olson has owned and operated his own business, Olson Precast of Arizona Inc., since 1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

     W. Pierce Carson, age 68, was named President and Chief Executive Officer and a director in October 2003, following a consulting assignment with us. Dr. Carson has 40 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

     John E. (Jack) Frost, age 87, joined our board of directors in May 2007. Dr. Frost has over 50 years of international mining experience in a wide range of metallic and non-metallic minerals and has been closely involved in the discovery and/or acquisition of more than 40 mineral deposits. Since 1986, Dr. Frost has served as principal of Frost Minerals International, Inc., a provider of management and consulting services to the mining industry. From 1967 until 1986, he worked for Exxon Minerals Company and its affiliates in a number of senior management capacities, including president of Exxon Minerals International. His responsibilities at Exxon Minerals included establishing and managing Exxon Minerals’ domestic and international minerals exploration programs. Prior to 1967, he managed exploration and mining activities for Duval Corporation and Philippine Iron Mines. Dr. Frost holds a B.S. Degree in Mining Engineering, an M.S. Degree in Geology and a Ph.D. in Geology, all from Stanford University.

Board Meetings and Committees

     During fiscal 2011, our board met once and took action by unanimous consent four times. All of our directors attended at least 75% of the meetings of our board and its assigned committees during 2011. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

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
Non-EmployeeDirectors:
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

     The Audit Committee met once during fiscal 2011.

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

     The committee currently consists of Messrs. Olson and Frost, with Mr. Frost serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Mr. Frost is “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Olson may not meet prescribed independence standards

     The committee was constituted in May 2007, and met once during fiscal 2011.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

     Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2011, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

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

Summary Compensation Table

     The following table summarizes the compensation awarded to, earned by or paid during the last three fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the financial year ended June 30, 2011, and whose total compensation exceeded $100,000 per year; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
W. Pierce Carson President & CEO	2011 2010 2009	239,229 227,837 222,413	- - -	- 172,000(1) -	55,129(2) 62,543(1) -	- - -	- - -	- - -	294,358 462,380 222,413

(1)

On June 8, 2010, the board of directors granted Mr. Carson an award of 200,000 shares of restricted common stock and 200,000 options under our 2007 EIP. The shares vest 50% after 12 months with the remaining 50% vesting after 24 months. The options have a vest date of December 31, 2010 and a term of five years. The exercise price of the options is $0.86 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for both the grant of stock and options was calculated in accordance with FAS 123R.

(2)

On May 17, 2011, the board of directors granted Mr. Carson an award of 150,000 options under our 2007 EIP. The options have a vest date of December 31, 2011 and a term of five years. The exercise price of the options is $1.01 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R.

Outstanding Equity Awards as of June 30, 2011

     The following table summarizes the outstanding equity awards as of June 30, 2011, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2011

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Pierce Carson	4,000,000 200,000 N/A	N/A N/A N/A	N/A N/A 150,000	0.11 0.86 1.01	10/16/2013 6/08/2015 5/17/2016	N/A	N/A	100,000	86,000

Compensation of Directors

     The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2011:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lawrence G. Olson	36,000	-	31,035	-	-	-	67,035
John E. Frost	36,000	-	31,035	-	-	-	67,035

(1) W. Pierce Carson, a member of our board of directors, is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2) This column represents the fair value of the options awarded in fiscal 2011 in accordance with FAS 123R.

     Effective July 1, 2010, we adopted an increase in the annual non-employee independent director fee to $25,000 per year and an increase in annual committee fees to $4,000 per committee membership and $2,000 per committee chairmanship, to be paid quarterly, plus $1,000 for each full-day board meeting, and $500 for each telephonic meeting, committee meeting or less than full day meeting attended. In addition, upon first being appointed or elected to the board, each independent director receives a grant of options to purchase 100,000 shares of common stock which vest twelve months after the date of grant, and on January 1st of each year, each independent director receives a grant of options to purchase 75,000 shares of common stock which vest six months after the date of grant. All options are granted at an exercise price equal to the fair market value of the stock on the date of grant. All options granted to non-employee independent directors, unless earlier terminated, or exercised, expire five years after the grant date. All directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at board meetings and committee meetings.

     During fiscal years 2011, 2010 and 2009, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $72,000 for the year ended June 30, 2011.

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

     The following table sets forth, as of September 12, 2011, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned

Name and Address Of Beneficial Owner	Title of Class	Number of Shares		Percent of
				Class(6)

Christian Mustad Bodmenstrasse, Chalet Corcovado 3778 Schoenried Switzerland	Common Stock	5,195,000		5.5%

Sulane Holdings, Inc. P.O. Box 414 CH-1630 Bulle Switzerland	Common Stock	10,307,360	(1)	9.9%

Lawrence G. Olson 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	7,827,450	(2)	8.2%

W. Pierce Carson 33 Camino de Avila Tijeras, NM 87059	Common Stock	13,251,494	(3)	13.4%

John E. Frost 602 Sandy Port Houston, TX 77079	Common Stock	535,000	(4)	0.6%

Officers and Directors As a Group (3 Persons)	Common Stock	21,613,944	(5)	21.7%

(1)

Includes shares issuable under December 2007 convertible debenture financing authorizing Sulane to convert outstanding debt at a conversion price of $1.00 per share. Also includes an aggregate of 1,457,360 shares that were issued for conversion of accrued interest due June 30, 2009, September 30, 2009 and December 31, 2009.

(2)

Includes options issued under the 2007 EIP to acquire 75,000 shares at an exercise price of $1.38 per share, 50,000 shares at an exercise price of $0.86 per share, and 75,000 shares at an exercise price of $1.21 per share.

(3)	Includes non-plan options to acquire 4,000,000 shares at an exercise price of $0.11 per share, and options issued under the 2007 EIP to acquire 200,000 shares at an exercise price of $0.86 per share..
(4)

Includes options issued under the 2007 EIP to acquire 100,000 shares at an exercise price of $0.46 per share, 75,000 shares at an exercise price of $0.55 per share, 75,000 shares at an exercise price of $0.60 per share, 75,000 shares at an exercise price of $1.38 per share, 50,000 shares at an exercise price of $0.86 per share, and 75,000 shares at an exercise price of $1.21 per share.

(5)	Includes options to acquire an aggregate of 4,850,000 shares.
(6)

Applicable percentage of ownership is based on 94,794,412 shares of common stock outstanding as of September 12, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of September 12, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 12, 2011, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plans

     The following table contains information regarding our Equity Compensation Plans as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2007 Equity Incentive Plan approved by security holders	2,955,000	$0.86	2,945,000
Equity compensation plan not approved by security holders(1)	4,400,000	$0.23	N/A

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

     The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, employees, and consultants. As of September 12, 2011, one executive officer, two non-employee independent board members and approximately forty-eight other employees and consultants are eligible to receive grants under the 2007 EIP.

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

     In October 2003, prior to his becoming an officer and director of the Company, we entered into a confidential property identification agreement with W. Pierce Carson, our current President and Chief Executive Officer. Under terms of the agreement, Mr. Carson, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for us. We agreed to pay compensation to Mr. Carson in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that we acquire. In the event an identified property is acquired and subsequently sold, we agreed to pay Mr. Carson an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit silver-gold property acquired in May 2006 are two of the 24 properties identified and are subject to the property identification agreement (See NOTE 13 to the Consolidated Financial Statements).

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

     In September 2005, we entered into a consulting agreement with Ryan P. Carson, an attorney who is the son of our President and Chief Executive Officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. In November 2005, the contract was extended for a six-month period, after which the contract extended on a month-to-month basis until terminated by either party. We issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006, the individual was offered and accepted employment at a salary of $5,000 per month. In connection with employment, we granted 50,000 stock options at an exercise price of $1.24 per share, which was the closing price on May 2, 2006. On April 25, 2007, we granted the individual 50,000 stock options at an exercise price of $0.74 per share, and on December 13, 2007, we granted the individual 100,000 options at an exercise price of $0.55 per share, which were the closing prices on the dates granted. On December 3, 2008, we granted the individual 100,000 options and also cancelled and reissued the options previously granted on May 2, 2006 and April 25, 2007, at an exercise price of $0.60 per share, which was the closing price on December 3, 2008. On June 8, 2010, we granted the individual 100,000 options at an exercise price of $0.86 per share, the closing price on the date of grant. Additionally, on June 8, 2010 we granted the individual 100.000 shares of restricted stock. The shares were valued at $0.86 per share, the closing price on the date of grant.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE

     The following table discloses the fees for professional services provided by Stark Schenkein, LLP for the 2011 and 2010 fiscal years respectively:

	2011	2010
Audit Fees (1)	$82,609	$81,595
Tax Fees (2)	-0-	-0-
	$82,609	$81,595

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999
3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)
3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)
4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992
4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995
10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)
10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995
10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996
10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997
10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997
10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.7	Management Agreements dated August 15, 1994, by and between the Registrant and both of Alan P. Lindsay, Anthony R. Harvey; Management Agreement dated November 19, 1996, by and between the Registrant and Ryan A. Modesto	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999
10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999
10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999
10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001
10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002
10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002
10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003
10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006
10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006
10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006
10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006
10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007
10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007
10.52	Senior subordinated Promissory Note dated October 31, 2007, by and between Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated October 31, 2007, as filed with the SEC on November 1, 2007
10.53	Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated December 21, 2007, as filed with the SEC on December 26, 2007
10.54	Settlement Agreement dated June 5, 2008, by and between Registrant and New Planet Copper Mining Company	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 5, 2008 , as filed with the SEC on June 10, 2008
10.55	Purchase and Sale Agreement dated June 30, 2008, by and between Registrant and St. Cloud Mining Company	Incorporated by reference to Exhibits 10.55 and 99.1 to Registrant’s 8-K dated June 30, 2008, as filed with the SEC on July 1, 2008

10.56	Change of Control Agreement between the Registrant and Ryan P. Carson dated May 19, 2009	Incorporated by reference to Exhibit 10.56 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.57	Change of Control Agreement between the Registrant and Michael P. Martinez dated May 19, 2009	Incorporated by reference to Exhibit 10.57 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.58	Purchase option dated June 13, 2009, by and between Registrant’s subsidiary Minera Sandia S.A. de C.V. and Mineral de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.58 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.59	Agreement dated June 13, 2009, by and between Registrant and Minera de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.59 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.60	Finders Agreement dated June 13, 2009, by and between Registrant and Finder	Incorporated by reference to Exhibit 10.60 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.61	Amendment No. 2 dated June 30, 2009, to Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated June 30, 2009, as filed with the SEC on August 25, 2009
10.62	Gold Sale Agreement dated September 11, 2009, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 11, 2009, as filed with the SEC on September 17, 2009
10.63	Placement Agreement dated January 7, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.
10.64	Securities Purchase Agreement dated January 14, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.
10.65	Memorandum of Understanding dated September 24, 2010, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 24, 2010, as filed with the SEC on September 27, 2010.
10.66	Placement Agreement dated December 29, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.67	Securities Purchase Agreement dated December 29, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.68	Promissory Note dated January 27, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated January 27, 2011, as filed with the SEC on February 2, 2011.
14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007
21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

(b) Reports on Form 8-K

     On August 9, 2011, the Company filed a Form 8-K relating to procurement of senior secured financing.

     On August 31, 2011, the Company filed a Form 8-K relating to a Complaint filed in the United States District Court for the District Of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with a purported termination of the Company’s leasehold rights on the Ortiz Grant in Santa Fe County, New Mexico.

     On September 7, 2011, the Company filed a Form 8-K relating to a conditional agreement to acquire Columbus Silver Corporation in an all-cash transaction.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2011.

SANTA FE GOLD CORPORATION

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on September 13, 2011.

SIGNATURE	TITLE

/s/ Lawrence G. Olson	Chairman of the Board
Lawrence G. Olson

/s/ W. Pierce Carson	President and Chief Executive Officer
W. Pierce Carson	(Principal Executive Officer)

/s/ W. Pierce Carson	Chief Financial Officer
W. Pierce Carson	(Principal Financial Officer)

/s/ John E. Frost	Director
John E. Frost