Form 10-Q
period 2011-09-30
Santa Fe Gold CORP
filed 2011-11-09
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [    ]  No  [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,556,912 shares outstanding as of November 9, 2011.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART 1
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
ASSETS	2011	2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,292,439	$172,531
Accounts receivable	2,054,855	2,230,605
Inventory	287,123	175,578
Marketable securities	129,239	97,260
Prepaid expenses and other current assets	647,569	279,064
Total Current Assets	4,411,225	2,955,038
MINERAL PROPERTIES	579,000	579,000

PROPERTY, PLANT AND EQUIPMENT, net of depreciation of $3,668,167 and $3,090,516, respectively	12,426,406	13,104,215
OTHER ASSETS:
Construction in process	9,742,530	8,427,113
Idle equipment, net	1,223,528	1,223,528
Note receivable and accrued interest	205,467	203,422
Restricted cash	281,716	410,374
Deferred financing costs	440,121	314,700
Total Other Assets	11,893,362	10,579,137
Total Assets	$29,309,993	$27,217,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,044,918	$1,075,907
Accrued liabilities	1,065,604	1,991,751
Derivative instrument liabilities	6,424,553	8,973,066
Current portion, notes payable, net of discount of $422,362 and $-0-, respectively	4,746,296	78,384
Current portion, capital leases	58,222	83,856
Deferred revenue, current portion	3,159,612	3,611,266
Accrued interest payable	315,062	255,109
Total Current Liabilities	16,814,267	16,069,339
LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $2,134,481 and $2,498,065, respectively	11,365,519	11,001,935
Senior subordinated convertible notes payable, net of discount of $16,307 and $19,684, respectively	433,693	430,316
Notes payable, net of current portion	-	58,957
Capital leases, net of current portion	34,969	45,057
Asset retirement obligation	151,363	149,236
Total Liabilities	28,799,811	27,754,840
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 300,000,000 shares authorized; 94,794,412 and 94,744,412 shares issued and outstanding, respectively; Includes non-vested shares of 237,500 and 575,000, respectively	188,441	188,341
Additional paid in capital	59,334,241	59,021,550
Accumulated (deficit)	(59,043,681)	(59,746,543)
Accumulated other comprehensive income (loss)	31,181	(798)
Total Stockholders' Equity (Deficit)	510,182	(537,450)
	$29,309,993	$27,217,390

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
SALES	$2,550,724	$776,822

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	1,620,490	395,087
Exploration and mine and mill start up costs	528,954	390,019
General and administrative	910,116	765,084
Depreciation and amortization	658,407	572,157
Accretion of asset retirement obligation	2,127	-
	3,720,094	2,122,347
LOSS FROM OPERATIONS	(1,169,370)	(1,345,525)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	(152,587)	-
Interest income	2,749	4,508
Foreign currency translation gain (loss)	-	(1,305)
Gain (loss) on derivative instrument liabilities	2,887,760	(2,127,373)
Accretion of discounts on notes payable	(553,846)	(296,364)
Interest expense	(311,844)	(185,647)
	1,872,232	(2,606,181)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	702,862	(3,951,706)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	702,862	(3,951,706)

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	31,181	-

NET COMPREHENSIVE INCOME (LOSS)	$734,043	$(3,951,706)

Basic and Diluted Per Share data Net Income (Loss) - basic and diluted	$0.01	$(0.04)

Weighted Average Common Shares Outstanding: Basic and diluted	94,556,912	93,060,656

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$702,862	$(3,951,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	658,407	572,157
Stock-based compensation	312,791	362,146
Accretion of discount on notes payable	553,846	296,364
Accretion of asset retirement obligation	2,127	-
(Gain) loss on derivative instrument liabilities	(2,887,760)	2,127,373
Loss on disposal of assets	152,587	-
Amortization of deferred financing costs	99,579	24,580
Net change in operating assets and liabilities:
Accounts receivable	175,750	(776,822)
Inventory	(111,545)	-
Prepaid expenses and other current assets	(154,789)	(50,545)
Accounts payable and accrued liabilities	(957,136)	94,722
Deferred revenue	(451,654)	-
Accrued interest payable	59,953	(12,482)
Net Cash Used in Operating Activities	(1,844,982)	(1,314,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	128,658	-
Proceeds from disposal of assets	25,000	-
Notes receivable and accrued interest	(2,045)	-
Purchase of property, plant and equipment	(158,185)	(249,119)
Construction in progress	(1,315,417)	(714,610)
Net Cash Used in Investing Activities	(1,321,989)	(963,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances towards contemplated acquisition of entity	(213,716)	-
Proceeds from notes payable	5,105,121	77,306
Payments on notes payable	(73,804)	(109,395)
Payments on capital leases	(35,722)	(33,872)
Payment of financing costs	(495,000)	-
Net Cash Provided (Used) by Financing Activities	4,286,879	(65,961)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,119,908	(2,343,903)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,531	5,540,130
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,292,439	$3,196,227

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$323,898	$253,000

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$48,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

     The Company had a net income of $702,862 for the three months ended September 30, 2011, has a working capital deficit of $12,403,042 which includes a non-cash financial derivative liability of $6,424,553 and deferred revenue of $3,159,612 and has a total accumulated deficit of $59,043,681 at September 30, 2011. The Company generated revenues of $2,550,724 from the sales of precious metals in the three months ended September 30, 2011. To continue as a going concern, the Company is dependent upon an increased ramp up of production on the Company’s Summit mine site; increased throughput recovery of precious metals through the Banner mill; and continued fund raising for project development and working capital for operational and administrative expenses.

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

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2011, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

     The Company’s asset retirement obligation through September 30, 2011, is as follows:

Balance at June 30, 2011	$149,236
Accretion expense for the quarter ended September 30, 2011	2,127
Balance at September 30, 2011	$151,363

Deferred Revenue

     Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash deposit of $4 million, plus it will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. The Company will also recognize the on-going production payments as revenue for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Current deferred revenue amounted to $ $3,159,612 at September 30, 2011.

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

     Revenues for metals products are recorded at current market prices at the time of delivery and are subsequently adjusted to the current market prices existing at the end of each reporting period. Due to the period of time existing between delivery and final settlement with the buyer, the Company must estimate the prices at which sales of its metals will be settled. Changes in metals prices between delivery and final settlement will result in adjustments to revenues previously recorded.

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

     Stock-based compensation costs recognized for the three months ended September 30, 2011 and 2010 amounted to $312,791 and $362,146, respectively.

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

NOTE 3 – CONTEMPLATED ACQUISITION

    On September 6, 2011, the Company entered into a Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which the Company has conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction currently valued at Cdn $9,977,285. Until closing of the transaction, the Company has agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of December 2011 totals $513,716. At September 30, 2011, the Company has advanced $213,716 under the agreement which is classified in other current assets on the balance sheet.

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

NOTE 4 – INVENTORY

     The following table provides the components of inventory as of:

	September 30,	June 30,
	2011	2011
Stockpiled ore	$3,240	$23,296
In-process material	--	24,281
Siliceous flux material	8,111	46,135
Precious metals concentrate	275,772	81,866
	$287,123	$175,578

NOTE 5 – NOTE RECEIVABLE

     On January 27, 2011, the Company advanced $200,000 to Columbus Silver Corporation (“Columbus Silver”) (TSXV: CSC) in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a non-binding Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). In the event that either party to the MOU informs the other that it will not proceed with the Transaction, either the maker or the holder will have the ability, by providing written notice to the other, to require that the maker apply to the TSX Venture Exchange to have the entire outstanding principal amount and accrued unpaid interest of this note paid in common shares of the maker. As of September 30, 2011, accrued interest receivable on the note receivable was $5,467.

NOTE 6 - DERIVATIVE INSTRUMENT LIABILITIES

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

     On August 2, 2011, the Company secured a $5 million senior secured loan with Victory Park Capital Advisors, LLC (“Victory Park”), see NOTE 8. In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: (1) risk-free rate of interest of 1.23%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 86.79%, and (4) expected dividend yield of zero.

     The fair market value of the derivative instruments liabilities at September 30, 2011, was determined to be $6,424,553 with the following assumptions: (1) risk free interest rate of 0.14% to 88.0%, (2) remaining contractual life of 0.40 to 4.84 years, (3) expected stock price volatility of 51.52% to 85.86%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the three months ended September 30, 2011, of $2,887,760 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2011	September 30, 2011	September 30, 2011
Convertible Debentures:
Purchase Agreement Warrants	$5,712,913	$4,131,222	$1,581,691
Amendment 2 Warrants	332,387	95,707	236,680
Embedded Conversion Option	2,927,766	1,936,148	991,618

Stand alone warrants	--	261,476	(261,476)
Totals	$8,973,066	$6,424,553	2,548,513

	Amount allocated to warrants at inception		339,247
			$2,887,760

     The derivative liability is comprised of the following as of:

	September 30,	June 30,
	2011	2011
Current portion of derivative instruments liability	$6,424,553	$8,973,066
Long-term portion of derivative instruments liability	--	--
	$6,424,553	$8,973,066

NOTE 7 – CONVERTIBLE NOTES PAYABLE AND DEBENTURES

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

     At September 30, 2011, accrued interest due on the Senior Subordinated Convertible Notes was $10,166.

Senior Secured Convertible Subordinated Debentures

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

     At September 30, 2011 accrued interest due on the Senior Secured Convertible Subordinated Debentures was $241,500.

     The components of the convertible notes payable and debentures are as follows:

September 30, 2011	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(2,150,788)	11,799,212

	$13,950,000	$(2,150,788)	$11,799,212

June 30, 2011	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(2,517,749)	11,432,251

	$13,950,000	$(3,793,560)	$10,156,440

     Aggregate yearly maturities of long term debt based upon payment terms at September 30, 2011, are as follows:

2011	$-
2012	13,950,000
Subtotal	13,950,000
Less: unamortized original discount	(2,150,788)
$11,799,212

NOTE 8 – NOTES PAYABLE

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

     On August 2, 2011, the Company entered into a financing agreement for $5 million senior secured loan for working capital. The loan bears interest at 15% per annum payable in monthly installments in arrears. The loan becomes due in six months from the anniversary date of the loan and the loan may be repaid at any time without penalty. The senior obligations are secured by a first priority lien on the stock of Santa Fe’s subsidiaries and first priority liens covering substantially all of the assets of the Company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share and a term of five years.

     On September 30, 2011, the Company entered into an agreement to finance insurance premiums in the amount of $105,121 at an interest rate of 4.99% with equal payments due monthly beginning November 1, 2011 and continuing until September 1, 2012.

     The following summarizes notes payable at September 30, 2011 and June 30, 2011:

	September 30,
	2011	June 30, 2011
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$57,359	$109,502

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	--	5,777

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	6,178	7,635

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $7,276, including interest through September 2011	--	14,427

Financing contract on insurance premiums interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012	105,121	--

Senior secured note payable for working capital, interest at 15% per annum, payable monthly in arrears, principle due February 2, 2012, net of discount of $422,362	4,577,638	--
Total Outstanding Notes Payable	4,746,296	137,341
Less: Current maturities	(4,746,296)	(78,384)
Obligations of notes payable due after one year	$--	$58,957

     The aggregate maturities of notes payable as of September 30, 2011, is as follows:

Year ending June 30,
2012	$5,082,152
2013	86,506
Less: unamortized discount	(422,362)
Total Outstanding Notes Payable	$4,746,296

NOTE 9 – CAPITAL LEASES

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

     Minimum future lease payments under capital leases, as of September 30, 2011, for each of the following years and in aggregate, are as follows:

Year ended June 30,
2012	$48,082
2013	41,522
2014	3,587
Total minimum lease payments	93,191
Amount representing interest	(4,452)
Present value of future minimum lease payments	88,739
Current portion of capital lease obligations	(44,583)
Obligations of capital leases due after one year	$44,156

NOTE 10 – FAIR VALUE MEASUREMENTS

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

Level 2: Inputs other than Level 1 that is observable, either directly or indirectly. For the Company, Level 2 inputs include assumptions such as estimated life; risk free rate and volatility estimates used in determining the fair values of the Company’s option and warrant securities issued derivative financial instruments.

Level 3: Unobservable inputs that are supported by little of no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The stock was purchased in accordance with a Memorandum of Understanding entered into on September 24, 2010 for the purpose of consummating a business combination. The derivative instruments consist of certain embedded features contained within its debt instruments and certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of September 30, 2011 are as follows:

				September 30,
	Level 1	Level 2	Level 3	2011
Marketable securities	$129,239	---	---	$129,239

Other Assets:
Idle equipment, net	---	---	$1,223,528	1,223,528

Value of derivative instruments liability	---	---	6,424,553	6,424,553

     Idle equipment includes equipment associated with the mica project which the Company ceased operations and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the three months ended September 30, 2011.

NOTE 11 – COMMITMENTS

     On September 11, 2009, the Company entered into a definitive gold sale agreement with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. The Company will receive credit against the $4,000.000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

     On March 29, 2011, the Company entered into Amendment 1 for the definitive gold sale agreement dated September 11, 2009. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold was to be made prior to June 30, 2011.

     On June 28, 2011, the Company entered into Amendment 2 for the definitive gold sale agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $773,850 for 700 ounces of gold based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter as a non-recurring component of costs applicable to sales.

NOTE 12 - LITIGATION – LEGAL MATTERS

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

NOTE 13 - STOCKHOLDERS’ (DEFICIT) EQUITY

Issuances of Common Stock

     On July 1, 2011, 50,000 shares of common stock were issued to a consultant for services, valued at $48,000 based on the closing market price on the date of the transaction.

     On July 1, 2011, the Company issued 337,500 shares of previously recorded vested stock grants to employees of the Company.

Issuances of Options

     During the three months ended September 30, 2011, the Company issued no new options and 80,000 options were cancelled.

Issuances of Warrants

     During the three months ended September 30, 2011, the Company issued 750,000 five year warrants at an exercise price of $1.00 and 1,323,581 warrants expired.

     Stock option and warrant activity, both within the 1989 stock Option Plan and the 2007 Equity incentive Plan and outside of these plans, for the three months ended September 30, 2011, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2011	7,355,000	$0.48	15,942,862	$1.22
Granted	---	---	750,000	$1.00
Canceled	(80,000)	$0.86	---	---
Expired	---	---	(1,323,581)	$1.00
Exercised	---	---	---	---
Outstanding at September 30, 2011	7,275,000	$0.48	15,369,281	$1.23

     Stock options and warrants exercisable at September 30, 2011, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	2.02	$0.11	$1.00	9,659,622	9,659,622	2.78	$1.00
$0.46	100,000	100,000.82		$0.46	$1.06	253,773	253,773	2.78	$1.06
$0.55	175,000	175,000	1.25	$0.55	$1.25	214,858	214,858	1.20	$1.25
$0.60	610,000	610,000	2.18	$0.60	$1.50	933,334	933,334	4.14	$1.50
$0.86	835,000	835,000	3.69	$0.86	$1.625	461,539	461,539	3.25	$1.625
$0.88	50,000	50,000	4.42	$0.88	$1.70	3,846,155	3,846,155	3.31	$1.70
$1.01	785,000	---	4.63	$1.01
$1.165	20,000	20,000	2.64	$1.165
$1.21	150,000	150,000	4.25	$1.21
$1.30	125,000	125,000	1.58	$1.30
$1.30	150,000	150,000	2.12	$1.30
$1.38	150,000	150,000	3.25	$1.38
$1.70	125,000	125,000	1.58	$1.70
	7,275,000	6,490,000				15,369,281	15,369,281
Outstanding Options			2.55	$0.48	Outstanding Warrants			2.99	$1.23
Exercisable Options			2.30	$0.41	Exercisable Warrants			2.99	$1.23

     As of September 30, 2011, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $3,106,300 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $3,106,300. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.83 closing stock price of the Common Stock on September 30, 2011. The total number of in-the-money options and warrants vested and exercisable as of September 30, 2011, was 4,885,000.

     The total intrinsic value of options exercised during the three months ended September, 2011, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options. The options were exercised on a cashless basis and no cash proceeds were received from the exercise of the stock options.

     The total fair value of options and warrants granted during the three months ended September 30, 2011, was approximately $477,673. The total grant-date fair value of option and warrant shares vested during the three months ended September 30, 2011, was approximately 15,894.

NOTE 12 – SUBSEQUENT EVENTS

     The Company has evaluated events and transactions that occurred subsequent to September 30, 2011 for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

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

     The following discussion summarizes the results of our operations for the three month period ended September 30, 2011, and compares those results to the three month period ended September 30, 2010. It also analyzes our financial condition at September 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2011, 2010 and 2009 and Notes to the financial statements, in our Form 10-K for the year ended June 30, 2011.

Overview

     Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on: (1) continuing the ramp up of production at our Summit silver-gold property located in New Mexico during the fourth calendar quarter of 2011, (2) conducting further studies on our Ortiz gold project located in New Mexico and (3) continuing to raise working capital for operating and administrative expenses.

     We commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, the mill facilities were placed into service and depreciation started to be recognized on the plant. The Company is in process of the final stages of ramping up full production from the Summit mine and increased throughput at the Banner Mill.

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

     The Company has incurred a net income of $702,862 for the three months ended September 30, 2011, and has a total accumulated deficit of $59,043,681and a working capital deficit of $12,403,042 at September 30, 2011, which includes non-cash derivative instrument liabilities aggregating $6,424,553 and deferred revenue of $3,159,612.

      The Company has increased revenue-generating operations during the current quarter as we ramp up to commercial production at our Summit mine site and attain full throughput at our Banner Mill. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full production and profitable operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available as needed, or if available, that its terms will be favorable or acceptable to the Company.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2011 and 2010

     Sales

     We had revenues of $2,550,724 for the three months ended September 30, 2011, as compared to $776,822 for the three months ended September 30, 2010. The increase of $1,773,902 is due to increased production at the Summit mine and related shipments of precious metals concentrate, flux material and the sale of refined gold. Sales for the current quarter consisted of concentrate sales of $894,019, flux material of $739,320 and refined gold of $917,385.

     The definitive gold sale agreement entered into on September 11, 2009 stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms per the definitive gold sale agreement, refined gold is purchased for delivery. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. The revenue component of $917,385 for the delivery of refined gold is comprised of $465,731 representing sales of gold at the fixed price of $400 per ounce, and $451,654 representing the realization of deferred revenue related to the upfront cash advance.

     Operating Costs and Expenses

     Costs applicable to sales aggregate $1,620,490 for the three months ended September 30, 2011, as compared to $395,087 for the three months ended September 30, 2010. The increase of $1,225,403 is attributable to the costs associated with the shipments of concentrate and flux material for smelting feedstock totaling $131,993 and the cost of purchasing refined gold of $1,093,410 in order to satisfy the delivery requirements of the definitive gold sale agreement. Of this amount, approximately $301,935 is non-recurring and attributable to the completion guarantee extension as discussed in NOTE 11 to the unaudited consolidated financial statements. The Summit project is in process of completing the development of its initial targets of full production. Costs applicable to sales are higher than normally expected until full production is attained. We anticipate these costs will decrease in relation to sales once as we achieve full production at the mine and corresponding full throughput at the mill site during the fourth calendar quarter of 2011.

     Exploration and mining costs were $528,954 for the three months ended September 30, 2011, as compared to $390,019 for the three months ended September 30, 2010, an increase of $138,935. The increase is attributable to expanding production operations at the Summit mine site, increased throughput at the Banner Mill and a corresponding decrease in capitalized payroll burden. The increase in costs is primarily comprised of: $137,778 related royalties; general mine and mill general operating costs of $36,876; repairs and maintenance aggregating $32,152; vehicle operating costs of $46,022 and resource and property taxes of $24,949. These increases were offset by decreases in labor burden classified to cost applicable to sales of $73,890; shop supplies aggregating $17,169; $22,776 related to exploration associated costs and property and casualty insurance of $18,741, which is classified in cost applicable to sales in the current period on measurement.

     General and administrative expenses increased to $910,116 for the three months ended September 30, 2011, from $765,084 for the comparative three month period ended September 30, 2010, an increase of $145,032. The increase is mainly attributable to legal fees of $72,712; financing costs of $85,000; consulting fees of $24,497; audit and accounting fees aggregating $37,891; costs associated with options and warrants of $75,357; insurance of $3,608; corporate filing fees of $5,073 and general office expenses of $14,739. These increases were offset by decreased expenses in the following areas: investor relations of $71,615 and corporate labor burden of $102,583. The decrease in labor burden is mainly attributable to a decrease of $100,543 attributable to employee stock grants recognized in the prior period of measurement.

     Depreciation and amortization expense increased to $658,407 for the quarter ended September 30, 2011, as compared to $572,157 for the quarter ended September 30, 2010, an increase of $86,250. The increase is attributable primarily to additional equipment purchased and put into service during the ramp up to achieve commercial production.

     Other Income and Expenses

     Other income and (expenses) for the three months ended September 30, 2011, were $1,872,232 as compared to $(2,606,181) for the comparable three months ended September 30, 2010. The increase in net other income of $4,478,413 is primarily attributable to the increase gain recognized on derivative instruments liability of $5,015,133. The increase was offset by increase in interest expense of $126,197; accretion of discounts on notes payable of $257,482 and a $152,587 loss on disposal of assets.

     The increase in interest expense was due primarily to interest of $125,000 on the five million dollar working capital loan that was placed in August 2011.

     Gain (Loss) on Derivative Financial Instruments

     We recognized a gain on derivative financial instruments of $2,887,760 for the three months ended September 30, 2011, as compared to a (loss) of $2,127,373 for the prior year’s comparable period, resulting in an increased gain of $5,015,133. The non-cash gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain for the three months ended September 30, 2011, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses until we reach profitable operations.

     As of September 30, 2011, we have cash and cash equivalents of $1,292,439, accounts receivable for product sales of $2,054,855, a working capital deficit of $12,403,042, which includes a non-cash financial derivative liability of $6,424,553 and deferred revenue of $3,159,612, and an accumulated deficit of $59,043,681.

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

     We continue to seek funding to advance our business plan and strategies. Historically, we have relied upon equity related financing to fund our deployment of our business plan. Currently we have no arrangements to borrow funds for working capital requirements. We will require additional funding to meet our corporate general and administrative commitments, to continue feasibility studies on our mineral properties and to initiate exploration programs. The Summit project is expected to achieve commercial production in the fourth quarter calendar year 2011. Beginning the first calendar quarter our operations for our remaining fiscal year 2012 will be funded mainly from anticipated sales of precious metals, the sale of our equity securities, possibly through the exercise of certain options and warrants and through additional financing facilities. We believe we will be able to finance our continuing future activities, although there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, future operations and liquidity may be adversely impacted. In the event that we are unable to obtain required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

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

     On January 20, 2010, the we entered into definitive security purchase agreements with 23 institutional investors (collectively, “Purchasers") to sell an aggregate of $10.0 million of units, each unit consisting of one Share and one-half of a Warrant to purchase a Share by way of a registered direct offering. Pursuant to the transaction, we sold to the Purchasers an aggregate of 7,692,310 Shares and Warrants to purchase up to 3,846,155 additional Shares. The Warrants are exercisable at an exercise price of $1.70 per share upon issuance and have a term of five years. In connection with the placement we issued 461,539 warrants to Placement Agents, exercisable at $1.625 per share and having a term of approximately 4.9 years. These Placement Agent warrants vested six months from the date of issuance. We received net proceeds from the offering of approximately $9,375,000, after deducting placement agent fees and other offering expenses.

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

     On December 29, 2010, we entered into a definitive security purchase agreements with three institutional investors to sell an aggregate of $2 million of units, each unit consisting of one share and one-half warrant per share to purchase a share by way of the placement. Under the agreement, we sold 1,666,668 shares and warrants to purchase 833,334 additional shares of our common stock. The warrants will be exercisable at an exercise price of $1.50 per share immediately upon the issuance of the stock and will expire five years from the date they are first exercisable. In connection with the transaction, we paid the Placement Agent a fee of $136,000 and issued 100,000 warrants exercisable at $1.50 per share which have an exercise period of approximately 3.92 years. The warrants are exercisable immediately after issuance. We received $1,864,001 net cash proceeds from the placement.

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

     On March 29, 2011, we amended the definitive gold sale agreement dated September 11, 2009. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, we agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $727,300 based upon the closing gold price on March 31, 2011. Under the terms of the amendment the delivery is to be made prior to June 30, 2011.

     On June 28, 2011, we entered into Amendment 2 for the definitive gold sale agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date we agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, we recorded an accrued liability of $773,850 for 700 ounces of gold based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter as a non-recurring component of costs applicable to sales.

     On August 2, 2011, we entered into a financing agreement for $5 million senior secured loan for working capital. The loan bears interest at 15% per annum payable in monthly installments in arrears. The loan has a term of six months and may be repaid at any time without penalty. The senior obligations are secured by a first priority lien on the stock of our subsidiaries and on liens covering substantially all of the assets of the Company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. In connection with the loan, we issued warrants to purchase 500,000 shares of our common stock. The warrants have an exercise price of $1.00 per share and a term of five years.

     We are actively exploring a number of financing options to procure funding necessary to repay the $5 million senior secured loan, to complete the $10 million Columbus Silver transaction and to provide additional working capital.

Factors Affecting Future Operating Results

     We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings in 2010 and the $5 million working capital facility in 2011, we plan to continue to raise capital as may be required to provide for operations on our various property sites, complete the Columbus Silver Corporation acquisition and repay the $5 million working capital facility. We plan to procure capital with a long term financing arrangements and/or equity placements. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

     We originally entered into a non-binding Memorandum of Understanding on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), pursuant to which the we will acquire all the outstanding shares of common stock of Columbus Silver in exchange for the Company’s common stock. The contemplated exchange ratio is one share of Santa Fe common stock for every 5.82515 shares of Columbus Silver’s common stock. It is contemplated that we would issue a total of 8,787,527 shares in the transaction, the value of which shares will be determined by the closing market price of the Company’s common stock on the effective closing date of the contemplated transaction. Following completion of the transaction, it is estimated we would be owned 91.37% by current Company shareholders and 8.63% by Columbus Silver shareholders. In accordance with the Memorandum of Understanding, we purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058. Proceeds of the issuance were used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. On January 27, 2011, we advanced $200,000 to Columbus Silver in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). In the event that either party to the MOU informs the other that it will not proceed with the Transaction, either the maker or the Holder will have the ability, by providing written notice to the other, to require that the Maker apply to the TSX Venture Exchange to have the entire outstanding principal amount and accrued unpaid interest of this Note paid in common shares of the Maker pursuant to Exchange Policy 4.3, Shares for Debt, or its successor policy or instrument. Currently the Company is negotiating a revocation of cease trade orders against the Company issued by the British Columbia and Ontario Securities Commission in 2003 after the Company did not make required regulatory filings. Until the cease trade orders are revoked, steps cannot be taken to consummate the proposed transaction by us.

     On September 6, 2011, the we entered into a Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which we have conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction currently valued at Cdn $9,977,285. Until closing of the transaction, we agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of December 2011 totals $513,716. The Memorandum of Understanding contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of the Company and Columbus Silver, stock exchange and regulatory approvals, Columbus Silver shareholder approval and the Company’s commitment of the required funding. If we do not notify Columbus Silver by November 30, 2011 that it has obtained a firm commitment for the required funding, Columbus Silver will have the option to terminate the acquisition.

Off-Balance Sheet Arrangements

     During the three months ended September 30, 2011, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of September 30, 2011. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for the year ended June 30, 2011, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

     As of September 30, 2011, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the year ended September 30, 2011 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - One; (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): -None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $690;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

(viii)	Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed as part of this report:

	31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

	32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ W. Pierce Carson
Dated: November 9, 2011	W. Pierce Carson,
Chief Executive Officer, President, Director
and Principal Accounting Officer