Form 10-Q
period 2011-12-31
Santa Fe Gold CORP
filed 2012-02-08
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
(Address of Principal Executive Offices)(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,760,510 shares outstanding as of February 8, 2012.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2011	2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,480,057	$172,531
Accounts receivable	1,769,830	2,230,605
Inventory	109,212	175,578
Marketable securities	176,241	97,260
Prepaid expenses and other current assets	801,287	279,064
Note receivable and accrued interest	207,511	-
Total Current Assets	6,544,138	2,955,038
MINERAL PROPERTIES	579,000	579,000

PROPERTY, PLANT AND EQUIPMENT, net of depreciation of $4,326,478 and $3,090,516, respectively	12,409,643	13,104,215
OTHER ASSETS:
Construction in process	11,096,009	8,427,113
Idle equipment, net	1,223,528	1,223,528
Note receivable and accrued interest	-	203,422
Restricted cash	231,716	410,374
Deferred financing costs	504,387	314,700
Total Other Assets	13,055,640	10,579,137
Total Assets	$32,588,421	$27,217,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,054,548	$1,090,907
Accrued liabilities	1,450,826	1,976,751
Derivative instrument liabilities	4,797,174	8,973,066
Current portion, notes payable, net of discount of $440,766 and $-0-, respectively	4,030,024	78,384
Current portion, capital leases	40,276	83,856
Senior subordinated convertible notes payable, net of discount of $12,819 and $-0-, respectively	437,181	-
Deferred revenue	3,159,612	3,611,266
Accrued interest payable	395,628	255,109
Total Current Liabilities	15,365,269	16,069,339
LONG TERM LIABILITIES:
Notes payable, net discount of $125,135 and $-0-, respectively	5,543,045	58,957
Capital leases, net of current portion	24,622	45,057
Senior secured convertible notes payable, net of discount of $-0- and $2,498,065, respectively	-	11,001,935
Senior subordinated convertible notes payable, net of discount of $-0- and $19,684, respectively	-	430,316
Asset retirement obligation	155,363	149,236
Total Liabilities	21,088,299	27,754,840
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 300,000,000 shares authorized; 108,294,412 and 94,744,412 shares issued and outstanding, respectively; Includes non-vested shares of 237,500 and 575,000, respectively	215,441	188,341
Additional paid in capital	72,764,515	59,021,550
Accumulated (deficit)	(61,558,017)	(59,746,543)
Accumulated other comprehensive income (loss)	78,183	(798)
Total Stockholders' Equity (Deficit)	11,500,122	(537,450)
	$32,588,421	$27,217,390

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
SALES	$1,918,495	$473,440	$4,469,219	$1,250,262

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	1,032,488	304,335	2,652,978	699,422
Exploration, mine and mill start up costs	713,067	682,378	1,242,021	1,072,397
General and administrative	920,470	726,456	1,692,160	1,491,540
Depreciation and amortization	658,312	575,844	1,316,719	1,148,001
Accretion of asset retirement obligation	4,000	-	6,127	-
	3,328,337	2,289,013	6,910,005	4,411,360
LOSS FROM OPERATIONS	(1,409,842)	(1,815,573)	(2,440,786)	(3,161,098)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	-	(152,587)	-
Interest income	2,336	1,930	5,085	6,438
Miscellaneous income(loss)	5,328	(1,166)	5,328	(2,471)
Gain (loss) on derivative instrument liabilities	(89,636)	(3,197,189)	2,798,124	(5,324,562)
Accretion of discounts on notes payable	(784,839)	(312,793)	(1,338,685)	(609,157)
Interest expense	(376,109)	(185,687)	(687,953)	(371,334)
	(1,242,920)	(3,694,905)	629,312	(6,301,086)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,652,762)	(5,510,478)	(1,811,474)	(9,462,184)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(2,652,762)	(5,510,478)	(1,811,474)	(9,462,184)

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	47,002	91,942	78,981	91,942

NET COMPREHENSIVE LOSS	$(2,605,760)	$(5,418,536)	$(1,732,493)	$(9,370,242)

Basic and Diluted Per Share data Net (Loss) - basic and diluted	$(0.03)	$(0.06)	$(0.02)	$(0.10)

Weighted Average Common Shares Outstanding: Basic and diluted	95,877,564	92,433,783	95,217,238	92,364,720

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,811,474)	$(9,462,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,316,719	1,148,001
Stock-based compensation	337,641	686,294
Accretion of discount on notes payable	1,338,686	609,157
Accretion of asset retirement obligation	6,127	-
(Gain) loss on derivative instrument liabilities	(2,798,124)	5,324,562
Loss on disposal of assets	152,587	-
Amortization of deferred financing costs	335,312	49,159
Net change in operating assets and liabilities:
Accounts receivable	460,775	(657,178)
Inventory	66,366	-
Prepaid expenses and other current assets	(522,223)	33,472
Accounts payable and accrued liabilities	(562,284)	69,604
Deferred revenue	(451,654)	(117,137)
Accrued interest payable	140,519	(9,680)
Net Cash Used in Operating Activities	(1,991,027)	(2,325,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	178,658	-
Proceeds from disposal of assets	25,000	-
Purchase of marketable securities	-	(98,058)
Notes receivable and accrued interest	(4,089)	-
Purchase of property, plant and equipment	(799,734)	(459,345)
Construction in progress	(2,668,896)	(1,758,614)
Net Cash Used in Investing Activities	(3,269,061)	(2,316,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	2,000,001
Proceeds from notes payable	15,105,119	77,306
Payments on notes payable	(5,103,490)	(139,634)
Payments on capital leases	(64,015)	(68,207)
Payment of financing costs	(1,370,000)	(136,000)
Net Cash Provided by Financing Activities	8,567,614	1,733,466

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,307,526	(2,908,481)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,531	5,540,130

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,480,057	$2,631,649

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$675,039	$529,873
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$6,750

Issuance of common stock for conversion of convertible notes payable	$13,432,424	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2011

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2011, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

     The Company had a net loss of $2,652,762 for the six months ended December 31, 2011, has a working capital deficit of $8,821,131, which includes a non-cash financial derivative liability of $4,797,174 and deferred revenue of $3,159,612, and has a total accumulated deficit of $61,558,017 at December 31, 2011. The Company generated revenues of $4,469,219 from the sales of precious metals in the six months ended December 31, 2011. To continue as a going concern, the Company is dependent upon an increased ramp up of production on the Company’s Summit mine site; increased throughput recovery of precious metals through the Banner mill; and continued fund raising for project development and working capital for operational and administrative expenses.

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

     Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation, accruals, derivative instrument liabilities, taxes and contingencies, which are discussed in the respective notes to the consolidated financial statements.

Marketable Securities

     Marketable securities are classified as available for sale and classified as current assets as they are subject to use within one year. The marketable securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

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

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2011, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

     The discount from the face value of debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

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

     The Company’s asset retirement obligation through December 31, 2011, is as follows:

Balance at June 30, 2011	$149,236
Accretion expense for the six months ended December 31, 2011	6,127
Balance at December 31, 2011	$155,363

Deferred Revenue

     Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash deposit of $4 million, plus it will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. The Company will also recognize the on-going production payments as revenue for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Current deferred revenue amounted to $3,159,612 at December 31, 2011.

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

Comprehensive Income (Loss)

     In addition to net (loss), comprehensive income (loss) includes all changes in equity during a period, such as cumulative unrealized changes in the fair value of marketable securities available for sale or other investments.

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

     Stock-based compensation costs recognized for the six months ended December 31, 2011 and 2010 amounted to $337,641 and $686,294, respectively.

Reclassifications

     Certain items in these consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”(“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement note disclosures.

      In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity (deficit). Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company’s adopted ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its results of operations, financial condition, or cash flows.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CONTEMPLATED ACQUISITION

      The Company entered into a non-binding Memorandum of Understanding (“MOU”) on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), pursuant to which the Company agreed to acquire all the outstanding shares of common stock of Columbus Silver in exchange for the Company’s common stock. In accordance with the Memorandum of Understanding, the Company purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058. Proceeds of the issuance were used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. Additionally on January 27, 2011, the Company advanced $200,000 to Columbus Silver in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with the MOU.

On September 6, 2011, the Company entered into a new Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which the Company conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction valued at $10 million. Until closing of the transaction, the Company agreed to provide advances for bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of December 2011 totaled $513,716.

     On December 15, 2011, the Company entered into definitive agreements governing the proposed acquisition of Columbus Silver in a transaction valued at approximately $10 million. The definitive agreement contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of the Company and Columbus Silver, stock exchange and regulatory approvals, and Columbus Silver shareholder approval. The Senior Secured Gold Stream Credit Agreement entered into on December 23, 2011 provides for a conditional $10 million facility earmarked for the acquisition of Columbus Silver and satisfies the financing requirement under the definitive agreement. Under certain circumstances listed in the definitive agreement in which the transaction is unable to consummate, the advances of $513,716 and note receivable of $207,511, including accrued interest, may not be refundable to the Company.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

     The following table provides the components of prepaid expenses and other current assets as of:

	December 31,	June 30,
	2011	2011
Supplies	$61,672	$69,643
Prepaid expenses	225,899	209,421
Advances to Columbus Silver	513,716	-
	$801,287	$279,064

NOTE 5 – INVENTORY

The following table provides the components of inventory as of:

	December 31,	June 30,
	2011	2011
Stockpiled ore	$0	$23,296
In-process material	2,990	24,281
Siliceous flux material	9,966	46,135
Precious metals concentrate	96,256	81,866
	$109,212	$175,578

NOTE 6 – NOTE RECEIVABLE

     On January 27, 2011, the Company advanced $200,000 to Columbus Silver Corporation (“Columbus Silver”) (TSXV: CSC) in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a non-binding Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). In the event that either party to the MOU informs the other that it will not proceed with the Transaction, either the maker or the holder will have the ability, by providing written notice to the other, to require that the maker apply to the TSX Venture Exchange to have the entire outstanding principal amount and accrued unpaid interest of this note paid in common shares of the maker. As of December 31, 2011, accrued interest receivable on the note receivable was $7,511.

NOTE 7- DERIVATIVE INSTRUMENT LIABILITIES

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

     On August 2, 2011, the Company secured a $5 million senior secured loan with Victory Park Capital Advisors, LLC (“Victory Park”), see NOTE 10. In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: (1) risk-free rate of interest of 1.23%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 86.79%, and (4) expected dividend yield of zero.

     The fair market value of the derivative instruments liabilities at December 31, 2011, was determined to be $4,797,174 with the following assumptions: (1) risk free interest rate of 0.01% to 0.73%, (2) remaining contractual life of 0.15 to 4.59 years, (3) expected stock price volatility of 50.52% to 85.13%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the six months ended December 31, 2011, of $2,798,124 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2011	December 31, 2011	December 31, 2011
Convertible Debentures:
Purchase Agreement Warrants	$5,712,913	$4,373,054	$1,339,859
Amendment 2 Warrants	332,387	114,273	218,114
Embedded Conversion Option	2,927,766	-	2,927,766
Stand alone warrants	--	309,847	(309,847)
Totals	$8,973,066	$4,797,174	4,175,892

Portion of derivative applied to Additional Paid-In Capital			(1,717,015)
Amount allocated to warrants at inception			339,247
			$2,798,124

The derivative liability is comprised of the following as of:

	December 31,	June 30,
	2011	2011
Current portion of derivative instruments liability	$4,797,174	$8,973,066
Long-term portion of derivative instruments liability	--	--
	$4,797,174	$8,973,066

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND DEBENTURES

Convertible Senior Subordinated Notes

     On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each. The notes have a term of 60 months, and at such time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest will accrue for 18 months from the date of closing. Interest on the outstanding principal balance will then be payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes will be automatically be converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

     At December 31, 2011, accrued interest due on the Senior Subordinated Convertible Notes was $6,375.

Senior Secured Convertible Subordinated Debentures

     On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor, Sulane Holdings, Inc., of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest on the outstanding principal balance is payable in quarterly installments, commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. The entire amount of principal and any unpaid interest will be due December 31, 2012. The investor may at any time convert unpaid principal and interest into shares of the Company’s common stock at the rate of $1.00 per share. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company received total advances under the agreement of $13,500,000, and the Company issued an aggregate of 6,750,000 warrants under the debenture advances. At December 31, 2011, accrued interest due on the Senior Secured Convertible Subordinated Debentures was $386,911, which was paid in early January 2012.

     On December 23, 2011, the Company issued 13,500,000 shares of its common stock in connection with the conversion of $13.5 million principal amount of its Senior Secured Convertible Debentures held by Sulane Holdings Inc., at a conversion price of $1.00 per share. The Company did not receive any cash proceeds in connection with the debt conversion.

     The components of the convertible notes payable and debentures are as follows:

December 31, 2011	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(12,819)	$437,181
Long-term portion, net of current	-	-	-

	$450,000	$(12,819)	$437,181

June 30, 2011	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(2,517,749)	11,432,251

	$13,950,000	$(2,517,749)	$11,432,251

Aggregate yearly maturities of long term debt based upon payment terms at December 31, 2011, are as follows:

2012	$450,000
Less: unamortized original discount	(12,819)
$437,181

NOTE 9 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver.

     Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. The Company will use the remaining net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project.

     The Credit Agreement provides for a 9% coupon and amortizes over a 30-month term (assuming both tranches are drawn) with an initial 6-month grace period during which the Company is not required to make any payments. As part of the transaction, the Company has agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property and, upon closing of the Columbus Silver transaction, the Mogollon property, to Waterton, see NOTE 13.

     Pursuant to a series of guarantees, security agreements, deeds of trust, a mortgage and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and on liens covering substantially all of the Company’s assets, with the exception of the Ortiz gold project, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. Existing creditor, Sandstorm Gold (Barbados) Ltd., executed an intercreditor agreement that provides for subordination of its security interests in favor of Waterton.

     The Credit Agreement calls for a fee of 1.5% of the gross amount borrowed to each of Global Hunter Securities and Source Capital Group, Inc. who are registered broker dealers and members of FINRA and SIPC. The fees are to be paid half upon closing of the first tranche of $10,000,000 and half upon closing of the second tranche of $10,000,000. No fees are payable in connection with the revolving credit facility of $5,000,000. Fees aggregating $300,000 were paid in relation to the closing of the first tranche for the quarter ended December 31, 2011. The outstanding amounts owed for the Senior Secured Gold Stream Credit Agreement, including discounts, are aggregated with Notes Payable for financial statement presentation, see NOTE 10.

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

     On August 2, 2011, the Company entered into a financing agreement for a $5 million senior secured loan for working capital. The loan bears interest at 15% per annum payable in monthly installments in arrears. The loan becomes due in six months from the anniversary date of the loan and the loan may be repaid at any time without penalty. The senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and first priority liens covering substantially all of the assets of the Company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share and a term of five years. The financing agreement was retired with proceeds from the December 23, 2011 Credit Agreement entered into by the Company, see NOTE 9.

     On September 30, 2011, the Company entered into an agreement to finance insurance premiums in the amount of $105,121 at an interest rate of 4.99% with equal payments due monthly beginning November 1, 2011 and continuing until September 1, 2012.

     The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at December 31, 2011 and June 30, 2011:

	December 31,
	2011	June 30, 2011
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012	$ 57,359	$ 109,502

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	--	5,777

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	4,686	7,635

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $7,276, including interest through September 2011	--	14,427

Financing contract on insurance premiums interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012	76,925	--

Senior Secured Gold Stream Credit Agreement, interest at 9% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013, net of discount of $565,901	9,434,099	--
Total Outstanding Notes Payable	9,573,069	137,341
Less: Current maturities	(4,030,024)	(78,384)
Obligations of notes payable due after one year	$5,543,045	$58,957

     The aggregate maturities for notes payable, including the Senior Secured Gold Stream Credit Agreement, as of December 31, 2011, is as follows:

Fiscal year ending June 30,
2012	$60,543
2013	9,632,977
2014	445,450
Less: unamortized discount	(565,901)
Total Outstanding Notes Payable	$9,573,069

NOTE 11 – CAPITAL LEASES

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

     Minimum future lease payments under capital leases, as of December 31, 2011, for each of the following years and in aggregate, are as follows:

Fiscal year ended June 30,
2012	$21,520
2013	43,041
2014	3,587
Total minimum lease payments	68,148

Amount representing interest	(3,250)

Present value of future minimum lease payments	64,898

Current portion of capital lease obligations	(40,276)

Obligations of capital leases due after one year	$24,622

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

Level 2: Inputs other than Level 1 which are observable, either directly or indirectly. For the Company, Level 2 inputs include assumptions such as estimated life; risk free rate and volatility estimates used in determining the fair values of the Company’s option and warrant securities issued derivative financial instruments.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The stock was purchased in accordance with a Memorandum of Understanding entered into on September 24, 2010 for the purpose of consummating a business combination. The Company’s derivative instruments consist of certain embedded features contained within its debt instruments and certain warrant contracts. The Company's derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of December 31, 2011 are as follows:

				December 31,
	Level 1	Level 2	Level 3	2011
Marketable securities	$176,241	---	---	$176,241

Other Assets:
Idle equipment, net	---	---	$1,223,528	1,223,528

Value of derivative instruments liability	---	---	4,797,174	4,797,174

     Idle equipment includes equipment associated with the mica project, for which the Company has ceased operations, and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the six months ended December 31, 2011.

NOTE 13 – COMMITMENTS

     On September 11, 2009, the Company entered into a definitive gold sale agreement with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The amount of payable gold can be reduced from 22% to 15% provided that within 36 months the Summit mine reaches certain performance levels in any consecutive 12 month period, in compliance with prefeasibility estimates, including 1) the rate of ore mined and processed must average 400 tons per day or more, and 2) payable gold production must exceed 11,500 ounces during such consecutive 12 month period. Sandstorm made an initial payment of $500,000 and on October 7, 2009 paid the remaining $3,500,000 balance of the upfront cash deposit. The Company will receive credit against the $4,000,000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits will be recognized as revenue in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

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

     On June 28, 2011, the Company entered into Amendment 2 for the definitive gold sale agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, in no event later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $773,850 for 700 ounces of gold based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter ended September 30, 2011 as a non-recurring component of costs applicable to sales.

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver. As part of the transaction, the Company has agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life of each mine subject to the agreement. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 definitive gold sale agreement. Upon closing of the Columbus Silver transaction, gold and silver subject to the agreement will also include all gold and silver originating from the Mogollon property. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement.

NOTE 14 – LEGAL MATTERS

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

NOTE 15- STOCKHOLDERS’ (DEFICIT) EQUITY

Issuances of Common Stock

     On December 23, 2011, 13,500,000 shares of common stock were issued in connection with the conversion of $13.5 million principal amount of its Senior Secured Convertible Debentures, at a conversion price of $1.00 per share. The Company did not receive any cash proceeds in connection with the debt conversion.

     On July 1, 2011, 50,000 shares of common stock were issued to a consultant for services, valued at $48,000 based on the closing market price on the date of the transaction.

     On July 1, 2011, the Company issued 337,500 shares of previously recorded vested stock grants to employees of the Company.

Issuances of Options

     During the six months ended December 31, 2011, the Company issued no new options and 95,000 options were cancelled.

Issuances of Warrants

     During the six months ended December 31, 2011, the Company issued 750,000 five year warrants at an exercise price of $1.00 and 1,323,581 warrants expired.

     Stock option and warrant activity, both within the 1989 stock Option Plan and the 2007 Equity incentive Plan and outside of these plans, for the six months ended December 31, 2011, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2011	7,355,000	$0.48	15,942,862	$1.22
Granted	---	---	750,000	$1.00
Canceled	(95,000)	$0.86	---	---
Expired	---	---	(1,323,581)	$1.00
Exercised	---	---	---	---
Outstanding at December 31, 2011	7,260,000	$0.48	15,369,281	$1.23

     Stock options and warrants exercisable at December 31, 2011, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	1.77	$0.11	$1.00	9,659,622	9,659,622	2.53	$1.00
$0.46	100,000	100,000	0.57	$0.46	$1.06	253,773	253,773	2.53	$1.06
$0.55	175,000	175,000	1.00	$0.55	$1.25	214,858	214,858	0.95	$1.25
$0.60	610,000	610,000	1.93	$0.60	$1.50	933,334	933,334	3.88	$1.50
$0.86	820,000	820,000	3.44	$0.86	$1.625	461,539	461,539	3.00	$1.625
$0.88	50,000	50,000	4.17	$0.88	$1.70	3,846,155	3,846,155	3.06	$1.70
$1.01	785,000	785,000	4.38	$1.01
$1.165	20,000	20,000	2.38	$1.165
$1.21	150,000	150,000	4.00	$1.21
$1.30	125,000	125,000	1.33	$1.30
$1.30	150,000	150,000	1.86	$1.30
$1.38	150,000	150,000	3.00	$1.38
$1.70	125,000	125,000	1.33	$1.70
	7,260,000	7,260,000				15,369,281	15,369,281

Outstanding Options			2.30	$0.48	Outstanding Warrants			2.73	$1.23
Exercisable Options			2.30	$0.48	Exercisable Warrants			2.73	$1.23

     As of December 31, 2011, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $3,884,900 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $3,884,900. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.97 closing stock price of the Common Stock on December 31, 2011. The total number of in-the-money options and warrants vested and exercisable as of December 31, 2011, was 5,755,000.

     The total intrinsic value of options exercised during the six months ended December 31, 2011, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

     The total fair value of options and warrants granted during the six months ended December 31, 2011, was approximately $477,673. The total grant-date fair value of option and warrant shares vested during the six months ended December 31, 2011, was approximately $15,894.

NOTE 16 – SUBSEQUENT EVENTS

     The Company has evaluated events and transactions that occurred subsequent to December 31, 2011 for possible disclosure or recognition in the consolidated financial statements. A listing of these items is included below.

     On January 3, 2012, the Company granted 75,000 five-year options at an exercise price of $0.95 per share, the market price at the date of grant, to each of the two outside directors.

     On January 9, 2012, the Company granted 350,000 five-year options to employees at an exercise price of $0.94 per share, the market price at the date of grant.

     On January 12, 2012, the Company issued 700,000 shares of its common stock at $1.00 per share pursuant to Regulation S of the Securities Act of 1933. In connection with the issuance the Company also issued 350,000 five-year warrants at an exercise price of $1.00 per share.

     On January 26, 2012, the Company granted 250,000 three-year warrants to an outside consultant at an exercise price of $1.25 per share.

     On January 30, 2012, an employee exercised 10,000 options at $0.86 per share, and 10,000 options at $1.01 per share, both on a cashless basis. Under the cashless basis exercise, 3,598 shares were issued.

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

     The following discussion summarizes the results of our operations for the three and six month periods ended December 31, 2011, and compares those results to the three and six month periods ended December 31, 2010. It also analyzes our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2011, 2010 and 2009 and Notes to the financial statements, in our Form 10-K for our fiscal year ended June 30, 2011.

Overview

     Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on: (1) continuing the ramp up of production at our Summit silver-gold property located in New Mexico during the first quarter of 2012, (2) conducting further studies on our Ortiz gold project located in New Mexico and (3) continuing to raise working capital for operating and administrative expenses.

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

     The Company had a net loss of $1,811,474 for the six months ended December 31, 2011, has a working capital deficit of $8,821,131 which includes a non-cash financial derivative liability of $4,797,174 and deferred revenue of $3,159,612 and has a total accumulated deficit of $61,558,617 at December 31, 2011.

     The Company has increased revenue-generating operations during the current six months as we ramp up to commercial production at our Summit mine site and attain full throughput at our Banner Mill. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full production and profitable operations are achieved. The Company, other than its current financing facilities, has no additional commitment from any party to provide additional working capital should it be required and there is no assurance that such funding will be available as needed, or if available, that its terms will be favorable or acceptable to the Company.

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

     The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants that are accounted for as a derivative instrument liability, we determined the fair value of these warrants using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the warrants. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our consolidated financial statements.

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2011 and 2010

     Sales

     We had revenues of $1,918,495 for the three months ended December 31, 2011, as compared to $473,440 for the three months ended December 31, 2010. The increase of $1,445,055 is due to increased production at the Summit mine and related shipments of precious metals concentrate, flux material and the sale of refined gold. Sales for the current quarter consisted of concentrate sales of $978,323, flux material of $940,172 and refined gold of $-0-.

     The definitive gold sale agreement entered into on September 11, 2009 stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms per the definitive gold sale agreement, refined gold is purchased for delivery. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. There was no revenue related to the delivery of refined gold during the quarter.

     Operating Costs and Expenses

     Costs applicable to sales aggregate $1,032,488 for the three months ended December 31, 2011, as compared to $304,335 for the three months ended December 31, 2010. The increase of $728,153 is attributable to the costs associated with the shipments of concentrate and flux material for smelting feedstock totaling $641,802 and the accrual of costs for purchasing refined gold of $86,351 in order to satisfy the delivery requirements of the definitive gold sale agreement. The Summit project is in the process of completing the development of its initial targets of full production. Costs applicable to sales are higher than normally expected until full production is attained. We anticipate these costs will decrease in relation to sales once we achieve full production at the mine and corresponding full throughput at the mill site during the first calendar quarter of 2012.

     Exploration, mine and mill start up costs were $713,067 for the three months ended December 31, 2011, as compared to $682,378 for the three months ended December 31, 2010, an increase of $30,689. The increase is attributable to expanding production operations at the Summit mine site and a related increase in the throughput at the Banner Mill The increase in costs is primarily comprised of: $42,099 related royalties; mine and mill general operating costs of $83,675; repairs and maintenance aggregating $136,964; shop supplies aggregating $19,511 and property taxes of $24,323. These increases were offset by decreases in labor burden of $195,208; property and casualty insurance of $50,770; and exploration costs of $12,600. The decreases in labor burden and property and casualty insurance are a direct result of the ramp up of shipments and corresponding classification of these expenses to costs applicable to sales during the current quarter.

     General and administrative expenses increased to $920,470 for the three months ended December 31, 2011, from $726,456 for the comparative three month period ended December 31, 2010, an increase of $194,014. The increase is mainly attributable to legal fees of $74,885; financing costs of $271,155 and investor relations of $26,154. These increases were offset by decreased expenses in the following areas: costs associated with stock-based compensation of $162,715 and corporate filing fees of $22,442 which were related to Security and Exchange Commission filings. The increase in legal fees was mainly related to the on-going Columbus Silver acquisition, Ortiz litigation and bridge financing facility.

     Depreciation and amortization expense increased to $658,312 for the quarter ended December 31, 2011, as compared to $575,844 for the quarter ended December 31, 2010, an increase of $82,468. The increase is attributable primarily to additional equipment put into service during the ramp up to achieve commercial production and additional equipment purchased and placed into service.

     Other Income and Expenses

     Other income and (expenses) for the three months ended December 31, 2011, were $(1,242,920) as compared to $(3,694,905) for the comparable three months ended December 31, 2010. The decrease in net other expenses of $2,451,985 is primarily attributable to the decrease loss recognized on derivative instruments liability of $3,107,553. The decrease was offset by increase in interest expense of $190,422 and accretion of discounts on notes payable of $472,046.

     The increase in interest expense was due primarily to interest on the five million dollar working capital bridge loan that was placed in August 2011 and retired in December 2011.

     Gain (Loss) on Derivative Financial Instruments

     We recognized a loss on derivative financial instruments of $89,636 for the three months ended December 31, 2011, as compared to a loss of $3,197,189 for the prior year’s comparable period, resulting in a decreased loss of $3,107,553. The non-cash decreased loss arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative loss for the three months ended December 31, 2011, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Six Months Ended December 31, 2011 and 2010

     Sales

     We had revenues of $4,469,219 for the six months ended December 31, 2011, as compared to $1,250,262 for the six months ended December 31, 2010. The increase of $3,218,957 is due to increased production at the Summit mine and related shipments of precious metals concentrate, flux material and the sale of refined gold. Sales for the current six months consisted of concentrate sales of $1,872,343, flux material of $1,679,491 and refined gold of $917,385.

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

     Operating Costs and Expenses

     Costs applicable to sales aggregate $2,652,978 for the six months ended December 31, 2011, as compared to $699,422 for the six months ended December 31, 2010. The increase of $1,953,556 is attributable to the costs associated with the shipments of concentrate and flux material for smelting feedstock totaling $773,795 and the cost of purchasing refined gold of $1,179,762 in order to satisfy the delivery requirements of the definitive gold sale agreement. Of this amount, approximately $301,935 is non-recurring and attributable to the completion guarantee extension as discussed in NOTE 13 to the unaudited consolidated financial statements. The Summit project is in process of completing the development of its initial targets of full production. Costs applicable to sales are higher than normally expected until full production is attained. We anticipate these costs will decrease in relation to sales once as we achieve full production at the mine and corresponding full throughput at the mill site during the first calendar quarter of 2012.

     Exploration, mine and mill start up costs were $1,242,021 for the six months ended December 31, 2011, as compared to $1,072,397 for the six months ended December 31, 2010, an increase of $169,624. The increase is attributable to expanding production operations at the Summit mine site and a related increase in the throughput at the Banner Mill. The increase in costs is primarily comprised of: $179,877 related royalties; general mine and mill general operating costs of $120,551; repairs and maintenance aggregating $215,138 and property taxes of $39,732. These increases were offset by decreases in labor burden of $276,550; property and casualty insurance of $69,510 and exploration costs of $27,791. The decreases in labor burden and property and casualty insurance are a direct result of the ramp up of shipments and corresponding classification of these expenses to costs applicable to sales during the current six month period.

     General and administrative expenses increased to $1,692,160 for the six months ended December 31, 2011, from $1,491,540 for the comparative six month period ended December 31, 2010, an increase of $200,620. The increase is mainly attributable to legal fees of $147,597; financing costs of $356,155; consulting fees of $32,517; audit and accounting fees of $25,544 and increased costs of our subsidiaries of $15,986. These increases were offset by decreased expenses in the following areas: costs associated with stock-based compensation of $348,651 and corporate filing fees of $17,369 which were related to Security and Exchange Commission filings.

     Depreciation and amortization expense increased to $1,316,719 for the six months ended December 31, 2011, as compared to $1,148,001 for the six months ended December 31, 2010, an increase of $168,718. The increase is attributable primarily to additional equipment put into service during the ramp up to achieve commercial production and additional equipment purchased and placed into service.

Other Income and Expenses

     Other income and (expenses) for the six months ended December 31, 2011, were 629,312 as compared to $(6,301,086) for the comparable six month ended December 31, 2010. The increase in net other income of $6,930,398 is primarily attributable to the increase gain recognized on derivative instruments liability of $8,122,686. The increase was offset by increases in interest expense of $316,619; accretion of discounts on notes payable of $729,528 and a loss on disposal of assets of $152,587.

     The increase in interest expense was due primarily to interest on the five million dollar working capital bridge loan that was placed in August 2011 and retired in December 2011.

Gain (Loss) on Derivative Financial Instruments

     We recognized a gain on derivative financial instruments of $2,798,124 for the six months ended December 31, 2011, as compared to a (loss) of $(5,324,562) for the prior year’s comparable period, resulting in a increased gain of $8,122,686. The non-cash increased gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain for the six months ended December 31, 2011, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Liquidity and Capital Resources

     To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses until we reach profitable operations.

     As of December 31, 2011, we have cash and cash equivalents of $3,480,057, accounts receivable for product sales of $1,769,830, a working capital deficit of $8,821,131, which includes a non-cash financial derivative liability of $4,797,174 and deferred revenue of $3,159,612, and an accumulated deficit of $61,558,017.

     We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

     We continue to seek funding to advance our business plan and strategies. Historically, we have relied upon equity related financing to fund our deployment of our business plan. We will require additional funding to meet our corporate general and administrative commitments over and above our current financing facilities to continue feasibility studies on our mineral properties and to initiate exploration programs until we reach profitability. The Summit project is expected to achieve commercial production in the first quarter calendar year 2012. Currently our operations for our remaining fiscal year 2012 will be funded mainly from anticipated sales of precious metals, our current financing facilities, the sale of our equity securities, possibly through the exercise of certain options and warrants, and through additional financing facilities as required. We believe we will be able to finance our continuing future activities as required, although there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, future operations and liquidity may be adversely impacted. In the event that we are unable to obtain required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

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

     On December 29, 2010, we entered into a definitive security purchase agreements with three institutional investors to sell an aggregate of $2 million of units, each unit consisting of one share and one-half warrant per share to purchase a share by way of the placement. Under the agreement, we sold 1,666,668 shares and warrants to purchase 833,334 additional shares of our common stock. The warrants will be exercisable at an exercise price of $1.50 per share immediately upon the issuance of the stock and will expire five years from the date they are first exercisable. In connection with the transaction, we paid the placement agent a fee of $136,000 and issued 100,000 warrants exercisable at $1.50 per share which have an exercise period of approximately 3.92 years. The warrants are exercisable immediately after issuance. We received $1,864,001 net cash proceeds from the placement, after deducting placement agent fees and other offering expenses.

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

     On March 29, 2011, we amended the definitive gold sale agreement dated September 11, 2009. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. In exchange for the amended completion guarantee date, we agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $727,300 based upon the closing gold price on March 31, 2011. Under the terms of the amendment the delivery was to be made prior to June 30, 2011.

     On June 28, 2011, we entered into Amendment 2 for the definitive gold sale agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date we agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, but no later than October 15, 2011. Based upon the sale terms of the agreement, we recorded an accrued liability of $773,850 for 700 ounces of gold based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter ended September 30, 2011 as a non-recurring component of costs applicable to sales.

     On August 2, 2011, we entered into a financing agreement for $5 million senior secured bridge loan for working capital. The loan charged interest at 15% per annum payable in monthly installments in arrears. The loan covered a term of six months with the ability to be repaid at any time without penalty. The senior obligations were secured by a first priority lien on the stock of our subsidiaries and on liens covering substantially all of the assets of the Company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. In connection with the loan, we issued warrants to purchase 500,000 shares of our common stock. The warrants have an exercise price of $1.00 per share and a term of five years. The financing agreement was retired in conjunction with proceeds from the Senior Secured Gold Stream Credit Agreement consummated on December 23, 2011.

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, we closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver.

     Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. We will use the remaining net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project.

      The Credit Agreement provides for a 9% coupon and amortizes over a 30-month term (assuming both tranches are drawn) with an initial 6-month grace period during which the Company is not required to make any payments. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life of each mine subject to the agreement. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 definitive gold sale agreement. Upon closing of the Columbus Silver transaction, gold and silver subject to the agreement will also include all gold and silver originating from the Mogollon property. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce of gold and $0.07 per ounce of silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement.

     On December 23, 2011, we issued 13,500,000 shares of our common stock in connection with the conversion of $13.5 million principal amount of its Senior Secured Convertible Debentures at a conversion price of $1.00 per share. We did not receive any cash proceeds in connection with the debt conversion.

Factors Affecting Future Operating Results

     We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings in 2010 and the $5 million working capital facility in 2011, we placed the $25 million Credit Agreement in December 2011. The first tranche of Credit Agreement was used to retire the Company’s $5 million, 15% senior secured bridge loan and for working capital purposes. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver.

     We plan to procure capital with long term financing arrangements and/or equity placements as required. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites.

     We originally entered into a non-binding Memorandum of Understanding (“MOU”) on September 24, 2010 with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”), pursuant to which we agreed to acquire all the outstanding shares of common stock of Columbus Silver in exchange for the Company’s common stock. In accordance with the Memorandum of Understanding, we purchased 1,000,000 shares of Columbus Silver common stock on October 28, 2010 in a private placement valued at $98,058. Proceeds of the issuance were used by Columbus Silver as bridge financing for operational expenses through December 31, 2010. Additionally on January 27, 2011, we advanced $200,000 to Columbus Silver in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with the MOU.

     On September 6, 2011, the we entered into a new Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which we conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction valued at $10 million. Until closing of the transaction, we agreed to provide advances for bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of December 2011 totaled $513,716.

     On December 15, 2011, we entered into definitive agreements governing the proposed acquisition of Columbus Silver in a transaction valued at approximately $10 million. The definitive agreement contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. In addition, the proposed transactions are subject to the final approval of the boards of directors of the Company and Columbus Silver, stock exchange and regulatory approvals, and Columbus Silver shareholder approval. The Senior Secured Gold Stream Credit Agreement entered into on December 23, 2011 provides for a conditional $10 million facility earmarked for the acquisition of Columbus Silver and satisfies the financing requirement under the definitive agreement. Under certain circumstances listed in the definitive agreement in which the transaction is unable to consummate, the advances of $513,716 and note receivable of $207,511, including accrued interest, may not be refundable to the Company.

Off-Balance Sheet Arrangements

     During the three months ended December 31, 2011, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of December 31, 2011. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for our year fiscal ended June 30, 2011, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

     As of December 31, 2011, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On December 23, 2011, the Company issued 13,500,000 shares of its common stock in connection with the conversion of $13.5 million principal amount of its Senior Secured Convertible Debentures at a conversion price of $1.00 per share. The Company did not receive any cash proceeds in connection with the debt conversion

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the six months ended December 31, 2011 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - Two; (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $1,033;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

(viii)	Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ W. Pierce Carson
Dated: February 8, 2012	W. Pierce Carson,
Chief Executive Officer, President, Director
and Principal Accounting Officer