Form 10-Q
period 2012-03-31
Santa Fe Gold CORP
filed 2012-05-09
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Larger accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
109,000,030 shares outstanding as of May 7, 2012.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2012	2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$597,871	$172,531
Accounts receivable	2,649,654	2,230,605
Inventory	140,970	175,578
Marketable securities	190,642	97,260
Prepaid expenses and other current assets	1,356,022	279,064
Note receivable and accrued interest	209,533	-
Total Current Assets	5,144,692	2,955,038

MINERAL PROPERTIES	579,000	579,000

PROPERTY, PLANT AND EQUIPMENT, net of depreciation of $4,994,932 and $3,090,516, respectively	12,403,235	13,104,215

OTHER ASSETS:
Construction in process	12,577,447	8,427,113
Idle equipment, net	1,223,528	1,223,528
Note receivable and accrued interest	-	203,422
Restricted cash	230,716	410,374
Deferred financing costs	479,307	314,700
Total Other Assets	14,510,998	10,579,137
Total Assets	$32,637,925	$27,217,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,200,052	$1,090,907
Accrued liabilities	1,729,125	1,976,751
Derivative instrument liabilities	3,495,452	8,973,066
Current portion, notes payable, net of discount of $410,316 and $-0-, respectively	6,641,766	78,384
Current portion, capital leases	40,877	83,856
Senior subordinated convertible notes payable, net of discount of $9,252 and $-0-, respectively	440,748	-
Deferred revenue	2,855,824	3,611,266
Accrued interest payable	10,063	255,109
Total Current Liabilities	16,413,907	16,069,339

LONG TERM LIABILITIES:
Notes payable, net discount of $50,479 and $-0-, respectively	3,006,335	58,957
Capital leases, net of current portion	14,162	45,057
Senior secured convertible notes payable, net of discount of $-0- and $2,498,065, respectively	-	11,001,935
Senior subordinated convertible notes payable, net of discount of $-0- and $19,684, respectively	-	430,316
Asset retirement obligation	155,363	149,236
Total Liabilities	19,589,767	27,754,840

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 300,000,000 shares authorized; 109,000,030 and 94,744,412 shares issued and outstanding, respectively; Includes non-vested granted shares of 237,500 and 575,000, respectively	217,525	188,341
Additional paid in capital	73,759,989	59,021,550
Accumulated (deficit)	(61,021,940)	(59,746,543)
Accumulated other comprehensive income (loss)	92,584	(798)
Total Stockholders' Equity (Deficit)	13,048,158	(537,450)
Total Liabilities and Stockholders' Equity (Deficit)	$32,637,925	$27,217,390

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
SALES	$3,675,293	$2,894,007	$8,144,512	$4,144,269

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	1,623,592	1,604,449	4,276,570	2,303,871
Exploration, mine and mill start up costs	1,001,225	597,266	2,243,246	1,669,663
General and administrative	802,356	679,757	2,494,516	2,171,297
Depreciation and amortization	668,454	577,857	1,985,173	1,725,858
Accretion of asset retirement obligation	-	-	6,127	-
Total Operating Costs and Expenses	4,095,627	3,459,329	11,005,632	7,870,689
LOSS FROM OPERATIONS	(420,334)	(565,322)	(2,861,120)	(3,726,420)

OTHER INCOME (EXPENSE):
(Loss) on disposal of assets	-	-	(152,587)	-
Interest income	2,662	2,750	7,747	9,188
Miscellaneous income	-	2,485	5,328	14
Gain (loss) on derivative instrument liabilities	1,301,722	4,425,628	4,099,846	(898,934)
Accretion of discounts on notes payable	(108,673)	(322,782)	(1,447,358)	(931,939)
Interest expense	(239,300)	(180,457)	(927,253)	(551,791)
Total Other Income (Expense)	956,411	3,927,624	1,585,723	(2,373,462)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	536,077	3,362,302	(1,275,397)	(6,099,882)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	536,077	3,362,302	(1,275,397)	(6,099,882)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities	14,401	(25,102)	93,382	66,840

COMPREHENSIVE INCOME (LOSS)	$550,478	$3,337,200	$(1,182,015)	$(6,033,042)

Basic and Diluted Per Share data
Net Earnings (Loss) - basic and diluted	$0.00	$0.04	$(0.01)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic and diluted	108,675,592	94,126,551	99,670,730	92,943,423

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,275,397)	$(6,099,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,985,173	1,725,858
Stock-based compensation	635,199	864,965
Accretion of discount on notes payable	1,447,358	931,939
Accretion of asset retirement obligation	6,127	-
(Gain) loss on derivative instrument liabilities	(4,099,846)	898,934
Loss on disposal of assets	152,587	-
Amortization of deferred financing costs	360,393	73,738
Net change in operating assets and liabilities:
Accounts receivable	(419,049)	(2,783,632)
Inventory	34,608	-
Prepaid expenses and other current assets	(1,076,958)	(109,951)
Accounts payable and accrued liabilities	(138,481)	1,649,185
Deferred revenue	(755,442)	(195,326)
Accrued interest payable	(245,046)	209,104
Net Cash Used in Operating Activities	(3,388,774)	(2,835,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	179,658	-
Proceeds from disposal of assets	25,000	-
Purchase of marketable securities	-	(98,058)
Notes receivable and accrued interest	(6,111)	(201,400)
Purchase of property, plant and equipment	(1,461,780)	(862,720)
Construction in progress	(4,150,334)	(2,737,147)
Net Cash Used in Investing Activities	(5,413,567)	(3,899,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	700,000	2,000,001
Proceeds from notes payable	15,105,120	77,306
Payments on notes payable	(5,133,565)	(170,400)
Payments on capital leases	(73,874)	(103,013)
Payment of private placement fees	-	(136,000)
Payment of financing costs	(1,370,000)	-
Net Cash Provided by Financing Activities	9,227,681	1,667,894

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	425,340	(5,066,499)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,531	5,540,130

CASH AND CASH EQUIVALENTS, END OF PERIOD	$597,871	$473,631

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (Includes $153,965 capitalized interest)	$1,319,807	$558,331
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$48,000	$16,550

Issuance of common stock for conversion of convertible notes payable	$13,432,424	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

            The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

            The Company had a net loss of $1,275,397 for the nine months ended March 31, 2012, has a working capital deficit of $11,269,215, which includes a non-cash financial derivative liability of $3,495,452 and deferred revenue of $2,855,824, and has a total accumulated deficit of $61,021,940 at March 31, 2012. The Company generated revenues of $8,144,512 from the sales of precious metals in the nine months ended March 31, 2012. To continue as a going concern, the Company is dependent upon an increased ramp up to full production on the Company’s Summit mine site; increased throughput recovery of precious metals through the Banner mill; and continued fund raising for project development and working capital for operational and administrative expenses. Effective April 1, 2012, will be the beginning of commercial production at the Summit mine. The Company expects to ramp up to full production levels during the remainder of 2012 and anticipates increases in both tonnage and ore grades.

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

Fair Value Measurements

            The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2012, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

            The Company’s asset retirement obligation through March 31, 2012, is as follows:

Balance at June 30, 2011	$149,236
Accretion expense for the nine months ended March 31, 2012	6,127
Balance at March 31, 2012	$155,363

Deferred Revenue

            Deferred revenue represents a cash advance made under a definitive gold sale agreement to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the agreement, the Company received an upfront cash deposit of $4 million, plus it will receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. The upfront cash advance will be amortized by the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. The Company will also recognize the on-going production payments as revenue for gold delivered pursuant to the agreement. Deferred revenue on the Company’s balance sheet is categorized as current if the Company expects to recognize such revenue within the following twelve months. Current deferred revenue amounted to $2,855,824 at March 31, 2012.

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

Comprehensive Income (Loss)

            In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as cumulative unrealized changes in the fair value of marketable securities available for sale or other investments.

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

             Stock-based compensation costs recognized for the nine months ended March 31, 2012 and 2011 amounted to $635,199 and $864,965, respectively.

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

            On September 6, 2011, the Company entered into a new Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which the Company conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction valued at $10 million. Until closing of the transaction, the Company agreed to provide advances for bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of March 2012 totaled $827,716.

            On December 15, 2011, the Company entered into definitive agreements governing the proposed acquisition of Columbus Silver in a transaction valued at approximately $10 million. The definitive agreement contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. Canadian regulatory approvals have been obtained, and the termination date within the definitive agreement to complete the proposed acquisition is May 31, 2012, unless mutually extended by both parties. On March 22, 2012, Columbus Silver reported that their shareholders approved the motion for the sale of Columbus Silver by a significant margin. In addition, the proposed transactions are subject to the Company arranging the necessary financing and to the final approval of the boards of directors of the Company and Columbus Silver. The Senior Secured Gold Stream Credit Agreement entered into on December 23, 2011 provides for a conditional $10 million facility earmarked for the acquisition of Columbus Silver and satisfies the financing requirement under the definitive agreement. The provisions of the Senior Secured Gold Stream Agreement require the Company to secure additional financing in order to drawdown on the $10 million facility. In the event the transaction is unable to consummate due to failure to arrange the additional financing, the advances of $827,716 and note receivable of $209,533, including accrued interest, may not be refundable to the Company.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

            The following table provides the components of prepaid expenses and other current assets as of:

	March 31,	June 30,
	2012	2011
Supplies	$64,783	$69,643
Prepaid expenses	256,435	209,421
Advances to Columbus Silver	827,716	-
Columbus Silver acquisition costs	207,088	-
	$1,356,022	$279,064

NOTE 5 – INVENTORY

            The following table provides the components of inventory as of:

	March 31,	June 30,
	2012	2011
Stockpiled ore	$0	$23,296
In-process material	0	24,281
Siliceous flux material	2,794	46,135
Precious metals concentrate	138,176	81,866
	$140,970	$175,578

NOTE 6 – NOTE RECEIVABLE

            On January 27, 2011, the Company advanced $200,000 to Columbus Silver Corporation (“Columbus Silver”) (TSXV: CSC) in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a non-binding Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). Under certain circumstances listed in the definitive agreement dated December 15, 2011 in which the transaction is unable to consummate, the note receivable of $209,533, including accrued interest, may not be refundable to the Company. As of March 31, 2012, accrued interest receivable on the note receivable was $9,533.

NOTE 7- DERIVATIVE INSTRUMENT LIABILITIES

            On December 30, 2010, in connection with the registered direct offering to three institutional investors for 1,666,668 shares of the Company’s common stock, the Company issued 833,334 five year warrants giving the holders the right to purchase common stock at $1.50 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants under the placement at the time of issuance was determined to be $669,372 with the following assumptions: risk-free rate of interest of 2.01%, expected life of 5.0 years, expected stock price volatility of 79.51%, and expected dividend yield of zero. The private placement was subject to the issuance of 100,000 warrants to the placement agent, exercisable at $1.50 per share and has an exercise period of approximately 3.92 years. The warrants are exercisable immediately after issuance. Using the Black-Scholes option pricing model, the fair market value of the placement agent warrants under the placement at the time of issuance was determined to be $62,614 with the following assumptions: risk-free rate of interest of 1.47%, expected life of 3.92 years, expected stock price volatility of 68.65%, and expected dividend yield of zero.

            On August 2, 2011, the Company secured a $5 million senior secured loan with Victory Park Capital Advisors, LLC (“Victory Park”), see NOTE 10. In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: risk-free rate of interest of 1.23%, expected life of 5.0 years, expected stock price volatility of 86.79%, and expected dividend yield of zero.

            The fair market value of the derivative instruments liabilities at March 31, 2012, was determined to be $3,495,452 with the following assumptions: risk free interest rate of 0.16% to 0.87%, remaining contractual life of 0.58 to 4.34 years, expected stock price volatility of 53.93% to 71.25%, and expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the nine months ended March 31, 2012, of $4,099,846 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	June 30, 2011	March 31, 2012	March 31, 2012
Convertible Debentures:
Purchase Agreement Warrants	$5,712,913	$3,495,452	$2,217,461
Amendment 2 Warrants	332,387	-	332,387
Embedded Conversion Option	2,927,766	-	2,927,766
Totals	$8,973,066	$3,495,452	5,477,614

Portion of derivative applied to Additional Paid-In Capital			(1,717,015)
Amount allocated to warrants at inception			339,247
			$4,099,846

            The derivative liability is comprised of the following as of:

	March 31,	June 30,
	2011	2011
Current portion of derivative instruments liability	$3,495,452	$8,973,066
Long-term portion of derivative instruments liability	--	--
	$3,495,452	$8,973,066

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

            At March 31, 2012, accrued interest due on the Senior Subordinated Convertible Notes was $6,292.

Senior Secured Convertible Subordinated Debentures

            On December 21, 2007, the Company entered into definitive agreements for the placement with a single investor, Sulane Holdings, Inc., of a 7% Senior Secured Convertible Debenture in the amount of $13,500,000. Proceeds from the debenture were issued in accordance with a pre-determined funding schedule related to the Summit project’s anticipated construction requirements. The term of the debenture is 60 months, at the end of which time all remaining principal and interest shall be due. The debenture bears interest at the rate of 7% per annum. Interest on the outstanding principal balance is payable in quarterly installments, commencing on July 1, 2009. Interest may be paid in cash or stock at the investor’s election. The entire amount of principal and any unpaid interest will be due December 31, 2012. The investor may at any time convert unpaid principal and interest into shares of the Company’s common stock at the rate of $1.00 per share. In connection with the transaction, for every $2.00 of the original principal amount of the debenture, the investor will receive a warrant to purchase one share of common stock at a price of $1.00. The warrants are exercisable from July 1, 2010 to December 31, 2014. The Company received total advances under the agreement of $13,500,000, and the Company issued an aggregate of 6,750,000 warrants under the debenture advances. In early January 2012 all accrued interest due on the Senior Secured Convertible Subordinated Debentures was paid in full.

            On December 23, 2011, the Company issued 13,500,000 shares of its common stock in connection with the conversion of $13.5 million principal amount of its Senior Secured Convertible Debentures held by Sulane Holdings Inc., at a conversion price of $1.00 per share. The Company did not receive any cash proceeds in connection with the debt conversion.

            The components of the convertible notes payable and debentures are as follows:

March 31, 2012	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(9,252)	$440,748
Long-term portion, net of current	-	-	-
	$450,000	$(9,252)	$440,748

June 30, 2011	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(2,517,749)	11,432,251
	$13,950,000	$(2,517,749)	$11,432,251

            Aggregate yearly maturities of long term debt based upon payment terms at March 31, 2012, are as follows:

2012	$450,000
Less: unamortized original discount	(9,252)
$440,748

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

            Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. The Company is utilizing the remaining net proceeds for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project.

            The Credit Agreement provides for a 9% coupon and amortizes over a 30-month term (assuming both tranches are drawn) with an initial 6-month grace period during which the Company is not required to make any payments. As part of the transaction, the Company has agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton, see NOTE 13.

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

            The Credit Agreement calls for a fee of 1.5% of the gross amount borrowed to each of Global Hunter Securities and Source Capital Group, Inc. who are registered broker dealers and members of FINRA and SIPC. The fees are to be paid half upon closing of the first tranche of $10,000,000 and half upon closing of the second tranche of $10,000,000. No fees are payable in connection with the revolving credit facility of $5,000,000. Fees aggregating $300,000 were paid in relation to the closing of the first tranche for the quarter ended December 31, 2011. The outstanding amounts owed for the Senior Secured Gold Stream Credit Agreement, including discounts, are aggregated with Notes Payable for financial statement presentation; see NOTE 10.

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

           On August 2, 2011, the Company entered into a financing agreement for a $5 million senior secured loan for working capital. The loan bears interest at 15% per annum payable in monthly installments in arrears. The loan becomes due in six months from the anniversary date of the loan and the loan may be repaid at any time without penalty. The senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and first priority liens covering substantially all of the assets of the Company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share and a term of five years. The financing agreement was retired with proceeds from the December 23, 2011 Credit Agreement entered into by the Company; see NOTE 9.

            On September 30, 2011, the Company entered into an agreement to finance insurance premiums in the amount of $105,121 at an interest rate of 4.99% with equal payments due monthly beginning November 1, 2011 and continuing until September 1, 2012.

            The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
	(Unaudited)
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $ 63,094, including interest through August 2012	$57,359	$109,502

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011	--	5,777

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012	3,159	7,635

Financing contract on insurance premiums interest at 6.99%, payable in 11 monthly installments of $7,276, including interest through September 2011	--	14,427

Financing contract on insurance premiums interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012	48,378	--

Senior Secured Gold Stream Credit Agreement, interest at 9% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013, net of discount of $460,795	9,539,205	--

Total Outstanding Notes Payable	9,648,101	137,341
Less: Current maturities	(6,641,766)	(78,384)
Obligations of notes payable due after one year	$3,006,335	$58,957

            The aggregate maturities for notes payable, including the Senior Secured Gold Stream Credit Agreement, as of March 31, 2012, is as follows:

Fiscal year ending June 30,
2012	$30,468
2013	9,632,978
2014	445,450
Less: unamortized discount	(460.795)
Total Outstanding Notes Payable	$9,648,101

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

            Minimum future lease payments under capital leases, as of March 31, 2012, for each of the following years and in aggregate, are as follows:

Fiscal year ended June 30,
2012	$10,748
2013	43,041
2014	3,587
Total minimum lease payments	57.376
Amount representing interest	(2,337)
Present value of future minimum lease payments	55,039
Current portion of capital lease obligations	(40,877)
Obligations of capital leases due after one year	$14,162

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

            The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The stock was purchased in accordance with a Memorandum of Understanding entered into on September 24, 2010 for the purpose of consummating a business combination. The Company’s derivative instruments consist of certain embedded features contained within its debt instruments and certain warrant contracts. The Company’s derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of March 31, 2012 are as follows:

				March 31,
	Level 1	Level 2	Level 3	2012
Marketable securities	$190,642	---	---	$190,642

Other Assets:
Idle equipment, net	---	---	$1,223,528	1,223,528

Value of derivative instruments liability	---	---	3,495,452	3,495,452

            Idle equipment includes equipment associated with the mica project, for which the Company has ceased operations, and are classified as Level 3. The fair value of the idle equipment was determined based upon an independent third party appraisal. The appraised value was established based upon comparable sales of similar assets and certain assumptions regarding market demand for these assets. As this valuation was based upon unobservable inputs, we classified the idle equipment as Level 3. There was no change in the carrying valuation of the idle equipment during the nine months ended March 31, 2012.

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

            On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver. As part of the transaction, the Company has agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 definitive gold sale agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement.

            On February 16, 2012, the Company agreed to purchase equipment valued at $790,225 for use in underground mining operations. The Company made an initial down payment of $237,068 with the placement of the order, and the balance is due prior to final delivery of the equipment which is expected to be in late May 2012. In the event the Company does not pay the balance due when required, the down payment may be non-refundable.

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

NOTE 15- STOCKHOLDERS’ EQUITY (DEFICIT)

Issuances of Common Stock

            On February 23, 2012, an individual exercised an option to purchase 20,000 shares of common stock at average price of $0.94 per share on a cashless basis. Under the cashless basis exercise, 2,020 shares were issued.

            On January 30, 2012, an individual exercised an option to purchase 20,000 shares of common stock at average price of $0.94 per share on a cashless basis. Under the cashless basis exercise, 3,598 shares were issued.

            On January 12, 2012, the Company issued 700,000 shares of the Company’s stock pursuant to Regulation S of the Securities Act of 1933 at $1.00 per share for total net proceeds of $700,000.

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

Issuances of Options

            During the nine months ended March 31, 2012, 95,000 options were cancelled and 40,000 options were exercised on a cashless basis.

            On January 3, 2012, the Company granted 75,000 five-year options at an exercise price of $0.95 per share to each of the two outside directors, the closing price on the date of grant and the options will vest on June 30, 2012. The options were valued at $74,465 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.37%, expected life of 2.75 years, stock price volatility of 85.2% and expected dividend yield of zero. Stock-based compensation of $36,609 was recorded during the quarter ended March 31, 2012 and $37,856 will be reported over the remaining vesting period.

            On January 9, 2012, the Company granted a five (5) year option to five employees to purchase 350,000 shares of common stock at an option exercise price of $0.94 per share, the closing price on the date of grant and the options will vest on June 30, 2012. The options were valued at $171,609 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.35%, expected life of 2.74 years, stock price volatility of 85.21% and expected dividend yield of zero. Stock-based compensation of $84,367 was recorded during the quarter ended March 31, 2012 and $87,241 will be reported over the remaining vesting period.

            On March 12, 2012, the Company granted 250,000 five-year options at an exercise price of $1.03 per share to an employee, the closing price on the date of grant and the options will vest on September 12, 2012. The options were valued at $132,325 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.44%, expected life of 2.75 years, expected stock price volatility of 83.39% and expected dividend yield of zero. Stock-based compensation of $13,664 was recorded during the quarter ended March 31, 2012 and $118,661 will be reported over the remaining vesting period.

Issuances of Warrants

            On January 26, 2012, the Company entered into an agreement for investor relations services to be provided over a period of four months and requiring the issuance of 250,000 warrants exercisable at $1.25 per share with an exercise period of 5.0 years. The warrants are to be issued in two separate transactions with the first 125,000 warrants due and exercisable immediately upon execution of the agreement. The remaining 125,000 warrants are due and exercisable after 90 days. Using the Black-Scholes option pricing model, the initial fair market value for the entire 250,000 placement agent warrants upon execution of the agreement was determined to be $112,379 with the following assumptions: risk-free rate of interest of 0.31%, expected life of 5 years, expected stock price volatility of 62.92%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $60,369 has been expensed for the quarter ended March 31, 2012, with $52,010 remaining as unreported stock compensation. Upon issuance of the remaining 125,000 warrants, a final valuation will be performed and stock compensation adjusted accordingly if necessary.

            On January 12, 2012, in connection with a private placement for 700,000 shares of the Company’s common stock pursuant to Regulation S of the Securities Act of 1933, the Company issued 350,000 five year warrants giving the holder the right to purchase common stock at $1.00 per share. The warrants under GAAP accounting are considered equity warrants with fair market value of $172,550. The warrants were valued using the following significant assumptions: a risk free interest rate of 0.84%, expected life of 5.0 years, expected stock price volatility of 84.57% and expected dividend yield of zero.

            On August 8, 2011, the Company issued 250,000 warrants exercisable at $1.00 per share and with an exercise period of 5.0 years for investor relations services to be provided over a period of one year. The warrants are exercisable immediately after issuance. The warrants under GAAP accounting are considered equity warrants and using the Black-Scholes option pricing model, the fair market value of the placement agent warrants at the time of issuance was determined to be $138,426 with the following assumptions: risk-free rate of interest of 1.11%, expected life of 5 years, expected stock price volatility of 86.96%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $77,367 has been expensed for the nine months ended March 31, 2012, and $61,059 remains as unreported stock compensation.

            On August 2, 2011, in connection with a $5 million senior secured loan with Victory Park, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: risk-free rate of interest of 1.23%, expected life of 5.0 years, expected stock price volatility of 86.79%, and expected dividend yield of zero.

            During the nine months ended March 31, 2012, a total of 3,161,396 warrants have expired.

            Stock option and warrant activity, both within the 1989 stock Option Plan and the 2007 Equity incentive Plan and outside of these plans, for the nine months ended March 31, 2012, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2011	7,355,000	0.48	15,942,862	1.22
Granted	750,000	0.97	1,350,000	1.05
Canceled	(95,000)	0.86	---	---
Expired	---	---	(3,161,396)	1.00
Exercised	(40,000)	0.94	---	---
Outstanding at March 31, 2012	7,970,000	0.52	14,131,466	1.25

            Stock options and warrants exercisable at March 31, 2012, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price

$0.11	4,000,000	4,000,000	1.52	$0.11	$1.00	8,171,807	8,171,807	2.92	$1.00

$0.46	100,000	100,000	0.32	$0.46	$1.06	253,773	253,773	2.28	$1.06

$0.55	175,000	175,000	0.75	$0.55	$1.25	464,858	464,858	1.83	$1.25

$0.60	610,000	610,000	1.68	$0.60	$1.50	933,334	933,334	3.63	$1.50

$0.86	800,000	800,000	3.19	$0.86	$1.625	461,539	461,539	2.75	$1.625

$0.88	50,000	50,000	3.92	$0.88	$1.70	3,846,155	3,846,155	2.81	$1.70

$0.94	350,000	-	4.78	$0.94

$0.95	150,000	-	4.76	$0.95

$1.01	765,000	765,000	4.13	$1.01

$1.03	250,000	-	4.95	$1.03

$1.165	20,000	20,000	2.13	$1.165

$1.21	150,000	150,000	3.75	$1.21

$1.30	125,000	125,000	1.08	$1.30

$1.30	150,000	150,000	1.61	$1.30

$1.38	150,000	150,000	2.75	$1.38

$1.70	125,000	125,000	1.08	$1.70

	7,970,000	7,220,000			14,131,466	14,131,466

Outstanding Options	2.30	$0.52	Outstanding Warrants	2.88	$1.25
Exercisable Options	2.04	$0.48	Exercisable Warrants	2.88	$1.25

            As of March 31, 2012, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $3,423,900 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $3,423,900. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.89 closing stock price of the Common Stock on March 31, 2012. The total number of in-the-money options and warrants vested and exercisable as of March 31, 2012, was 5,735,000.

            The total intrinsic value of options and warrants exercised during the nine months ended March 31, 2012, was $6,200. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option and warrant holder to exercise the options.

            The total fair value of options and warrants granted during the nine months ended March 31, 2012, was approximately $708,271. The total grant-date fair value of option and warrant shares vested during the nine months ended March 31, 2012, was approximately $15,894.

NOTE 16 – SUBSEQUENT EVENTS

            The Company has evaluated events and transactions that occurred subsequent to March 31, 2012 for possible disclosure or recognition in the consolidated financial statements. A listing of these items is included below.

            On April 1, 2012, the Company announced it has achieved commercial production, with mechanized mining of the ore body and increased production levels.

            On April 16, 2012, the Company granted 250,000 three-year options to an outside consultant at an exercise price of $1.00 per share.

            On April 23, 2012, the Company announced the death of Lawrence G. Olson, chairman of the board. Mr. Olson became a director of the Company in 1999 and held the position of Chairman since 2000. W. Pierce Carson, current CEO and director, has been appointed as Chairman of the Company.

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

            The following discussion summarizes the results of our operations for the three and nine month periods ended March 31, 2012, and compares those results to the three and nine month periods ended March 31, 2011. It also analyzes our financial condition at March 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2011, 2010 and 2009 and Notes to the financial statements, in our Form 10-K for our fiscal year ended June 30, 2011.

Overview

            Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production. We currently are focused on: (1) continuing the ramp up to full production at our Summit silver-gold property located in New Mexico during the remainder of 2012, (2) conducting further studies on our Ortiz gold project located in New Mexico, continuing to raise working capital for operating and administrative expenses and finalizing the acquisition of Columbus Silver.

            We commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, the mill facilities were placed into service and depreciation started to be recognized on the plant, and we are continuing to increase throughput at the Banner Mill. Effective April 1, 2012, will be the beginning of commercial production at the Summit mine. The Company expects to ramp up to full production levels during the remainder of 2012 and anticipates increases in both tonnage and ore grades.

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

            The Company had a net loss of $1,275,397 for the nine months ended March 31, 2012, has a working capital deficit of $11,269,215 which includes a non-cash financial derivative liability of $3,495,452 and deferred revenue of $2,855,824 and has a total accumulated deficit of $61,021,940 at March 31, 2012.

            The Company has increased revenue-generating operations during the current nine months as we ramp up to commercial production at our Summit mine site and work towards attaining full throughput at our Banner Mill. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine site ramps up to full commercial production later in 2012 and profitable operations are achieved. The Company, other than its current financing facilities, has no additional commitment from any party to provide additional working capital should it be required and there is no assurance that such funding will be available as needed, or if available, that its terms will be favorable or acceptable to the Company.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2012 and 2011

            Sales

            We had revenues of $3,675,293 for the three months ended March 31, 2012, as compared to $2,894,007 for the three months ended March 31, 2011. The increase of $781,286, an increase of 27%, and is attributable to increased production at the Summit mine and related shipments of precious metals concentrates, flux material consisting of gold and silver and the sale of refined gold. Sales for the current quarter consisted of concentrate sales of $1,054,809, flux material of $2,215,729, and refined gold of $404,755.

            The definitive gold sale agreement entered into on September 11, 2009 stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms per the definitive gold sale agreement, refined gold is purchased for delivery. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. The revenue component of $404,755 for the delivery of refined gold is comprised of $100,967 representing sales of gold at the fixed price of $400 per ounce, and $303,788 representing the realization of deferred revenue related to the upfront cash advance.

            Operating Costs and Expenses

            Costs applicable to sales aggregate $1,623,592 for the three months ended March 31, 2012, as compared to $1,604,449 for the three months ended March 31, 2011. The increase of $19,143 is attributable to the cost increases associated with the shipments of concentrate and flux material for smelting feedstock totaling $494,789, purchases of refined gold of $294,380 and an offsetting decrease in the accrual of costs for purchasing refined gold of $770,026 in order to satisfy the delivery requirements of the definitive gold sale agreement. During the quarter ended March 31, 2012, the Summit project ramped up to starting commercial production effective April 1, 2012. Costs applicable to sales are higher than normally expected until full commercial production is attained. We anticipate these costs will decrease in relation to sales once we achieve full production at the mine and corresponding full throughput at the mill site during the remainder of 2012.

            Exploration, mine and mill start up costs were $1,001,225 for the three months ended March 31, 2012, as compared to $597,266 for the three months ended March 31, 2011, an increase of $403,959. The increase is attributable to expanding production operations at the Summit mine site and a related increase in the throughput at the Banner Mill. The increase in costs is primarily comprised of: vehicle operating costs of $131,765; mine general operating costs of $148,872; repairs and maintenance aggregating $43,295; shop supplies aggregating $40,405; $31,817 in related royalties and miscellaneous exploration costs aggregating $33,392. These increases were mainly offset by a decrease in leased equipment costs aggregating $13,574.

            General and administrative expenses increased to $802,356 for the three months ended March 31, 2012, from $679,757 for the comparative three month period ended March 31, 2011, an increase of $122,599. The increase is mainly attributable to employee stock-based compensation of $18,633; meals and entertainment of $11,464; corporate filing fees of $9,180 and investor relations of $139,707. These increases were offset by decreased expenses in the following areas: legal fees $40,874 and consulting fees aggregating $21,298.

            Depreciation and amortization expense increased to $668,454 for the quarter ended March 31, 2012, as compared to $577,857 for the comparable quarter ended March 31, 2011, an increase of $90,597. The increase is attributable primarily to additional equipment put into service during the ramp up to achieve commercial production in the current quarter and additional equipment placed into service.

            Other Income and Expenses

            Other income and (expenses) for the three months ended March 31, 2012, were $956,411 as compared to $3,927,624 for the comparable three months ended March 31, 2011. The decrease in net other income of $2,971,213 is primarily attributable to the decrease gain recognized on derivative instruments liability of $3,123,906 and an increase in interest expense of $58,843, and was offset by a decrease in accretion of discounts on notes payable of $214,109.

            The increase in interest expense was due primarily to interest on the ten million dollar Senior Secured Gold Stream Credit Agreement that was placed on December 23, 2011.

            Gain (Loss) on Derivative Financial Instruments

            We recognized a gain on derivative financial instruments of $1,301,722 for the three months ended March 31, 2012, as compared to a gain of $4,425,628 for the prior year’s comparable period, resulting in a decreased recognized gain of $3,123,906. The non-cash decreased gain recognized arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The decrease in the derivative gain for the three months ended March 31, 2012, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Operating Results for the Nine Months Ended March 31, 2012 and 2011

            Sales

            We had revenues of $8,144,512 for the nine months ended March 31, 2012, as compared to $4,144,269 for the nine months ended March 31, 2011. The increase of $4,000,243, an increase of 96.5%, and is attributable to increased production at the Summit mine and related shipments of precious metals concentrates and flux material consisting of gold and silver, and the sale of refined gold. Sales for the current period of measurement consisted of concentrate sales of $2,927,150, flux material of $3,895,220, and refined gold $1,322,142.

            The definitive gold sale agreement entered into on September 11, 2009 stipulates that we deliver the contractual production quantity in refined gold. See the Liquidity and Capital Resources section within this Item 2 for additional information. The Summit Project is not currently configured or permitted to produce refined gold. To fulfill the contractual terms per the definitive gold sale agreement, refined gold is purchased for delivery. The agreement calls for the sale of gold at the fixed price of $400 per ounce plus the upfront advance, representing deferred revenue, which is to be credited by the difference between the market price and the fixed price of gold for the number of ounces delivered. The revenue component of $1,322,142 for the delivery of refined gold is comprised of $566,700 representing sales of gold at the fixed price of $400 per ounce, and $755,442 representing the realization of deferred revenue related to the upfront cash advance.

            Operating Costs and Expenses

            Costs applicable to sales aggregate $4,276,570 for the nine months ended March 31, 2012, as compared to $2,303,871 for the nine months ended March 31, 2011. The increase of $1,972,699 is attributable to the costs associated with the shipments of concentrate and flux material for smelting feedstock totaling $1,268,583 and the cost of purchasing refined gold of $1,349,992 in order to satisfy the delivery requirements and an offsetting decrease in the accrual of costs for purchasing refined gold of $645,876 in order to satisfy the delivery requirements of the definitive gold sale agreement. Of this amount, approximately $301,935 is non-recurring and attributable to the completion guarantee extension as discussed in NOTE 13 to the unaudited consolidated financial statements. During the quarter ended March 31, 2012, the Summit project ramped up to starting commercial production effective April 1, 2012. Costs applicable to sales are higher than normally expected until full production is attained. We anticipate these costs will decrease in relation to sales once we achieve full commercial production at the mine and corresponding full throughput at the mill site during the remainder of 2012.

            Exploration, mine and mill start up costs were $2,243,246 for the nine months ended March 31, 2012, as compared to $1,669,663 for the nine months ended March 31, 2011, an increase of $573,583. The increase is attributable to expanding production operations at the Summit mine site and a related increase in the throughput at the Banner Mill. The increase in costs is primarily comprised of: vehicle operating costs of $252,806; mine general operating costs of $312,763; repairs and maintenance aggregating $137,394; shop supplies aggregating $42,747; property taxes of $43,692 and $211,694 in related royalties. These increases were mainly offset by decreases in labor burden aggregating $270,207; general mill expenses of $43,341: property, casualty and liability insurance of $69,510 and leased equipment costs aggregating $14,089.

            General and administrative expenses increased to $2,494,516 for the nine months ended March 31, 2012, from $2,171,297 for the comparative nine month period ended March 31, 2011, an increase of $323,219. The increase is mainly attributable to legal fees of $106,723; financing costs of $356,656; investor relations cost aggregating $97,091; audit and accounting fees of $20,179; and increased costs attributable to our subsidiaries of $13,970. These increases were offset by decreased expenses in the following significant areas: employee stock-based compensation of $255,824; property, casualty and liability insurance of $9,509 and corporate filing fees of $8,189, which were related to Security and Exchange Commission filings. The increase in legal fees and financing costs is mainly attributable to the financing facilities the Company has closed during the nine months ended March 31, 2012.

            Depreciation and amortization expense increased to $1,985,173 for the nine months ended March 31, 2012, as compared to $1,725,858 for the comparative nine months ended March 31, 2011, an increase of $259,315. The increase is a result of additional equipment put into service during the ramp up to achieve commercial production and additional equipment purchased and placed into service.

            Other Income and Expenses

            Other income and (expenses) for the nine months ended March 31, 2012, were $1,585,723 as compared to $(2,373,462) for the comparable nine months ended March 31, 2011. The increase in net other income of $3,959,185 is primarily attributable to the increase gain recognized on derivative instruments liability of $4,998,780 and was offset by increases in interest expense of $375,462; accretion of discounts on notes payable of $515,419 and a loss on disposal of assets of $152,587.

            The increase in interest expense was due primarily to interest on the five million dollar working capital bridge loan that was placed in August 2011 and retired in December 2011, and the ten million dollar Senior Secured Gold Stream Credit Agreement that was placed on December 23, 2011.

            Gain (Loss) on Derivative Financial Instruments

            We recognized a gain on derivative financial instruments of $4,099,846 for the nine months ended March 31, 2012, as compared to a loss of $898,934 for the prior year’s comparable period, resulting in an increased gain of $4,998,780. The non-cash increased gain arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The derivative financial instruments arose in connection with senior secured convertible notes and the issuance of warrants attached to stock subscriptions and warrants issued under our registered direct offerings. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain for the nine months ended March 31, 2012, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Liquidity and Capital Resources

            To continue with the deployment of our business strategies, we will require significant additional working capital. We also will require additional working capital for employment of necessary corporate personnel, and related general and administrative expenses until we reach profitable operations.

            As of March 31, 2012, we have cash and cash equivalents of $597,871, accounts receivable for product sales of $2,649,654, a working capital deficit of $11,269,215, which includes a non-cash financial derivative liability of $3,495,452 and deferred revenue of $2,855,824, and an accumulated deficit of $61,021,940.

            We are continuing to pursue a joint venture or sale of the Black Canyon mica project. Management has determined to deploy its resources in the area of precious metals based upon the current and projected market trends in this area.

            We continue to seek funding to advance our business plan and strategies. Historically, we have relied upon equity related financing to fund our deployment of our business plan. We will require additional funding to meet our corporate general and administrative commitments over and above our current financing facilities to continue feasibility studies on our mineral properties and to initiate exploration programs until we reach profitability. The Summit project has achieved commercial production as of April 1, 2012. Currently our operations for our remaining fiscal year 2012 will be funded mainly from anticipated sales of precious metals, our current financing facilities, the sale of our equity securities, possibly through the exercise of certain options and warrants, and through additional financing facilities as required. We believe we will be able to finance our continuing future activities as required, although there are no assurances of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, future operations and liquidity may be adversely impacted. In the event that we are unable to obtain required capital, we may be forced to reduce our exploration and operating expenditures or to cease development operations altogether.

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

            Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. We used the remaining net proceeds for general corporate working capital purposes, including but not limited to, working capital for the Summit silver-gold project.

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

            On January 12, 2012, we issued 700,000 shares of the Company’s stock pursuant to Regulation S of the Securities Act of 1933 at $1.00 per share for total net proceeds of $700,000 and we issued 350,000 five year warrants giving the holder the right to purchase common stock at $1.00 per share. The warrants under GAAP accounting are considered equity warrants with fair market value of $172,550. The warrants were valued using the following significant assumptions: a risk free interest rate of 0.84%, expected life of 5.0 years, expected stock price volatility of 84.57% and expected dividend yield of zero.

Factors Affecting Future Operating Results

            We continue to deploy our plan to place the Company on an improved financial footing. In addition to the significant capital raisings in 2010 and the $5 million working capital facility in 2011, we placed the $25 million Credit Agreement in December 2011. The first tranche of Credit Agreement was used to retire the Company’s $5 million, 15% senior secured bridge loan and for working capital purposes. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver. The Credit Agreement also provides for a $5 million revolving working capital facility

            We plan to procure capital with long term financing arrangements and/or equity placements as required. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our property sites and complete the acquisition of Columbus Silver.

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

            On September 6, 2011, the we entered into a new Memorandum of Understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which we conditionally agreed to acquire all of Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per outstanding share in a transaction valued at approximately $10 million. Until closing of the transaction, we agreed to provide advances for bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of March 2012 totaled $827,716.

            On December 15, 2011, the Company entered into definitive agreements governing the proposed acquisition of Columbus Silver in a transaction valued at approximately $10 million. The definitive agreement contemplates a business combination by way of a Plan of Arrangement, which is subject to Canadian court approval. Canadian regulatory approvals have been obtained, and the termination date within the definitive agreement to complete the proposed acquisition is May 31, 2012, unless mutually extended by both parties. On March 22, 2012, Columbus Silver reported that their shareholders approved the motion for the sale of Columbus Silver by a significant margin. In addition, the proposed transactions are subject to the Company arranging the necessary financing and the final approval of the boards of directors of the Company and Columbus Silver. The Senior Secured Gold Stream Credit Agreement entered into on December 23, 2011 provides for a conditional $10 million facility earmarked for the acquisition of Columbus Silver and satisfies the financing requirement under the definitive agreement. The provisions of the Senior Secured Gold Stream Agreement require the Company to secure additional financing in order to drawdown on the $10 million facility. In the event the transaction is unable to consummate due to failure to arrange the additional financing, the advances of $827,716 and note receivable of $209,533, including accrued interest, may not be refundable to the Company.

Off-Balance Sheet Arrangements

            During the three months ended March 31, 2012, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

            We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of March 31, 2012. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

            During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

            As of March 31, 2012, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

            On January 12, 2012, we issued 700,000 shares of our stock pursuant to Regulation S of the Securities Act of 1933 at $1.00 per share for total net proceeds of $700,000.

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

            Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended March 31, 2012 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - None; (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $600;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

(viii)	Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

ITEM 6. EXHIBITS

            (a)      The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ W. Pierce Carson
Dated: May 7, 2012	W. Pierce Carson,
Chief Executive Officer, President, Director
and Principal Accounting Officer