Form 10-K
period 2012-06-30
Santa Fe Gold CORP
filed 2012-09-28
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
Yes [   ]     No [X]

The aggregate market value of the Common Stock of Santa Fe Gold Corporation held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $89,236,672.

As of September 28, 2012, there were 117,537,970 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

History and Organization

          Santa Fe Gold Corporation (“Santa Fe”, "the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire and develop mining properties amenable to low cost production. Presently, we have four projects: Our Summit silver-gold and Ortiz gold projects located in New Mexico; and our Black Canyon mica and Planet micaceous iron oxide projects located in Arizona. See “Item 2. Properties” for more information about our properties. We have constructed a mill and are developing an underground mine at our Summit silver-gold project, which successfully began processing ore in 2010. The Summit project achieved commercial production in second quarter of calendar 2012. Information about the Company, including a link to our most recent financial reports filed with the Securities and Exchange Commission (“SEC”), can be viewed on our website at www.santafegoldcorp.com.

          From July 1, 2006 through the current date, we completed private placements of our common stock, and notes convertible into our common stock, for amounts aggregating $3,556,757. Additionally, in December 2007, we raised capital pursuant to a private placement of convertible debentures aggregating $13,500,000. In September 2009, we entered into a gold sale agreement with an investor that included an upfront payment of $4,000,000. In January 2010 and December 2010, we raised $10,000,000 and $2,000,000 respectively through registered direct offerings pursuant to an S-3 Registration Statement. In August 2011 and December 2011 we raised $5,000,000 and $10,000,000 respectively, through senior secured debt facilities. In June and August 2012, we raised a total of $2,373,286 through registered direct offerings pursuant to an S-3 Registration Statement. We used the majority of the funds raised to acquire and construct the Summit mine and Banner mill and for working capital. We anticipate using currently available funds to continue these efforts. See "Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation" for more information.

          In April 2007, we received results of a preliminary engineering study carried out by an independent geological engineering firm that concluded that development of the Summit deposit would be economically viable. Capital cost was estimated as $13.4 million. In December 2007, we arranged a financing of $13.5 million by way of a private placement of senior secured convertible debentures. We carried out construction activities during 2008 and 2009, including development of the Summit mine and construction of the Banner mill. Underground mine development is on-going. Commencement of processing operations at the Banner mill began in April 2010 and commissioning of the mill proceeded satisfactorily. Sales of ore as silica flux commenced in Q2 of calendar 2010 and sales of precious metals flotation concentrates began in Q3 of calendar 2010. During calendar years 2011 and 2012 we have sold products to smelters on a regular basis, including silica flux under contract to two Arizona smelters and concentrates under contract to a German smelter. We have ramped up production from the Summit mine and increase throughput at the Banner mill, and achieved commercial production in second quarter of calendar 2012. As of June 30, 2012, we have approximately $65.0 million and $25.0 million in financial statement federal and state tax loss carry-forwards, respectively.

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

Recent Developments

          On September 19, 2012, we entered into an option agreement with Columbus Silver Corporation (CSC: TSX-V), whereby the Company may acquire the Mogollon Project, Catron County, New Mexico, for deferred payments aggregating $4,500,000. Upon signing of the agreement, Santa Fe paid $100,000 and will pay an additional $150,000 within 3 business days upon approval of the agreement by the TSX Venture Exchange. The agreement also calls for a $500,000 payment by December 31, 2012, and four payments of $937,500 each on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. During the option earn-in period, Santa Fe will have full access to the property, and among other things will have the right to conduct surface and underground exploration, development and mining activities in preparation for commercial mining. The agreement is subject to TSX Venture Exchange approval.

          On August 20, 2012, we announced director and officer appointments. Mr. Erich Hofer was appointed to the Board of Directors and named chairman of the Board’s audit committee. Consistent with the Company’s compensation policy for non-employee independent directors, Mr. Hofer was issued 100,000 common stock options, with a vesting period of twelve months. The Company also named three new officers. John White, Michael Martinez, and Ryan Carson were named Vice President of Operations, Chief Financial Officer and Treasurer, and Secretary and Assistant Treasurer, respectively. Each new officer received 100,000 common stock options, with a vesting period of six months. On August 21, 2012, in connection with the director and officer appointments, we filed a Current Report on Form 8-K.

           In August 2012, we raised $1,873,286 under a unit offering to stockholders, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock. Each unit was sold at a price of $0.30. Each warrant has an exercise price of $0.40 per share of common stock and is exercisable for a period of three years. The Company issued 6,244,286 shares of common stock and 6,244,286 warrants pursuant to the unit offering. The securities described above have been registered on our registration statement on Form S-3. On July 6, August 1 and August 15, 2012, in relation to the unit offering to stockholders, we filed Current Reports on Form 8-K.

          On June 30, 2012, the Company performed the calculation for the completion guarantee test obligation in accordance with the extension of time provided by Amendment 1 of a definitive gold sales agreement with Sandstorm Gold, Ltd (“Sandstorm”). Pursuant to the amended agreement, the Company is required to make a payment in the amount of $3,359,873. Prior to the calculation of the completion guarantee test obligation, the deferred revenue balance totaled $2,855,824. Based upon the provisions of the Agreement, the completion guarantee test obligation directly reduces any remaining amounts of deferred revenue dollar for dollar at the time of the calculation. Consequently, deferred revenue has been reduced to zero at June 30, 2012 and the balance has been reclassified into a completion guarantee payable at June 30, 2012. The difference of $504,049 of additional fees between the completion guarantee test obligation and the amount of reclassified deferred revenue has been recognized in Other Expenses and accrued as an additional component of the completion guarantee payable at June 30, 2012.

          In June 2012, we raised $500,000 under an equity line of credit arrangement with Glengrove Small Cap Value, Ltd. (“Glengrove”). We issued 1,476,988 shares of common stock pursuant to the raising, at an average price per share of approximately $0.34. Under a purchase agreement, Glengrove is committed to purchase from us from time to time, at our sole discretion and at threshold prices we set, subject to certain limitations, up to $15.0 million worth of our common stock over a 24-month term. The per share purchase price for the shares sold to Glengrove on any particular trading day during any 10-day pricing period will equal the daily volume weighted average price of the Company’s common stock for that day, less a discount ranging from 5.0% to 5.5% . In consideration for Glengrove’s entering into the purchase agreement, we issued to Glengrove 666,666 shares of our common stock. The securities described above have been registered on our registration statement on Form S-3.

          On May 31, 2012, the definitive agreement to acquire Columbus Silver Corporation expired and the acquisition was not completed. During the term of the agreement, the Company provided bridge financing to fund leasehold payments and working capital in the amount of $827,716 of advances and an additional $210,889 in the form of a note receivable, including accrued interest. Additionally, the Company capitalized $207,088 of acquisition costs related to the transaction. The advances, note receivable plus accrued interest, and acquisition costs have been written-off in Other Expenses as of June 30, 2012.

          On April 23, 2012, the Company announced the death of Lawrence G. Olson, Chairman of the Board of Directors. W. Pierce Carson, CEO and a director, was named Chairman.

          On January 24, 2012, we announced contracts with three smelters to sell the majority of our anticipated 2012 production of high value precious metals concentrates and silica flux material. The three smelters include Aurubis AG in Germany, and Freeport McMoRan Miami Inc. and ASARCO LLC in Arizona. The contract with Aurubis provides for deliveries of up to 360 tons of concentrate, and the contracts with FMI Miami and Asarco provide for up to a total of 48,000 tons of silica flux.

          On January 12, 2012, we completed a private placement of units with a single investor for proceeds of $700,000. We issued a total of 700,000 shares of common stock and warrants to purchase up to 350,000 additional shares of common stock. Each unit, consisting of one share of common stock and one-half of a warrant to purchase a share of common stock, was sold for a purchase price of $1.00. The warrants to purchase additional shares are exercisable at an exercise price of $1.00 per share and have a term of five years.

          On December 23, 2011, we entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, we closed the first $10 million tranche of the Credit Agreement, of which $5 million was used to retire our 15% senior secured bridge loan with Victory Park Capital Advisors, LLC, and the remainder was used for working capital. The second $10 million tranche, subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver Corporation (TSXV: CSC). The acquisition of Columbus Silver did not occur and consequently the second tranche was not drawn down. The Credit Agreement provides for a 9% coupon and the initial tranche amortizes over a 12-month term with the first payment due July 31, 2012. As part of the transaction, we agreed pursuant to a gold and silver sale agreement to sell to Waterton the gold and silver produced from the Summit mine. The senior obligations are secured by a first priority lien on the stock of Santa Fe’s subsidiaries and by liens covering substantially all of the Company’s assets with the exception of the Ortiz gold project.

          On December 23, 2011, we issued 13,500,000 shares of common stock in connection with the conversion of the Company’s senior secured convertible debentures totaling $13.5 million, at a conversion price of $1.00 per share.

          On September 6, 2011, we entered into a memorandum of understanding with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which Santa Fe conditionally agreed to acquire Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per share in a transaction valued at Cdn $9,977,285. Until closing of the transaction, Santa Fe agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of June 2012 totaled $827,716. The proposed transaction was subject to conditions that were not met and consequently the transaction did not proceed and expired by its terms on May 31, 2012.

          On August 31, 2011, we filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with OMI’s purported termination of our exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico. On May 22, 2012, the parties settled the litigation between them. The settlement agreement confirmed the continuation of Santa Fe’s exclusive leasehold rights. In connection with the settlement, we agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1,000,000 by May 22, 2013, on work programs in support of project development.

          On August 9, 2011, we delivered 817 ounces of gold to Sandstorm in accordance with Amendments 1 and 2 of the definitive gold sales agreement entered into on September 11, 2009, including 700 ounces related to Amendment 1 and 117 ounces for 39 days of per diem related to Amendment 2. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785.

          On August 2, 2011, we entered into a financing agreement and closed a $5 million senior secured loan with Victory Park Capital Advisors, LLC. We received net proceeds of $4,555,000 after fees and expenses. The interest rate on the loan was 15% per annum payable monthly in arrears. The loan was to mature and come due upon the six month anniversary of the closing date. We repaid the loan without penalty in December 2012 from proceeds of the Waterton financing. The senior obligations were secured by a first priority lien on the stock of Santa Fe’s subsidiaries and on liens covering substantially all of the assets of the Company with the exception of the Ortiz project. In connection with the Loan, we issued warrants to purchase 500,000 shares of our common stock. The warrants have an exercise price of $1.00 per share and a term of five years.

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

          On March 29, 2011, we entered into Amendment 1 for the definitive gold sale agreement with Sandstorm Gold, Ltd. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. The completion guarantee test performs a calculation based upon that percentage of underproduction of gold produced relative to the amount of gold planned to have been produced as set out in the agreement. In exchange for the amended completion guarantee date, we agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold is to be made prior to June 30, 2011.

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

          On January 20, 2010 we entered into definitive agreements with 23 institutional investors to purchase $10 million of securities in a registered direct offering. We received net proceeds of $9,375,000 after placement agent fees and other offering expenses. The securities were offered pursuant to an effective S-3 Registration Statement. The company sold to the investors 7,692,310 shares of its common stock, and warrants to purchase up to 3,846,155 additional shares of common stock. Each unit, consisting of one share of common stock and one-half of a warrant to purchase a share of common stock, was sold for a purchase price of $1.30. The warrants to purchase additional shares have an exercise price of $1.70 per share and have a term of 5 years.

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

          Safety of our employees is regulated by the Mine Safety and Health Administration (MSHA), a federal agency, and by the NM Office of the State Mine Inspector. We are continuing development of the Summit underground mine, and regulation require secondary escape routes, exhaust ventilation, wireless communications, and underground refuge and emergency rescue capabilities. Our plan of operations is designed to comply with the various requirements and is being coordinated with the regulatory agencies.

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

Employees

          We currently have 71 full-time employees, including our executive officers, head office support staff and Lordsburg management and operating personnel. We also engage consultants and independent contractors in connection with financial accounting, construction, and exploration and development of our mining properties.

Office Facilities

          Our corporate offices are located in Albuquerque, New Mexico. We lease offices at 1128 Pennsylvania NE, Suite 200, Albuquerque, New Mexico 87110, totaling approximately 2,300 square feet. Currently this space is adequate for our needs but we may require additional space as our operations expand..

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

          Since our inception in 1991, we have not been profitable. As of June 30, 2012, our total accumulated deficit was approximately $64.0 million. To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive significant revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

          The feasibility of mining our Ortiz gold property has not been established, meaning that we have not completed engineering, permitting or other work necessary to determine if it is commercially feasible to develop this property.

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

          At the Summit silver-gold property, a qualified independent engineering firm has completed an engineering study that concluded there would be minimal risk in proceeding to development and mining on the basis of estimates of mineralized material. Subsequently, we have established probable reserves. However, our early stage estimate carries significant risks associated with factors including but not limited to the following:

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

  The project has no significant operating history upon which to base estimates of operating costs and capital requirements. As a result, estimations of mineralized material, mining and process recoveries and operating costs have been based to a large extent upon the interpretation of geologic data from drill holes, and upon engineering estimates that derive forecasts of operating costs from anticipated tonnages and grades of mineralized material to be mined and processed, the configuration of the deposit, expected recovery rates of gold and silver from the mineralized material, comparable facility and equipment costs, and climatic conditions and other factors. Estimates of operating costs and capital requirements are preliminary estimates only.

  Commonly in new projects, actual construction costs, operating costs and economic returns differ materially from those initially estimated. Accordingly, there can be no assurance that the Summit mine or Banner mill can be brought into operation within the time frame or at the cost anticipated by the Company, or that the forecasted operating results can be achieved.

          Substantial additional work and expenditures are required to demonstrate economic viability for the Ortiz project. The mineralized materials identified to date have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline.

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

          During the last five years, the average annual market price of gold has progressively increased from $695 per ounce to $1572 per ounce, as shown in the table below. Information was obtained from Kitco.com:

Average Annual Market Price of Gold, 2007-2011 (per ounce)
2007	2008	2009	2010	2011
$ 695	$ 872	$ 972	$ 1225	$ 1572

          During the last five years, the average annual market price of silver has increased from $13.38 per ounce to $35.12 per ounce, as shown in the table below. Information was obtained from Kitco.com:

Average Annual Market Price of Silver, 2007-2011 (per ounce)
2007	2008	2009	2010	2011
$ 13.38	$ 14.99	$ 14.67	$ 20.19	$ 35.12

          Although it may be possible for us to protect against future gold and silver price fluctuations through hedging programs, the volatility of metal prices represents a substantial risk that is impossible to completely eliminate by planning or technical expertise. In the event gold or silver prices decline and remain low for prolonged periods of time, we might be unable to continue with development and mining of our Summit silver-gold property or to develop our Ortiz gold property or produce any significant revenue.

          The continuation of commercial mining operations of our Summit silver-gold property or any proposal for development of our Ortiz gold property will be subject to permitting requirements that could cause us to delay, suspend or terminate our mining and development plans.

          Mining and processing operations at the Summit silver-gold property or at the Ortiz gold property require permits from the state and federal governments. We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of one or both of these properties could be adversely affected.

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

          Under the terms of our lease with Ortiz Mines, Inc., we are required to meet certain obligations as is common in a mineral lease of this type. Among other requirements, we must begin mineral production by February 2015 (February 2022 in certain circumstances), make annual payments, meet minimum expenditure requirements, pay a sliding-scale production royalty based on the price of gold and comply with all governmental permitting and other regulations. If we fail to make payments or meet expenditure requirements in a timely manner or to perform our other obligations as required under the lease, we are at risk that the lease could be cancelled.

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
  scarcity or high cost of skilled labor
  scarcity or high cost of mining equipment
  industrial accidents;
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

          We are highly dependent on nine persons, namely Mr. Pierce Carson, our chairman, president and chief executive officer; Mr. Michael Martinez, our principal financial officer and treasurer; Mr. Ryan Carson, our secretary and assistant treasurer; Mr. John White, our vice president of operations; Mr. Erland Anderson, technical manager mining; Mr. Patrick Freeman, senior consultant; Mr. Dennis Dalton, Summit mine manager; Mr. Michael Duncan, Summit mine superintendent; and Mr. Curtis Floyd, vice president Lordsburg milling operations. We rely heavily on these nine individuals for the conduct of our business, and the loss of any of them could significantly and adversely affect our business. In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us. We have no life insurance on the life of any officer.

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

          Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 120,000 shares per day. As a result, the sale of a significant amount of common stock by selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

          Our executive officers and directors, together with our three largest shareholders, beneficially own approximately 35% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

          Construction of the Banner mill and development of the Summit mine have been the focus of our activities since 2008. In April 2007, we received results of an engineering study that concluded the Summit deposit would form the basis of an economically viable underground mining operation. In December 2007, we arranged financing of $13.5 million by way of a private placement of senior secured convertible debentures. We began construction activities during 2008, including development of the Summit mine and construction of the Banner mill. Ore generated in the process of developing the mine was stockpiled for later processing. Construction of the Banner mill was completed in mid-2009 and construction of the tailings disposal impoundment was completed in early 2010. We commenced processing operations at the Banner mill in April 2010. Trial sales of ore as silica flux material commenced in the second quarter of 2010 and trial sales of precious metals flotation concentrate began in the third quarter of 2010. Mine development is on-going, and at the end of June 2012 we had constructed over 12,400 feet of new underground openings. The Summit mine achieved commercial production in Q2 of calendar 2012.

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

          Since start-up in April 2010, the mill has demonstrated the ability to produce a high value gold-silver concentrate that averages around 10 ounces per ton gold and 500 ounces per ton silver. We are marketing this concentrate under a sales contract for 2012 to a German smelter and are exploring other marketing options. We also are producing siliceous flux material, involving crushing and screening of Summit ore, and then direct shipping of the resulting beneficiated product to copper smelters for use as smelter converter flux. We sold siliceous flux material to two Arizona smelters in 2011 and are continuing sales to the same smelters during 2012. Sales of siliceous flux material are in addition to sales of concentrate produced at the Banner mill.

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

          The Banner mill site lies 57 miles to the south of the Summit property near the town of Lordsburg, Hidalgo County, New Mexico. Lordsburg is connected to Duncan, Arizona via US Highway 70. The Banner mill site is accessible from Lordsburg by a 4-mile paved road. Utilities on site include water and electric power. The Lordsburg area is well supported by transportation services including trucking and rail services, and by a wide range of fabrication, construction and other support services. The labor force required for the plant operation is sourced locally.

Figure X.1

Claim Boundary Map

N
Summit Property
ARIZONA
NEW MEXICO
75
DUNCAN
70
GRANT COUNTY
HIDALGO COUNTY
GREENLEE COUNTY
LORDSBURG
MESA
70
464
90
Lordsburg
10
Lordsburg Mill Site Property
Farmington
Santa Fe
Albuquerque
Clovis
Roswell
Las Cruces
0
2.5
5
10
Miles

Location - Summit Property
- Lordsburg Mill Site Property

          Mineral Title

          Our holdings at the Summit silver-gold property in Grant County, New Mexico consist of 10 patented federal mining claims totaling approximately 117 acres and 62 unpatented federal mining claims totaling approximately 740 acres. Our holdings at and adjacent to the Banner mill site in Hidalgo County, New Mexico consist of 86 wholly-owned patented federal mining claims, 16 wholly-owned unpatented mining claims, 17 leased patented mining claims and 6 leased unpatented mining claims, aggregating approximately 1,500 acres. All wholly-owned claims are held in the name of Lordsburg Mining. The unpatented mining claims are located on public land and held pursuant to the General Mining Law of 1872. We fully own the mining rights and believe the claims are in good standing in accordance with the mining laws of the United States.

          In order to maintain our claims in good standing, for our patented mining claims we must pay annual property taxes to Grant and Hidalgo Counties, and for our unpatented mining claims we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Grant and Hidalgo Counties. We are current on property taxes related to our patented claims. Annual assessment and recording costs for our unpatented claims total approximately $12,000. We have paid the required fees for the 2012 and 2013 assessment years (September 1, 2011 through August 31, 2013).

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

Project Economic Estimate

          At gold and silver prices of $1,000 and $16.67 respectively, and assuming 80% metallurgical recovery, in May 2011 CWG estimated Summit revenues over an initial five-year mine life would total approximately $144 million, and direct operating profit would total approximately $91 million. Direct operating costs were estimated as $84.50 per ton of ore milled or $364 per ounce of gold equivalent produced. The total capital cost to bring the mine into production was estimated as $18.5 million. The estimated capital cost is inclusive of mine development, mill construction, bonding requirements, and project management and working capital. CWG estimated the project could be brought into full production during 2011. Actual full tonnage production was achieved in Q2 of 2012.

Metallurgical Testing

          Conventional processing including crushing, grinding and milling of Summit ore to produce a bulk sulfide flotation concentrate containing the recoverable precious metals was evaluated and tested at bench scale. Preliminary bench scale flotation tests indicated that a precious metals recovery of 80-86% with a concentration ratio of 70 to 1 would be reasonably achievable. Operating results to date at the Banner mill reflect relatively low recoveries due to processing of low grade development ore and of oxidized ores. Metallurgical testing and operational adjustments are underway that are anticipated to achieve improved operating results. Currently we are marketing the concentrate to a smelter, but believe that alternatively the concentrate could be treated to produce either a dore or pure gold and silver metal products, or could be marketed to a third-party precious metals processing operation for final extraction of gold and silver.

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

Development Activities

          In December 2007 we arranged for $13.5 million in capital for project development. We carried out construction activities in 2008 and 2009. Underground mine development is on-going. The Banner mill began processing operations in April 2010. The Summit mine achieved commercial production in Q2 of calendar 2012.

          At the Summit mine, a seven hundred foot 12’ x 13’ decline ramp intersected the predicted mineralized body in February 2009. From that point, two development headings were driven in the main mineralized structure, one an incline to the southeast planned to intersect old workings and to serve as a secondary escape and a source of additional ventilation, and the other a decline to the northwest toward additional mineralized bodies identified in previous drilling. The southeastern heading achieved its objectives in October 2009. The northwestern heading encountered the southern extensions of the predicted mineralized bodies in August 2009. Other level drifts have been developed from the original northwest heading to develop stope panels. Over 12,400 feet of underground development has been accomplished and work is proceeding on several headings. Stope development and test mining of ore bodies has been carried out and an ore panel referred to as the S-1 stopewas developed for extraction by blasthole stoping. Blasthole drill levels were driven in this panel at vertical intervals of 50 feet at four elevations, with the objective of beginning blasthole stoping operations and ramping up production to the full production rate of 400 tons per day. Stoping commenced in November of 2011, and the production rate goal was achieved at the mine during Q2 of calendar 2012. Assays of mineralized bodies encountered to date show variable silver and gold values, with occasional very high grades encountered, as is to be expected from this style of epithermal mineralization. Mineralized material encountered in mine development activities is segregated at the mine and trucked to the Lordsburg mill site. Development operations are proceeding on the basis of two 10-hour shifts five days a week. Present operations are focused on accelerating access to higher grade portions of the mineral resource to the northwest and below the current development level.

          At the Banner mill, processing operations commenced in April 2010. Commissioning of the mill proceeded satisfactorily. Sales of ore as silica flux and sales of precious metals flotation concentrates began in 2010. Ramp-up of mill throughput is taking place in conjunction with increased output from the Summit mine. The mill and flux output are expected to match the mine full tonnage production rate in Q3 of calendar 2012.

Operating Results

          Ongoing development has resulted in increased production of mineralized material from the Summit mine. Monthly mine output reached the target full production level of 10,000 tons by the end of Q2 of calendar year 2012. Resulting materials processed through the Banner mill or shipped as smelter flux for fiscal year 2012 (July 2011 through June 2012) totaled 54,678.31 dry tons averaging 4.55 opt (ounces per ton) Ag and 0.080 opt Au. Approximately 45% of this production was derived from the S-1 and S-2 stoping areas, and the remainder came from development drifts in the S-1 and N-1 areas. This production is summarized below:

Material Destination	Dry Tons	opt Ag	opt Au

Asarco Smelter (Hayden AZ)	12,016	5.42	0.081
Freeport McMoran Smelter (Miami AZ)	12,605	4.45	0.081
Banner Mill (Lordsburg NM)	30,057	4.24	0.079

Total Production July 2011 thru June 2012	54,678	4.55	0.080

          The Banner mill produces a flotation concentrate which during fiscal year 2012 was shipped to the Aurubis smelter in Germany. During the fiscal year, 181.2 tons of concentrate were sold to Aurubis with a total payable metal content (after smelter payment deductions) of 1,413 ounces of gold and 80,299 ounces of silver. The total flux shipments of 24,621 tons yielded 1,299 ounces of payable gold and 103,548 ounces of payable silver. Combined metal production was 2,712 ounces of payable gold and 183,847 ounces of payable silver.

          Potential Expansion of Proposed Initial Operation

          Establishment of the proposed mining operation at Summit potentially allows the Company to further expand the current base of mineralized material at the Summit deposit and to develop other properties in the Steeple Rock mining district. The Banner flotation mill at Lordsburg also might generate mining and processing opportunities from our ground holdings adjacent to the Banner mill site in the Lordsburg mining district and/or from surrounding mining districts, several of which historically have yielded substantial production of base and precious metals.

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

Figure X.2

Claim Boundary Map

Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R08E
R07E
Cunningham Hill
Carache Canyon
Lukas Canyon
Ortiz Mountains
14
Golden
Ortiz Mine Grant
San Pedro
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
0
1
2
Miles
N
Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

          Mineral Title

          On August 1, 2004, we entered into an option and lease agreement with Ortiz Mines, Inc. (“Ortiz Mines”), a New Mexico corporation, whereby we acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). We paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. Since February 1, 2006, we have paid annual lease payments, the last payment of $130,000 in January 2012 satisfying the lease payment through January 31, 2013.

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

          On August 31, 2011, the Company filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc., in connection with Ortiz Mines purported termination of the Company’s exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico. On May 22, 2012, the parties settled the litigation between them. The settlement agreement confirmed the continuation of Santa Fe’s exclusive leasehold rights. In connection with the settlement, we agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1,000,000 by May 22, 2013, on work programs in support of project development.

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

          Under SEC Guideline 7, proven and probable reserves have not been established on the Ortiz deposits. All of the mineralization described above should be referred to as “mineralized material”.

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

          Under SEC Guideline 7, proven and probable reserves have not been established on the Ortiz deposits. All of the mineralization described above should be referred to as “mineralized material”.

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

          We have budgeted $1,000,000 for the work to be carried out over the next 12 months which is included in our 12 month and 36 month capital requirements listed in ITEM 7.

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

          In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $11,000. We have paid the required fees for the 2012 and 2013 assessment years (September 1, 2011 through August 31, 2013).

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

          Permits

          In 1999, we obtained approval for the Black Canyon Plan of Operations from the Bureau of Land Management and the State of Arizona. An Environmental Assessment, Clean Water Act Permit and Air Quality Procedures were all approved. An Aquifer Protection Permit was not required because processing operations at the mine site did not propose the use of water. We have completed reclamation of the mining site as required under the Plan of Operations. Any redevelopment of the Black Canyon project would require repermitting.

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

          Results of work to date indicate the Planet property contains a MIO deposit, one of the largest deposits of its kind in the world and unique to North America. The deposit appears to have the characteristics necessary to produce MIO from open pit mining at a relatively low production cost as compared to commercial operations currently in production. Metallurgical work suggests that a high quality MIO product may be able to be successfully produced. As is characteristic of industrial mineral operations, marketing would play a critical role in the success of any new MIO operation and is identified as an important factor for successful development.

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

ITEM 3. LEGAL PROCEEDINGS

          On August 31, 2011, we filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with OMI’s purported termination of our exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico and OMI’s demand for significant additional consideration to allow the lease to continue. The Complaint alleges several causes of action, including breach of contract and breach of the covenant of good faith and fair dealing. The Complaint sought both declaratory and injunctive relief. We believe OMI’s purported termination of the Lease was wrongful and vigorously prosecuted our legal claims to enforce our rights under the Lease and recover all applicable damages.

          A settlement was reached on May 23, 2012 on the federal court litigation between the Company and OMI. The settlement agreement confirms the continuation of Santa Fe’s exclusive lease rights to explore, develop and mine gold, silver, copper and other minerals on 66 square miles of the Ortiz Mine Grant in Santa Fe County, New Mexico. In connection with the settlement, annual lease payments remain unchanged but the Company has agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1.0 million by May 22, 2013, on work programs in support of project development.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

          Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “SFEG.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Quarter ended	OTCBB
	(U.S. $)
2010	HIGH	LOW
09/30/10	$1.24	$0.77
12/31/10	1.38	0.85

2011	HIGH	LOW
3/31/11	$1.30	$0.82
6/30/11	1.38	0.86
9/30/11	1.05	0.77
12/31/11	0.97	0.75

2012	HIGH	LOW
3/31/12	$1.22	$0.88
6/30/12	0.92	0.34

          We were delinquent in the filing of our financial statements for the year ended June 30, 2003, and consequently the Securities Commissions of Ontario and British Columbia issued cease trade orders for trading of our common stock by Canadian residents, which cease trade orders are still in effect. On March 21, 2011, approximately 1.3% of our common stock was recorded as held by Canadian residents. We are attempting to bring the Company in compliance with filing requirements on the Canadian SEDAR system and to have the cease trade orders revoked.

Holders of Common Equity

          As of September 24, 2012, there were 117,537,970 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $0.39 and $0.35, respectively, and we had 758 holders of record of our common stock.

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

Performance Graph

          The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

          The following graph compares the performance of Santa Fe Gold Corporation with the performance of the S&P BMI Gold & Precious Metal Index, and a Peer Group (New) of production stage companies with comparable market capitalizations. The Peer Group (Old) represents exploration stage and development stage companies. The graph represents monthly index levels derived from compounded daily returns that include all dividends. The indexes are re-weighted daily, using the market capitalization on the previous trading day. The index level for all series was set to $100.00 on June 30, 2007.

Recent Sales of Unregistered Securities

          On January 12, 2012, the Company issued 700,000 shares of the common stock pursuant to Regulation S of the Securities Act of 1933 at $1.00 per share for total net proceeds of $700,000. In connection with a private placement, the Company issued 350,000 five year warrants giving the holder the right to purchase common stock at $1.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected financial data sets forth our summary historical financial data as of and for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
Operating Data:
Net loss from operations	$(5,849,595)	$(4,170,812)	$(3,281,141)	$(3,620,726)	$(1,975,968)
Other income	1,629,914	(446,281)	2,071,787	(1,914,870)	(2,447,624)
Net income (loss)	(4,219,681)	(4,617,093)	(1,209,354)	(5,535,596)	(4,423,592)
Basic & diluted income (loss) per share	$(0.04)	$(0.05)	$(0.01)	$(0.07)	$(0.06)
Diluted income per share	$--	$--	$--	$--	$--
Weighted average shares - basic	101,959,367	93,249,081	87,639,127	76,989,929	74,260,393
Weighted average shares - diluted	101,959,367	93,249,081	87,639,127	76,989,929	74,260,393

Balance Sheet Data:
Cash and cash equivalents	$614,385	$172,531	$5,540,130	$509,846	$3,255,754
Total current assets	4,386,484	2,955,038	5,807,338	660,097	3,358,281
Property and equipment, net	24,139,166	13,104,215	3,790,215	3,848,292	1,915,151
Other assets & mineral properties	3,136,314	11,158,137	17,803,281	12,262,914	3,571,765
Total assets	$31,661,964	$27,217,390	$27,400,834	$16,771,303	$8,845,197

Current liabilities	$19,508,840	$16,069,339	$11,213,275	$4,512,400	$4,080,786
Long-term obligations	1,099,589	11,685,501	14,249,216	15,144,800	5,995,212
Shareholders’ equity (deficit)	11,053,535	(537,450)	1,938,343	(2,885,897)	(1,230,801)
Total liabilities and shareholders’ equity (deficit)	$31,661,964	$27,217,390	$27,400,834	$16,771,303	$8,845,197

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

Overview

          During our current fiscal year ended June 30, 2012, we generated sales of $11,531,869 and incurred a net loss of $4,219,681. Prior to our fiscal year 2011, we had received no substantial revenue from the production of gold or other metals since our inception, and historically relied on equity and debt financings to finance our ongoing operations. Our operations generated a net loss of $4,617,093 and $1,209,354 for the fiscal years ended June 30, 2011 and 2010, respectively. In order to fund operations in the fiscal years ended June 30, 2012, 2011 and 2010, we relied on proceeds from the sale of gold and silver products aggregating $18,292,911, proceeds received under a senior secured bridge loan of $5,000,000, a subsequent senior secured note for $10,000,000 with a portion of the proceeds used to retire the $5,000,000 bridge loan, financing of $4,000,000 relating to the definitive gold sales agreement entered into in September 2009, registered direct sales of equity of $12,000,000, aggregate proceeds of $926,000 from the private placement sales of stock, $500,000 from the sales of stock utilizing an equity line of credit, $75,000 from the exercise of warrants, $1,202,049 from proceeds received from notes payable equipment financing, and equipment sales aggregating $56,400.

          In December 2011, we secured a Senior Secured Loan providing for two $10.0 million tranches and a $5.0 million revolving working capital facility. At that time, we closed the first $10.0 million tranche of the Credit Agreement. The second $10.0 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver Corporation which did not occur, and therefore the second tranche was not drawn down. The Credit Agreement provides for a 9% coupon, and the initial tranche, amortizes over a 12-month term with the first payment due July 31, 2012. We received net proceeds of $4,125,000 after retiring the $5.0 million senior secured 15% bridge loan, and deducting commitment and transaction fees. In connection with the transaction, the Company entered into a gold and silver sale agreement to sell to Waterton the gold and silver produced from the Summit mine. We will use the net proceeds primarily to fund operations, including but not limited to, working capital for the Summit silver-gold project.

          In August 2011, we secured a $5.0 million Senior Secured Loan, bearing interest at fifteen percent (15%) per annum, payable monthly in arrears and maturing upon the six month anniversary of the closing date. We received net proceeds of $4,555,000 after deducting placement agent fees and other offering expenses. Proceeds were used for general corporate purposes, including but not limited to, working capital for the Summit silver-gold project. The financing agreement was retired with proceeds from the December 23, 2011 Credit Agreement entered into by the Company.

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

          In September 2010, we signed a non-binding Memorandum of Understanding (“MOU”) with Columbus Silver Corporation (TSXV: CSC) (“Columbus Silver”) pursuant to which we proposed to acquire the outstanding shares of common stock of Columbus Silver in exchange for shares of our common stock. The contemplated business combination by way of a Plan of Arrangement was subject to Canadian court approval. In January 2011, in connection with the MOU, we loaned Columbus Silver $200,000 with an annual interest rate of four percent (4%) and principal and accrued interest due and payable on December 31, 2012. In April 2011 we announced our continuing efforts to obtain a revocation of the cease trade orders issued against us by the British Columbia and Ontario Securities Commissions in 2003 after we did not make required Canadian regulatory filings. We were unsuccessful in causing the cease trade orders to be revoked and as a result the proposed acquisition of Columbus Silver stock for shares of our stock did not proceed.

          On September 6, 2011, we entered into a memorandum of understanding with Columbus Silver pursuant to which we conditionally agreed to acquire Columbus Silver’s outstanding common stock for a cash amount of Cdn $0.20 per share in a transaction valued at Cdn $9,977,285. Until closing of the transaction, Santa Fe agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of June 2012 totaled $827,716 in advances and $200,000 in the form of a note receivable. The proposed transaction was subject to conditions that were not met and consequently the transaction did not proceed and expired by its terms on May 31, 2012. The advances and note receivable, including accrued interest, have been written-off as of June 30, 2012.

          The results of operations for the fiscal years ended June 30, 2012, 2011 and 2010 reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. We expect results of operations in fiscal 2013 to reflect improved performance of the Summit mine. However, there is significant uncertainty in our Summit estimates of both future costs and future revenues, and we require additional capital resources to complete our plans.

          We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings in the future.

          We anticipate a need for at least $24.0 million over the next 12 months, and $33.0 million over the next 36 months in order to satisfy past commitments, pay corporate overhead costs, complete Summit development, and fund acquisitions, feasibility studies and exploration programs as discussed under the Liquidity and Capital Resources section of this report. A portion of the required funding may be generated from cash flows from our Summit mine. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding can be secured on a basis acceptable to us.

          The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

          We have a total accumulated deficit of $63,966,224 at June 30, 2012. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Liquidity and Capital Resources; Plan of Operation

          As of June 30, 2012, we had cash and cash equivalents of $614,385 as compared to $172,531 at June 30, 2011. As of June 30, 2012, we had a working capital deficit of $15,122,356.

          In August 2012, we raised $1,873,286 under a unit offering to stockholders, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock. Each unit was sold at a price of $0.30. Each warrant has an exercise price of $0.40 per share of common stock and is exercisable for a period of three years. The Company issued 6,244,286 shares of common stock and 6,244,286 warrants pursuant to the unit offering. The securities described above have been registered on our registration statement on Form S-3. On July 6, August 1 and August 15, 2012, in relation to the unit offering to stockholders, we filed Current Reports on Form 8-K.

          In June 2012, we raised $500,000 under an equity line of credit arrangement with Glengrove Small Cap Value, Ltd. (“Glengrove”). We issued 1,476,988 shares of common stock pursuant to the raising, at an average price per share of approximately $0.34. Under a purchase agreement, Glengrove is committed to purchase from us from time to time, at our sole discretion and at threshold prices we set, subject to certain limitations, up to $15.0 million worth of our common stock over a 24-month term. The per share purchase price for the shares sold to Glengrove on any particular trading day during any 10-day pricing period will equal the daily volume weighted average price of the Company’s common stock for that day, less a discount ranging from 5.0% to 5.5% . In consideration for Glengrove’s entering into the purchase agreement, we issued to Glengrove 666,666 shares of our common stock. The securities described above have been registered on our registration statement on Form S-3.

          On January 24, 2012, we announced contracts with three smelters to sell the majority of our anticipated 2012 production of high value precious metals concentrates and silica flux material. The three smelters include Aurubis AG in Germany, and Freeport McMoRan Miami Inc. and ASARCO LLC in Arizona. The contract with Aurubis provides for deliveries of up to 360 tons of concentrate, and the contracts with FMI Miami and Asarco provide for up to a total of 48,000 tons of silica flux.

          On January 12, 2012, we completed a private placement of units with a single investor for proceeds of $700,000. We issued a total of 700,000 shares of common stock and warrants to purchase up to 350,000 additional shares of common stock. Each unit, consisting of one share of common stock and one-half of a warrant to purchase a share of common stock, was sold for a purchase price of $1.00. The warrants to purchase additional shares are exercisable at an exercise price of $1.00 per share and have a term of five years.

          On December 23, 2011, we entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value L.P. (Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, we closed the first $10 million tranche of the Credit Agreement, of which $5 million was used to retire our 15% senior secured bridge loan with Victory Park Capital Advisors, LLC, and the remainder was used for working capital. The second $10 million tranche was earmarked to fund the strategic acquisition of Columbus Silver Corporation (TSXV: CSC) and was not drawn down. The Credit Agreement provides for a 9% coupon and the initial tranche amortizes over a 12-month term with the initial payment due July 31, 2012. As part of the transaction, we have agreed pursuant to a gold and silver sale agreement to sell to Waterton the gold and silver produced from the Summit mine. The senior obligations are secured by a first priority lien on the stock of Santa Fe’s subsidiaries and by liens covering substantially all of the Company’s assets with the exception of the Ortiz gold project.

          On December 23, 2011, we issued 13,500,000 shares of common stock in connection with the conversion of the Company’s senior secured convertible debentures totaling $13.5 million, at a conversion price of $1.00 per share.

          On August 2, 2011, we entered into a financing agreement and closed a $5 million senior secured loan with Victory Park Capital Advisors, LLC. We received net proceeds of $4,555,000 after deducting fees and expenses. The interest rate on the loan was 15% per annum payable monthly in arrears. The loan was to mature and come due upon the six month anniversary of the closing date. We repaid the loan without penalty in December 2012 from proceeds of the Waterton financing. The senior obligations were secured by a first priority lien on the stock of Santa Fe’s subsidiaries and on liens covering substantially all of the assets of the Company with the exception of the Ortiz project. In connection with the Loan, we issued warrants to purchase 500,000 shares of our common stock. The warrants have an exercise price of $1.00 per share and a term of five years.

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

          On January 15, 2010, a warrant holder exercised 60,000 warrants with an exercise price of $1.25 per share to purchase shares of the Company’s common stock.

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

          On March 29, 2011, the Company entered into Amendment 1 for the definitive gold sale agreement with Sandstorm. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. The completion guarantee test performs a calculation based upon that percentage of underproduction of gold produced relative to the amount of gold planned to have been produced as set out in the agreement. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold is to be made prior to June 30, 2011.

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

          On June 30, 2012, the Company performed the calculation for the completion guarantee test obligation in accordance with the extension of time provided by Amendment 1 of the definitive gold sales agreement with Sandstorm. Based upon the calculation, the Company is required to make a payment in the amount of $3,359,873. Prior to the calculation of the completion guarantee test obligation, the deferred revenue balance totaled $2,855,824. Based upon the provisions of the Agreement, the completion guarantee test obligation directly reduces any remaining amounts of deferred revenue dollar for dollar at the time of the calculation. Consequently, deferred revenue has been reduced to zero at June 30, 2012 and the balance has been reclassified into a completion guarantee payable at June 30, 2012. The difference of $504,049 of additional fees between the completion guarantee test obligation and the amount of reclassified deferred revenue has been recognized in Other Expenses and accrued as the remaining component of the completion guarantee payable at June 30, 2012.

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

          At June 30, 2012, we have an accumulated deficit of $63,966,224. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of operating funds provided during our fiscal year 2012 was from the sales of our gold and silver products aggregating $11,531,869, debt financings, and from the sale of equity. We anticipate that our operations through fiscal 2013 will be funded from increased revenues at our Summit project, from debt financings and from the sale of equity. Additional funding may come from exercise of certain options and warrants and/or through strategic alliances or joint ventures. While we believe we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease future development operations altogether.

          Important elements of the Company’s plan include continued procurement of interim funding to provide for deployment of operations on our various property sites, and final stage development of our Summit property and the commencement of profitable production. During fiscal years 2007-2012, we secured a substantial portion of the funding necessary to place our Summit property into production. If we are able to secure additional required financing on acceptable terms, we believe we will be in a position to further advance our business plan.

          We are continuing to seek funding to advance our business plan and strategies. We require funds to meet our corporate commitments, to complete Summit development, to make acquisitions, to continue feasibility studies on our mineral properties and to initiate exploration programs. A portion of the funds required may be generated from our Summit mine. We project the need for a minimum of $24.0 million over the next 12 months, and $33.0 million over the next 36 months, estimated as follows:

	Next 12 Months	Next 36 Months
Completion of Summit development	$2,000,000	$5,000,000
Exploration programs and feasibility studies	3,000,000	10,000,000
Acquisitions	2,000,000	5,000,000
Corporate overhead and related expenses	1,000,000	4,000,000
General working capital	5,000,000	5,000,000
Debt service	11,000,000	4,000,000
Total funding requirements	$24,000,000	$33,000,000

          This projection assumes that we will be able to service our outstanding debt and lease commitments whereby interest, principal and lease payments will be paid from future project revenues or are refinanced or are paid with equity financial instruments.

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

Results of Operations

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

          Sales

          Sales increased to $11,531,869 in fiscal year 2012 from $6,440,897 in fiscal year 2011, an increase of $5,090,972. The increase in sales is due to the continued ramp up of the Summit Project during the current fiscal year and the achievement of commercial production in April 2012. The increase is comprised of precious metals sales of concentrate, flux material, and refined gold. Concentrate sales for fiscal year 2012, were $4,597,552, as compared to $3,907,364 for fiscal year2011, an increase of $690,188, while flux material sales were $5,164,498 for fiscal year 2012, as compared to $1,997,276 for fiscal year 2011, an increase of $3,167,222.

          Sales of refined gold increased to $1,769,820 for fiscal year 2012, as compared to $536,257 for fiscal year 2011, an increase of $1,233,563. The increase in sales of refined gold is directly related to the increase in sales for concentrate and flux material in conjunction with the Sandstorm definitive gold sales agreement and the Waterton gold and silver supply agreement.

          Costs Applicable to Sales

          Costs applicable to sales, including related costs for concentrate, flux material, and refined gold and silver generated during fiscal year 2012 were $7,347,158, compared to $3,317,914 for fiscal year 2011, an increase of $4,029,244. Costs applicable to sales for concentrate and flux material increased to $4,371,919 for fiscal 2012 compared to $1,521,400 for fiscal 2011, an increase of $2,850,519. The change for concentrate and flux costs is comprised primarily of two factors. An increase of approximately $875,000 is related to the increase in tonnage produced during fiscal 2012 resulting from the continued ramp up of the Summit Project. Additionally beginning in fourth quarter with the achievement of commercial production, approximately $1,975,000 of mining costs were recognized as costs applicable to sales. Previously, mining costs related to extracting the ore were capitalized into mine development until such time as commercial production was achieved.

          Total costs applicable to sales of refined gold are $2,975,239 for fiscal 2012, and $1,796,514 for fiscal 2011, an increase of $1,178,725. The increase is directly related to the increase in sales for concentrate and flux material and the corresponding requirements to deliver refined precious metals in conjunction with the Sandstorm definitive gold sales agreement and the Waterton commodity supply agreement. Estimated costs to purchase refined gold are accrued at the same time as the delivery of concentrate and flux products even though final sale of the refined gold occurs at a later date. The accrual for estimated costs to purchase refined gold is $591,208 for fiscal 2012, and $486,407 for fiscal 2011. Amendments #1 and #2 of the definitive gold agreement required the delivery of additional ounces of gold to Sandstorm for the extension of the completion guarantee test date and accounted for $301,935 and $773,850 in costs applicable to sales for fiscal years 2012 and 2011, respectively.

          Exploration

          Exploration and mine and mill start up costs increased in fiscal year 2012 to $2,680,856 from $2,147,511 in fiscal year 2011. The increase of $533,345 is attributable to the continued ramp up of production related to the Summit Project. Major components of the increase are approximately $290,000 related to royalty fees, $95,000 for property taxes, resource taxes, and claim fees, and $20,000 for engineering related costs.

          General and Administrative

          General and administrative expenses increased to $3,303,763 in fiscal year 2012, from $2,823,548 for fiscal year 2011, an increase of $480,215. Major components of the increased costs are comprised of investor relations costs of $163,952; auditing, accounting and related compliance fees of $53,520; office and travel costs of $14,495; loss on the disposal of an asset of $152,587; and legal fees of $314,621 related to securing multiple financing transactions including equity placements and two senior secured loans, the terminated Columbus Silver acquisition, and the settled Ortiz Project litigation. Major components of decreased costs offsetting the increases were payroll related costs of $236,705 primarily related to employee stock compensation; and corporate meetings of $36,711.

          Stock-Based Compensation

          Stock-based compensation included in General and Administrative in fiscal year 2012 decreased to $926,727 from $1,010,081 in fiscal year 2011, a decrease of $83,354. The decrease is comprised of $192,522 in fiscal 2012 for less employee related stock compensation, including deferred stock compensation and costs associated with options; and an increase of $113,277 for stock compensation in the form of options, warrants, and stock grants to outside parties for investor relations services.

          Depreciation and Amortization

          Depreciation and amortization during the current fiscal year 2012 increased to $4,039,875 as compared to $2,322,736 for the comparable fiscal year 2011, an increase of $1,717,139. Components of the increase relate to equipment placed into service for the Summit Project; and the amortization of capitalized mine development costs of $1,516,108. Amortization of capitalized mine development costs is comprised of $1,207,168 relating to costs attributable to periods prior to the mine achieving full production status in April 2012, and $308,940 relating to the last quarter of the fiscal year.

          Other Income and Expense

          Other income and (expenses) for fiscal year 2012 were $1,629,914 as compared to $(446,281) for fiscal 2011, an increase of $2,076,195. The increase in other income in the current fiscal year is attributable to an increased gain recognized on derivative instrument liabilities of $4,915,572 and a decrease in accretion of notes payable discounts of $208,968. These gains are offset by the write-off of the Columbus Silver acquisition costs of $207,088; write-off of advances to Columbus Silver of $827,716 and a write-off of the note receivable and accrued interest due from Columbus Silver of $210,889. Additional offsetting expenses include increases of interest expense, including financing transaction costs, of $1,301,394 primarily related to two senior secured loan transactions closed during the current year; and $504,049 attributable to the completion guarantee liability calculation for Sandstorm Gold, Ltd.

          Gain (loss) on Derivative Financial Instruments

          We recognized a non-cash gain on derivative instruments liabilities of $6,568,533 for fiscal year 2012, as compared to a gain of $1,652,961 for the prior fiscal comparable year 2011, an increase of $4,915,572. The non-cash gain arose from adjustments to record the derivative financial instruments at fair value. The derivative financial instruments arose in connection with senior secured convertible notes and warrants issued in connection with debt and equity placements. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain in fiscal 2012 is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of these derivatives. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

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

          Costs Applicable to Sales

          Costs applicable to sales generated during fiscal year 2011, were $3,317,914, comprised of $1,521,400 for concentrate and flux material, and $1,796,514 related to sales of refined gold. No costs were attributable to sales for our fiscal year 2010. The increase of $1,796,514 for sales of refined gold includes a non-recurring accrual of $773,850 related to Amendment 1 of the definitive gold sales agreement for the extension of the completion guarantee date. Estimated costs to purchase refined gold are accrued at the same time as the delivery of concentrate and flux products even though final sale of the refined gold occurs at a later date. The accrual for estimated costs to purchase refined gold is $486,407 for fiscal 2011, and $-0- for fiscal 2010.

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

          General and administrative increased to $2,823,548 in fiscal year 2011, from $2,119,270 for fiscal year 2010, an increase of $704,278. Major components of the increased costs are comprised of labor burden of $103,843; employee stock compensation of $369,259; investor relations of $101,435; costs associated with options of $200,557; corporate filing fees of $20,953; director fees of $55,000; corporate meetings of $33,004; travel and entertainment of $49,693 and office operating costs aggregating $30,476. Major components of decreased costs offsetting the increases were auditing, accounting and related compliance fees of $82,861; commissions of $12,097 and consulting fees of $142,245. The decreased auditing, accounting and related compliance fees are a result of an over accrual of approximately $30,000 related to prior audit fees recognized in fiscal year 2010, and reduced fees incurred on other special projects. The decrease in consulting fees is mainly attributable to $131,359 related to the termination of a consulting agreement for the discontinued Pilar project in Mexico.

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

          Other Income and Expense

          Other income and (expense) for fiscal year 2011 were $(446,281) as compared to $2,071,787 for fiscal 2010, a decrease of $2,518,068. The increase in other expense incurred in the current fiscal year is mainly attributable to a decrease in a gain on derivative instrument liabilities of $1,642,986; an increase in accretion of discounts on notes payable of $223,651 and an increase of interest expense of $642,388.

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

Off-Balance Sheet Arrangements

          As of and subsequent to June 30, 2012, we have no off-balance sheet arrangements.

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

          Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. We believe our most critical accounting policies relate to asset retirement obligations, derivative instruments, estimates utilized, impairment of assets, revenue recognition, depreciation of equipment and mine development costs, and stock-based compensation.

          Reclamation Costs

          Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. At June 30, 2012, the Company had a reclamation obligation totaling $159,048.

          As of June 30, 2012, we maintained restricted assets of $230,716 held on deposit on behalf of the New Mexico Energy, Minerals and Natural Resources Department associated with reclamation costs for the Summit property. These amounts are held until all conditions of the reclamation agreement have been fulfilled. We have completed all required reclamation for our Black Canyon project and all associated restricted assets aggregating $178,658 have been released to the Company

          Derivative Instruments

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

          Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation and amortization, accruals, derivative instrument liabilities, taxes and contingencies, asset retirement obligations, revenue recognition, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

          Impairment of Long-Lived Assets

          The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. As of June 30, 2012, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

          Revenue Recognition

          Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred either physically or through an irrevocable transfer of metals to the buyer’s account, the price is fixed or determinable, no related obligations remain and collectability is probable.

           Sales of all metals products sold directly to the Company’s metals buyers, including byproduct metals, are recorded as revenues upon a buyer either taking physical delivery of the metals product in the case of siliceous flux material or upon the buyer receiving all required documentation necessary to take physical delivery of the metals product in the case of concentrate (generally at the time the product is loaded onto a shipping vessel at the originating port and the bill of lading is generated).

          Revenues for metals products are recorded at current market prices at the time of delivery and are subsequently adjusted to the current market prices existing at the end of each reporting period. Due to the period of time existing between delivery and final settlement with the buyer, the Company estimates the prices at which sales will be settled. Changes in metals prices between delivery and final settlement will result in adjustments to revenues previously recorded.

          Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Charges are estimated upon shipment of product based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of product.

          Sales of refined precious metals related to the definitive gold sale agreement dated September 11, 2009, and the gold and silver supply agreement dated December 23, 2011, are recorded as revenues when the buyer takes delivery (See NOTE 14 – Commitments). The recorded revenues are final at that time. Due to the nature of the agreements, an obligation exists for the delivery of refined gold and silver concurrent with the delivery of concentrate and flux products. Consequently the associated costs to purchase refined gold and silver are also recorded at the same time as the delivery of the concentrate and flux products. The costs to purchase refined gold and silver are recorded using the current market price upon delivery of the refined precious metals or upon accrual of the obligation if undelivered. If necessary the accrual for any unsettled deliveries of refined gold and silver and the related costs to purchase such are adjusted to the current market price existing at the end of each reporting period until final delivery and adjustment occurs.

          Depreciation and Amortization

          Assets comprising property, equipment and mine development are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized, and depreciated over the same useful life of the original asset. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Depreciation is taken over the estimated useful lives of the assets. Buildings are depreciated using the straight-line method over a period of 7 to 20 years. Equipment is depreciated using the straight-line method over an estimated useful life of 7 years. Vehicles are depreciated using the straight-line method over estimated useful lives of 3 to 7 years.

          Mine development is amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body

          We expense exploration costs as incurred, but capitalize costs directly attributable to the acquisition of mineral properties, pending determination as to their commercial feasibility.

          Stock-Based Compensation

          In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

          The Company accounts for share based based on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited. The compensation cost is recognized over the expected vesting period.

Recent Accounting Pronouncements

           In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the level 3 disaggregation. The Company adopted this guidance on the Company’s consolidated financial position, results of operations and cash flows with no impact to the Company’s consolidated financial position or results of operations for the additional disclosure requirements in fiscal year 2011.

          In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. There was no impact to the Company’s consolidated financial position, results of operations or cash flows as a result of the adoption this updated standard.

          In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-05 did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows as it only required a change in the format of the presentation.

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

Interest Rate Risk

          We had $11.4 million and $14.2 million of indebtedness under our credit facilities at June 30, 2012 and 2011, respectively. The annual interest rates on our credit facilities are 9.0% on $10,000,000 for our senior secured notes payable, and 10.0% on $450,000 for our senior subordinated convertible notes. Interest rates on capital leases and other notes payable range from 5.75% to 10.00% . Additionally, we do not have any investment in debt instruments other than highly liquid cash equivalents. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

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

Commodity Price Risk

          We currently have only limited production but expect to produce increasing amounts of gold and silver in our fiscal year 2013. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012 and 2011 and for the Years Ended
June 30, 2012, 2011 and 2010

SANTA FE GOLD CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Santa Fe Gold Corporation
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corporation as of June 30, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2012. We also have audited Santa Fe Gold Corporation’s internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Santa Fe Gold Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the entity’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and needs to secure additional financing to remain a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corporation as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Santa Fe Gold Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Denver, Colorado
September 28, 2012

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

          We conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective at a reasonable assurance level as of June 30, 2012.

The operating effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by StarkSchenkein, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Date: September 28, 2012

By: /s/ W. Pierce Carson
W. Pierce Carson
President, Chief Executive Officer,
Director and Chairman of the Board

SANTA FE GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$614,385	$172,531
Accounts receivable	2,442,399	2,230,605
Inventory	951,458	175,578
Marketable securities	48,776	97,260
Prepaid expenses and other current assets	329,466	279,064
Total Current Assets	4,386,484	2,955,038

MINERAL PROPERTIES	579,000	579,000

PROPERTY, EQUIPMENT AND MINE DEVELOPMENT, net	24,139,166	13,104,215

OTHER ASSETS:
Construction in process	-	8,427,113
Idle equipment, net	1,223,528	1,223,528
Note receivable	-	203,422
Restricted cash	231,716	410,374
Deferred financing costs, net	1,102,070	314,700
Total Other Assets	2,557,314	10,579,137
Total Assets	$31,661,964	$27,217,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,199,026	$1,090,907
Accrued liabilities	2,505,785	2,231,860
Derivative instrument liabilities	1,026,765	8,973,066
Current portion, notes payable	9,931,468	78,384
Current portion, senior subordinated convertible notes payable, net of discount of $5,564 and $-0-, respectively	444,436	-
Current portion, capital leases	41,487	83,856
Completion guarantee payable	3,359,873	-
Deferred revenue	-	3,611,266
Total Current Liabilities	19,508,840	16,069,339

LONG TERM LIABILITIES:
Senior secured convertible notes payable, net of discount of $-0- and $2,498,065, respectively	-	11,001,935
Senior subordinated convertible notes payable, net of discount of $-0- and $19,684, respectively	-	430,316
Notes payable, net of current portion	936,996	58,957
Capital leases, net of current portion	3,545	45,057
Asset retirement obligation	159,048	149,236
Total Liabilities	20,608,429	27,754,840

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.002 par value, 300,000,000 shares authorized; 111,143,684 and 94,744,412 shares issued and outstanding, respectively; Includes non-vested shares of -0- and 237,500, respectively	222,287	188,341
Additional paid in capital	74,846,754	59,021,550
Accumulated (deficit)	(63,966,224)	(59,746,543)
Accumulated other comprehensive (loss)	(49,282)	(798)
Total Stockholders' Equity (Deficit)	11,053,535	(537,450)
	$31,661,964	$27,217,390

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended June 30,
	2012	2011	2010

SALES, Net	$11,531,869	$6,440,897	$320,145

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	7,347,158	3,317,914	-
Exploration	2,680,856	2,147,511	1,004,256
General and administrative	3,303,763	2,823,548	2,119,270
Depreciation and amortization	4,039,875	2,322,736	477,760
Accretion of asset retirement obligation	9,812	-	-
	17,381,464	10,611,709	3,601,286

LOSS FROM OPERATIONS	(5,849,595)	(4,170,812)	(3,281,141)

OTHER INCOME (EXPENSE):
Interest income	9,108	11,645	16,410
Miscellaneous income	5,328	-	4,278
Other expense	(1,749,742)	-	-
Gain on derivative instrument liabilities	6,568,533	1,652,961	3,295,947
Accretion of discounts on notes payable	(1,066,843)	(1,275,811)	(1,052,160)
Interest expense	(2,136,470)	(835,076)	(192,688)
	1,629,914	(446,281)	2,071,787

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,219,681)	(4,617,093)	(1,209,354)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(4,219,681)	(4,617,093)	(1,209,354)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	(48,484)	(798)	-

NET COMPREHENSIVE LOSS	$(4,268,165)	$(4,617,891)	$(1,209,354)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.04)	$(0.05)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	101,959,367	93,249,081	87,639,127

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total

Balance, June 30, 2009	82,316,112	164,632	49,926,931	(52,977,460)	-	(2,885,897)

Cumulative effect of change in accounting on derivative financial instruments	-	-	(1,439,258)	(942,636)	-	(2,381,894)
Balance, June 30, 2009 - Restated	82,316,112	164,632	48,487,673	(53,920,096)	-	(5,267,791)

Settlement of accrued liability	1,162,500	2,325	197,675	-	-	200,000
Cashless exercise of options and warrants	317,877	636	(636)	-	-	-
Shares issued for services and commissions	31,343	63	41,435	-	-	41,498
Exercise of warrants	60,000	120	74,880	-	-	75,000
Shares sold for cash proceeds	7,905,517	15,812	10,210,191	-	-	10,226,003
Conversion of note payable	18,219	36	18,183	-	-	18,219
Conversion of accrued interest	483,000	966	482,034	-	-	483,000
Fees attributable to private placement	-	-	(625,000)	-	-	(625,000)
Private placement proceeds allocated to warrant derivative liability	-	-	(3,275,067)	-	-	(3,275,067)
Stock sale proceeds allocated to warrant derivative liability	-	-	(192,507)	-	-	(192,507)
Derivative instrument liability at exercise date	-	-	788,293	-	-	788,293
Deferred stock compensation	-	-	342,415	-	-	342,415
Issuance of non-vested stock grants	765,000	-	-	-	-	-
Costs associated with vested options	-	-	333,634	-	-	333,634
Net loss	-	-	-	(1,209,354)	-	(1,209,354)

Balance, June 30, 2010	93,059,568	184,590	56,883,203	(55,129,450)	-	1,938,343
Shares issued for services	17,500	35	16,515	-	-	16,550
Issuance of vested stock grants	-	180	(180)	-	-	-
Cancellation of non-vested stock grants	(100,000)	-	-	-	-	-
Shares issued in private placement	1,666,668	3,333	1,996,668	-	-	2,000,001
Private placement fees	-	-	(136,000)	-	-	(136,000)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORSTION
CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total
Private placement proceeds allocated to warrant derivative	-	-	(731,984)	-	-	(731,984)
Cashless exercise of options	100,676	203	(203)	-	-	-
Costs associated with vested options	-	-	534,191	-	-	534,191
Deferred stock compensation	-	-	459,340	-	-	459,340
Mark to market on securities	-	-	-	-	(798)	(798)
Net loss	-	-	-	(4,617,093)	-	(4,617,093)

Balance, June 30, 2011	94,744,412	188,341	59,021,550	(59,746,543)	(798)	(537,450)

Shares issued for services	716,666	1,433	346,567	-	-	348,000
Conversion of convertible notes payable	13,500,000	27,000	13,405,424	-	-	13,432,424
Shares issued in private placement	700,000	1,400	526,050	-	-	527,450
Warrants issued in private placement	-	-	172,550	-	-	172,550
Shares sold under equity line	1,476,988	2,954	526,087	-	-	529,041
Equity line fees	-	-	(29,041)		-	(29,041)
Cashless options exercise	5,618	11	(11)	-	-	-
Costs associated with vested options	-	-	562,194	-	-	562,194
Costs associated with vested warrants	-	-	220,564	-	-	220,564
Deferred stock compensation	-	-	95,968	-	-	95,968
Mark to market on securities	-	-	-	-	(48,484)	(48,484)
Issuance of vested stock grants	-	1,148	(1,148)	-	-	-
Net loss	-	-	-	(4,219,681)	-	(4,219,681)
Balance, June 30, 2012	111,143,684	$222,287	$74,846,754	$(63,966,224)	$(49,282)	$11,053,535

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,219,681)	$(4,617,093)	$(1,209,354)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,039,875	2,322,736	477,760
Stock-based compensation	926,727	1,010,081	717,547
Accretion of discount on notes payable	1,066,843	1,275,811	1,052,160
Accretion of asset retirement obligation	9,812	-	-
Write-off of note receivable	210,889	-	-
(Gain) on derivative instrument liabilities	(6,568,533)	(1,652,961)	(3,295,947)
Loss on disposal of assets	152,587	-	3,572
Amortization of deferred financing costs	882,629	98,317	89,026
Net change in operating assets and liabilities:
Accounts receivable	(211,794)	(2,230,605)	-
Inventory	(775,880)	(175,578)	-
Prepaid expenses and other current assets	54,719	(11,856)	(116,957)
Accounts payable and accrued liabilities	1,382,044	2,523,580	(654,285)
Deferred revenue	(755,442)	(388,734)	-
Completion guarantee payable	504,049	-	-
Net Cash Used in Operating Activities	(3,301,156)	(1,846,302)	(2,936,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	178,658	-	-
Proceeds from disposal of assets	25,000	-	31,400
Purchase of marketable securities	-	(98,058)	-
Note receivable	(7,467)	(203,422)	-
Additions of property, equipment and mine development	(1,826,306)	(1,156,276)	(402,858)
Construction in progress	(4,208,960)	(3,665,034)	(4,893,365)
Net Cash Used in Investing Activities	(5,839,075)	(5,122,790)	(5,264,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,200,000	2,000,001	10,301,003
Proceeds from notes payable	15,000,000	77,306	212,762
Proceeds from deferred revenue	-	-	4,000,000
Payment of private placement fees	-	(136,000)	(625,000)
Payments on notes payable	(5,164,034)	(201,701)	(238,369)
Payments on capital leases	(83,881)	(138,113)	(130,811)
Payment of financing costs	(1,370,000)	-	(288,000)
Net Cash Provided by Financing Activities	9,582,085	1,601,493	13,231,585

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	441,854	(5,367,599)	5,030,284

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	172,531	5,540,130	509,846

CASH AND CASH EQUIVALENTS, END OF YEAR	$614,385	$172,531	$5,540,130

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended June 30,
	2012	2011	2010

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$1,482,441	$799,354	$521,642

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for services	$300,000	$-	$-

Stock issued for conversion of convertible notes payable	$13,432,424	$-	$-

Stock issued for conversion of accrued interest	$-	$-	$483,000

Stock issued for conversion of accrued liability	$-	$-	$200,000

Stock issued for conversion of note payable	$-	$-	$18,219

Insurance premiums financed with note payable	$105,121	$-	$-

Equipment purchased with note payable	$790,035	$-	$16,825

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

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

          The Company commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded satisfactorily and in July 2010, mill operations were expanded to two shifts per day, five days a week. In April 2012, the Company commenced commercial production at the Summit silver–gold mine.

          In June 2009, the Company formed a wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, in order to conduct business legally within the country of Mexico, including entering into contracts such as the option purchase contract on the Pilar Gold Property described below.

          On June 13, 2009, the Company’s wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, entered into an option purchase contract on the Pilar Gold Property consisting of two mineral exploitation concessions located 165 kilometers east-southeast of Hermosillo, Sonora, Mexico. In March 2010, the Company relinquished its interest in this property.

          In September 2009, the Company formed a wholly owned Barbados subsidiary, Santa Fe Gold Barbados Corporation, in connection with the definitive gold sales agreement entered into on September 11, 2009. Under separate agreements, Santa Fe Gold Barbados Corporation sells refined gold to Sandstorm Gold Resources, Ltd., and refined gold and silver to Waterton Global Value L.P. (See NOTE 14 – Commitments, for additional details).

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

          The Company has incurred a loss of $4,219,681 for the fiscal year ended June 30, 2012, and has a total accumulated deficit of $63,966,224 and a significant working capital deficit at June 30, 2012. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of operating and financing expenses until production at the Summit mine site attains cash flow to cover the Company’s costs. The Company has no continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

          Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation and amortization, accruals, derivative instrument liabilities, taxes and contingencies, asset retirement obligations, revenue recognition, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

Marketable Securities

          Marketable securities are classified as available for sale and classified as current assets as they are subject to use within one year. The marketable securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized loss amounted to $48,484 and $798 for the years ended June 30, 2012 and 2011, respectively.

Inventory

          Major types of inventories include ore stockpile inventories, in-process inventories, siliceous flux material inventories and concentrate inventories, as described below. Inventories are carried at the lower of average cost or net realizable value. The net realizable value of ore stockpile inventories and in-process inventories represents the estimated future sales price of the product based on current and future metals prices, less the estimated costs to complete production and bring the product to sale. Concentrate inventories and siliceous flux material inventories are carried at the lower of full cost of production or net realizable value based on current and future metals prices. Write-downs of inventory are reported as a component of costs applicable to sales.

          Ore Stockpile Inventories: Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, and amortization. Material is removed from the stockpile at an average cost per ton. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term.

          In-process Inventories: In-process inventories represent materials that are currently in the process of being converted to a saleable product. In-process inventories are valued at the lower of average cost or net realizable value of the material fed into the process attributable to the source material plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

          Siliceous Flux Material Inventories: The siliceous flux material inventories represent ore stockpiles that have been crushed and screened to the customer’s specifications, and represent a saleable product.

          Concentrate Inventories: Concentrates inventories include metal concentrates located either at the Company’s facilities or in transit to the customer’s port. Inventories consist of gold and silver metal concentrates and represent a saleable product.

Fair Value of Financial Instruments

          The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2012 and 2011, due to the relatively short-term nature of these instruments.

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

Accounts Receivable

          Accounts receivable consist of trade receivables from precious metals sales of concentrate, flux, and refined gold As of June 30, 2012, total accounts receivable by customer are 41% from Aurubis AG, (“Aurubis”), 11% from Asarco LLC (“Asarco”), and 48% from Freeport.

          In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of June 30, 2012 and 2011.

Property, Equipment and Mine Development

          Property and Equipment

          Property and equipment are carried at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Expenditures for new property or equipment and expenditures that extend the useful lives of existing property and equipment are capitalized and recorded at cost. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Depreciation is taken over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of property and equipment is shown below. Land is not depreciated.

Estimated Useful
Life
Leasehold improvements	3 Years
Office furniture and equipment	3 Years
Mine processing equipment and buildings	7 – 20 Years
Plant	3 – 9 Years
Tailings	3 Years
Environmental and permits	7 Years
Asset retirement obligation	5 Years
Automotive	3 – 5 Years
Software	5 Years

          Mine Development

          Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure in an underground mine. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

          Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting non-reserve mineralization to proven and probable reserves. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of Costs applicable to sales.

          Mine development is amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body.

Idle Equipment

          The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $1,223,528 as of June 30, 2012 and 2011. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment during the years ended June 30, 2012, 2011, and 2010.

Mineral Properties

          Mineral properties are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. When it is determined that a mineral property can be economically developed as a result of establishing reserves, subsequent mine development are capitalized and are amortized using the “Units of Production” method over the estimated life of the ore body based on estimated recoverable ounces in proven and probable reserves.

The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Impairment of Long-Lived Assets

          The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cahs flows. As of June 30, 2012, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

Restricted Cash

          Restricted cash totaled $231,716 and $410,374 at June 30, 2012 and 2011, respectively. Restricted cash is maintained in connection with requirements for reclamation of projects and bonding requirements for a weighmaster.

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

Reclamation Costs

          Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. At June 30, 2012 and 2011, the Company had a reclamation obligation totaling $159,048 and $149,236, respectively.

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

          Revenues for metals products are recorded at current market prices at the time of delivery and are subsequently adjusted to the current market prices existing at the end of each reporting period. Due to the period of time existing between delivery and final settlement with the buyer, the Company estimates the prices at which sales will be settled. Changes in metals prices between delivery and final settlement will result in adjustments to revenues previously recorded.

          Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Charges are estimated upon shipment of product based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of product.

          Sales of refined precious metals related to the definitive gold sale agreement dated September 11, 2009, and the gold and silver supply agreement dated December 23, 2011, are recorded as revenues when the buyer takes delivery (See NOTE 14 – Commitments). The recorded revenues are final at that time. Due to the nature of the agreements, an obligation exists for the delivery of refined gold and silver concurrent with the delivery of concentrate and flux products. Consequently the associated costs to purchase refined gold and silver are also recorded at the same time as the delivery of the concentrate and flux products. The costs to purchase refined gold and silver are recorded using the current market price upon delivery of the refined precious metals or upon accrual of the obligation if undelivered. If necessary the accrual for any unsettled deliveries of refined gold and silver and the related costs to purchase such are adjusted to the current market price existing at the end of each reporting period until final delivery and adjustment occurs.

Deferred Revenue/ Completion Guarantee Payable

          Deferred revenue represents a cash advance made under a definitive gold sale agreement (“the Agreement’) to sell a portion of the life-of-mine gold production only, not silver production, from our Summit silver-gold mine. Under the terms of the Agreement, the Company received an upfront cash deposit of $4 million, plus it will receive on-going production payments. The purchase price for the gold is determined as the prevailing the market price, payable in cash, provided that if the market price is greater than $400 per ounce, the Company will receive a fixed cash amount of $400 per ounce, with the difference between the market price and fixed cash amount received to be credited against the upfront cash deposit. In the event the upfront cash deposit of $4 million has been reduced to zero from the application of the foregoing provision, the purchase price is then determined to be the lesser of the fixed price of $400 per ounce or the prevailing market price.

          In accordance with the completion guarantee provision in the Agreement, the Company has recorded an obligation at June 30, 2012 totaling $3,359,873 related to the percentage of underproduction of gold produced relative to the amount of gold planned to have been produced as set out in the Agreement. Prior to the calculation of the completion guarantee payable at June 30, 2012, the deferred revenue balance totaled $2,855,824. In connection with the calculation, the balance was reclassified to the completion guarantee payable at June 30, 2012. Additional fees associated with the transaction totaling $504,049 were also recognized in Other Expenses and accrued as part of the completion guarantee payable at June 30, 2012. Based upon the provisions of the Agreement, the completion guarantee payable directly reduces any remaining amounts of deferred revenue dollar for dollar at the time of the calculation. Consequently, deferred revenue has been reduced to zero at June 30, 2012. Deferred revenue amounted to $3,611,266 at June 30, 2011 (See NOTE 14 – Commitments).

Concentration of Credit Risk

          For the year ended June 30, 2012, the composition of sales generated from precious metals were 40% to Aurubis, 24% to Asarco, 20% to Freeport McMoran (“Freeport”), 11% to Sandstorm, and 4% to Waterton. For the year ended June 30, 2011, the composition of sales generated from precious metals were 61% to Aurubis, 23% to Asarco, 8% to Freeport McMoran (“Freeport”), and 8% to Sandstorm.

          The Company’s Summit project located in the state of New Mexico accounted for 100% of the Company’s total sales.

Income Taxes

          The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2012 and 2011, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Loss Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended June 30, 2012, 2011 and 2010, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Comprehensive Loss

          In addition to net loss, comprehensive loss includes all changes in equity during a period, such as cumulative unrealized changes in the fair value of marketable securities available for sale or other investments.

Stock-Based Compensation

          In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

          The Company accounts for share based based on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited. The compensation cost is recognized over the expected vesting period.

Recent Accounting Pronouncements

          In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning July 1, 2010, with the exception of the level 3 disaggregation. The Company adopted this guidance on the Company’s consolidated financial position, results of operations and cash flows with no impact to the Company’s financial position or results of operations for the additional disclosure requirements in fiscal year 2011.

          In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. There was no impact to the Company’s financial position, results of operations or cash flows as a result of the adoption this updated standard.

          In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only required a change in the format of the presentation.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

          The following table provides the components of inventory as of June 30, 2012 and 2011:

	2012	2011
Stockpiled ore	$9,268	$23,296
In-process material	479	24,281
Siliceous flux material	66,206	46,135
Precious metals concentrate	875,505	81,866
	$951,458	$175,578

NOTE 4– MINERAL PROPERTIES

          Mineral properties were comprised of acquisition costs related to properties in New Mexico and Arizona, as shown below as of June 30, 2012 and 2011:

	2012	2011
Summit property, Grant County, NM	$119,000	$119,000
Banner property, Hidalgo County, NM	210,000	210,000
New Planet property, La Paz County, AZ	250,000	250,000
	$579,000	$579,000

NOTE 5 - PROPERTY, EQUIPMENT AND MINE DEVELOPMENT

          Property, equipment, and mine development consists of the following at June 30, 2012 and 2011:

	2012	2011
Leasehold improvements	$1,645	$1,645
Office furniture and equipment	37,779	37,779
Land	163,000	163,000
Mine processing equipment and buildings	7,707,089	5,489,538
Plant	8,096,590	8,053,672
Tailings	1,726,677	1,726,677
Environmental and permits	267,078	267,078
Mine development	12,636,073	--
Asset retirement obligation	149,236	149,236
Automotive	315,786	218,258
Software	87,848	87,848
	31,188,801	16,194,731
Less: Accumulated depreciation	(7,049,635)	(3,090,516)
	$24,139,166	$13,104,215

          Depreciation and amortization expense for the years ended June 30, 2012, 2011 and 2010 was $4,039,875, $2,322,736 and $477,760, respectively.

          Construction in progress consists of the following at June 30, 2012 and 2011:

	2012	2011
Summit mine site	$--	$7,550,583
Capitalized interest expense	--	876,530
	$--	$8,427,113

          During the current fiscal year, the Company put into service the Summit Mine Site consisting of capitalized costs of aggregating $11,605,578 and capitalized interest of $1,030,495.

NOTE 6– NOTE RECEIVABLE

          On January 27, 2011, the Company advanced $200,000 to Columbus Silver Corporation (“Columbus Silver”) (TSXV: CSC) in exchange for a promissory note bearing interest at 4% per annum. All accrued interest and principal is due and payable on December 31, 2012. The loan was extended for the purpose of providing Columbus Silver with working capital in connection with a non-binding Memorandum of Understanding (“MOU”) dated September 23, 2010, in contemplation of a business combination (the “Transaction”). Under certain circumstances listed in the definitive agreement dated December 15, 2011 in which the transaction is unable to consummate, the note receivable including accrued interest may not be refundable to the Company. On June 1, 2012, the Company announced the termination of the agreement to acquire Columbus Silver. The Company wrote-off the note receivable and accrued interest receivable totaling $210,889 at June 30, 2012.

NOTE 7- DERIVATIVE INSTRUMENT LIABILITIES

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

          On August 2, 2011, the Company secured a $5 million senior secured loan with Victory Park Capital Advisors, LLC (“Victory Park”), (see NOTE 10). In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: risk-free rate of interest of 1.23%, expected life of 5.0 years, expected stock price volatility of 86.79%, and expected dividend yield of zero.

          The fair market value of the derivative instruments liabilities at June 30, 2012, was determined to be $1,026,765 with the following assumptions: (1) risk free interest rate of 0.112% to 0.58%, (2) remaining contractual life of 0.33 to 4.09 years, (3) expected stock price volatility of 57.31% to 69.84%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the year ended June 30, 2012, of $6,568,533 and a corresponding decrease in the derivative instruments liability. The tables below show the gain on the derivative instruments liability for the years ended June 30, 2012, 2011, and 2010.

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2011	June 30, 2012	June 30, 2012

Purchase Agreement Warrants	5,712,913	1,026,765	4,686,148
Amendment # 2 Warrants	332,387	---	332,387
Embedded Conversion Option	2,927,766	---	2,927,766
Totals	$8,973,066	$1,026,765	7,946,301

Portion applied to additional paid in capital			(1,717,015)
Amount allocated to warrants at inception			339,247
			$6,568,533

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2010	June 30, 2011	June 30, 2011

Purchase Agreement Warrants	6,585,752	5,712,913	872,839
Amendment # 2 Warrants	637,296	332,387	304,909
Embedded Conversion Option	2,670,995	2,927,766	(256,771)
Totals	$9,894,043	$8,973,066	920,977

Amount allocated to warrants at inception			731,984
			$1,652,961

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2009	June 30, 2010	June 30, 2010

Compound Embedded Derivatives	$4,907	$-	$4,907
Purchase Agreement Warrants	6,543,873	6,585,752	(41,879)
Amendment # 2 Warrants	1,256,896	637,296	619,600
Embedded Conversion Option	--	2,670,993	(2,670,993)
Totals	$7,805,676	$9,894,041	(2,088,365)

Derivative liability at the time of warrant exercise applied to additional paid in capital			(788,293)
Amount at adoption of accounting change on July 1, 2009			2,705,031
Amount allocated to warrants at transaction inception			3,467,574
			$3,295,947

The derivative liability is comprised of the following as of:
	June 30,	June 30,
	2012	2011
Current portion of derivative instruments liabilities	$1,026,765	$8,973,066
Long-term portion of derivative instruments liabilities	-	-
	$1,026,765	$8,973,066

          The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 8 –CONVERTIBLE NOTES PAYABLE AND DEBENTURES

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

          At June 30, 2012 and 2011, the outstanding balance on the Senior Subordinated Convertible Notes, was $450,000.

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

          On December 23, 2011, the Company issued 13,500,000 shares of its common stock in connection with the conversion of $13.5 million principal amount of its Senior Secured Convertible Debentures held by Sulane Holdings Inc., at a conversion price of $1.00 per share. In January 2012 all accrued interest due on the Senior Secured Convertible Debentures was paid in full.

          The components of the Senior Subordinated Convertible Notes and the Senior Secured Convertible Debenture are as follows as of June 30, 2012 and 2011:

June 30, 2012:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(5,564)	$444,436
Long-term portion, net of current	-	-	-
	$450,000	$(5,564)	$444,436

June 30, 2011:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	13,950,000	(2,517,749)	11,432,251
	$13,950,000	$(3,793,560)	$10,156,440

NOTE 9 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

          On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked to fund the strategic acquisition of Columbus Silver and was not drawn down due to the expiration of the Columbus Silver acquisition agreement.

          Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. The Company is utilizing the remaining net proceeds for operations, including but not limited to, working capital for the Summit silver-gold project.

          The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortizes over a 12-month term with the first payment due July 31, 2013. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. (See NOTE 14).

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

          The Credit Agreement calls for a fee of 1.5% of the gross amount borrowed to each of Global Hunter Securities and Source Capital Group, Inc. who are registered broker dealers and members of FINRA and SIPC. The fees are to be paid half upon closing of the first tranche of $10,000,000 and half upon closing of the second tranche of $10,000,000. No fees are payable in connection with the revolving credit facility of $5,000,000. Fees aggregating $300,000 were paid in relation to the closing of the first tranche for the quarter ended December 31, 2011. The outstanding amounts owed for the Senior Secured Gold Stream Credit Agreement, including discounts, are aggregated with Notes Payable for financial statement presentation. (See NOTE 10).

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

          On August 2, 2011, the Company entered into a financing agreement for a $5 million senior secured loan for working capital. The loan bears interest at 15% per annum payable in monthly installments in arrears. The loan is due six months from the anniversary date of the loan and the loan may be repaid at any time without penalty. The senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and first priority liens covering substantially all of the assets of the Company, including the Summit silver-gold project, the Black Canyon mica project and the Planet micaceous iron oxide project. In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share and a term of five years. The financing agreement was retired with proceeds from the December 23, 2011 Credit Agreement entered into by the Company.

          On September 30, 2011, the Company entered into an agreement to finance insurance premiums in the amount of $105,121 at an interest rate of 4.99% with equal payments due monthly beginning November 1, 2011 and continuing until September 1, 2012.

          On April 23, 2012, the Company entered into an installment sales contract for $150,000 to purchase certain equipment. The term of the agreement is for 12 months at an interest rate of 10.00%, with the equipment securing the loan.

          On May 8, 2012, the Company entered into an installment sales contract for $46,379 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan.

          On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan.

          The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012.	$57,359	$109,502

Installment sales contract on equipment, interest at 6.75%, payable in 36 monthly installments of $2,911, including interest through September 2011.	- -	5,777

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012.	1,598	7,635

Installment sales contract on equipment, interest at 10.0%, payable in 12 monthly installments of $13,073, including interest through July 2013.	150,000	--

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	46,379	--

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	593,657	--

Financing contract on insurance premiums, interest at 6.99%, payable in 11 monthly installments of $7,326, including interest through September 2011.	--	14,427

Financing contract on insurance premiums, interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012.	19,471	--

Senior Secured Gold Stream Credit Agreement, interest at 9% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013	10,000,000	--

Total Outstanding Notes Payable	10,868,464	137,341
Less: Current portion	(9,931,468)	(78,384)
Notes payable, net of current portion and discount	$936,996	$58,957

          The aggregate maturities of notes payable as of June 30, 2012, is as follows:

Year ending June 30,
2013	$9,931,467
2014	605,519
2015	167,956
2016	160,508
2017	3,014
Total Outstanding Notes Payable	$10,868,464

NOTE 12 – CAPITAL LEASES

          The Company utilizes capital leases for the purchase of equipment. Lease terms and interest rates for the equipment are 60 months at 6.25%, 36 months at 5.34%, and 36 months at 5.78% . The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized or depreciated over their estimated productive lives.

          Minimum future lease payments under capital leases, as of June30, 2012, for each of the following years and in aggregate, are as follows:

Fiscal year ended June 30,
2013	$43,041
2014	3,561
Total minimum lease payments	46,602
Amount representing interest	(1,570)
Present value of future minimum lease payments	45,032
Current portion of capital lease obligations	(41,487)
Obligations of capital leases due after one year	$3,545

The total amount of equipment and related accumulated depreciation related to equipment purchased with capital leases is as follows:

	June 30,	June 30,
	2012	2011
Equipment	$576,061	$576,061
Accumulated depreciation	(319,855)	(221,280)
Net equipment under capital lease	$256,206	$354,781

NOTE 13 – FAIR VALUE MEASUREMENTS

          Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

          The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The derivative instruments consist of certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2012 and 2011 are as follows:

	Level 1	Level 2	Level 3	Balance at
				June 30,
				2012
Assets:
Marketable securities	$48,776	---	---	$48,776

Liabilities:
Derivative instruments	---	---	$1,026,765	$1,026,765

	Level 1	Level 2	Level 3	Balance at
				June 30,
				2011
Assets:
Marketable securities	$97,260	---	---	$97,260

Liabilities:
Derivative instruments	---	---	$8,973,066	$8,973,066

          Reconciliation of changes in fair value – Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments that are measured at fair value on a recurring basis are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

          The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2012 and 2011:.

	2012	2011

Beginning balance: Derivative instruments liabilities	$8,973,066	$9,894,043
Gain on derivative instruments liabilities	(6,568,533)	(1,652,961)
Reclassification of liability to equity	(1,717,015)	—
Amount allocated to warrants at inception	339,247	731,984
Ending balance: Derivative instruments liabilities	$1,026,765	$8,973,066

NOTE 14 - CONTINGENCIES AND COMMITMENTS

Office and Real Property Leases

          On March 1, 2007, the Company entered into a lease for office space located in Albuquerque, New Mexico, for a period of three years. Effective March 1, 2010 the lease was extended for an additional period of three years and expires on February 28, 2013.

          On March 1, 2008, the Company entered into a lease for storage space located in Glendale, Arizona for a period of one year. The lease has subsequently been extended for a one year period multiple times. Effective March 1, 2012 the lease was extended for an additional period of one year.

          Future minimum lease payments under operating leases are $36,157 for the year ended June 30, 2013.

          Total rental expense was $53,531, $52,155 and $52,155 for the years ended June 30, 2012, 2011 and 2010, respectively.

Employment Agreements

          On October 7, 2003, the Company entered into employment and change of control agreements with its President and Chief Executive Officer. The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits. The agreement provided for annual salary of $180,000 adjusted by the Consumer Price Index (CPI). The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter on a yearly basis unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

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

New Planet Project Royalty Agreement

          Under the June 5, 2008 exercise of the option to purchase the Planet MIO property, as part of the agreement, the Company is obligated to pay a 5% royalty on any future production from the property.

Ortiz Gold Project

          On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). On May 1, 2010, we agreed with Ortiz Mines, Inc., to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. Total lease expense recognized was $130,000, $128,186, and $139,228 for the years ended June 30, 2012, 2011 and 2010, respectively. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer.

          The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due	Maximum Due ($)
	($)

February 1, 2013	130,000	130,000
February 1, 2014	130,000	260,000
February 1, 2015	130,000	260,000
February 1, 2016	130,000	260,000
February 1, 2017 and thereafter	130,000	260,000

          On August 31, 2011, the Company filed a complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc. (“OMI”) in connection with OMI’s purported termination of the Company’s exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico and OMI’s demand for significant additional consideration to allow the lease to continue. The Complaint alleged several causes of action, including breach of contract and breach of the covenant of good faith and fair dealing.

          A settlement was reached on May 23, 2012 on the federal court litigation between the Company and OMI. The settlement agreement confirms the continuation of the Company’s exclusive lease rights to explore, develop and mine gold, silver, copper and other minerals on 66 square miles of the Ortiz Mine Grant in Santa Fe County, New Mexico. In connection with the settlement, annual lease payments remain unchanged but the Company has agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1.0 million by May 22, 2013, on work programs in support of project development.

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

          For the year ended June 30, 2012 the Company recorded $831,575 for royalty expense, which includes $97,832 resulting from the property identification agreement with the Company’s President and Chief Executive Officer. At June 30, 2012, an accrued royalty liability of $702,608 was recorded, which includes $82,660 payable to the Company’s President and Chief Executive Officer.

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

          On March 29, 2011, the Company entered into Amendment 1 for the definitive gold sale agreement dated September 11, 2009. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. The completion guarantee test performs a calculation based upon that percentage of underproduction of gold produced relative to the amount of gold planned to have been produced as set out in the agreement. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold is to be made prior to June 30, 2011.

          On June 28, 2011, the Company entered into Amendment 2 for the definitive gold sale agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an accrued liability of $773,850 based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter ended September 30, 2011 as costs applicable to sales.

          At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Accordingly, the Company recorded an obligation totaling $3,359,873 at June 30, 2012. Based upon the provisions of the agreement, the completion guarantee payment reduces any remaining amounts of deferred revenue dollar for dollar at the time of the calculation. Deferred revenue at the time of the calculation was $2,855,824, and consequently the amount of deferred revenue has been reclassified to completion guarantee payable at June 30, 2012. An expense of $504,049 has been recognized in other expenses, representing the difference between the completion guarantee liability of $3,359,873 at June 30, 2012 and the deferred revenue of $2,855,824 at the time of the completion guarantee payable calculation.

          On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to serveral funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company has agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 definitive gold sale agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement.

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

          On June 8, 2010, the Company granted and issued 575,000 unvested shares of the Company’s stock to employees and 100,000 unvested shares to outside Board of Directors for services. The shares have a vesting period of two years for the employee share grant and six months for the outside Board of Directors grant. The shares were valued at $0.86 per share, the closing price on the date of grant. The aggregate value of the transaction of $580,500 was classified as deferred stock compensation on the date of issue. During the years ended June 30, 2012, 2011 and 2010, stock compensation expense of $95,970, $402,184 and $32,926 was recorded, respectively.

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

          On January 12, 2012, the Company issued 700,000 shares of the common stock pursuant to Regulation S of the Securities Act of 1933 at $1.00 per share for total net proceeds of $700,000.

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

          On June 20, 2012, the Company entered into an equity line of credit for the purchase of its securities. Under the purchase agreement, the placement agent is committed to purchase from us from time to time, at our sole discretion and at threshold prices the Company sets, subject to certain limitations, up to $15.0 million worth of its common stock over a 24-month term. The per share purchase price for the shares sold to the placement agent on any particular trading day during any 10-day pricing period will equal the daily volume weighted average price of the Company’s common stock for that day, less a discount ranging from 5.0% to 5.5% . In consideration for entering into the purchase agreement, the Company issued 666,666 shares of our common stock to the placement agent. The shares were valued at $300,000 based on the closing market price on the date of the transaction.

          On June 29, 2012, the Company issued 1,476,988 shares of common stock under the equity line of credit arrangement at $0.36 per share for total net proceeds of $500,000, after fees.

          On June 30, 2012, the Company issued 237,500 shares common stock for vested share grants to employees.

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

          On January 9, 2008, and January 10, 2008, in connection with the exercise of Additional Investment Rights, the Company issued 112,500 five year warrants giving the right to purchase common stock at a price of $1.00 per share. The warrants issued contain an anti-dilution ratchet provision.

           On January 15, 2008, in connection with a scheduled advance of $1,500,000 on the 7% Senior Secured Convertible Debenture, the Company issued 750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014 and contain a re-pricing anti-dilution feature and in certain circumstances an anti-dilution ratchet provision.

          On February 1, 2008, in connection with the issuance of a 10% Convertible Senior Subordinated Note for $237,143, the Company issued a five year warrant for each $2.50 invested, for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

          On April 15, 2008, in connection with a scheduled advance of $3,500,000 on the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014 and contain a re-pricing anti-dilution feature and in certain circumstances an anti-dilution ratchet provision.

          On April 30, 2008, and June 2, 2008, in connection with the exercise of Additional Investment Rights, the Company issued 209,307 five year warrants giving the right to purchase common stock at a price of $1.00 per share. The warrants issued contain an anti-dilution ratchet provision.

          On July 15, 2008, in connection with a scheduled advance of $3,500,000 under the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014 and contain a re-pricing anti-dilution feature and in certain circumstances an anti-dilution ratchet provision.

          On October 15, 2008, in connection with a scheduled advance of $3,500,000 under the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014 and contain a re-pricing anti-dilution feature and in certain circumstances an anti-dilution ratchet provision.

          On December 22, 2008, in connection with a scheduled advance of $1,150,000 under the 7% Senior Secured Convertible Debenture, the Company issued 575,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014 and contain a re-pricing anti-dilution feature and in certain circumstances an anti-dilution ratchet provision.

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

          On August 2, 2011, in connection with a $5 million senior secured loan with Victory Park, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: risk-free rate of interest of 1.23%, expected life of 5.0 years, expected stock price volatility of 86.79%, and expected dividend yield of zero. The warrants issued contain a re-pricing provision for anti-dilution.

          On August 8, 2011, the Company issued 250,000 warrants exercisable at $1.00 per share and with an exercise period of 5.0 years for investor relations services to be provided over a period of one year. The warrants are exercisable immediately after issuance. The warrants under GAAP accounting are considered equity warrants and using the Black-Scholes option pricing model, the fair market value of the placement agent warrants at the time of issuance was determined to be $138,426 with the following assumptions: risk-free rate of interest of 1.11%, expected life of 5 years, expected stock price volatility of 86.96%, and expected dividend yield of zero. This amount is reported as stock compensation over the period of the agreement and $138,426 was expensed for the year ended June 30, 2012.

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

          On January 26, 2012, the Company entered into an agreement for investor relations services to be provided over a period of four months and requiring the issuance of 250,000 warrants exercisable at $1.25 per share with an exercise period of 5.0 years. The warrants are to be issued in two separate transactions with the first 125,000 warrants due and exercisable immediately upon execution of the agreement. The remaining 125,000 warrants are due and exercisable after 90 days. Using the Black-Scholes option pricing model, the initial fair market value for the entire 250,000 placement agent warrants upon execution of the agreement was determined to be $112,379 with the following assumptions: risk-free rate of interest of 0.31%, expected life of 3 years, expected stock price volatility of 62.92%, and expected dividend yield of zero. The remaining 125,000 warrants were valued at April 26, 2012 with the following assumptions: risk-free rate of interest of 0.29%, expected life of 2.75 years, expected stock price volatility of 59.01%, and expected dividend yield of zero. The final valuation of the 250,000 warrants issued was subsequently adjusted to reflect the actual measurement dates for each of the warrant issuances and resulted in a fair market value of $82,138. Accordingly, the final amount reported as stock compensation is $82,138 for the year ended June 30, 2012.

          On June 29, 2012, the warrant exercise price of $1.00 per share on 6,750,000 warrants related to the 7% Senior Secured Convertible Debentures was reduced to $0.35 under the terms and conditions of the warrant with the reduction resulting from the issuance of stock in connection with the equity line of credit. The original warrants contained a repricing anti-dilution provision.

          On June 29, 2012, the warrant exercise price of $1.00 per share on 500,000 warrants related to the June 2, 2011 warrant issuance was reduced to $0.98 under the terms and conditions of the warrant with the reduction resulting from the issuance of stock in connection with the equity line of credit. The original warrants contained a re-pricing anti-dilution provision.

          On June 29, 2012, the warrant exercise price of $1.00 per share on 321,807 warrants related to the Additional Investment Rights issues of January 9, April 30, and June 2, 2008, was reduced to $0.35 under the terms and conditions of the warrant with the reduction resulting from the issuance of stock in connection with the equity line of credit. The original warrant contained an anti-dilution ratchet provision and the warrants were increased by 597,641 to 919,448.

          During the year ended June 30, 2012, a total of 3,161,396 warrants have expired.

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

          On January 1, 2011, the Company granted 75,000 five-year options at an exercise price of $1.21 per share to each of the two outside directors. The options have a six month vesting period from the date of grant. The options were valued at $62,071 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.02%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 79.05%, and (4) expected dividend yield of zero. During the year ended June 30, 2011 stock-based compensation of $62,071 was recorded.

          On March 1, 2011, the Company granted 50,000 five-year options at an exercise price of $0.88 per share to an employee. The options have a six month vesting period from the date of grant. The options were valued at $15,894 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.11%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 73.03%, and (4) expected dividend yield of zero. During the years ended June 30, 2012 and 2011 stock-based compensation of $5,298 and $10,596 was recorded was recorded, respectively.

          On May 17, 2011, the Company granted a five (5) year option to twenty-seven employees and two consultants to purchase 805,000 shares of common stock at an option exercise price of $1.01 per share, the closing price on the date of grant and the options will vest on December 31, 2011. The options were valued at $298,311 using the Black-Scholes option pricing model. The options were valued using a volatility of 55.62%, a risk free interest rate of 0.84%, an expected life of 2.82 years and zero quarterly dividends. During the years ended June 30, 2012 and 2011 stock- based compensation of $239,692 and $58,619 was recorded.

          On January 3, 2012, the Company granted 75,000 five-year options at an exercise price of $0.95 per share to each of the two outside directors, the closing price on the date of grant and the options will vest on June 30, 2012. The options were valued at $74,465 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.37%, expected life of 2.75 years, stock price volatility of 85.2% and expected dividend yield of zero. Stock-based compensation of $60,321was recorded during the six months ended June 30, 2012. Unvested options to one director were cancelled and $14,144 of stock compensation was not recognized.

          On January 9, 2012, the Company granted a five (5) year option to five employees to purchase 350,000 shares of common stock at an option exercise price of $0.94 per share, the closing price on the date of grant and the options will vest on June 30, 2012. The options were valued at $171,609 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.35%, expected life of 2.74 years, stock price volatility of 85.21% and expected dividend yield of zero. During the year ended June 30, 2012, stock-based compensation of $171,609 was recorded.

          On March 12, 2012, the Company granted 250,000 five-year options at an exercise price of $1.03 per share to an employee, the closing price on the date of grant and the options will vest on September 12, 2012. The options were valued at $132,325 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.44%, expected life of 2.75 years, expected stock price volatility of 83.39% and expected dividend yield of zero. Stock-based compensation of $79,827 was recorded during the year ended June 30, 2012 and $52,498 will be reported over the remaining vesting period.

          During the year ended June 30, 2012, 175,000 options were cancelled and 40,000 options were exercised on a cashless basis.

          In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

          Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2012, 2011 and 2010 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2009	6,390,000	$ 0.22	11,616,506	$ 1.01
Granted	1,695,000	$ 1.02	4,419,957	$1.68
Canceled	(130,000)	$ 0.99	---	---
Expired	---	---	(75,001)	$ 1.58
Exercised	(1,250,000)	$0.20	(951,934)	$ 1.02
Outstanding at June 30, 2010	6,705,000	$0.41	15,009,528	$1.20
Granted	1,155,000	$1.07	933,334	$1.50
Canceled	(30,000)	$0.96	---	---
Expired	---	---	---	---
Exercised	(475,000)	$0.87	---	---
Outstanding at June 30, 2011	7,355,000	$ 0.48	15,942,862	$ 1.22
Granted	1,000,000	$0.98	1,947,641	$083
Canceled	(175,000)	$0.89	---	---
Expired	---	---	(3,161,396)	$1.00
Exercised	(40,000)	$0.94	-	---
Outstanding at June 30, 2012	8,140,000	$ 0.53	14,729,107	$ 0.90

          Stock options and warrants outstanding and exercisable at June 30, 2012, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	1.27	$ 0.11	$ 0.35	7,669,448	7,669,448	2.29	$ 0.35
$0.46	100,000	100,000	0.07	$ 0.46	$ 0.98	500,000	500,000	4.09	$ 0.98
$0.55	175,000	175,000	0.50	$ 0.55	$ 1.00	600,000	600,000	4.36	$ 1.00
$0.60	605,000	605,000	1.43	$ 0.60	$ 1.06	253,773	253,773	2.03	$ 1.06
$0.86	800,000	800,000	2.94	$ 0.86	$ 1.25	464,858	464,858	1.58	$ 1.25
$0.88	50,000	50,000	3.67	$ 0.88	$ 1.50	933,334	933,334	3.39	$ 1.50
$0.94	350,000	350,000	4.53	$ 0.94	$ 1.625	461,539	461,539	2.50	$ 1.625
$0.95	75,000	75,000	4.52	$ 0.95	$ 1.70	3,846,155	3,846,155	2.56	$ 1.70
$1.00	250,000	125,000	2.79	$ 1.00
$1.01	765,000	765,000	3.88	$ 1.01
$1.03	250,000	--	4.70	$ 1.03
$1.165	20,000	20,000	1.88	$ 1.165
$1.21	150,000	150,000	3.50	$ 1.21
$1.30	125,000	125,000	0.83	$ 1.30
$1.30	150,000	150,000	1.36	$ 1.30
$1.38	150,000	150,000	250	$ 1.38
$1.70	125,000	125,000	0.83	$ 1.70
	8,140,000	7,765,000				14,729,107	14,729,107

Outstanding Options			2.05	$0.53	Outstanding Warrants			2.56	$0.90
Exercisable Options			1.95	$0.51	Exercisable Warrants			2.56	$0.90

          As of June 30, 2012, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $911,600 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $911,600. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.34 closing stock price of the Common Stock on June 30, 2012. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2012, was 4,000,000.

          The total intrinsic value associated with options exercised during the year ended June 30, 2012, was approximately $6,200. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

          The total fair value of options and warrants granted during the year ended June 30, 2012, was approximately $1,256,033. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2012, was approximately $224,736.

NOTE 16 – PENSION PLAN

          During the year ended June 30, 2009, the Company adopted a 401(K) plan, which covers substantially all employees. Under the terms of the plan, the Company matches employee salary deferrals dollar for dollar up to a maximum of 5% of compensation. For the years ended June 30, 2012, 2011 and 2010, the Company recorded $32,198, $45,627 and $31,363, respectively, in expenses related to the plan.

NOTE 17- INCOME TAXES

          The Company has had no income tax expense or benefit since July 1, 1997, because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carry forwards, given the provisions of existing tax laws.

          The income tax benefit is computed by applying the U.S. federal income tax rate of 35% to net (loss) before taxes for the fiscal year ended June 30, 2012 and 34% for the prior year periods.

	2012	2011	2010
Tax (expense) benefit at the federal
statutory rate		$3,232,137		$1,569,812		$411,180
State tax(expense) benefit		507,907		253,940		66,514
Expiration of state operating benefit		21,564		(375,113)		(111,229)
Change in state tax rate		---		536		---
Prior year true-up		947,324		---		---
(Increase) in valuation allowance		(4,708,932)		(1,449,175)		(366,465)
Income tax expense	$	---	$	---	$	---

          The components of the deferred tax assets at June 30, 2012 and 2011 are as follows:

Deferred Tax Asset		2012		2011
Federal net operating loss carry forwards		$22,190,845		$18,011,385
State net operating loss carry forwards		1,376,117		846,645
Valuation allowance		(23,566,962)		(18,858,030)
Net deferred tax asset	$	---	$	---

          In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2012, and 2011. The valuation allowance for the year ended June 30, 2012 increased by $4,708,932 due primarily to the net loss for the fiscal year.

          At June 30, 2012, the Company had federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $65.0 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2032.

          At June 30, 2012, the Company had state tax basis net operating loss carry forwards for state income tax purposes of approximately $25.0 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2013 to 2017.

NOTE 18 – OTHER EXPENSES

          On May 31, 2012, the definitive agreement to acquire Columbus Silver Corporation expired and the acquisition was not completed. During the term of the agreement, the Company provided bridge financing to fund leasehold payments and working capital in the amount of $827,716 of advances and an additional $210,889 in the form of a note receivable, including accrued interest. Additionally, the Company capitalized $207,088 of acquisition costs related to the transaction. The advances, note receivable plus accrued interest, and acquisition costs have been written-off in Other Expenses as of June 30, 2012.

          On June 30, 2012, the Company performed the calculation for the completion guarantee test obligation in accordance with the extension of time provided by Amendment 1 of the definitive gold sales agreement with Sandstorm. Based upon the calculation, the Company is required to make a payment in the amount of $3,359,873. Prior to the calculation of the completion guarantee test obligation, the deferred revenue balance totaled $2,855,824. Based upon the provisions of the Agreement, the completion guarantee test obligation directly reduces any remaining amounts of deferred revenue dollar for dollar at the time of the calculation. Consequently, deferred revenue has been reduced to zero at June 30, 2012 and the balance has been reclassified into a completion guarantee payable at June 30, 2012. The difference of $504,049 of additional fees between the completion guarantee test obligation and the amount of reclassified deferred revenue has been recognized in Other Expenses and accrued as an additional component of the completion guarantee payable at June 30, 2012.

NOTE 19 – RELATED PARTY TRANSACTIONS

          On October 6, 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer, prior to his becoming an officer and director of the Company. Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver-gold project are two of the 24 properties identified and are subject to the property identification agreement. For the years ended June 30, 2012, 2011, and 2010 the Company recorded $97,832, $59,046, and $-0- relating to the Summit project for royalty expense resulting from the property identification agreement. At June 30, 2012, an accrued royalty liability of $82,660 related to the Summit project is payable to the Company’s President and Chief Executive Officer.

NOTE 20 – SUBSEQUENT EVENTS

          The Company evaluated all events subsequent to the balance sheet dated June 30, 2012, through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no further subsequent events that require disclosure.

          On July 19, 2012, the Company entered into an agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 warrants to purchase common stock at an exercise price of $0.40 per share.

          In August 2012, the Company raised $1,873,286 under a unit offering to stockholders, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock. Each unit was sold at a price of $0.30. Each warrant has an exercise price of $0.40 per share of common stock and is exercisable for a period of three years. The Company issued 6,244,286 shares of common stock and 6,244,286 warrants pursuant to the unit offering. The securities described above have been registered on our registration statement on Form S-3. On July 6, August 1 and August 15, 2012, in relation to the unit offering to stockholders, we filed Current Reports on Form 8-K.

          On August 3, 2012, the Company agreed to issue 150,000 shares of stock for investor relations services.

          On August 15, 2012, the Company suspended any further draw-downs under its previously announced $15 million equity financing facility.

          On August 17, 2012, the warrant exercise price of $0.35 per share, previously reduced on June 29, 2012, on 6,750,000 warrants related to the 7% Senior Secured Convertible Debentures, was reduced to $0.30 under the terms and conditions of the warrant with the reduction resulting from the placement of the unit offering to stockholders.

          On August 17, 2012, the warrant exercise price of $0.98 per share, previously reduced on June 29, 2012, on 500,000 warrants related to the June 2, 2011 warrant issuance was reduced to $0.91 under the terms and conditions of the warrant with the reduction resulting from the placement of the unit offering to stockholders.

          On August 17, 2012, the warrant exercise price of $0.35 per share, previously reduced on June 29, 2012, on 919,448 warrants related to the Additional Investment Rights issues of January 9, April 30, and June 2, 2008, was reduced to $0.30 under the terms and conditions of the warrant with the reduction resulting from the placement of the unit offering to stockholders. The original warrant contained an anti-dilution provision and the warrants were increased by 153,242 to 1,072,690.

          On August 20, 2012, the Company announced director and officer appointments. Mr. Erich Hofer was appointed to the Board of Directors and named chairman of the Board’s audit committee. Consistent with the Company’s compensation policy for non-employee independent directors, Mr. Hofer was issued 100,000 options, with a vesting period of twelve months, from our 2007 Employee Incentive Plan. The Company also named three new officers. John White, Michael Martinez, and Ryan Carson were named Vice President of Operations, Chief Financial Officer and Treasurer, and Secretary and Assistant Treasurer, respectively. Each new officer received 100,000 options, with a vesting period of six months, from our 2007 Employee Incentive Plan. On August 21, 2012, in relation to the director and officer appointments, we filed a Current Report on Form 8-K.

          On August 20, 2012, the Company issued 50,000 options each to two key employees with a vesting period of six months. The options have an exercise price of $0.32, the stock closing price of the date of issue.

          On September 10, 2012, the Company executed an amendment to extend the final payment due on the New Planet Copper Mining promissory note. The due date for the final annual payment was extended until November 5, 2012 with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. All other provisions of the original agreement remain unchanged including the provision for a 5% royalty to be paid on any future production from the property.

          On September 14, 2012, the Company entered into an agreement for financial advisory services. In connection with the agreement the Company issued 500,000 warrants to purchase common stock at an exercise price of $0.40 per share.

          On September 17, 2012, the Company entered into change of control agreements with three of its officers, the Vice-President of Operations, the Chief Financial Officer and Treasurer, and the Secretary and Assistant Treasurer, who is also the son of the current president. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 200% of the base amount as defined in IRC Section 280 G in effect at the time of change of control. In addition, the employee will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

          On September 17, 2012, the Company entered into a change of control agreement with one of its employees who is a Vice-President of The Lordsburg Mining Company, the Company’s wholly-owned subsidiary. The change of control agreement provides that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

          On September 19, 2012, the Company entered into an option agreement with Columbus Silver Corporation (CSC: TSX-V), whereby the Company may acquire the Mogollon Project, Catron County, New Mexico, for deferred payments aggregating $4,500,000. Upon signing of the agreement, the Company paid $100,000 and will pay an additional $150,000 within 3 business days upon approval of the agreement by the TSX Venture Exchange. The agreement also calls for a $500,000 payment by December 31, 2012, and four payments of $937,500 each on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES

          We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, have conducted an evaluation of our disclosure controls and procedures as of June 30, 2012. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

          During the fiscal year ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          Specified disclosures relating to The Act and pertaining to the Summit Mine for the year ended June 30, 2012 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - Five; (These are violations that could “significantly and substantially” contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $2,385;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

(viii)	Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The Company’s present directors and officers as well as those who served during fiscal 2012 are as follows:

Name	Age	Position	Date Elected

Lawrence G. Olson	74	Chairman of the Board	1999 / served as President and
		Former President and Chief	Chief Executive Officer from
		Executive Officer	October 2000 to October 7,
			2003

W. Pierce Carson	69	Chairman of the Board	October 7, 2003
		President and Chief Executive
		Officer

John E. Frost	88	Director	May 7, 2007

Erich Hofer	51	Director	August 20, 2012

          The directors and officers have held their principal occupations as set out above during at least the last five years, except as described below:

          Lawrence G. Olson, age 74, Chairman, became a director in March 1999 in connection with the acquisition of Arizona Mica. He held the position of Chairman from October 2000 until he passed away in April 2012, and also formerly held the positions of President and Chief Executive Officer from October 2000 until October 2003. Mr. Olson owned and operated his own business, Olson Precast of Arizona Inc., since its establishment in1973. Mr. Olson received a B.S. Degree in Civil Engineering from the University of Southern California.

          W. Pierce Carson, age 69, was appointed Chairman after the death of Lawrence G. Olson in April 2012. Dr. Carson was named President and Chief Executive Officer and a director in October 2003, following a consulting assignment with us. He has 40 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

          John E. (Jack) Frost, age 88, joined our board of directors in May 2007. Dr. Frost has over 50 years of international mining experience in a wide range of metallic and non-metallic minerals and has been closely involved in the discovery and/or acquisition of more than 40 mineral deposits. Since 1986, Dr. Frost has served as principal of Frost Minerals International, Inc., a provider of management and consulting services to the mining industry. From 1967 until 1986, he worked for Exxon Minerals Company and its affiliates in a number of senior management capacities, including president of Exxon Minerals International. His responsibilities at Exxon Minerals included establishing and managing Exxon Minerals’ domestic and international minerals exploration programs. Prior to 1967, he managed exploration and mining activities for Duval Corporation and Philippine Iron Mines. Dr. Frost holds a B.S. Degree in Mining Engineering, an M.S. Degree in Geology and a Ph.D. in Geology, all from Stanford University.

          Erich Hofer, age 51 joined our board of directors in August 2012. Mr. Hofer is a finance and management executive with over 30 years of international business experience in engineering, energy, manufacturing and financial services. As principal of HFE MAC LLC since 2007, he provides management and advisory services to public and private companies and has assumed key management roles for clients, several of which have been natural resources companies. From 1999 to 2007, Mr. Hofer was CFO for three Swiss technology, manufacturing and energy management companies, and from 1995 to 1998 was financial controller for Zurich State Bank. He also served as Chief of Logistics, Colonel and a Member of General Staff in the Swiss Army. Mr. Hofer holds a MBA Degree from the University of Chicago, and three degrees, including Master of Finance, Bachelor of Economics and Bachelor of Engineering from universities in Switzerland.

Board Meetings and Committees

          During fiscal 2012, our board met once and took action by unanimous consent eight times. All of our directors attended at least 75% of the meetings of our board and its assigned committees during 2012. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

          Our entire board considers all major decisions concerning our business. Our board has also established committees so that certain matters can be addressed in more depth than may be possible at a full board meeting. Our board’s current standing committees are as follows, with the “X” denoting the members of the committee:

Nominating and
Corporate
	Governance	Audit	Compensation
Name	Committee	Committee	Committee
Employee Director:
W. Pierce Carson	X(1)
Non-Employee Directors:
Erich Hofer	X	X(1)	X
John E. Frost	X	X	X(1)

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

          The committee currently consists of Messrs. Carson, Hofer and Frost, with Mr. Carson serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders.

          The committee was constituted in May 2007, and met once during fiscal 2012.

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

          The committee currently consists of Messrs. Hofer and Frost, with Mr. Hofer serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Messrs. Hofer and Frost meet prescribed independence standards under the NASDAQ listing standards and applicable Securities and Exchange Commission rules. Mr. Hoffer qualifies as an “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission. Mr. Frost may not satisfy the criteria for an audit committee financial expert. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

          The Audit Committee met once during fiscal 2012.

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

          The committee currently consists of Messrs. Frost and Hofer, with Mr. Frost serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Messrs. Frost and Hofer are “independent” under the NASDAQ listing standards and applicable Securities and Exchange Commission rules.

          The committee was constituted in May 2007, and met once during fiscal 2012.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

          Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2012, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

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

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

          The following table summarizes the compensation awarded to, earned by or paid during the last three fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the financial year ended June 30, 2012, and whose total compensation exceeded $100,000 per year; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
W. Pierce Carson President & CEO	2012 2011 2010	253,774 239,229 227,837	- - -	- - 172,000(1)	73,547(3) 55,129(2) 62,543(1)	- - -	- - -	- - -	327,321 294,358 462,380

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

(3)

On January 9, 2012, the board of directors granted Mr. Carson an award of 150,000 options under our 2007 EIP. The options have a vest date of June 30, 2012 and a term of five years. The exercise price of the options is $0.94 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R.

Outstanding Equity Awards as of June 30, 2012

          The following table summarizes the outstanding equity awards as of June 30, 2012, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2012

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Pierce Carson	4,000,000 200,000 150,000 150,000	N/A N/A N/A N/A	N/A N/A N/A N/A	0.11 0.86 1.01 0.94	10/16/2013 6/08/2015 5/17/2016 1/9/2017	N/A	N/A	N/A	N/A

Compensation of Directors

          The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2012:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lawrence G. Olson	26,250	-	-	-	-	-	26,250
John E. Frost	35,000	-	37,233	-	-	-	72,233

(1)     W. Pierce Carson, a member of our board of directors, is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)     This column represents the fair value of the options awarded in fiscal 2012 in accordance with FAS 123R.

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

          Effective July 1, 2012, we adopted a decrease in the annual non-employee independent director fee to $8,000 per year and a decrease in annual committee fees to $1,000 per committee membership and $500 per committee chairmanship, to be paid quarterly. All other compensation to non-employee independent directors remains as described in the preceding paragraph.

          During fiscal years 2012, 2011 and 2010, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $61,250 for the year ended June 30, 2012.

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

           In May 2009, we entered into change of control agreements with two key employees, our manager of legal affairs, who currently is our secretary and assistant treasurer, and who also is the son of our president; and our controller, who currently is our chief financial officer and treasurer. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of September 13, 2012, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned

Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of
			Class(6)

Erich Hofer 1700 Bassett Street #1713 Denver, CO 80202	Common Stock	-	0.0%

Sulane Holdings, Inc. P.O. Box 414 CH-1630 Bulle Switzerland	Common Stock	21,707,360(1)	17.5%

Lawrence G. Olson (Estate) 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	8,127,450(2)	6.9%

W. Pierce Carson 33 Camino de Avila Tijeras, NM 87059	Common Stock	13,851,494(3)	11.4%

John E. Frost 602 Sandy Port Houston, TX 77079	Common Stock	710,000(4)	0.6%

Officers and Directors As a Group (3 Persons)	Common Stock	14,561,494 (5)	11.9%

(1)

Includes 13,500,000 shares issued in connection with conversion in December 2011 of convertible debentures at a conversion price of $1.00 per share. Also includes an aggregate of 1,457,360 shares that were issued for conversion of accrued interest due June 30, 2009, September 30, 2009 and December 31, 2009, and 6,750,000 warrants with an exercise price of $0.30 per share.

(2)

Includes options issued under the 2007 EIP to acquire 75,000 shares at an exercise price of $1.38 per share, 50,000 shares at an exercise price of $0.86 per share, and 75,000 shares at an exercise price of $1.21 per share.

(3)

Includes non-plan options to acquire 4,000,000 shares at an exercise price of $0.11 per share, and options issued under the 2007 EIP to acquire 200,000 shares at an exercise price of $0.86 per share, 150,000 shares at an exercise price of $1.01 per share, and 150,000 shares at an exercise price of $0.94 per share. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 100,000 warrants at an exercise price of $0.40 per share.

(4)

Includes options issued under the 2007 EIP to acquire 75,000 shares at an exercise price of $0.55 per share, 75,000 shares at an exercise price of $0.60 per share, 75,000 shares at an exercise price of $1.38 per share, 50,000 shares at an exercise price of $0.86 per share, 75,000 shares at an exercise price of $1.21 per share, and 75,000 shares at an exercise price of $0.95 per share. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 100,000 warrants at an exercise price of $0.40 per share.

(5)	Includes options and warrants to acquire an aggregate of 5,125,000 shares.
(6)

Applicable percentage of ownership is based on 117,537,970 shares of common stock outstanding as of September 13, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of September 13, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 13, 2012, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plans

          The following table contains information regarding our Equity Compensation Plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

2007 Equity Incentive Plan	3,615,000	$1.20	2,370,000
approved by security holders

Equity compensation plan not	4,525,000	$0.25	N/A
approved by security
holders(1)

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

          The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, employees, and consultants. As of September 24, 2012, four executive officers, two non-employee independent board members and approximately sixty-seven other employees and consultants are eligible to receive grants under the 2007 EIP.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In October 2003, prior to his becoming an officer and director of the Company, we entered into a confidential property identification agreement with W. Pierce Carson, our president and chief executive officer. Under terms of the agreement, Mr. Carson, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for us. We agreed to pay compensation to Mr. Carson in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that we acquire. In the event an identified property is acquired and subsequently sold, we agreed to pay Mr. Carson an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit silver-gold property acquired in May 2006 are two of the 24 properties identified and are subject to the property identification agreement (See NOTE 14 in the Consolidated Financial Statements).

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

          In September 2005, we entered into a consulting agreement with Ryan P. Carson, an attorney who is the son of our president and chief executive officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. In November 2005, the contract was extended for a six-month period, after which the contract extended on a month-to-month basis until terminated by either party. We issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006, the individual was offered and accepted employment at a salary of $5,000 per month. In connection with employment, we granted 50,000 stock options at an exercise price of $1.24 per share, which was the closing price on May 2, 2006. On April 25, 2007, we granted the individual 50,000 stock options at an exercise price of $0.74 per share, and on December 13, 2007, we granted the individual 100,000 options at an exercise price of $0.55 per share, which were the closing prices on the dates granted. On December 3, 2008, we granted the individual 100,000 options and also cancelled and reissued the options previously granted on May 2, 2006 and April 25, 2007, at an exercise price of $0.60 per share, which was the closing price on December 3, 2008. On June 8, 2010, we granted the individual 100,000 options at an exercise price of $0.86 per share, the closing price on the date of grant. Additionally, on June 8, 2010 we granted the individual 100.000 shares of restricted stock. The shares were valued at $0.86 per share, the closing price on the date of grant. On August 20, in connection with the individual’s appointment to secretary and assistant treasurer of the Company, we granted the individual 100,000 options at an exercise price of $0.32 per share, which was the closing price on August 20, 2012.

          In March 2001, Lawrence G. Olson, our recently deceased chairman and former president and chief executive officer, jointly with his wife, made an unsecured loan to us in the amount of $800,000 at an interest rate equal to the prime rate of interest plus one percentage point. In connection with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share. In October 2001, we restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually. In June 2002, the loan was extended an additional year and we entered into a security agreement with Mr. Olson, whereby our assets secured the loan. The note became payable in March 2004 after which time it was in default. On March 15, 2006, Mr. Olson exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to him, aggregating $210,000. Mr. Olson agreed to reduce the principal by $50,000 and to extend the $750,000 note payable for a period of 18 months, until September 15, 2007.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICE

          The following table discloses the fees for professional services provided by Stark Schenkein, LLP for the 2012 and 2011 fiscal years respectively:

	2012	2011
Audit Fees (1)	$101,626	$82,609
Tax Fees (2)	-0-	-0-
	$101,626	$82,609

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.7	Management Agreements dated August 15, 1994, by and between the Registrant and both of Alan P. Lindsay, Anthony R. Harvey; Management Agreement dated November 19, 1996, by and between the Registrant and Ryan A. Modesto	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006

10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006

10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006

10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007

10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007

10.52	Senior subordinated Promissory Note dated October 31, 2007, by and between Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated October 31, 2007, as filed with the SEC on November 1, 2007

10.53	Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated December 21, 2007, as filed with the SEC on December 26, 2007

10.54	Settlement Agreement dated June 5, 2008, by and between Registrant and New Planet Copper Mining Company	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 5, 2008 , as filed with the SEC on June 10, 2008

10.55	Purchase and Sale Agreement dated June 30, 2008, by and between Registrant and St. Cloud Mining Company	Incorporated by reference to Exhibits 10.55 and 99.1 to Registrant’s 8-K dated June 30, 2008, as filed with the SEC on July 1, 2008

10.56	Change of Control Agreement between the Registrant and Ryan P. Carson dated May 19, 2009	Incorporated by reference to Exhibit 10.56 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.57	Change of Control Agreement between the Registrant and Michael P. Martinez dated May 19, 2009	Incorporated by reference to Exhibit 10.57 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.58	Purchase option dated June 13, 2009, by and between Registrant’s subsidiary Minera Sandia S.A. de C.V. and Mineral de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.58 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.59	Agreement dated June 13, 2009, by and between Registrant and Minera de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.59 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.60	Finders Agreement dated June 13, 2009, by and between Registrant and Finder	Incorporated by reference to Exhibit 10.60 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.61	Amendment No. 2 dated June 30, 2009, to Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated June 30, 2009, as filed with the SEC on August 25, 2009

10.62	Gold Sale Agreement dated September 11, 2009, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 11, 2009, as filed with the SEC on September 17, 2009

10.63	Placement Agreement dated January 7, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.

10.64	Securities Purchase Agreement dated January 14, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.
10.65	Memorandum of Understanding dated September 24, 2010, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 24, 2010, as filed with the SEC on September 27, 2010.

10.66	Placement Agreement dated December 29, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.67	Securities Purchase Agreement dated December 29, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.68	Promissory Note dated January 27, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated January 27, 2011, as filed with the SEC on February 2, 2011.
10.69	Financing Agreement dated August 2, 2011, by and between Registrant and Victory Park Capital Advisors, LLC	Incorporated by reference to Exhibits to Registrant’s 8-K dated August 2, 2011, as filed with the SEC on August 9, 2011.

10.70	Registrant’s filing of federal court complaint against Ortiz Mines Inc. announced August 31, 2011	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated August 31, 2011, as filed with the SEC on September 2, 2011.

10.71	Memorandum of Understanding dated September 6, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated September 6, 2011, as filed with the SEC on September 7, 2011.

10.72	Financing Agreement dated December 23, 2011, by and between Registrant and Waterton Global Value L.P.	Incorporated by reference to Exhibits to Registrant’s 8-K dated December 23, 2012, as filed with the SEC on December 30, 2011.

10.73	Arrangement Agreement dated December 15, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Registrant’s 8-K dated December 15, 2011, as filed with the SEC on January 9, 2012.

10.74	Registrant’s change of directors announced April 23, 2012	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated April 23, 2012, as filed with the SEC on April 24, 2012.

10.75	Settlement Agreement dated May 22, 2012, by and between Registrant and Ortiz Mines Inc.	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated May 22, 2012, as filed with the SEC on May 25, 2012.

10.76	Common Stock Purchase Agreement dated June 20, 2012, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 5.1, 10.1 and 99.1 to Registrant’s 8-K dated June 20, 2012, as filed with the SEC on June 21, 2012.

14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

(b) Reports on Form 8-K

          On July 6, August 1 and August 15, 2012, the Company filed Current Reports on Form 8-K relating to unit stock offerings to stockholders.

          On August 21, 2012, the Company filed a Current Report on Form 8-K relating to appointment of a new director to its board of directors and appointments of corporate officers.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2012.

SANTA FE GOLD CORPORATION

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on September 28, 2012.

SIGNATURE	TITLE

/s/ W. Pierce Carson	Chairman of the Board, President and
W. Pierce Carson	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael P. Martinez	Chief Financial Officer
Michael P. Martinez	(Principal Financial Officer)

/s/ Ryan P. Carson	Secretary and Assistant Treasurer
Ryan P. Carson

/s/ John E. Frost	Director
John E. Frost

/s/ Erich Hofer	Director
Erich Hofer