Form 10-Q
period 2012-09-30
Santa Fe Gold CORP
filed 2012-11-09
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
117,537,970 shares outstanding as of November 9, 2012.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,566	$614,385
Accounts receivable	5,300,378	2,442,399
Inventory	851,976	951,458
Marketable securities	50,821	48,776
Prepaid expenses and other current assets	380,768	329,466
Total Current Assets	6,845,509	4,386,484
MINERAL PROPERTIES	579,000	579,000

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, net	23,310,054	24,139,166

OTHER ASSETS:
Idle equipment, net	1,223,528	1,223,528
Restricted cash	231,716	231,716
Deferred financing costs, net	1,064,489	1,102,070
Total Other Assets	2,519,733	2,557,314
Total Assets	$33,254,296	$31,661,964

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,248,170	$2,199,026
Accrued liabilities	4,218,850	2,505,785
Derivative instrument liabilities	2,922,997	1,026,765
Current portion, notes payable	9,686,747	9,931,468
Curent portion,senior subordinated convertible notes payable, net of discount of $1,703 and $5,564, respectively	448,297	444,436
Current portion, capital leases	34,877	41,487
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	22,919,811	19,508,840
LONG TERM LIABILITIES:
Notes payable, net of current portion	450,566	936,996
Capital leases, net of current portion	-	3,545
Asset retirement obligation	161,779	159,048
Total Liabilities	23,532,156	20,608,429
STOCKHOLDERS' EQUITY :
Common stock, $.002 par value, 300,000,000 shares authorized; 117,537,970 and 111,143,684 shares issued and outstanding, respectively	235,076	222,287
Additional paid in capital	75,923,010	74,846,754
Accumulated (deficit)	(66,388,709)	(63,966,224)
Accumulated other comprehensive (loss)	(47,237)	(49,282)
Total Stockholders' Equity	9,722,140	11,053,535
Total Liabilities and Stockholders' Equity	$33,254,296	$31,661,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
SALES, net	$5,880,297	$2,550,724

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	4,435,856	1,620,490
Exploration, other mine and mill costs	595,817	528,954
General and administrative	774,042	963,124
Depreciation and amortization	1,085,344	658,407
Accretion of asset retirement obligation	2,731	2,127
Total Operating Costs and Expenses	6,893,790	3,773,102
LOSS FROM OPERATIONS	(1,013,493)	(1,222,378)

OTHER INCOME (EXPENSE):
Interest income	-	2,749
(Loss) gain on derivative instrument liabilities	(852,132)	2,887,760
Accretion of discounts on notes payable	(3,861)	(553,846)
Interest expense	(552,999)	(411,423)
Total Other (Expense) Income	(1,408,992)	1,925,240

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,422,485)	702,862
PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	(2,422,485)	702,862
OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	2,045	31,181
NET COMPREHENSIVE (LOSS) INCOME	$(2,420,440)	$734,043

Basic and Diluted Per Share data
Net (Loss) Income - basic and diluted	$(0.02)	$0.01

Weighted Average Common Shares Outstanding:
Basic and diluted	114,294,150	94,556,912

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,422,485)	$702,862
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,085,344	658,407
Stock-based compensation	259,884	312,791
Accretion of discount on notes payable	3,861	553,846
Accretion of asset retirement obligation	2,731	2,127
Loss (gain) on derivative instrument liabilities	852,132	(2,887,760)
Loss on disposal of assets	-	152,587
Amortization of deferred financing costs	37,581	99,579
Net change in operating assets and liabilities:
Accounts receivable	(2,857,979)	175,750
Inventory	99,482	(111,545)
Prepaid expenses and other current assets	(51,302)	(154,789)
Accounts payable and accrued liabilities	1,762,209	(897,183)
Deferred revenue	-	(451,654)
Net Cash Used in Operating Activities	(1,228,542)	(1,844,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	-	128,658
Proceeds from disposal of assets	-	25,000
Notes receivable and accrued interest	-	(2,045)
Additions of property, equipment, and mine development	(256,232)	(158,185)
Construction in progress	-	(1,315,417)
Net Cash Used in Investing Activities	(256,232)	(1,321,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances towards contemplated acquistion of entity	-	(213,716)
Proceeds from issuance of stock	1,873,261	-
Proceeds from notes payable	-	5,105,121
Payments on notes payable	(731,151)	(73,804)
Payments on capital leases	(10,155)	(35,722)
Payment of financing costs	-	(495,000)
Net Cash Provided by Financing Activities	1,131,955	4,286,879
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(352,819)	1,119,908
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	614,385	172,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	$261,566	$1,292,439

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$247,599	$323,898
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$39,000	$48,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission.

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

     The Company had a net loss of $2,422,485 for the three months ended September 30, 2012, has a working capital deficit of $16,074,302 and has a total accumulated deficit of $66,388,709 at September 30, 2012. The Company generated revenues of $5,880,297 from the sales of precious metals in the three months ended September 30, 2012. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of operating and financing expenses until production at the Summit mine site attains cash flow to cover the Company’s costs. The Company has no continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Accounts Receivable

     Accounts receivable consist of trade receivables from precious metals sales of concentrate, flux, and refined gold. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of September 30, 2012, and June 30, 2011.

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

Idle Equipment

     The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $1,223,528 as of September 30, 2012, and June 30, 2011. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment during the three months ended September 30, 2012.

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2012 and June 30, 2012, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible debentures approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. As of September 30, 2012, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

Reclamation Costs

     The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. At September 30, 2012 and June 30, 2012, the Company had a reclamation obligation totaling $161,779 and $159,048, respectively.

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

     Sales of refined precious metals related to a definitive gold sale agreement dated September 11, 2009, and the gold and silver supply agreement dated December 23, 2011, are recorded as revenues when the buyer takes delivery. See NOTE 10 – Commitments. The recorded revenues are final at that time. Due to the nature of the agreements, an obligation exists for the delivery of refined gold and silver concurrent with the delivery of concentrate and flux products. Consequently the associated costs to purchase refined gold and silver are also recorded at the same time as the delivery of the concentrate and flux products. The costs to purchase refined gold and silver are recorded using the current market price upon delivery of the refined precious metals or upon accrual of the obligation if undelivered. If necessary the accrual for any unsettled deliveries of refined gold and silver and the related costs to purchase such are adjusted to the current market price existing at the end of each reporting period until final delivery and adjustment occurs.

Net Earnings (Loss) per Common Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended September 30, 2012 and 2011, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

     The Company accounts for share based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited. The compensation cost is recognized over the expected vesting period.

Reclassifications

     Certain items in these consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

     In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

     The following table provides the components of inventory as of:

	September 30,	June 30,
	2012	2012
Stockpiled ore	$6,012	$9,268
In-process material	-	479
Siliceous flux material	100,066	66,206
Precious metals concentrate	745,898	875,505
	$851,976	$951,458

NOTE 4 – ACCRUED LIABILITIES & COMPLETION GUARANTEE PAYABLE

Accrued Liabilities

     The following table provides the components of accrued liabilities as of:

	September 30,	June 30,
	2012	2012
Wages and benefits	$202,680	$129,532
Property and mining taxes	170,899	157,038
Royalties	1,151,366	729,893
Interest expense	82,944	85,305
Accrued expenses	24,097	24,467
Variable production payments	2,586,864	1,379,550
	$4,218,850	$2,505,785

     Royalty payments are incurred on the Summit project which is subject to two underlying royalty agreements and a net proceeds interest. (See NOTE 10 – Summit Silver-Gold Project). The variable production payments are incurred as a result of a definitive gold sales agreement entered into on September 11, 2009. Variable production payments are to be delivered in ounces of refined gold, and represent 1,880 ounces and 1,151 ounces due at September 30 and June 30, 2012, respectively. The obligation for the period is recorded in costs applicable to sales and calculated by netting the sales price of $400 per ounce against the current market price at the end of each reporting period as defined in the agreement. (See NOTE 10 - Commitments).

Completion Guarantee Payable

     In accordance with the completion guarantee provision under the definitive gold sale agreement (“the Agreement”), the Company has recorded an obligation at September 30, 2012 and June 30, 2012 totaling $3,359,873, which is related to the percentage of underproduction of gold produced relative to the amount of gold planned to have been produced, as set out in the Agreement. Prior to the calculation of the completion guarantee test, the Company recorded deferred revenue resulting from an upfront cash deposit received as part of the Agreement. Based upon the provisions of the Agreement, the completion guarantee test directly reduces any remaining amounts of deferred revenue dollar for dollar at the time of the calculation. Therefore in connection with the completion guarantee test, the remaining balance of deferred revenue totaling $2,855,824 at the time of the calculation was reclassified into the completion guarantee payable at June 30, 2012. Additional fees associated with the transaction totaling $504,049 were also recognized in Other Expenses and accrued as part of the completion guarantee payable at June 30, 2012. Consequently, deferred revenue was reduced to zero at June 30, 2012. (See NOTE 10 – Commitments).

NOTE 5- DERIVATIVE INSTRUMENT LIABILITIES

     On July 31, 2012, the Company entered into an agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. The warrants contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5.0 years, expected stock price volatility of 82.19%, and expected dividend yield of zero.

     On August 17, 2012, the warrant exercise price of $0.35 per share, previously reduced on June 29, 2012, on 6,750,000 warrants related to the 7% Senior Secured Convertible Debentures, was reduced to $0.30 under the terms and conditions of the warrant with the reduction resulting from the placement of the unit offering to stockholders. The warrants contain a repricing provision for anti-dilution.

     On August 17, 2012, the warrant exercise price of $0.98 per share, previously reduced on June 29, 2012, on 500,000 warrants related to the June 2, 2011 warrant issuance was reduced to $0.91 under the terms and conditions of the warrant with the reduction resulting from the placement of the unit offering to stockholders. The warrants contain a repricing provision for anti-dilution.

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

     On September 14, 2012, the Company entered into an agreement for financial advisory services. In connection with the agreement the Company issued 500,000 warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. The warrants contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $116,650 with the following assumptions: risk-free rate of interest of 0.72%, expected life of 5.0 years, expected stock price volatility of 77.99%, and expected dividend yield of zero.

     The fair market value of the derivative instruments liabilities at September 30, 2012, was determined to be $2,922,997 with the following assumptions: (1) risk free interest rate of 0.06% to 0.61%, (2) remaining contractual life of 0.08 to 4.96 years, (3) expected stock price volatility of 66.6% to 120.4%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the three months ended September 30, 2012, of $852,132 and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative		Derivative Gain
	Liability as of	Liability as of		(Loss) Through
	September 30, 2012	June 30, 2012		September 30, 2012
Convertible Debentures:
Purchase Agreement Warrants	$2,922,997	$1,026,765		$(1,896,232)

	Amount allocated to warrants at inception			1,044,100
			$	(852,132)

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND DEBENTURES

Convertible Senior Subordinated Notes

     On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each. The notes have a term of 60 months, and at such time all remaining principal and interest shall be due. The notes bear interest at 10% per annum. Interest initially accrued for 18 months from the date of closing. Interest on the outstanding principal balance is then payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes will be automatically be converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

     At September 30, 2012 and June 30, 2012, the outstanding balance on the Senior Subordinated Convertible Notes, was $450,000.

     The components of the convertible notes payable are as follows:

September 30, 2012	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(1,703)	$448,297
Long-term portion, net of current	-	-	-
	$450,000	$(1,703)	$448,297

June 30, 2012	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(5,564)	$444,436
Long-term portion, net of current	-	-	-
	$450,000	$(5,564)	$444,436

NOTE 7 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

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

     The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortizes over a 12-month term with the first payment due July 31, 2013. The outstanding amounts owed for the Senior Secured Gold Stream Credit Agreement are aggregated with Notes Payable for financial statement presentation. (See NOTE 8). In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton (See NOTE 10 – Summit Silver-Gold Project).

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

     The Credit Agreement calls for a fee of 1.5% of the gross amount borrowed to each of Global Hunter Securities and Source Capital Group, Inc. who are registered broker dealers and members of FINRA and SIPC. The fees are to be paid half upon closing of the first tranche of $10,000,000 and half upon closing of the second tranche of $10,000,000. No fees are payable in connection with the revolving credit facility of $5,000,000. Fees aggregating $300,000 were paid in relation to the closing of the first tranche.

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

     The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at September 30, 2012 and June 30, 2011:

	September 30,	June 30, 2012
	2012

Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012; Note extended on August 4, 2012 with an interest rate of 20% and a due date of November 5, 2012.	$57,358	$57,358

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012.	--	1,598

Installment sales contract on equipment, interest at 10.0%, payable in 12 monthly installments of $13,073, including interest through July 2013.	114,235	150,000

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	42,811	46,379

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	560,409	593,657

Financing contract on insurance premiums, interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012.	--	19,472

Senior Secured Gold Stream Credit Agreement, interest at 9% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013.	9,362,500	10,000,000

Total Outstanding Notes Payable	10,137,313	10,868,464
Less: Current portion	(9,686,747)	(9,931,468)
Notes payable, net of current portion and discount	$450,566	$936,996

     The aggregate maturities of notes payable as of September 30, 2012, is as follows:

Year ending June 30,
2013	$9,200,870
2014	606,253
2015	168,773
2016	161,417
Total Outstanding Notes Payable	$10,137,313

NOTE 9 – FAIR VALUE MEASUREMENTS

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

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 1,000,000 shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The derivative instruments consist of certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets are as follows:

	September 30, 2012	Level 1	Level 2	Level 3
Marketable securities	$50,821	$50,821	---	---
Value of derivative instruments liability	2,922,997	---	---	2,922,997

	June 30, 2012	Level 1	Level 2	Level 3
Marketable securities	$48,776	$48,776	---	---
Value of derivative instruments liability	1,026,765	---	---	1,026,765

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Commitments

     On September 11, 2009, we entered into a definitive gold sale agreement with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus future ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. We receive credit against the $4,000,000 upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries where the prevailing market price exceeds $400 per ounce. These credits are recognized as revenue, in addition to the ongoing production payments received for gold delivered pursuant to the agreement. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

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

     At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Accordingly, the Company has recorded an obligation totaling $3,359,873 at September 30, 2012 and June 30, 2012. Based upon the provisions of the agreement, the completion guarantee payment reduces any remaining amounts of deferred revenue dollar for dollar at the time of the calculation. Deferred revenue at the time of the calculation was $2,855,824, and consequently the amount of deferred revenue was reclassified to completion guarantee payable at June 30, 2012. An expense of $504,049 was recognized in other expenses for the year ended June 30, 2012, representing the difference between the completion guarantee liability of $3,359,873 at June 30, 2012 and the deferred revenue of $2,855,824 at the time of the completion guarantee payable calculation.

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver. The acquisition of Columbus Silver did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company has agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 definitive gold sale agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company.

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

NOTE 11- STOCKHOLDERS’ EQUITY

Issuances of Common Stock

     On August 18, 2012, the Company issued 6,244,286 shares of common stock pursuant to a unit offering to existing shareholders under shelf registration statement on Form S-3 and received net proceeds of $1,873,261. On July 6, August 1 and August 15, 2012, in relation to the unit offering to stockholders, we filed Current Reports on Form 8-K.

     On August 3, 2012, the Company issued to a consultant 150,000 shares of common stock for investor relations services valued at $39,000 based on the closing market price on the date of the transaction.

Issuances of Options

     During the three months ended September 30, 2012, 100,000 options were cancelled and 100,000 options expired.

     On August 20, 2012, the Company granted 100,000 five-year options at an exercise price of $0.32 per share to a new outside director, the closing price on the date of grant. The options will vest on August 20, 2013. The options were valued at $16,189 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $3,539 was recorded during the quarter ended September 30, 2012 and $12,650 will be reported over the remaining vesting period.

     On August 20, 2012, the Company granted a five-year option to four key employees to purchase 400,000 shares of common stock at an option exercise price of $0.32 per share, the closing price on the date of grant. The options will vest on February 20, 2013. The options were valued at $64,755 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $14,154 was recorded during the quarter ended September 30, 2012 and $50,601 will be reported over the remaining vesting period.

Issuances of Warrants

     On September 14, 2012, the Company entered into an agreement for financial advisory services to be provided over a period of six months and requiring the issuance of 500,000 warrants exercisable at $0.40 per share with an exercise period of 5.0 years for investor relations services. The warrants are exercisable upon execution of the agreement and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $116,650 with the following assumptions: risk-free rate of interest of 0.72%, expected life of 5 years, expected stock price volatility of 77.99%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $9,561 has been expensed for the quarter ended September 30, 2012, with $107,089 remaining as unreported stock compensation and will be reported over the remaining period of the agreement.

     On August 17, 2012, the warrant exercise price of $0.35 per share on 919,448 warrants related to the additional investment rights issues of January 9, April 30, and June 2, 2008, was reduced to $0.30 under the terms and conditions of the warrant with the reduction resulting from the issuance of stock in connection under a unit offering to existing shareholders under a shelf registration. The original warrants contained an anti-dilution provision and the warrants were increased by 153,242 to 1,072,690.

     On August 17, 2012, the Company issued 6,244,286 three year warrants at an exercise price of $0.40 and exercisable immediately. The warrants are issued pursuant to terms of the unit offering to existing shareholders under shelf registration statement.

     On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5 years, expected stock price volatility of 82.19%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $154,999 was expensed for the quarter ended September 30, 2012, with $772,451 remaining as unreported stock compensation and will be reported over the remaining period of the agreement.

     Stock option and warrant activity, both within the 1989 stock Option Plan and the 2007 Equity incentive Plan and outside of these plans, for the three months ended September 30, 2012, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2012	8,140,000	$0.53	14,729,107	$0.90
Granted	500,000	$0.32	11,397,528	$0.40
Canceled	(100,000)	$0.94	---	---
Expired	(100,000)	$0.46	---	---
Exercised	---	---	---	---
Outstanding at September 30, 2012	8,440,000	$0.52	26,126,635	$0.67

     Stock options and warrants exercisable at September 30, 2012, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	1.02	$0.11	$0.30	7,822,690	7,822,690	2.01	$0.30
$0.32	500,000	--	4.89	$0.32	$0.32	11,244,286	11,244,286	4.87	$0.40
$0.55	175,000	175,000	0.25	$0.55	$0.91	500,000	500,000	3.84	$0.91
$0.60	605,000	605,000	1.18	$0.60	$1.00	600,000	600,000	4.11	$1.00
$0.86	750,000	750,000	2.69	$0.86	$1.06	253,773	253,773	1.78	$1.06
$0.88	50,000	50,000	3.42	$0.88	$1.25	464,858	464,858	1.32	$1.25
$0.94	350,000	350,000	4.28	$0.94	$1.50	933,334	933,334	3.13	$1.50
$0.95	75,000	75,000	4.26	$0.95	$1.625	461,539	461,539	2.25	$1.625
$1.00	250,000	125,000	2.54	$1.00	$1.70	3,846,155	3,846,155	2.31	$1.70
$1.01	715,000	715,000	3.63	$1.01
$1.03	250,000	250,000	4.45	$1.03
$1.165	20,000	20,000	1.63	$1.165
$1.21	150,000	150,000	3.25	$1.21
$1.30	125,000	125,000	0.58	$1.30
$1.30	150,000	150,000	1.11	$1.30
$1.38	150,000	150,000	2.25	$1.38
$1.70	125,000	125,000	0.58	$1.70
	8,440,000	7,940,000				26,126,635	26,126,635

Outstanding Options			1.99	$0.52	Outstanding Warrants			3.40	$0.67
Exercisable Options			1.81	$0.53	Exercisable Warrants			3.40	$0.67

     As of September 30, 2012, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $1,982,269 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $1,942,269. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.40 closing stock price of the Common Stock on September 30, 2012. The total number of in-the-money options and warrants vested and exercisable as of September 30, 2012, was 11,822,690.

     The total intrinsic value of options and warrants exercised during the three months ended September 30, 2012, was $0.00.

     The total fair value of options and warrants granted during the three months ended September 30, 2012, was approximately $2,026,663. The total grant-date fair value of option and warrant shares vested during the three months ended September 30, 2012, was approximately $2,078,045.

NOTE 12 – SUBSEQUENT EVENTS

     The Company has evaluated events and transactions that occurred subsequent to September 30, 2012 for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements, except as set forth below.

     On October 22, 2012, the Company closed the Mogollon Option Agreement with Columbus Silver Corporation following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule also calls for an additional $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments.

     On October 11, 2012, the Company announced signed a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited (ASX: IGS). Key terms of the transaction have been approved by the boards of directors of both companies, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The companies are targeting prompt execution of definitive documents and a first quarter 2013 closing date, subject to shareholder approvals and other customary closing conditions. The contemplated transaction structure would be affected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction.

Key terms of the Heads of Agreement include, among others, that:

  Existing SFEG and IGS shareholders will own 61.57% and 27.11%, respectively, of the outstanding shares of the combined company’s common stock, assuming completion of an a $5.0 million placement in connection with the merger;

  The IGS board will be restructured to comprise four directors nominated by Santa Fe and one director nominated by International Goldfields;

  The merged company will continue trading on the ASX and will apply for a listing to trade ADRs on a major US exchange; and

  On completion of the merger, IGS must have (a) a minimum of $10.0 million in available cash and liquid assets and (b) a maximum of $100,000 in total indebtedness, both in Australian currency.

     IGS has also agreed to advance the Company $4.0 million AUD by way of a convertible note secured by the Company’s interest in its rights to the Mogollon property option. The Company has received nearly the entire amount of the advance to date.

     On October 9, 2012, the Company entered into the First Amendment to the Senior Secured Gold Stream Credit Agreement which modifies the due dates of certain principal payments on the note. The amendment calls for principal payments of $1,082,955 in October 2012, $500,000 in November 2012, $0 in December 2012 and January 2013, and $3,852,275 in February 2013. All other principal payments remain unchanged and interest payments will continue to be due monthly. The revised payments for October and November 2012 have already been paid by the Company.

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

     The following discussion summarizes the results of our operations for the three month period ended September 30, 2012, and compares those results to the three month period ended September 30, 2011. It also analyzes our financial condition at September 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2012, 2011 and 2010 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2012.

Overview

     Santa Fe Gold Corporation (“the Company”, “our” or “we”) is a U.S. mining company, incorporated in August 1991 in the state of Delaware, with a general business strategy to acquire and develop mining properties amenable to low cost production.

     The results of operations for the prior fiscal years ended reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. We expect results of operations in fiscal 2013 to reflect improved performance of the Summit mine. However, there is significant uncertainty in our Summit estimates of both future costs and future revenues, and we require additional capital resources to complete our plans.

     We are continuing to increase sales each quarter. Sales for the quarter ended September 30, 2012 increased to $5,880,297 as compared to sales for the quarter ended June 30, 2012 of $3,387,357, an increase of $2,492,940 and related accounts receivable increased $2,857,979 at September 30, 2012.

     We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings or other means of financing in the future.

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

     The consolidated unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

     We have a total accumulated deficit of $66,388,709 at September 30, 2012. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

     The Company has increased revenue-generating operations during the current three months. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine and related precious metal sales are sufficient to fund our consolidated operations. The Company, other than its current financing facilities, has no additional commitment from any party to provide additional working capital should it been required.

     The Company’s consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

     As of September 30, 2012, we had cash and cash equivalents of $261,566 as compared to $614,385 at June 30, 2012 and we had accounts receivable of $5,300,378 at September 30, 2012 as compared to $2,442,399 at June 30, 2012. As of September 30, 2012, we had a working capital deficit of $16,074,302.

     In August 2012, we raised $1,873,261 under a unit offering to existing stockholders, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock. Each unit was sold at a price of $0.30. Each warrant has an exercise price of $0.40 per share of common stock and is exercisable for a period of three years. The Company issued 6,244,286 shares of common stock and 6,244,286 warrants pursuant to the unit offering. These securities have been registered on our registration statement on Form S-3.

     On October 22, 2012, the Company closed the Mogollon Option Agreement with Columbus Silver Corporation following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule also calls for an additional $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments. The Mogollon Project encompasses most of the Mogollon district in southwest New Mexico, which has substantial recorded historical production of silver and gold. The acquisition is anticipated to assist in our strategic objective of developing new ore sources to augment ore currently processed through our flotation mill at Lordsburg.

     On October 11, 2012, the Company announced it signed a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited (ASX: IGS). Key terms of the transaction have been approved by the boards of directors of both companies, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The companies are targeting prompt execution of definitive documents and a first quarter 2013 closing date, subject to shareholder approvals and other customary closing conditions. The contemplated transaction structure would be affected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction.

Key terms of the Heads of Agreement include, among others, that:

  Existing SFEG and IGS shareholders will own 61.57% and 27.11%, respectively, of the outstanding shares of the combined company’s common stock, assuming completion of an a $5.0 million placement in connection with the merger;

  The IGS board will be restructured to comprise four directors nominated by Santa Fe and one director nominated by International Goldfields;

  The merged company will continue trading on the ASX and will apply for a listing to trade ADRs on a major US exchange; and

  On completion of the merger, IGS must have (a) a minimum of $10.0 million in available cash and liquid assets and (b) a maximum of $100,000 in total indebtedness, both in Australian currency.

     We believe that the proposed business combination will maximize collective shareholder value for numerous reasons, including a strengthened balance sheet, with significantly improved liquidity, is anticipated to reduce our project debt levels, and provide capital to further develop our new Mogollon project and advance our Ortiz project. The merged entity will be managed by an expanded management team with complementary experience in exploration, development, operations, and financing and with anticipated trading on both the ASX and a major United States exchange should increase the combined company’s visibility in the investor and financial marketplace.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2012 and 2011

     Sales

     Sales increased to $5,880,297 for the three months ended September 30, 2012, from $2,550,724 for the three months ended September 30, 2011, an increase of $3,329,573. We achieved full commercial production at the Summit Mine during the previous quarter which contributed to the large increase over the prior comparable period. The increase is comprised primarily of precious metals sales of concentrate and flux material.

     Concentrate and flux sales for the three months ended September 30, 2012 were $5,578,654, as compared to $1,633,339 for the three months ended September 30, 2011, an increase of $3,945,315 or 242%. The increase is due to the production of approximately 21,000 additional tons and an additional 998 ounces of gold and 45,155 ounces of silver over the prior comparable period.

     Sales of refined gold decreased to $301,643 for the three months ended September 30, 2012, as compared to $917,385 for the three months ended September 30, 2011, a decrease of $615,742. Sales of refined gold for the current period relate solely to the Waterton commodity supply agreement. Obligations relating to the sales of refined gold to Sandstorm for the current period were not delivered and deliveries under the definitive gold sales agreement are anticipated to resume in January 2013. The related costs to purchase the refined gold have been recorded in cost of sales and the corresponding liability accrued in the current period.

     Costs Applicable to Sales

     Costs applicable to sales, including related costs for concentrate, flux material, and refined gold and silver generated for the three months ended September 30, 2012 were $4,435,856, compared to $1,620,490 for the three months ended September 30, 2011, an increase of $2,815,366.

     Costs applicable to sales for concentrate and flux material increased to $2,899,741 for the three months ended September 30, 2012 compared to $527,080 for the three months ended September 30, 2011, an increase of $2,372,661. The increase for concentrate and flux costs is directly related to the increased production of both products.

     Total costs applicable to sales of refined gold were $1,536,115 for the three months ended September 30, 2012, and $1,093,410 for the three months ended September 30, 2011, an increase of $442,705. The increase is directly related to the increase in sales for concentrate and flux material and the corresponding requirements to deliver refined precious metals in conjunction with the Sandstorm definitive gold sales agreement and the Waterton commodity supply agreement. Estimated costs to purchase refined gold are accrued at the same time as the delivery of concentrate and flux products even though final sale of the refined gold may occur at a later date. Additionally, amendments #1 and #2 of the definitive gold sales agreement required the delivery of additional ounces of gold to Sandstorm for the extension of the completion guarantee test date and accounted for $-0- and $301,935 in costs applicable to sales for the three months ended September 30, 2012 and September 30, 2011, respectively.

     Exploration

     Exploration, mine and mill start up costs were $595,817 for the three months ended September 30, 2012, as compared to $528,954 for the three months ended September 30, 2011, an increase of $66,863. The increase in costs is primarily comprised of royalties and resource taxes of $227,154. These increases were mainly offset by a decrease in vehicle operating costs, repairs and maintenance, and general expenses aggregating $188,577.

     General and Administrative

     General and administrative expenses decreased to $774,042 for the three months ended September 30, 2012, from $963,124 for the comparative three month period ended September 30, 2011, a change of $189,082. The change is mainly attributable to a decrease in legal fees of $79,494; and a loss on equipment of $152,287 in the prior comparable period. These decreases were offset primarily by an increase audit fees recorded during the current period of $58,488.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $1,085,344 for the three months ended September 30, 2012, as compared to $658,407 for the three months ended September 30, 2011, an increase of $426,937. The increase is attributable primarily to the amortization of mine development costs of $406,975 during the current period. Mine development costs in the prior comparable period were capitalized until the achievement of commercial production.

     Other Income and Expenses

     Other income and (expenses) for the three months ended September 30, 2012, were $(1,408,992) as compared to $1,925,240 for the comparable three months ended March 31, 2011. The decrease of $3,334,232 is primarily attributable to the decrease gain recognized on derivative instruments liability of $3,739,892 and an increase in interest expense of $141,576, and was offset by a decrease in accretion of discounts on notes payable of $549,985.

     The decrease in accretion of discounts on notes payable is the result of the conversion of the Sulane convertible notes and the refinancing of the Victory Park note, both of which were present in prior comparable three month period. The increase in interest expense was due primarily to interest and other financing costs associated with the ten million dollar Senior Secured Gold Stream Credit Agreement that was placed on December 23, 2011.

     Gain (Loss) on Derivative Financial Instruments

     We recognized a loss on derivative financial instruments of $(852,132) for the three months ended September 30, 2012, as compared to a gain of $2,887,760 for the prior year’s comparable period, resulting in a decreased gain of $3,793,892. The non-cash decreased gain recognized arises from adjustments to record the derivative financial instruments at fair values in accordance with current accounting standards. The decrease in the derivative gain for the three months ended September 30, 2012, is attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, the warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of this derivative. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility in the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Factors Affecting Future Operating Results

     We continue to deploy our plan to place the Company on an improved financial footing. We plan to procure capital with long term financing arrangements and/or equity placements as required, and pursue strategic business combinations and acquisitions. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our current property sites and continue to strengthen our overall financial position.

     On October 22, 2012, we closed the Mogollon Option Agreement with Columbus Silver Corporation. Under the agreement, we may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Mogollon Project encompasses most of the Mogollon district in southwest New Mexico. The completion acquisition will assist in our strategic objective of developing new ore sources to augment ore currently processed through our flotation mill at Lordsburg.

     We have signed a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited (ASX: IGS). Key terms of the transaction have been approved by the boards of directors of both companies, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The companies are targeting prompt execution of definitive documents and a first quarter 2013 closing date, subject to shareholder approvals and other customary closing conditions. The contemplated transaction structure would be affected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction. We believe that the proposed business combination will maximize collective shareholder value for numerous reasons, including a strengthened balance sheet, with significantly improved liquidity, is anticipated to reduce our project debt levels, and provide capital to further develop our new Mogollon project and advance our Ortiz project.

Off-Balance Sheet Arrangements

     During the three months ended September 30, 2012, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of September 30, 2012. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for our year fiscal ended June 30, 2012, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

     As of September 30, 2012, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended September 30, 2012 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - 14; (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - 1;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $7,567;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

(viii)	Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2012	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Chairman of the Board

/s/ Michael P. Martinez
Michael P. Martinez
Chief Financial Officer