Form 10-Q
period 2012-12-31
Santa Fe Gold CORP
filed 2013-02-11
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes [     ]  No[ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
117,599,598 shares outstanding as of February 11, 2013.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2012	2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$506,581	$614,385
Accounts receivable	5,659,666	2,442,399
Inventory	802,280	951,458
Marketable securities	40,125	48,776
Prepaid expenses and other current assets	327,773	329,466
Total Current Assets	7,336,425	4,386,484
MINERAL PROPERTIES	599,897	579,000

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, net	22,557,536	24,139,166

OTHER ASSETS:
Idle equipment, net	1,223,528	1,223,528
Restricted cash	231,716	231,716
Mogollon option payments	450,000	-
Deferred financing costs, net	997,580	1,102,070
Total Other Assets	2,902,824	2,557,314
Total Assets	$33,396,682	$31,661,964

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	1,998,381	$2,199,026
Accrued liabilities	5,039,505	2,505,785
Derivative instrument liabilities	2,393,173	1,026,765
Current portion, notes payable	8,107,395	9,931,468
Current portion, senior subordinated convertible notes payable, net of discount of $-0- and $5,564, respectively	450,000	444,436
Current portion, capital leases	24,570	41,487
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	21,372,897	19,508,840
LONG TERM LIABILITIES:
Notes payable, net of current portion	411,016	936,996
Convertible notes payable	4,044,690	-
Capital leases, net of current portion	-	3,545
Asset retirement obligation	164,299	159,048
Total Liabilities	25,992,902	20,608,429
STOCKHOLDERS' EQUITY :
Common stock, $.002 par value, 300,000,000 shares authorized; 117,537,970 and 111,143,684 shares issued and outstanding, respectively	235,076	222,287
Additional paid in capital	76,476,114	74,846,754
Accumulated (deficit)	(69,249,477)	(63,966,224)
Accumulated other comprehensive (loss)	(57,933)	(49,282)
Total Stockholders' Equity	7,403,780	11,053,535
Total Liabilities and Stockholders' Equity	$33,396,682	$31,661,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
SALES, net	$4,363,264	$1,918,495	$9,941,918	$3,551,834

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	3,245,602	1,329,192	6,613,712	2,178,681
Exploration costs	544,965	57,357	672,386	172,528
General and administrative	1,017,945	727,841	1,791,986	1,638,913
Depreciation and amortization	1,116,700	658,312	2,202,045	1,316,719
Accretion of asset retirement obligation	2,520	4,000	5,251	6,127
Total Operating Costs and Expenses	5,927,731	2,776,702	11,285,380	5,312,968
LOSS FROM OPERATIONS	(1,564,467)	(858,207)	(1,343,462)	(1,761,134)

OTHER INCOME (EXPENSE):
Interest income	1,632	7,551	1,632	10,300
Foreign Currency Translation	(59,690)	-	(59,690)	-
Gain (loss) on derivative instrument liabilities	529,824	(89,636)	(322,308)	2,798,124
Accretion of discounts on notes payable	(1,703)	(550,740)	(5,564)	(1,059,586)
Financing costs - commodity supply agreements	(937,288)	(250,830)	(2,268,725)	(426,855)
Interest expense	(829,075)	(910,900)	(1,285,136)	(1,372,323)
Total Other (Expense) Income	(1,296,300)	(1,794,555)	(3,939,791)	(50,340)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,860,767)	(2,652,762)	(5,283,253)	(1,811,474)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(2,860,767)	(2,652,762)	(5,283,253)	(1,811,474)
OTHER COMPREHENSIVE (LOSS)
Unrealized gain (loss) on marketable securities	(10,696)	47,002	(8,651)	78,981
NET COMPREHENSIVE LOSS	$(2,871,463)	$(2,605,760)	$(5,291,904)	$(1,732,493)

Basic and Diluted Per Share data Net (Loss) - basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.02)

Weighted Average Common Shares Outstanding: Basic and diluted	117,537,970	95,877,564	115,916,060	95,217,238

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
Net (loss)	$(5,283,253)	$(1,811,474)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	2,202,045	1,316,719
Stock-based compensation	812,988	337,641
Accretion of discount on notes payable	5,564	1,338,686
Accretion of asset retirement obligation	5,251	6,127
Foreign currency translation	59,690	-
Loss (gain) on derivative instrument liabilities	322,308	(2,798,124)
Loss on disposal of assets	-	152,587
Amortization of deferred financing costs	104,490	335,312
Net change in operating assets and liabilities:
Accounts receivable	(3,217,267)	460,775
Inventory	149,178	66,366
Prepaid expenses and other current assets	123,905	(522,223)
Mogollon option payments	(450,000)	-
Accounts payable and accrued liabilities	2,333,075	(421,765)
Deferred revenue	-	(451,654)
Net Cash Used in Operating Activities	(2,832,026)	(1,991,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	-	178,658
Proceeds from disposal of assets	-	25,000
Notes receivable and accrued interest	-	(4,089)
Additions of property, equipment, and mine development	(641,312)	(799,734)
Construction in progress	-	(2,668,896)
Net Cash Used in Investing Activities	(641,312)	(3,269,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,873,261	-
Proceeds from convertible notes payable	3,985,000	-
Proceeds from notes payable	-	15,105,119
Payments on notes payable	(2,472,265)	(5,103,490)
Payments on capital leases	(20,462)	(64,015)
Payment of financing costs	-	(1,370,000)
Net Cash Provided by Financing Activities	3,365,534	8,567,614

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(107,804)	3,307,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	614,385	172,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	$506,581	$3,480,057

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$504,312	$675,039

Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of convertible notes payable	$-	$13,432,424
Stock issued for services	$39,000	$48,000
Insurance financed with notes payable	$122,212	$105,121

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission (‘SEC”).

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

     The Company had a net loss of $5,283,253 for the six months ended December 31, 2012, has a working capital deficit of $14,036,472 and has a total accumulated deficit of $69,249,477 at December 31, 2012. The Company generated revenues of $9,941,918 from the sales of precious metals in the six months ended December 31, 2012. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of operating and financing expenses until production at the Summit mine site attains sufficient cash flow to cover the Company’s costs. The Company has no continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Accounts Receivable

     Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux, and refined precious metals related to gold and silver stream agreements. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of December 31, 2012, and June 30, 2012.

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

Property, Equipment and Mine Development

     Property and Equipment

     Property and equipment are carried at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Expenditures for new property or equipment and expenditures that extend the useful lives of existing property and equipment are capitalized and recorded at cost. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Depreciation is taken over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of property and equipment are shown below. Land is not depreciated.

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

Idle Equipment

     The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $1,223,528 as of December 31, 2012, and June 30, 2012. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment during the six months ended December 31, 2012.

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2012 and June 30, 2012, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Reclamation Costs

     The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. At December 31, 2012 and June 30, 2012, the Company had a reclamation obligation totaling $164,299 and $159,048, respectively.

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

Net Earnings (Loss) per Common Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and six month periods ended December 31, 2012 and 2011, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Comprehensive Income (Loss)

     In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as cumulative unrealized changes in the fair value of marketable securities available for sale or other investments and foreign currency translation gains or losses.

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

Reclassifications

     Certain items in these consolidated financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income (loss).

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

NOTE 3 – CONTEMPLATED MERGER

     On October 11, 2012, the Company announced a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited (ASX: IGS). Key terms of the transaction have been approved by the boards of directors of both companies, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The companies are targeting a second quarter 2013 closing date, subject to approval by shareholders and other customary closing conditions. The contemplated transaction structure would be effected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction.

Key terms of the Heads of Agreement include, among others, that:

  Existing SFEG and IGS shareholders will own 61.57% and 27.11%, respectively, of the outstanding shares of the combined company’s common stock, assuming completion of a $5.0 million AUD placement in connection with the merger;

  The IGS board will be restructured to comprise four directors nominated by Santa Fe and one director nominated by International Goldfields;

  The merged company will continue trading on the ASX and will apply for a listing to trade ADRs on a major US exchange; and

  On completion of the merger, IGS must have (a) a minimum of $10.0 AUD million in available cash and liquid assets and (b) a maximum of $100,000 AUD in total indebtedness.

     IGS agreed to advance the Company $4.0 million AUD by way of convertible notes secured by the Company’s interest in its rights to the Mogollon property option.

NOTE 4 – INVENTORY

The following table provides the components of inventory as of:

	December 31,	June 30,
	2012	2012
Stockpiled ore	$37,905	$9,268
In-process material	-	479
Siliceous flux material	44,288	66,206
Precious metals concentrate	720,087	875,505
	$802,280	$951,458

NOTE 5 – ACCRUED LIABILITIES & COMPLETION GUARANTEE PAYABLE

Accrued Liabilities

The following table provides the components of accrued liabilities as of:

	December 31,	June 30,
	2012	2012
Wages and benefits	$102,676	$129,532
Property and mining taxes	223,940	157,038
Royalties	1,230,380	729,893
Interest expense	50,121	85,305
Other	295,439	24,467
Commodity supply agreement accruals	3,136,949	1,379,550
	$5,039,505	$2,505,785

      Royalty payments are incurred on the Summit project which is subject to two underlying royalty agreements and a net proceeds interest (See NOTE 11 – COMMITMENTS: Summit Silver-Gold Project). The commodity supply agreement accruals are incurred as a result of a definitive gold stream agreement entered into in September 2009 with Sandstorm Resources, and a gold and silver stream agreement entered into in December 2011 with Waterton Global Value. The net costs for the agreements relating to the obligations are reported in financing costs – commodity supply agreements within other income (expense). (See also NOTE 11 – COMMITMENTS: Commodity Supply Agreements)

Completion Guarantee Payable

     In accordance with the completion guarantee provision under a definitive gold stream agreement with Sandstorm (the “Gold Stream Agreement”), the Company has recorded an obligation at December 31, 2012 and June 30, 2012 totaling $3,359,873, which is related to the percentage of underproduction for gold produced relative to the amount of gold planned to have been produced, as set out in the Agreement.

      Upon execution of the Gold Stream Agreement in September 2009, the Company received advances totaling $4,000,000. The Company recorded a liability for the advances and in accordance with the provisions of the Gold Stream Agreement reduced the liability by the difference between the market price and a fixed price per ounce of refined gold delivered. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at December 31, 2012 and June 30, 2012 and are reported as a completion guarantee payable. (See NOTE 11 – COMMITMENTS: Commodity Supply Agreements).

NOTE 6 - DERIVATIVE INSTRUMENT LIABILITIES

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

     On August 17, 2012, the warrant exercise price of $0.35 per share, previously reduced on June 29, 2012, on 6,750,000 warrants related to the 7% Senior Secured Convertible Debentures, was reduced to $0.30 under the terms and conditions of the warrant with the reduction resulting from the placement of the unit offering to stockholders. The warrants contain a re-pricing provision for anti-dilution.

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

     The fair market value of the derivative instruments liabilities at December 31, 2012, was determined to be $2,393,173 with the following assumptions: (1) risk free interest rate of 0.02% to 0.67%, (2) remaining contractual life of 0.02 to 4.71 years, (3) expected stock price volatility of 27.61% to 93.05%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain (loss) on derivative instruments for the three and six months ended December 31, 2012, of $529,824 and $(322,308), respectively.

	Derivative	Derivative		Derivative Gain
	Liability as of	Liability as of		(Loss) Through
	December 31, 2012	June 30, 2012		December 31, 2012
Convertible Debentures:
Purchase Agreement Warrants	$2,393,173	$1,026,765		$(1,366,408)

	Amount allocated to warrants at inception			1,044,100
			$	(322,308)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

     On October 31, 2012, the notes with the three accredited investors became due and payable. As of December 31, 2012, discussions were ongoing with the note holders to finalize an extension of the original maturity dates, which did occur in January 2013 (See NOTE 13 – SUBSEQUENT EVENTS).

     At December 31, 2012 and June 30, 2012, the outstanding balance on the Senior Subordinated Convertible Notes, was $450,000.

Convertible Secured Notes

     In October and November 2012, the Company received advances totaling $3,900,000 AUD, representing cash proceeds of $3,985,000 USD, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and are secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. The merger is anticipated to close during the second quarter 2013, subject to regulatory and required consents and approvals.

     At December 31, 2012, the outstanding balance on the Secured Convertible Notes was $4,044,690 USD.

     The components of the convertible notes payable, including senior subordinated notes and secured notes, are as follows:

December 31, 2012	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$-	$450,000

Long-term portion, net of current	$4,044,690	-	$4,044,690
	$4,494,690	$-	$4,494,690

June 30, 2012	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(5,564)	$444,436
Long-term portion, net of current	-	-	-
	$450,000	$(5,564)	$444,436

NOTE 8 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked to fund the strategic acquisition of Columbus Silver and was not drawn down due to the expiration of the Columbus Silver acquisition agreement.

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

      The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortizes over a 12-month term with the first payment due July 31, 2012. The outstanding amounts owed for the Senior Secured Gold Stream Credit Agreement are aggregated with Notes Payable for financial statement presentation. (See NOTE 9 – NOTES PAYABLE). In connection with the transaction, the Company entered into a gold and silver stream agreement (the “Gold and Silver Supply Agreement”) to sell gold and silver originating from the Summit property to Waterton (See NOTE 11 – COMMITMENTS: Commodity Supply Agreements).

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

     On October 9, 2012, the Company entered into the First Amendment to the Senior Secured Gold Stream Credit Agreement which modifies the due dates of certain principal payments on the note. The amendment calls for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remain unchanged and interest payments will continue to be due monthly.

NOTE 9 – NOTES PAYABLE

     On June 5, 2008, the Company agreed to exercise the option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. The Company originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. The Company agreed to exercise the purchase option in connection with settlement of an action the Company commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price was $250,000. The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The original provisions of the note called for a $50,000 payment at the signing of the note, which occurred in August 2008, and four subsequent principal payments of $50,000 plus interest due each anniversary date of the agreement. In August 2009, the amortization schedule of the note was amended to reflect four equal annual payments of principal and interest of $63,094. The due date for the first annual payment was extended with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. On September 10, 2012, the Company executed an amendment to extend the final payment due on the New Planet Copper Mining promissory note. The due date for the final annual payment was extended until November 5, 2012 with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. The final annual payment and related fees have been paid at December 31, 2012. All other provisions of the original agreement remain unchanged including the provision for a 5% royalty to be paid on any future production from the property.

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

     On September 26, 2012, the Company entered into an agreement to finance insurance premiums in the amount of $122,212 at an interest rate of 4.7% with equal payments of $13,513 including interest, due monthly beginning November 1, 2012 and continuing through July 2013.

     The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at December 31, 2012 and June 30, 2011:

	December 31,	June 30, 2012
	2012

Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012; Note extended on August 4, 2012 with an interest rate of 20% and a due date of November 5, 2012.	$--	$57,358

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012.	--	1,598

Installment sales contract on equipment, interest at 10%, payable in 12 monthly installments of $13,073, including interest through July 2013.	77,568	150,000

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	39,192	46,379

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	526,682	593,657

Financing contract on insurance premiums, interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012.	--	19,472

Financing contract on insurance premiums, interest at 4.7%, payable in 9 monthly installments of $13,846, including interest through July 2013.	95,424	--

Senior Secured Gold Stream Credit Agreement, interest at 9% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012 principal installments

$1,082,955 due October 2012, $500,000 November 2012, $0 December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,779,545	10,000,000

Total Outstanding Notes Payable	8,518,411	10,868,464
Less: Current portion	(8,107,395)	(9,931,468)
Notes payable, net of current portion and discount	$411,016	$936,996

The aggregate maturities of notes payable as of December 31, 2012, is as follows:

Year ending June 30,
2013	$7,568,175
2014	620,045
2015	168,773
2016	161,418
Total Outstanding Notes Payable	$8,518,411

NOTE 10 – FAIR VALUE MEASUREMENTS

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

	December 31, 2012	Level 1	Level 2	Level 3

Assets:
Marketable securities	$40,125	$40,125	---	---

Liabilities:
Derivative instruments	2,393,173	---	---	2,393,173

	June 30, 2012	Level 1	Level 2	Level 3

Assets:
Marketable securities	$48,776	$48,776	---	---

Liabilities:
Derivative instruments	1,026,765	---	---	1,026,765

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Commodity Supply Agreements

     In September 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to deliver a portion of the life-of-mine gold production (excluding all silver production) from our Summit silver-gold mine. Under the agreement we received advances of $4,000,000, plus continue to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the liability of $4,000,000 until the obligation has been reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining uncredited balance of the $4,000,000. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs related to the commodity supply agreement.

     On March 29, 2011, the Company entered into Amendment 1 for the Gold Stream Agreement. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. The completion guarantee test performs a calculation based upon that percentage of underproduction of gold produced relative to the amount of gold planned to have been produced at a certain point in time as set out in the agreement. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above what is currently due under the agreement. Under the terms of the amendment the delivery of the additional gold was to be made prior to June 30, 2011.

     On June 28, 2011, the Company entered into Amendment 2 for the Gold Stream Agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an expense to financing costs and an accrued liability of $773,850 based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter ended September 30, 2011 as financing costs for commodity supply agreements.

     At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at December 31, 2012 and June 30, 2012 and are reported as a completion guarantee payable.

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which is subject to several funding conditions, is earmarked to fund the strategic acquisition of Columbus Silver. The acquisition of Columbus Silver did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company has agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 2011 definitive gold stream agreement. The delivery price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement.

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

Mogollon Option Agreement

     On October 22, 2012, the Company closed the Mogollon Option Agreement with Columbus Silver Corporation following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule calls for $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments. At December 31, 2012, the Company has paid $450,000 under the Agreement and the remaining $300,000 of the December 2012 payment was paid on January 15, 2013 upon receiving an extension.

NOTE 12- STOCKHOLDERS’ EQUITY

Issuances of Common Stock

     On August 18, 2012, the Company issued 6,244,286 shares of common stock pursuant to a unit offering to existing shareholders under shelf registration statement on Form S-3 and received net proceeds of $1,873,261. On July 6, August 1 and August 15, 2012, in relation to the unit offering to stockholders, we filed Current Reports on Form 8-K with the SEC.

     On August 3, 2012, the Company issued to a consultant 150,000 shares of common stock for investor relations services valued at $39,000 based on the closing market price on the date of the transaction.

Issuances of Options

     During the six months ended December 31, 2012, 150,000 options were cancelled and 100,000 options expired.

     On December 31, 2012, the Company granted five-year options to two directors and various employees to purchase 510,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options will vest on June 30, 2013. The options were valued at $85,273 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.33%, expected life of 2.75 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $85,273 will be reported over the vesting period in 2013.

     On December 31, 2012, the Company granted five-year options to officers and various employees to purchase 525,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options will vest on January 1, 2014. The options were valued at $91,263 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.36%, expected life of 3.00 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $91,263 will be reported over the vesting period in 2013.

     On August 20, 2012, the Company granted 100,000 five-year options at an exercise price of $0.32 per share to a new outside director, the closing price on the date of grant. The options will vest on August 20, 2013. The options were valued at $16,189 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $11,678 was recorded during the six months ended December 31, 2012 and $4,511 will be reported over the remaining vesting period.

     On August 20, 2012, the Company granted a five-year option to four key employees to purchase 400,000 shares of common stock at an option exercise price of $0.32 per share, the closing price on the date of grant. The options will vest on February 20, 2013. The options were valued at $64,755 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $46,709 was recorded during the six months ended December 31, 2012 and $18,046 will be reported over the remaining vesting period.

Repriced Options

     On December 31, 2012, the Company re-priced 2,325,000 options to a director, officers and various employees of the Company, to purchase shares of common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested and had exercise prices ranging from $1.38 to $0.55. The repriced options have a five year life from the date of the reprice and fully vested on December 31, 2012. The repriced options were valued at $206,131 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.30%, expected life of 2.5 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $206,131 was recorded during the six months ended December 31, 2012.

     On December 31, 2012, the Company repriced 675,000 options to three officers of the Company, to purchase shares common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested had exercise prices ranging from $1.01 to $0.60. The repriced options have a five year life from the date of the reprice and will vest on June 30, 2013. The repriced options were valued at $40,420 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.30%, expected life of 2.5 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $40,420 will be reported over the vesting period in 2013.

Issuances of Warrants

     During the six months ended December 31, 2012, 120,000 warrants expired.

      On September 14, 2012, the Company entered into an agreement for financial advisory services to be provided over a period of six months and requiring the issuance of 500,000 warrants exercisable at $0.40 per share with an exercise period of 5.0 years for investor relations services. The warrants are exercisable upon execution of the agreement and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $116,650 with the following assumptions: risk-free rate of interest of 0.72%, expected life of 5 years, expected stock price volatility of 77.99%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $58, 644 and $68,205 has been expensed for the three and six months ended December 31, 2012, respectively, with $48,445 remaining as unreported stock compensation which will be reported over the remaining period of the agreement.

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

     On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5 years, expected stock price volatility of 82.19%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $388,767 was expensed for the six months ended December 31, 2012, with $538,683 remaining as unreported stock compensation and will be reported over the remaining period of the agreement.

     Stock option and warrant activity, both within the 1989 stock Option Plan and the 2007 Equity incentive Plan and outside of these plans, for the six months ended December 31, 2012, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2012	8,140,000	$0.53	14,729,107	$0.90
Granted	1,535,000	$0.35	11,397,528	$0.40
Canceled	(150,000)	$0.91	---	---
Expired	(100,000)	$0.46	(120,000)	1.25
Exercised	---	---	---	---
Outstanding at December 31, 2012	9,425,000	$0.50	26,006,635	$0.66

Stock options and warrants exercisable at December 31, 2012, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	0.77	$0.11	$0.30	7,822,690	7,822,690	1.76	$0.30
$0.32	500,000	--	4.64	$0.32	$0.40	11,244,286	11,244,286	4.61	$0.40
$0.36	1,035,000	--	5.00	$0.36	$0.91	500,000	500,000	3.59	$0.91
$0.55	175,000	175,000	-	$0.55	$1.00	600,000	600,000	3.85	$1.00
$0.60	595,000	595,000	0.92	$0.60	$1.06	253,773	253,773	1.52	$1.06
$0.86	730,000	730,000	2.44	$0.86	$1.25	344,858	344,858	1.51	$1.25
$0.88	50,000	50,000	3.17	$0.88	$1.50	933,334	933,334	2.88	$1.50
$0.94	350,000	350,000	4.03	$0.94	$1.625	461,539	461,539	1.99	$1.625
$0.95	75,000	75,000	4.01	$0.95	$1.70	3,846,155	3,846,155	2.05	$1.70

$1.00	250,000	250,000	2.29	$1.00
$1.01	695,000	695,000	3.38	$1.01
$1.03	250,000	250,000	4.20	$1.03
$1.165	20,000	20,000	1.38	$1.165
$1.21	150,000	150,000	3.00	$1.21
$1.30	125,000	125,000	0.33	$1.30
$1.30	150,000	150,000	0.86	$1.30
$1.38	150,000	150,000	2.00	$1.38
$1.70	125,000	125,000	0.33	$1.70
	9,425,000	7,890,000			26,006,635	26,006,635

Outstanding Options			2.09	$0.50	Outstanding Warrants		3.16	$0.66
Exercisable Options			1.55	$0.53	Exercisable Warrants		3.16	$0.66

     As of December 31, 2012, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $1,489,361 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $1,469,361. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.36 closing stock price of the common stock on December 31, 2012. The total number of in-the-money options and warrants vested and exercisable as of December 31, 2012, was 11,822,690.

     The total intrinsic value of options and warrants exercised during the six months ended December 31, 2012, was $0.00.

     The total fair value of options and warrants granted during the three and six months ended December 31, 2012, was approximately $176,536 and $2,203,199, respectively. The total grant-date fair value of option and warrant shares vested during the three and six months ended December 31, 2012, was approximately $-0- and $2,078,045.

NOTE 13 – SUBSEQUENT EVENTS

     The Company has evaluated events and transactions that occurred subsequent to December 31, 2012 for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements, except as set forth below.

     On January 3, 2013, two warrant holders exercised their rights to purchase 375,000 shares of common stock at $0.30 per share on a cashless basis. Under the cashless basis exercise, 61,628 shares were issued.

      On January 10, 2013, the Company entered into a long-term contract with a smelter for the sale of approximately 360 metric tons of gold-silver concentrates during calendar year 2013. The company will be paid for the gold and silver content less customary charges.

     On January 15, 2013, the maturity dates for the convertible senior subordinated notes aggregating $450,000 were extended for a period of two years from the original maturity dates. Additionally, the convertible price of the notes was reduced to $0.40 and the automatic conversion price of $2.50 was reduced to $0.80. In connection with the extension of the notes, 562,500 warrants were issued with a strike price of $0.40 and term of two years.

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

     The following discussion summarizes the results of our operations for the three month and six month periods ended December 31, 2012, and compares those results to the three and six month periods ended December 31, 2011. It also analyzes our financial condition at December 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2012, 2011 and 2010 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2012.

     The discussion also presents certain Non-GAAP performance measures that are important to management in its evaluation of our operational results and which are used by management to compare our performance with that of comparable peer group mining companies. For a detailed description of each of the Non-GAAP financial measures, please see discussion under Non-GAAP Measures.

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

      Our sales increased for the six months ended December 31, 2012 to $9,941,918 as compared to $3,551,834 for the same period in prior year. Sales for the quarter ended December 31, 2012 was $4,363,264 as compared to sales for the quarters ended September 30, 2012 and June 30, 2012 of $5,578,654 and $3,387,357, respectively. The decrease in sales from quarter to quarter in fiscal 2013 is the result of changes in metals prices between delivery and final settlement, resulting in adjustments to revenues previously recorded. The change in metals prices utilized for mark-to-market adjustments at each quarter end reporting period also contributed to the decrease. Payable metals sold, in terms of gold equivalent ounces, was approximately 9% higher for the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012. Our related accounts receivable increased $3,217,267 at December 31, 2012 from June 30, 2012, a reflection primarily of increasing sales and payable metals sold.

      We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current arrangements for this additional capital requirement, we are actively exploring various alternative financing sources.

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

     We have a total accumulated deficit of $69,249,477 at December 31, 2012. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

     The Company has increased revenue-generating operations during the current six months. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine and related precious metal sales are sufficient to fund our consolidated operations. The Company, other than its current financing facilities, has no additional commitment from any party to provide additional working capital should it be required.

     The Company’s consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

     As of December 31, 2012, we had cash and cash equivalents of $506,581 as compared to $614,385 at June 30, 2012 and we had accounts receivable of $5,659,666 at December 31, 2012 as compared to $2,442,399 at June 30, 2012. As of December 31, 2012, we had a working capital deficit of $14,036,472.

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

      On October 22, 2012, the Company closed the Mogollon Option Agreement with Columbus Silver Corporation following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule also calls for an additional $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments. At December 31, 2012, the Company has paid $450,000 under the Agreement and the remaining $300,000 of the December 2012 payment was paid on January 15, 2013 upon receiving an extension.

     The Mogollon Project encompasses most of the Mogollon district in southwest New Mexico, which has substantial recorded historical production of silver and gold. The acquisition is anticipated to assist in our strategic objective of developing new ore sources to augment ore currently processed through our flotation mill at Lordsburg.

     On October 11, 2012, the Company signed a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited (ASX: IGS). Key terms of the transaction have been approved by the boards of directors of both companies, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The companies are targeting a second quarter 2013 closing date, subject to approval by shareholders and other customary closing conditions. The contemplated transaction structure would be affected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction.

Key terms of the Heads of Agreement include, among others, that:

  Existing SFEG and IGS shareholders will own 61.57% and 27.11%, respectively, of the outstanding shares of the combined company’s common stock, assuming completion of a $5.0 million AUD placement in connection with the merger;

  The IGS board will be restructured to comprise four directors nominated by Santa Fe and one director nominated by International Goldfields;

  The merged company will continue trading on the ASX and will apply for a listing to trade ADRs on a major US exchange; and

  On completion of the merger, IGS must have (a) a minimum of $10.0 million AUD in available cash and liquid assets and (b) a maximum of $100,000 AUD in total indebtedness.

      IGS agreed to advance the Company $4.0 million AUD by way of convertible notes secured by the Company’s interest in its rights to the Mogollon property option.

      We believe that the proposed business combination will increase collective shareholder value for numerous reasons, including a strengthened balance sheet with significantly improved liquidity, anticipated debt reduction, and capital to further develop our new Mogollon project and advance our Ortiz project. The merged entity will be managed by an expanded management team with complementary experience in exploration, development, operations, and finance. We anticipate the new combined entity’s stock trading on both the ASX and a major United States exchange which should increase the combined company’s visibility in the investor and financial marketplace.

     We are continuing to work towards achieving our goal of sustained production of 10,000 tons of ore per month from the Summit mine. In 2013 we will be working towards optimizing the performance of the mine, with the objective of meeting or exceeding our targets of production for both tons and grades. Cost control and other measures also are planned to attempt to increase efficiency and profitability.

     In January 2013 we began a drilling program to test several gold-copper targets near the Lordsburg Mill in the Lordsburg Mining District. Initially a 6,000 ft diamond core drilling program is planned. The objective of the drilling program is the discovery of additional ore for processing though the Lordsburg Mill. If new ore can be delineated, it could be placed into production relatively quickly.

     Our Lordsburg flotation mill constitutes a strategic asset with flexibility to handle various ore types and has significant extra processing capacity. In addition to the Summit mine, we will place a strong emphasis on developing new sources of ore for the mill with acceptable transportation costs to the mill and thereby build our production profile.

     We are preparing a Canadian standard NI 43-101 technical report on two deposits located at the Ortiz Gold Project site. Upon completion of this report, it will be followed by a Preliminary Economic Assessment to be completed later in 2013. Currently the Company is conducting technical and baseline environmental studies in preparation for possible permitting and mining.

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

RESULTS OF OPERATIONS

Operating Results for the Three and Six Months Ended December 31, 2012 and 2011

     Sales, net

     During the three and six months ended December 31, 2012, we generated $4,363,264 and $9,941,918 in concentrate and flux sales, respectively, net of treatment charges, compared to $1,918,495 and $3,551,834 for the three and six months ended December 31, 2011, an increase of 127% and 180%, respectively. The significant increases in sales revenue for the three and six months ended December 31, 2012 as compared to the same periods in 2011 is a direct result of an increase in payable metals sold corresponding with the increase in the number of tons of ore processed and the achievement of commercial production in April 2012.

     Costs applicable to sales

     During the three and six months ended December 31, 2012, costs applicable to sales totaled $3,245,602 and $6,613,712, respectively, as compared to $1,329,192 and $2,178,681 for the same comparable period in 2011. The increases for the periods correspond with the increases in production over the same periods. The achievement of commercial production resulted in mine development costs which were previously capitalized for the three and six months ended December 31, 2011 to be recognized in costs of sales for the three and six months ended December 31, 2012. The inclusion of mining production costs, which are generally greater than the mill production costs included in cost of sales, are a significant contributing factor to the increases to costs applicable to sales.

     Exploration

     Exploration costs were $544,965 and $672,386 for the three and six months ended December 31, 2012, respectively, as compared to $57,357 and $172,528 over the same comparable period in 2011. The increase of approximately $500,000 in both periods is a result of expenditures on the Ortiz project in accordance with the requirements of the lease agreement. We are continuing to expend funds for technical work and related baseline and environmental studies to advance the project towards permit application in the future.

     General and Administrative

     General and administrative expenses increased to $1,017,945 and $1,791,986 for the three and six months ended December 31, 2012, respectively, from $727,841 and $1,638,913 for the comparative three and six month periods ended December 31, 2011, a change of $290,104 and $153,073, respectively. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The increases are largely the result of stock-based compensation to employees and outside parties, which are offset by decreases in professional and consulting fees.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $1,116,700 and $2,202,045 for the three and six months ended December 31, 2012, respectively, as compared to $658,312 and $1,316,719 for the three and six months ended December 31, 2011. The increase for both periods is attributable primarily to the amortization of mine development costs which until the achievement of commercial production had been capitalized in the prior comparable periods.

     Other Income and Expenses

     Other income and (expenses) for the three and six months ended December 31, 2012, were $(1,296,300) and $(3,939,791), respectively, as compared to $(1,794,555) and $(50,340) for the same comparable periods in 2011.

     The decrease in expenses of approximately $500,000 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 is comprised of the following components: income recognized on derivative instrument liabilities of approximately $620,000; reduced expense recognized on accretion of notes payable discounts of approximately $550,000; and increases in financing costs related to the commodity supply agreements approximating $685,000.

     For the six months ending December 31 comparable periods, the increase in expenses of approximately $3,890,000 is comprised of the following components: loss recognized on derivative financial instruments of approximately $2,890,000; reduced expense recognized on accretion of notes payable discounts of approximately $1,065,000; and increases in financing costs related to the commodity supply agreements totaling approximately $1,840,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

     Gain (Loss) on Derivative Financial Instruments

     For the three and six months ended December 31, 2012, gain (loss) on derivative financial instruments totaled $529,824 and $(322,308), respectively, as compared to $(89,636) and $2,798,124 for the three and six months ended December 31, 2011. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

     Accretion of Discounts on Notes Payable

      For the three and six months ended December 31, 2012, accretion of discounts on notes payable totaled $(1,703) and $(5,564), respectively, as compared to $(550,740) and $(1,059,586) for the three and six months ended December 31, 2011. The decrease in accretion of discounts on notes payable is the result of retiring the Sulane convertible notes via conversion to equity and the retirement of the Victory Park note, both of which were present in prior comparable periods.

     Financing costs – commodity supply agreements

     For the three and six months ended December 31, 2012, financing costs – commodity supply agreements totaled $(937,288) and $(2,268,725), respectively, as compared to $(250,830) and $(426,855) for the three and six months ended December 31, 2011. The increases in costs are directly related to the increases in commercial production.

Non-GAAP Measures

     Throughout this report we have provided information prepared or calculated in accordance with U.S. GAAP, in addition to various non-U.S. GAAP (“Non-GAAP”) performance measures. Since our Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

     Production and Cash Costs

      Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the three months ended September 30, 2012, the three months ended December 31, 2012, and the six months ended December 31, 2012. In the presentation of our production statistics, we utilize the terms - contained metals and payable metals. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter, whereas payable metals represents the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

Production Statistics

	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	September 30,	December 31,	December 31,
	2012	2012	2012
Production Summary
Tons Processed	24,384	21,898	46,282
Tons Processed per Day	375	332	353
Grade
Average Gold Grade(oz./ton)	0.087	0.096	0.091
Average Silver Grade(oz./ton)	4.355	5.447	4.872
Contained metals
(before metallurgical losses and payable metals deductions)
Gold (Oz's.)	2,122	2,108	4,230
Silver (Oz's.)	106,156	119,245	225,401
Payable Metals Sold
(after metallurgical losses and payable metals deductions)
Gold (ozs.)	1,603	1,612	3,215
Silver (ozs.)	84,832	95,416	180,248

Cash Cost Statistics

	Three Months	Three Months	Six Months Ended
	Ended September	Ended December	December 31,
	30, 2012	31, 2012	2012
Average metal prices - Realized

Gold (ozs.)	$1,636.93	$1,656.11	$1,646.55
Silver (ozs.)	$29.31	$31.04	$30.22

Gold equivalent ounces contained metals
Gold Ounces	2,122	2,108	4,230
Gold Equivalent Ounces from Silver	1,901	2,235	4,135
Total Gold Equivalent Ounces	4,023	4,343	8,365

Gold equivalent ounces sold
Gold Ounces	1,603	1,612	3,215
Gold Equivalent Ounces from Silver	1,519	1,788	3,307
Total Gold Equivalent Ounces	3,122	3,400	6,522

Operating Cash Cost per Gold Equivalent Ounce Sold	$1,006	$916	$959

Total Cash Cost per Gold Equivalent Ounce Sold	$1,153	$1,025	$1,086

     Total Cash Cost per Gold Equivalent Ounce Sold

     We use total cash cost (including royalties and resource taxes) per gold equivalent ounce sold, calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period. Total cash costs are calculated using cost of sales, plus treatment and refining charges (which are netted against revenues). Total cash costs are divided by gold equivalent ounces sold (gold sold, plus gold equivalent ounces of silver sold converted to gold using our realized gold price to silver price ratio to arrive at total cash cost per gold equivalent ounce sold. There can be no assurance that our reporting of this Non-GAAP measure is similar to that reported by other mining companies.

     We utilize both operating cash costs per gold equivalent ounce, as well as total cash costs per gold equivalent ounce to measure our performance. The principal difference between operating cash costs and total cash costs is that cash operating costs exclude royalty payments and resource taxes whereas total operating costs include royalty payments and resource taxes. The principal difference between gold equivalent ounces contained metals and gold equivalent ounces sold, is that gold equivalent ounces contained metals do not reflect metallurgical losses and payable metal deductions levied by smelters, whereas gold equivalent ounces sold are after metallurgical losses and payable metal deductions levied by the smelters. Total cash cost per ounce figures for all periods presented in this Management’s Discussion and Analysis are presented on an ounces sold basis.

      We have reconciled operating cash cost per gold equivalent ounce sold and total cash cost per gold equivalent ounce sold to reported U.S. GAAP measures in the table below. The most comparable financial measures to our operating cash cost and total cash cost is costs applicable to sales calculated in accordance with U.S. GAAP. Costs applicable to sales is obtained from the unaudited consolidated statements of operations.

	Three Months	Three Months	Six Months Ended
	Ended September	Ended December	December 31,
	30, 2012	31, 2012	2012
Gold equivalent ounces sold	3,122	3,400	6,522

Costs applicable to sales	$3,368,110	$3,245,602	$6,613,712
Treatment & Refining Charges	$230,164	$238,582	$468,746
Royalties	$(421,472)	$(333,936)	$(755,408)
Resource Taxes	$(34,908)	$(35,351)	$(70,259)
Operating Cash Costs	$3,141,894	$3,114,897	$6,256,791

Operating Cash Cost per Gold Equivalent Ounce	$1,006	$916	$959

Operating Cash Costs	$3,141,894	$3,114,897	$6,256,791
Royalties	$421,472	$333,936	$755,408
Resource Taxes	$34,908	$35,351	$70,259
Total Cash Costs	$3,598,274	$3,484,184	$7,082,458

Total Cash Cost per Gold Equivalent Ounce	$1,153	$1,025	$1,086

Factors Affecting Future Operating Results

     We continue to deploy our plan to place the Company on an improved financial footing. We plan to procure capital with long term financing arrangements and/or equity placements as required, and finalize our current strategic business combinations and acquisitions. If we continue to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our current property sites and continue to strengthen our overall financial position.

     We closed the Mogollon Option Agreement with Columbus Silver Corporation on October 22, 2012. Under the agreement, we may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Mogollon Project encompasses most of the Mogollon district in southwest New Mexico. The completion acquisition will assist in our strategic objective of developing new ore sources to augment ore currently processed through our flotation mill at Lordsburg.

     We have signed a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited (ASX: IGS). Key terms of the transaction have been approved by the boards of directors of both companies, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The companies are targeting a second quarter 2013 closing date, subject to shareholder approval, and other customary closing conditions. The contemplated transaction structure would be affected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction. We believe that the proposed business combination will increase collective shareholder value for numerous reasons, including a strengthened balance sheet, significantly improved liquidity, anticipated debt reduction, and capital to further develop our new Mogollon project and advance our Ortiz project.

Off-Balance Sheet Arrangements

     During the three months ended December 31, 2012, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of December 31, 2012. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     As of December 31, 2012, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended December 31, 2012 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - 7; (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(d): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $952;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

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

Date: February 11, 2013	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Chairman of the Board

/s/ Michael P. Martinez
Michael P. Martinez
Chief Financial Officer