Form 10-K/A
period 2012-06-30
Santa Fe Gold CORP
filed 2013-03-25
CIK 851726

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
Yes [   ] No [ x ]

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
Yes [ x ] No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

     Santa Fe Gold Corporation (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended June 30, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012. This Amendment No. 1 to Form 10-K should be read in conjunction with the Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the original Form 10-K nor does it change any other disclosures contained in the original Form 10-K.

     This Amendment No. 1 incorporates amendments to our Form 10-K as follows:

PART I

ITEM 2.	PROPERTIES

Summit Silver-Gold Project

Ore Reserve

     Chapman, Wood and Griswold, Inc. (“CWG”), an independent geological engineering firm, carried out studies and reviews of the mineral classification of Summit mineralization. In February 2010, CWG concluded that a portion of the mineralized material in the footwall zone can be classified as a Probable Reserve under the SEC’s Industry Guide 7.

     The Company revised the CWG reserve estimate as of June 30, 2012 by removing the volume of material mined originally estimated from each individual hole used for the original reserve calculation. This method automatically adjusts the grade of the remaining reserve. The mineral reserve as of June 30, 2012 is estimated as follows:

	Probable Reserve (Footwall Zone)

	Tons	Grade (oz/ton)(1)		Contained ounces
		Au	Ag	Au	Ag

Inplace, diluted(2)(3)	573,890	0.148	10.74	84,936	6,163,579
Minable @ 90% extraction	516,501	0.148	10.74	76,442	5,547,221
Ounces in conc. at 80% rec.				61,154	4,437,777

(1)	Assays cut to 0.45 oz Au/t and 45.0 oz Ag/ton
(2)	Diluted with 1.0 foot at grade on each wall. Minimum 6.0-foot horizontal width.
(3)	Cutoff grade 0.16 oz Au equivalent per ton, using a 60:1 gold-silver price ratio and equivalent recoveries for gold and silver.

Operating Results

     Ongoing development has resulted in increased production of mineralized material from the Summit mine. Resulting materials processed through the Banner mill or shipped as smelter flux for fiscal year 2012 (July 2011 through June 2012) totaled 54,679 dry tons averaging 4.55 opt (ounces per ton) Ag and 0.080 opt Au. Approximately 45% of this production was derived from the S-1 and S-2 stoping areas, and the remainder came from development drifts in the S-1 and N-1 areas.

Production for the fiscal year ended June 30, 2012 is summarized as follows:

Material Destination	Dry Tons	opt Ag	opt Au

Asarco Smelter (Hayden AZ)	12,016	5.42	0.081
Freeport McMoran Smelter (Miami AZ)	12,605	4.45	0.081
Banner Mill (Lordsburg NM)	30,057	4.24	0.079

Total Production July 2011 thru June 2012	54,678	4.55	0.080

     Total production from inception in 2010 through the fiscal year ended June 30, 2012 is summarized as follows:

Material Destination	Dry Tons	opt Ag	opt Au

Asarco Smelter (Hayden AZ)	17,141	5.92	0.085
Freeport McMoran Smelter (Miami AZ)	14,878	4.54	0.078
Banner Mill (Lordsburg NM)	59,023	4.02	0.070

Total Production July 2010 thru June 2012	91,011	4.46	0.074

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

     In December 2005, using historical estimations of mineralized material, we received the results of an independent scoping study for the open pit mining of approximately 1.0 million ounces of gold from the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. The report concluded that the financial results indicated a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The report also stated that considerable upside existed in estimations of mineralized material in both contained ounces and grade. We currently have not established proven or probable reserves on the Ortiz gold property.

     We plan to proceed with studies necessary to advance the Ortiz project. This work will include an assessment of the historical mineralized material calculated from previous drilling, metallurgical testing and design of conceptual open pits for the Carache and Lucas deposits. This work will form the basis for further evaluation of mining and processing options and a preliminary economic assessment. We also intend to begin an assessment of permitting and environmental issues, which would be important for any mining development.

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

     Independent Mining Consultants, Inc. (“IMC”), an independent geological engineering firm, was engaged by the LAC-Pegasus Joint Venture to audit estimations of the quantities and grades of in-place mineralized material at the Carache and Lucas deposits and to prepare conceptual open pit mine plans. IMC used indicator kriging as the estimation method. In 1992, IMC estimated the Carache gold deposit to contain mineralized material of 11.0 million tons grading 0.058 ounces of gold per ton. IMC estimated the Lucas gold deposit to contain mineralized material of 12.7 million tons grading 0.033 ounces of gold per ton.

     Under SEC Guideline 7, proven and probable reserves have not been established on the Ortiz deposits. All of the mineralization described above is referred to as “mineralized material”. Mineralized material constitutes a mineralized body that has been delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling to establish continuity and support an estimate of tonnage and average grade of the selected metal. Mineralized material does not include tonnages or grades estimated using geologic inference. A deposit of mineralized material does not qualify as a reserve until a comprehensive evaluation based upon unit costs, grade, recoveries and other factors concludes economic and legal feasibility.

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

     Under SEC Guideline 7, proven and probable reserves have not been established on the Ortiz deposits. All of the mineralization described above is referred to as “mineralized material”.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     On October 11, 2012, Santa Fe entered a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited, an Australian corporation (“IGS”). On February 15, 2013, Santa Fe entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IGS. Under the terms of the Merger Agreement, a newly-formed and wholly-owned subsidiary of IGS will be merged with and into Santa Fe, with Santa Fe becoming a wholly-owned subsidiary of IGS (the “Merger”).

     Under Delaware law, the Merger requires the approval of Santa Fe’s shareholders. In this regard, Santa Fe and IGS are in the process of preparing a Registration Statement on Form F-4 for filing with the Commission. The Form F-4 will be both a proxy statement of SFEG and a prospectus of IGS. It will be a proxy statement of SFEG because the SFEG board of directors will be soliciting proxies from its stockholders to vote on the proposal to approve and adopt the Merger Agreement at a special meeting of its stockholders. The Merger Agreement provides that upon the approval by the Santa Fe stockholders and consummation of the merger, Santa Fe stockholders would own IGS ADRs. As such, upon consummation of the merger, Santa Fe stockholders would no longer own any Santa Fe shares. Given the impact of this pending transaction and the anticipated special meeting, Santa Fe has been preparing a Form F-4 to be used in connection with a required special meeting of its stockholders and have not held an annual meeting as required by Delaware law.

     Under Delaware law, a failure to hold the annual meeting at the designated time or to elect a sufficient number of directors to conduct the business of the corporation shall not affect otherwise valid corporate acts or work a forfeiture or dissolution of the corporation. Further, Delaware law provides that if the annual meeting for election of directors is not held on the date designated therefor, the directors shall cause the meeting to be held as soon as is convenient. Because, for the reasons noted above, Santa Fe has not held its annual meeting for a period of 13 months after its last annual meeting, the Delaware Court of Chancery may summarily order a meeting to be held upon the application of any stockholder or director.

     Should (a) Santa Fe elect to terminate the Merger Agreement or (b) Santa Fe and IGS be unable to file the Form F-4 within a reasonable period of time, Santa Fe will promptly file its Proxy Statement and notice of annual meeting of stockholders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2013.

SANTA FE GOLD CORPORATION

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 22, 2013.

SIGNATURE	TITLE

/s/ W. Pierce Carson	Chairman of the Board, President and
W. Pierce Carson	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael P. Martinez	Chief Financial Officer
Michael P. Martinez	(Principal Accounting Officer)

/s/ Ryan P. Carson	Secretary and Assistant Treasurer
Ryan P. Carson

/s/ John E. Frost	Director
John E. Frost

/s/ Erich Hofer	Director
Erich Hofer