Form 10-Q
period 2013-03-31
Santa Fe Gold CORP
filed 2013-05-10
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to _______

Commission File Number: 001-12974

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6100 Uptown Blvd., NE, Suite 600, Albuquerque, NM 87110
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,599,598 shares outstanding as of May 10, 2013.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$396,479	$614,385
Accounts receivable	4,202,931	2,442,399
Inventory	592,100	951,458
Marketable securities	34,382	48,776
Prepaid expenses and other current assets	390,124	329,466
Total Current Assets	5,616,016	4,386,484
MINERAL PROPERTIES	599,897	579,000

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, net	22,006,202	24,139,166

OTHER ASSETS:
Idle equipment, net	1,223,528	1,223,528
Restricted cash	231,716	231,716
Mogollon option payments	750,000	-
Deferred financing costs, net	945,335	1,102,070
Total Other Assets	3,150,579	2,557,314
Total Assets	$31,372,694	$31,661,964

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	2,551,444	$2,199,026
Accrued liabilities	5,859,050	2,505,785
Derivative instrument liabilities	1,309,342	1,026,765
Current portion, notes payable	8,031,465	9,931,468
Current portion, senior subordinated convertible notes payable, net of discount of $-0- and $5,564, respectively	-	444,436
Current portion, capital leases	-	41,487
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	21,111,174	19,508,840
LONG TERM LIABILITIES:
Notes payable, net of current portion	370,892	936,996
Convertible notes payable, net of discounts of $69,728 and $-0-, respectively	4,442,629	-
Capital leases, net of current portion	-	3,545
Asset retirement obligation	166,217	159,048
Total Liabilities	26,090,912	20,608,429
STOCKHOLDERS' EQUITY :
Common stock, $.002 par value, 300,000,000 shares authorized; 117,599,598 and 111,143,684 shares issued and outstanding, respectively	235,199	222,287
Additional paid in capital	76,893,476	74,846,754
Accumulated (deficit)	(71,783,217)	(63,966,224)
Accumulated other comprehensive (loss)	(63,676)	(49,282)
Total Stockholders' Equity	5,281,782	11,053,535
Total Liabilities and Stockholders' Equity	$31,372,694	$31,661,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

SALES, net	$3,313,077	$3,270,538	$13,254,995	$6,822,372

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	3,001,655	1,676,148	9,615,367	3,854,829
Exploration costs	786,045	125,874	1,458,431	298,402
General and administrative	1,149,088	867,605	2,941,075	2,506,518
Depreciation and amortization	1,035,972	668,454	3,238,017	1,985,173
Accretion of asset retirement obligation	1,918	-	7,169	6,127
Total Operating Costs and Expenses	5,974,678	3,338,081	17,260,059	8,651,049

LOSS FROM OPERATIONS	(2,661,601)	(67,543)	(4,005,064)	(1,828,677)

OTHER INCOME (EXPENSE):
Interest income	-	2,662	-	7,747
Miscellaneous income	12,434	-	14,066	5,328
Foreign currency translation	(17,825)	-	(77,515)	-
Gain (loss) on derivative instrument liabilities	1,127,873	1,301,722	805,565	4,099,846
Accretion of discounts on notes payable	(7,108)	(3,567)	(12,672)	(1,063,153)
Financing costs - commodity supply agreements	(561,282)	(327,691)	(2,830,007)	(754,546)
Interest expense	(426,230)	(369,506)	(1,711,366)	(1,741,942)
Total Other (Expense) Income	127,862	603,620	(3,811,929)	553,280

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,533,739)	536,077	(7,816,993)	(1,275,397)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(2,533,739)	536,077	(7,816,993)	(1,275,397)
OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) on marketable securities	(5,743)	14,401	(14,394)	93,382

NET COMPREHENSIVE LOSS	$(2,539,482)	$550,478	$(7,831,387)	$(1,182,015)

Basic and Diluted Per Share data
Net (Loss) Income - basic and diluted	$(0.02)	$0.00	$(0.07)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	117,598,228	108,675,592	116,468,597	99,670,730

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012
Net (loss)	$(7,816,993)	$(1,275,397)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	3,238,017	1,985,173
Stock-based compensation	1,197,678	635,199
Accretion of discount on notes payable	12,672	1,447,358
Accretion of asset retirement obligation	7,169	6,127
Loss (gain) on derivative instrument liabilities	(805,565)	(4,099,846)
Loss on disposal of assets	-	152,587
Foreign currency translation	77,515	-
Amortization of deferred financing costs	156,733	-
Net change in operating assets and liabilities:		360,393
Accounts receivable	(1,760,532)	(419,049)
Inventory	359,358	34,608
Prepaid expenses and other current assets	61,554	(1,076,958)
Mogollon option payments	(750,000)	-
Accounts payable and accrued liabilities	3,705,683	(383,527)
Deferred revenue	-	(755,442)
Net Cash Used in Operating Activities	(2,316,869)	(3,388,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	-	179,658
Proceeds from disposal of assets	-	25,000
Notes receivable and accrued interest	-	(6,111)
Additions of property, equipment, and mine development	(1,125,950)	(1,461,780)
Construction in progress	-	(4,150,334)
Net Cash Used in Investing Activities	(1,125,950)	(5,413,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,873,261	700,000
Proceeds from convertible notes payable	3,985,000	-
Proceeds from notes payable	-	15,105,120
Payments on notes payable	(2,588,474)	(5,133,565)
Payments on capital leases	(45,032)	(73,874)
Payment of financing costs	-	(1,370,000)
Net Cash Provided by Financing Activities	3,224,913	9,227,681

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(217,906)	425,340

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	614,385	172,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	$396,479	$597,871

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$677,988	$1,319,807

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for conversion of convertible notes payable	$-	$13,432,424
Stock issued for services	$39,000	$48,000
Insurance financed with notes payable	$122,212	$105,121

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K/A, as filed with Securities and Exchange Commission (‘SEC”).

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

     The Company had a net loss of $7,816,993 for the nine months ended March 31, 2013, has a working capital deficit of $15,495,158 and has a total accumulated deficit of $71,783,217 at March 31, 2013. The Company generated revenues of $13,254,995 from the sales of precious metals in the nine months ended March 31, 2013. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of operating and financing expenses until production at the Summit mine site attains sufficient cash flow to cover the Company’s costs. The Company has no continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Accounts Receivable

     Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux, and refined precious metals related to gold and silver stream agreements. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of March 31, 2013, and June 30, 2012.

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

Idle Equipment

     The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $1,223,528 as of March 31, 2013, and June 30, 2012. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment during the nine months ended March 31, 2013.

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2013 and June 30, 2012, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Reclamation Costs

     The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. At March 31, 2013 and June 30, 2012, the Company had a reclamation obligation totaling $166,217 and $159,048, respectively.

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

Net Earnings (Loss) per Common Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and nine month periods ended March 31, 2013 and 2012, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Reclassifications

     Certain items in these consolidated financial statements have been reclassified to conform to the current period’s presentation. The reclassifications have no effect on net income (loss).

Recent Accounting Pronouncements

     In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective for the Company's interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CONTEMPLATED MERGER

     On October 11, 2012, the Company announced a Binding Heads of Agreement to pursue a business combination with International Goldfields Limited (ASX: IGS). Key terms of the transaction were approved by the boards of directors of both companies, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The contemplated transaction structure would have been affected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction. In accordance with the Agreement, IGS advanced the Company $3.9 million AUD by way of convertible notes secured by the Company’s interest in its rights to the Mogollon property option.

     On February 15, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with IGS, and IGS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of IGS ("Merger Sub"). Under the terms of the Merger Agreement, Merger Sub was to be merged with and into the Company, with the Company to be the surviving corporation (the "Surviving Corporation") and a wholly-owned subsidiary of IGS (the "Merger").

     Completion of the Merger was subject to IGS closing an equity financing before March 14, 2013, that would have resulted in IGS having at least $10,000,000 AUD in available cash, after deduction of major transaction related fees, and a maximum of $100,000 AUD in total indebtedness ("Qualified Equity Financing"). IGS has not consummated a Qualified Equity Financing, and the Company and IGS do not anticipate that the merger will proceed.

NOTE 4 – INVENTORY

     The following table provides the components of inventory as of:

	March 31,	June 30,
	2013	2012
Stockpiled ore	$78,572	$9,268
In-process material	35,715	479
Siliceous flux material	22,500	66,206
Precious metals concentrate	455,313	875,505
	$592,100	$951,458

NOTE 5 – ACCRUED LIABILITIES & COMPLETION GUARANTEE PAYABLE

Accrued Liabilities

     The following table provides the components of accrued liabilities as of:

	March 31,	June 30,
	2013	2012
Wages and benefits	$131,190	$129,532
Property and mining taxes	41,868	157,038
Royalties	1,246,899	729,893
Interest expense	301,679	85,305
Other	530,933	24,467
Commodity supply agreement accruals	3,606,481	1,379,550
	$5,859,050	$2,505,785

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

     In accordance with the completion guarantee provision under a definitive gold stream agreement with Sandstorm (the “Gold Stream Agreement”), the Company has recorded an obligation at March 31, 2013 and June 30, 2012 totaling $3,359,873, which is related to the percentage of underproduction for gold produced relative to the amount of gold planned to have been produced, as set out in the Agreement.

     Upon execution of the Gold Stream Agreement in September 2009, the Company received advances totaling $4,000,000. The Company recorded a liability for the advances and in accordance with the provisions of the Gold Stream Agreement reduced the liability by the difference between the market price and a fixed price per ounce of refined gold delivered. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at March 31, 2013 and June 30, 2012 and are reported as a completion guarantee payable. (See NOTE 11 – COMMITMENTS: Commodity Supply Agreements).

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

     On January 15, 2013, the Company, in conjunction with the extension of convertible notes payable to three accredited investors, issued an aggregate of 562,500 warrants at an exercise price of $0.40. The warrants are vested on the issuance date and have lives from 1.77 years to 1.85 years. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $66,543 with the following assumptions: risk-free rate of interest of 0.23 or 0.24%, expected life of 1.77 or 1.85 years, expected stock price volatility of 73.11 or 74.39%, and expected dividend yield of zero. The amount of $66,543 was allocated to the warrants at inception.

     The fair market value of the derivative instruments liabilities at March 31, 2013, was determined to be $1,309,342 with the following assumptions: (1) risk free interest rate of 0.04% to 0.66%, (2) remaining contractual life of 0.08 to 4.46 years, (3) expected stock price volatility of 69.89% to 83.10%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the three and nine months ended March 31, 2013, of $1,127,873 and 805,565, respectively.

	Derivative	Derivative	Derivative Gain
	Liability as of	Liability as of	(Loss) Through
	March 31, 2013	June 30, 2012	December 31, 2012
Convertible Debentures:
Purchase Agreement Warrants	$1,309,342	$1,026,765	$(282,577)

	Derivatives applicable to warrants exercised		(22,501)
	Amount allocated to warrants at inception		1,110,643
			$805,565

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

     On October 31, 2012, the notes with the three accredited investors became due and payable. On January 15, 2013, the maturity dates for the convertible senior subordinated notes aggregating $450,000 were extended for a period of two years from the original maturity dates. Additionally, the convertible price of the notes was reduced to $0.40 and the automatic conversion price of $2.50 was reduced to $0.80. In connection with the extension of the notes, 562,500 warrants were issued with a strike price of $0.40 and term of two years from the original maturity dates, 375,000 warrants expiring on October 23, 2014 and the remaining 187,500 warrants with an expiration date of November 20, 2014.

     At March 31, 2013 and June 30, 2012, the outstanding principal balance on the Senior Subordinated Convertible Notes, was $450,000.

Convertible Secured Notes

     In October and November 2012, the Company received advances totaling $3,900,000 AUD, representing cash proceeds of $3,985,000 USD, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and are secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. At March 31, 2013, the outstanding balance on the Secured Convertible Notes was $4,062,357 USD.

     The components of the convertible notes payable, including senior subordinated notes and secured notes, are as follows:

March 31, 2013	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-

Long-term portion, net of current	4,512,357	(69,728)	4,442,629
	$4,512,357	$(69,728)	$4,442,629

June 30, 2012	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(5,564)	$444,436
Long-term portion, net of current	-	-	-
	$450,000	$(5,564)	$444,436

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

     The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortizes over a 12-month term with the first payment due July 31, 2012. The outstanding amounts owed for the Senior Secured Gold Stream Credit Agreement are aggregated with Notes Payable for financial statement presentation. (See NOTE 9 – NOTES PAYABLE). In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell gold and silver originating from the Summit property to Waterton (See NOTE 11 –COMMITMENTS: Commodity Supply Agreements).

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

     On October 9, 2012, the Company entered into the First Amendment to the Senior Secured Gold Stream Credit Agreement which modifies the due dates of certain principal payments on the note. The amendment calls for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remain unchanged and interest payments continue to be due monthly. The February and March 2013 principal payments have not been made and are still outstanding. In addition to exploring third-party refinancing of the Waterton debt, the Company and Waterton are in discussions regarding an alternative repayment schedule. In this regard, the Company has received an interim waiver from Waterton with respect to any event of default that currently exists or may exist as a result of the aforementioned non-payments. No assurances can be given that the Company will be able to refinance the Waterton debt or obtain an acceptable repayment schedule from Waterton.

NOTE 9 – NOTES PAYABLE

     On June 5, 2008, the Company agreed to exercise the option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. The Company originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. The Company agreed to exercise the purchase option in connection with settlement of an action the Company commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price was $250,000. The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The original provisions of the note called for a $50,000 payment at the signing of the note, which occurred in August 2008, and four subsequent principal payments of $50,000 plus interest due each anniversary date of the agreement. In August 2009, the amortization schedule of the note was amended to reflect four equal annual payments of principal and interest of $63,094. The due date for the first annual payment was extended with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. On September 10, 2012, the Company executed an amendment to extend the final payment due on the New Planet Copper Mining promissory note. The due date for the final annual payment was extended until November 5, 2012 with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. The final annual payment and related fees were paid-in-full at December 31, 2012. A provision for a 5% royalty to be paid on any future production from the property still remains in effect.

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

     The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012

Note payable for mineral property, interest at 10%, payable in 4 annual installments of $63,094, including interest through August 2012; Note extended on August 4, 2012 with an interest rate of 20% and a due date of November 5, 2012.	$--	$57,358

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012.	--	1,598

Installment sales contract on equipment, interest at 10%, payable in 12 monthly installments of $13,073, including interest through July 2013.	39,977	150,000

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	35,521	46,379

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	492,467	593,657

Financing contract on insurance premiums, interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012.	--	19,472

Financing contract on insurance premiums, interest at 4.7%, payable in 9 monthly installments of $13,846, including interest through July 2013.	54,847	--

Senior Secured Gold Stream Credit Agreement, interest at 9% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012 principal installments $1,082,955 due October 2012, $500,000 November 2012, $0 December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,779,545	10,000,000

Total Outstanding Notes Payable	8,402,357	10,868,464
Less: Current portion	(8,031,465)	(9,931,468)
Notes payable, net of current portion and discount	$370,892	$936,996

     The aggregate maturities of notes payable as of March 31, 2013, is as follows:

Year ending June 30,
2013	$7,452,122
2014	620,045
2015	168,773
2016	161,417
Total Outstanding Notes Payable	$8,402,357

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

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. Marketable securities are comprised of 250,000 shares of common stock of Columbus Exploration Corporation, formerly Columbus Silver Corporation, which is traded on the TSX Venture Exchange (TSX-V: CLX). Previously the Company held 1,000,000 shares in Columbus Silver Corporation. These shares were consolidated at the rate of four old shares for one new share in connection with the name change to Columbus Exploration Corporation. The derivative instruments consist of certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets are as follows:

	March 31, 2013	Level 1	Level 2	Level 3

Assets:
Marketable securities	$34,382	$34,382	---	---

Liabilities:
Derivative instruments	1,309,342	---	---	1,309,342

	June 30, 2012	Level 1	Level 2	Level 3

Assets:
Marketable securities	$48,776	$48,776	---	---

Liabilities:
Derivative instruments	1,026,765	---	---	1,026,765

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

     At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at March 31, 2013 and June 30, 2012 and are reported as a completion guarantee payable.

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

Mogollon Option Agreement

     On October 22, 2012, the Company closed the Mogollon Option Agreement with Columbus Exploration Corporation, formerly Columbus Silver Corporation, following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule calls for $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments. At March 31, 2013, the Company has paid $750,000 under the Agreement.

Smelting Contract

     On January 10, 2013, the Company entered into a long-term contract with a smelter for the sale of approximately 360 metric tons of gold-silver concentrates during calendar year 2013. The Company will be paid for the gold and silver content less customary charges.

NOTE 12- STOCKHOLDERS’ EQUITY

Issuances of Common Stock

     On January 3, 2013, two investors exercised warrants to purchase 375,000 shares of common stock at price of $0.30 per share on a cashless basis. Under the cashless basis exercise, 61,628 shares were issued.

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

Issuances of Options

     During the nine months ended March 31, 2013, 190,000 options were cancelled and 100,000 options expired.

     On December 31, 2012, the Company granted five-year options to two directors and various employees to purchase 510,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options will vest on June 30, 2013. The options were valued at $85,273 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.33%, expected life of 2.75 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $42,401 was expensed in the quarter ended March 31, 2013 and $42,872 will be reported over the remaining vesting period in 2013.

     On December 31, 2012, the Company granted five-year options to officers and various employees to purchase 525,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options will vest on January 1, 2014. The options were valued at $91,263 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.36%, expected life of 3.00 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $22,503 was expensed in the quarter ended March 31, 2013 and $68,760 will be reported over the remaining vesting period in 2013.

     On August 20, 2012, the Company granted 100,000 five-year options at an exercise price of $0.32 per share to a new outside director, the closing price on the date of grant. The options will vest on August 20, 2013. The options were valued at $16,189 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $16,189 was recorded during the nine months ended March 31, 2013.

     On August 20, 2012, the Company granted a five-year option to four key employees to purchase 400,000 shares of common stock at an option exercise price of $0.32 per share, the closing price on the date of grant. The options will vest on February 20, 2013. The options were valued at $64,755 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $64,755 was recorded during the nine months ended March 31, 2013.

Repriced Options

     On December 31, 2012, the Company re-priced 2,325,000 options to a director, officers and various employees of the Company, to purchase shares of common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested and had exercise prices ranging from $1.38 to $0.55. The repriced options have a five year life from the date of the reprice and fully vested on December 31, 2012. The repriced options were valued at $206,131 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.30%, expected life of 2.5 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $206,131 was recorded during the nine months ended March 31, 2013.

     On December 31, 2012, the Company repriced 675,000 options to three officers of the Company, to purchase shares common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested had exercise prices ranging from $1.01 to $0.60. The repriced options have a five year life from the date of the reprice and will vest on June 30, 2013. The repriced options were valued at $40,420 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.30%, expected life of 2.5 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $20,098 was recorded for the nine months ended March 31, 2013, and the remaining $20,322 will be reported over the remaining vesting period in 2013.

Issuances of Warrants

     During the nine months ended March 31, 2013, 214,858 warrants expired and 375,000 warrants were exercised.

     On January 15, 2013, the Company, in conjunction with the extension of convertible notes payable to three accredited investors, issued an aggregate of 562,500 warrants at an exercise price of $0.40. The warrants are vested on the issuance date and have lives from 1.77 years to 1.85 years. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $66,543 with the following assumptions: risk-free rate of interest of 0.23 or 0.24%, expected life of 1.77 or 1.85 years, expected stock price volatility of 73.11 or 74.39%, and expected dividend yield of zero. The amount of $66,543 was allocated to the warrants at inception.

     On September 14, 2012, the Company entered into an agreement for financial advisory services to be provided over a period of six months and requiring the issuance of 500,000 warrants exercisable at $0.40 per share with an exercise period of 5.0 years for investor relations services. The warrants are exercisable upon execution of the agreement and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $116,650 with the following assumptions: risk-free rate of interest of 0.72%, expected life of 5 years, expected stock price volatility of 77.99%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $116,650 has been expensed for the nine months ended March 31, 2013.

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

     On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5 years, expected stock price volatility of 82.19%, and expected dividend yield of zero. This amount is being reported as stock compensation over the period of the agreement and $617,453 was expensed for the nine months ended March 31, 2013, with $309,997 remaining as unreported stock compensation and will be reported over the remaining period of the agreement.

     Stock option and warrant activity, both within the 1989 stock Option Plan and the 2007 Equity incentive Plan and outside of these plans, for the nine months ended March 31, 2013, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2012	8,140,000	$0.53	14,729,107	$0.90
Granted	1,535,000	$0.35	11,960,028	$0.40
Canceled	(190,000)	$0.72	---	---
Expired	(100,000)	$0.46	(214,858)	1.25
Exercised	---	---	(375,000)	0.30
Outstanding at March 31, 2013	9,385,000	$0.33	26,099,277	$0.66

     Stock options and warrants exercisable at March 31, 2013, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	0.52	$0.11	$0.30	7,447,690	7,447,690	1.60	$0.30
$0.32	500,000	400,000	4.39	$0.32	$0.40	11,806,786	11,806,786	4.24	$0.40
$0.36	4,035,000	2,325,000	4.75	$0.36	$0.91	500,000	500,000	3.34	$0.91
$0.86	50,000	50,000	2.19	$0.86	$1.00	600,000	600,000	3.61	$1.00
$1.00	250,000	250,000	2.04	$1.00	$1.06	253,773	253,773	1.28	$1.06
$1.21	75,000	75,000	2.75	$1.21	$1.25	250,000	250,000	1.80	$1.25
$1.30	125,000	125,000	0.08	$1.30	$1.50	933,334	933,334	2.63	$1.50
$1.30	150,000	150,000	0.61	$1.30	$1.625	461,539	461,539	1.75	$1.625
$1.38	75,000	75,000	1.75	$1.38	$1.70	3,846,155	3,846,155	1.81	$1.70
$1.70	125,000	125,000	0.08	$1.70
	9,385,000	7,575,000				26,099,277	26,099,277

Outstanding Options			2.67	$0.33	Outstanding Warrants			2.94	$0.66
Exercisable Options			2.11	$0.33	Exercisable Warrants			2.94	$0.66

     As of March 31, 2013, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $600,000 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $600,000. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.26 closing stock price of the common stock on March 31, 2013. The total number of in-the-money options and warrants vested and exercisable as of March 31, 2013, was 4,000,000.

     The total intrinsic value of options and warrants exercised during the nine months ended March 31, 2013, was $22,125.

     The total fair value of options and warrants granted during the three and nine months ended March 31, 2013, was approximately $66,543 and $2,269,742, respectively. The total grant-date fair value of option and warrant shares vested during the three and nine months ended March 31, 2013, was approximately $131,298 and $2,209,343, respectively.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table summarizes the components of accumulated other comprehensive income for the nine months ended March, 31, 2013:

	Unrealized (Loss) on	Accumulated Other
	Marketable Securities	Comprehensive (Loss)
Balance, June 30, 2012	$(49,282)	$(49,282)
Unrealized loss on marketable securities	(14,394)	(14,394)
Balance, March 31, 2013	$(63,676)	$(63,676)

NOTE 14 – SUBSEQUENT EVENTS

     The Company has evaluated events and transactions that occurred subsequent to March 31, 2013 for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

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

     The following discussion summarizes the results of our operations for the three month and nine month periods ended March 31, 2013, and compares those results to the three and nine month periods ended March 31, 2012. It also analyzes our financial condition at March 31, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2012, 2011 and 2010 and Notes to the audited financial statements, in our Form 10-K/A for our fiscal year ended June 30, 2012.

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

     Our sales increased for the nine months ended March 31, 2013 to $13,254,995 as compared to $6,822,372 for the same prior year period, a result of achieving commercial production in the fourth quarter of the prior fiscal year. Sales for the quarter ended March 31, 2013 increased slightly to $3,313,077 over sales of $3,270,538 for the quarter ended March 31, 2012. Our sales for the current quarter were lower than forecasted and were directly affected by various equipment issues which decreased our production output for the period. The various equipment issues are being addressed and we anticipate returning to normal production levels during the fourth quarter. Our related accounts receivable increased by $1,760,532 at March 31, 2013 from June 30, 2012, a reflection primarily of increased payable metals outstanding which are current and considered collectible.

     We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations on our current undeveloped mineral properties. While we have no current arrangements for this additional capital requirement, we are actively exploring various alternative financing sources.

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

     We have a total accumulated deficit of $71,783,217 at March 31, 2013 and have a working capital deficit of $15,495,158. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

     The Company has increased revenue-generating operations during the current nine months. To continue as a going concern, the Company is dependent on continued fund raising for project development and payment of general and administration expenses until production at the Summit mine and related precious metal sales are sufficient to fund our consolidated operations. The Company, other than its current financing facilities, has no additional commitment from any party to provide additional working capital should it be required.

     The Company’s consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

     As of March 31, 2013, we had cash and cash equivalents of $396,479 as compared to $614,385 at June 30, 2012 and we had accounts receivable of $4,202,931 at March 31, 2013 as compared to $2,442,399 at June 30, 2012. As of March 31, 2013, we had a working capital deficit of $15,495,158.

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

     On October 22, 2012, the Company closed the Mogollon Option Agreement with Columbus Silver Corporation following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule also calls for an additional $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments. At March 31, 2013, we have paid $750,000 under the Agreement.

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

     In accordance with the Agreement, IGS advanced the $3.9 million AUD by way of convertible notes secured by our interest in the rights to the Mogollon property option.

     On February 15, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with IGS, and IGS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of IGS ("Merger Sub"). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company to be the surviving corporation (the "Surviving Corporation") and a wholly-owned subsidiary of IGS (the "Merger").

     Completion of the Merger was subject to IGS closing an equity financing before March 14, 2013, that would have resulted in IGS having at least $10,000,000 AUD in available cash, after deduction of major transaction related fees, and a maximum of $100,000 AUD in total indebtedness ("Qualified Equity Financing").

     IGS was unable to consummate a Qualified Equity Financing by March 14, 2013, and the Company and IGS do not anticipate that the merger will proceed. As an alternative to the Merger, the Company and IGS are exploring other transaction structures whereby IGS would have the right to make additional investments into the Company, although no assurances can be given that an acceptable transaction structure will be agreed upon.

     The Company is in-arrears for the February and March 2013 principal payments on the Senior Secured Gold Stream Credit Agreement totaling approximately $4.7 million and is currently in discussions with Waterton to amend the payment schedule or refinance the transaction, although no definitive agreement has been reached.

     The completion guarantee payment to Sandstorm of approximately $3.3 million due at June 30, 2012 has not been made and is still outstanding. Additionally, gold deliveries in arrears to Sandstorm total approximately $2.8 million, net of Sandstorm payments for the gold. The Company is currently in discussions with Sandstorm to amend the payment dates, although no definitive agreement has been reached.

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

     In January 2013 we began a drilling program to test several gold-copper targets near the Lordsburg Mill in the Lordsburg Mining District. The objective of the drilling program is the discovery of additional ore for processing though the Lordsburg Mill. The targets were identified using a combination of geologic mapping, surface geochemical sampling and analysis of historic underground maps and other data. During the quarter we completed 10 diamond core holes totaling 7,288 feet of drilling, which were aimed at initial testing of 9 targets. Reporting of assay results from the drilling is pending completion of logging, splitting and analysis of the drill cores.

     Our Lordsburg flotation mill constitutes a strategic asset with flexibility to handle various ore types and has significant extra processing capacity. In addition to the Summit mine, we will place a strong emphasis on developing new sources of ore for the mill with acceptable transportation costs to the mill and thereby build our production profile.

     We have engaged an independent engineering firm to prepare a Canadian standard NI 43-101 technical report on two deposits located at the Ortiz Gold Project site. The engineering firm completed a resource calculation in November 2012, which was released by International Goldfields Ltd as an Australian - standard JORC compliant resource statement. Upon completion of the NI 43-101 report, we plan to further commission a Preliminary Economic Assessment to be completed later in 2013. Currently the Company is conducting technical and baseline environmental studies in preparation for possible permitting and mining.

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

RESULTS OF OPERATIONS

Operating Results for the Three and Nine Months Ended March 31, 2013 and 2012

     Sales, net

     During the three and nine months ended March 31, 2013, we generated $3,313,077 and $13,254,995 in concentrate and flux sales, respectively, net of treatment charges, compared to $3,270,538 and $6,822,372 for the three and nine months ended March 31, 2012, an increase of 1 % and 94%, respectively. Although revenues for the quarter ending March 31, 2013 increased slightly as compared to the quarter ending March 31, 2012, we encountered equipment issues during the current quarter which led to corresponding decreases in production output from the previous two quarters. Nonetheless, sales revenue for the nine months ended March 31, 2013 as compared to the same period in 2012 was still up significantly as the increase in the number of tons processed and a corresponding increase in payable metals sold for the current nine month period mitigated the decrease in production during the current quarter. We are currently working to resolve the equipment issues and anticipate reaching normal production levels during the fourth quarter.

     Costs applicable to sales

     During the three and nine months ended March 31, 2013, costs applicable to sales totaled $3,001,655 and $9,615,367, respectively, as compared to $1,676,148 and $3,854,829 for the same comparable periods in 2012. The increases for the periods correspond directly with the increases in production over the same periods. Additionally, the achievement of commercial production in the fourth quarter of the prior fiscal year resulted in mine development costs, previously capitalized for the three and nine months ended March 31, 2012, being recognized for the first time in costs applicable to sales for the three and nine months ended March 31, 2013. The inclusion of mining production costs are a significant contributing factor to the increases for the periods presented.

     Exploration

     Exploration costs were $786,045 and $1,458,431 for the three and nine months ended March 31, 2013, respectively, as compared to $125,874 and $298,402 over the same comparable periods in 2012. The increases in both periods of approximately $660,000 and $1,160,000, respectively, are a result of an increase in expenditures on the Ortiz project of approximately $233,000 and $737,000, respectively for the three and nine month comparable periods. Additionally, increases of approximately $368,000 at the Lordsburg Mining District and Summit mine, and another $50,000 for Mogollon, were expended during the three months ended March 31, 2013, and the nine months ended March 31, 2013, as compared to the same comparable periods in 2012.

     General and Administrative

     General and administrative expenses increased to $1,149,088 and $2,941,075 for the three and nine months ended March 31, 2013, respectively, from $867,605 and $2,506,518 for the comparative three and nine month periods ended March 31, 2012, an increase of $281,483 and $434,557, respectively. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The increases are the result of stock-based compensation to employees and outside parties, in addition to professional and consulting fees. The increases were partially offset by decreases in marketing and investor relations, as well as director fees.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $1,035,972 and $3,238,017 for the three and nine months ended March 31, 2013, respectively, as compared to $668,454 and $1,985,173 for the three and nine months ended March 31, 2012. The increase for both periods is attributable primarily to mine development costs which were not amortized until the achievement of commercial production in the fourth quarter of the prior fiscal year.

Other Income and Expenses

     Other income and (expenses) for the three and nine months ended March 31, 2013, were $127,862 and $(3,811,929), respectively, as compared to $603,620 and $553,280 for the same comparable periods in 2012.

     The decrease in income of approximately $476,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, is mainly comprised of the following components: decreased income recognized on derivative instrument liabilities of approximately $174,000; increases in financing costs related to the commodity supply agreements approximating $234,000; and an increase in interest expense of approximately $57,000.

     For the nine months ending March 31, 2013 and 2012, comparable periods, the increase in expenses of approximately $4,365,000 is comprised mainly of the following components: decreased income recognized on derivative instrument liabilities of approximately $3,294,000; reduced expense recognized on accretion of notes payable discounts of approximately $1,050,000; increases in financing costs related to the commodity supply agreements totaling approximately $2,075,000; a decrease in interest expense of approximately $31,000; and an increase in foreign currency translation loss of approximately $78,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

     Gain (Loss) on Derivative Financial Instruments

     For the three and nine months ended March 31, 2013, gain on derivative financial instruments totaled $1,127,873 and $805,565, respectively, as compared to 1,301,722 and $4,099,846 for the three and nine months ended March 31, 2012. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

     Accretion of Discounts on Notes Payable

     For the three and nine months ended March 31, 2013, accretion of discounts on notes payable totaled $7,108 and $12,672, respectively, as compared to $3,567 and $1,063,153 for the three and nine months ended March 31, 2012. The large decrease in accretion of discounts on notes payable for the nine month comparable period is the result of retiring the Sulane convertible notes via conversion to equity along with the retirement of the Victory Park bridge note, each the result of the completion of the Waterton financing transaction in December 2011.

     Financing costs – commodity supply agreements

     For the three and nine months ended March 31, 2013, financing costs – commodity supply agreements totaled $561,282 and $2,830,007, respectively, as compared to $327,691 and $754,546 for the three and nine months ended March 31, 2012. The commodity supply agreements require the delivery of refined precious metals relating directly to production. The increases in costs are directly related to the increases in production which have accelerated resulting from the achievement of commercial production in the fourth quarter of the prior fiscal year.

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

     Production Statistics, Sales Statistics, and Cash Costs

     Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the three months ended September 30, 2012, December 31, 2012, and March 31, 2013, and the nine months ended March 31, 2013. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter; whereas payable metals represents the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

PRODUCTION STATISTICS

	3 Months Ended	3 Months Ended	3 Months Ended	9 Months Ended
	09/30/12	12/31/12	03/31/13	03/31/13
Production Summary
Tons Processed	24,384	21,898	15,711	61,993
Tons Processed per Day	375	332	245	326

Grade
Average Gold Grade(oz./ton)	0.087	0.099	0.101	0.093
Average Silver Grade(oz./ton)	4.368	5.490	4.147	4.675

Contained Metals
Gold (Oz.'s)	2,122	2,108	1,566	5,796
Silver (Oz's.)	106,156	119,245	64,387	289,788

SALES STATISTICS

	3 Months	3 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	09/30/12	12/31/12	03/31/13	03/31/13
Average metal prices - Realized
Gold (Oz's.)	$1,794	$1,514	$1,487	$1,612
Silver (Oz's.)	$35	$28	$28	$31

Payable metals sold
Gold (Oz.'s)	1,443	1,230	1,140	3,814
Silver (Oz's.)	84,508	90,565	57,515	232,588

Gold equivalent ounces sold
Gold Ounces	1,443	1,230	1,140	3,813
Gold Equivalent Ounces from Silver	1,659	1,636	1,081	4,376
Total Gold Equivalent Ounces	3,102	2,866	2,221	8,189

Sales (in thousands):
Gross before provisional pricing	$5,102	$5,074	$3,554	$13,730
Provisional pricing mark-to-market	706	(472)	(145)	89
Gross after provisional pricing	5,808	4,602	3,409	13,819
Treatment and refining charges	(230)	(239)	(96)	(565)
Net Revenues	$5,578	$4,363	$3,313	$13,254

Average realized price per gold equivalent
ounce:
Gross before adjustments	$1,645	$1,770	$1,600	$1,676
Provisional pricing mark-to-market	228	(165)	(65)	11
Gross after provisional pricing	1,872	1,605	1,535	1,687
Treatment and refining charges	(74)	(83)	(43)	(69)
Net realized price per gold equivalent ounce	$1,798	$1,522	$1,492	$1,618

     Total Cash Cost per Gold Equivalent Ounce Sold

     We utilize total cash cost (including royalties and resource taxes) per gold equivalent ounce sold, calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period. Total cash costs are calculated using cost of sales, plus treatment and refining charges (which are netted against revenues). Total cash costs are divided by gold equivalent ounces sold (gold sold, plus gold equivalent ounces of silver sold converted to gold using our realized gold price to silver price ratio to arrive at total cash cost per gold equivalent ounce sold.

     We also utilize operating cash costs per gold equivalent ounce to measure our performance. The principal difference between operating cash costs and total cash costs is that cash operating costs exclude royalty payments and resource taxes whereas total operating costs include royalty payments and resource taxes. Total cash cost per ounce figures for all periods presented in this Management’s Discussion and Analysis are presented on an ounces sold basis. There can be no assurance that our reporting of these Non-GAAP measures is similar to that reported by other mining companies.

     We have reconciled operating cash cost per gold equivalent ounce sold and total cash cost per gold equivalent ounce sold to reported U.S. GAAP measures in the table below. The most comparable financial measures to our operating cash cost and total cash cost is costs applicable to sales calculated in accordance with U.S. GAAP. Costs applicable to sales are obtained from the unaudited consolidated statements of operations.

     The increase in cash costs per gold equivalent ounce from quarter to quarter is the direct result of a decrease in gold equivalent ounces sold, especially as related to the three months ended March 31, 2013. This decrease is primarily the result of fewer tons produced for the quarter accompanied by a decrease in the grade for silver, while the grades for gold have continued to increase. Equipment issues encountered during the period are responsible for the decrease, and we are currently working to resolve the issues and anticipate returning to normal production levels in the fourth quarter. Operating costs have remained relatively stable from quarter to quarter and have slightly decreased to their lowest level for the current fiscal year.

CASH COST STATISTICS

	3 Months	3 Months	3 Months	9 Months
	Ended	Ended	Ended	Ended
	09/30/12	12/31/12	03/31/13	03/31/13
Total Gold Equivalent Ounces Sold	3,102	2,866	2,221	8,189

Costs applicable to sales	$3,368,110	$3,245,602	$3,001,655	$9,615,367
Treatment & Refining Charges	$230,164	$238,582	$96,256	$565,002
Royalties	$(421,472)	$(333,936)	$(43,805)	$(799,213)
Resource Taxes	$(34,908)	$(35,351)	$(37,500)	$(107,759)
Total Operating Cash Costs	$3,141,894	$3,114,897	$3,016,606	$9,273,397

Operating Cash Cost per Gold Equivalent Ounce Sold	$1,013	$1,087	$1,358	$1,132

Operating Cash Costs	$3 ,141,894	$3,114,897	$3,016,606	$9,273,397
Royalties	$421,472	$333,936	$43,805	$799,213
Resource Taxes	$34,908	$35,351	$37,500	$107,759
Total Cash Costs	$3,598,274	$3,484,184	$3,097,911	$10,180,369

Total Cash Cost per Gold Equivalent Ounce Sold	$1,160	$1,216	$1,395	$1,243

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

     We entered into an Agreement and Plan of Merger (the "Merger Agreement") with IGS, and IGS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of IGS ("Merger Sub") on February 15, 2013. Under the terms of the Merger Agreement, Merger Sub was to be merged with and into the Company, with the Company being the surviving corporation (the "Surviving Corporation") and a wholly-owned subsidiary of IGS (the "Merger"). Completion of the Merger required IGS to close an equity financing before March 14, 2013, and IGS to have at least $10,000,000 AUD in available cash, after deduction of major transaction related fees, and a maximum of $100,000 AUD in total indebtedness ("Qualified Equity Financing").

     IGS was unable to consummate a Qualified Equity Financing by March 14, 2013, and the Company and IGS do not anticipate that the merger will proceed. As an alternative to the Merger, the Company and IGS are exploring other transaction structures whereby IGS would have the right to make additional investments into the Company, although no assurances can be given that an acceptable transaction structure will be agreed upon.

Off-Balance Sheet Arrangements

     During the three months ended March 31, 2013, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of March 31, 2013. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     As of March 31, 2013, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 3, 2013, two investors exercised warrants to purchase 375,000 shares of common stock at price of $0.30 per share on a cashless basis. Under the cashless basis exercise, 61,628 shares were issued. The built-in equity value of the warrants was $22,501. No cash proceeds were received.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended March 31, 2013 are as follows:

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

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(d): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $2,501;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

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

Date: May 10, 2013	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Chairman of the Board

/s/ Michael P. Martinez
Michael P. Martinez
Chief Financial Officer