Form 10-K/A
period 2012-06-30
Santa Fe Gold CORP
filed 2013-05-29
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 001-12974

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6100 Uptown Blvd NE, Suite 600, Albuquerque, NM	87110
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

            Santa Fe Gold Corporation (“we”, “our” or the “Company”) is filing this Amendment No. 2 to its Form 10-K for the fiscal year ended June 30, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012. This Amendment No. 2 to Form 10-K should be read in conjunction with the Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the original Form 10-K nor does it change any other disclosures contained in the original Form 10-K.

            This Amendment No. 2 incorporates amendments to our Form 10-K as follows:

PART I

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

            During the last five years, the average annual market price of gold has progressively increased from $695 per ounce to $1572 per ounce, as shown in the table below. Information was obtained from Kitco.com:

Average Annual Market Price of Gold, 2007-2011 (per ounce)

2007	2008	2009	2010	2011
$695	$872	$972	$1225	$1572

            During the last five years, the average annual market price of silver has increased from $13.38 per ounce to $35.12 per ounce, as shown in the table below. Information was obtained from Kitco.com:

Average Annual Market Price of Silver, 2007-2011 (per ounce)

2007	2008	2009	2010	2011
$13.38	$14.99	$14.67	$20.19	$35.12

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

            We have not sought an advisory stockholder vote to approve the compensation of our named executive officers.

            Rule 14a-21 under the Securities Exchange Act requires us to provide a separate shareholder advisory vote in our proxy statements to approve the compensation of our named executive officers, not less frequently than once every three years (“say-on-pay” vote). To date, we have not submitted to our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers. Consequently, our board has not considered the outcome of our “say-on-pay” vote results when determining future compensation policies and pay levels for our named executive officers. Our board of directors has adopted a resolution setting the date for our Annual Meeting of Stockholders to be held for July 30, 2013. At our annual meeting, we will be asking our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers. We will consider the outcome of our “say-on-pay” vote results when determining future compensation policies and pay levels for our named executive officers.

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

            Project Economic Estimate

            At gold and silver prices of $1,000 and $16.67 respectively, and assuming 80% metallurgical recovery, in May 2011 CWG estimated Summit revenues over an initial five-year mine life would total approximately $144 million, and direct operating profit would total approximately $91 million. Direct operating costs were estimated as $84.50 per ton of ore milled or $364 per ounce of gold equivalent produced. The total capital cost to bring the mine into production was estimated as $18.5 million. The estimated capital cost is inclusive of mine development, mill construction, bonding requirements, and project management and working capital. CWG estimated the project could be brought into full production during 2011. Actual commercial production was achieved in Q2 of 2012.

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

            In December 2005, using historical estimations of mineralized material, we received the results of an independent scoping study for the open pit mining of the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. The report concluded that the financial results indicated a favorable gold project employing high pressure grinding rolls with gravity recovery and contract mining. The report also stated that considerable upside existed in estimations of mineralized material in both contained ounces and grade. We currently have not established proven or probable reserves on the Ortiz gold property.

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

PART III

ITEM 11.        EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

           The individuals who served as our principal executive officer and principal financial officer during the year ended June 30, 2012, as well as the other individuals included in the Summary Compensation Table below, are referred to as “named executive officers” throughout this Compensation Discussion and Analysis.

            Overview of Compensation Philosophy, Objectives and Policies

            Our compensation philosophy, which is set by the Compensation Committee, attempts to meet two main objectives when we designed our executive and employee compensation. First, the program is intended to be fully competitive so that we may attract, motivate and retain talented executives and key employees. Second, the program is intended to create an alignment of interests between our executives and key employees, on the one hand, and our shareholders, on the other, such that a portion of each executive’s or key employee’s compensation consists of equity awards. In this manner, if the price of our stock increases over time, our executive officers, key employees and our shareholders will benefit. The compensation program is designed to reward performance that supports our principles of building shareholder value, and may also recognize individual performance from time to time. The Compensation Committee is vested with the authority to review and recommend the compensation program structure and level of compensation for the executive officers, directors and key employees of our Company.

            Our present compensation structure for the named executive officers generally consists of salary and incentive compensation. The incentive component consists of a short-term cash portion and a long-term equity portion. We believe the present structure achieves our compensation objectives; however, the Compensation Committee continues to consider additional ways to ensure consistency and enhance our Company’s compensation program and may add additional components or policies in order to assist our Company in achieving its compensation goals more effectively or efficiently. We believe that the present compensation structure appropriately aligns the interests of the executives and key employees with our shareholders by encouraging equity ownership through awards of stock options and stock grants to executive officers and key employees and to motivate our named executive officers and other key employees to contribute to an increase in shareholder value. While equity ownership is highly encouraged, we do not presently have a policy that requires our named executive officers or directors to own shares of our stock.

            Annually the Compensation Committee reviews and recommends to the Board the level of compensation for the named executive officers and key employees. Our CEO reports to the Committee regarding the individual performance of the other named executive officers. Additionally, the Committee considers recommendations from the named executive officers regarding incentive compensation for key employees who report to that executive officer.

            Elements and Mix of Compensation

            The Compensation Committee does not utilize an exact calculation in determining the breakdown of executive compensation among base pay, bonus pay and other forms of compensation; rather, the Compensation Committee takes into consideration all forms of compensation together. When making decisions about individual compensation packages, our consideration of base salary ranges for the named executive officers is primarily based upon negotiations with that officer, taking into consideration work experience, individual and overall Company performance, level of responsibility, impact on the business, tenure, potential for advancement within the organization and the potential liability of being an officer of a public corporation. Annual salaries for newly-hired executives are determined at the time of hire taking into account the above factors other than tenure. Changes in an executive’s base salary may also take into consideration recent compensation, including bonuses and equity-based compensation.

            Cash bonuses are a form of short-term incentive compensation, which may be recommended by the Compensation Committee at its discretion, based on individual and overall Company performance. There is no specific bonus plan or policy in place setting forth timing of awards or establishing specific performance objectives. The Compensation Committee, at its discretion, determines and recommends the amounts and timing of any bonus awards. If applicable, and at the sole discretion of the Compensation Committee, a “merit-based” bonus may be recommended based on criteria such as exceptional individual and overall Company performance, assuming additional responsibility without an increase in base compensation, or such other criteria which the Compensation Committee may determine from time to time.

            The long-term equity compensation component of our compensation program is comprised of equity awards and makes up a significant part of our named executive officers’ compensation package. Under our 2007 Equity Incentive Plan, we are authorized to issue qualified incentive stock options, non-qualified stock options, to make grants of stock and award grants of restricted stock to the officers, directors and key employees of our Company, including the named executive officers. There is no specific policy or procedure in place setting forth the timing or amount of awards, although the outstanding awards and future compensation are reviewed at least annually. The Compensation Committee, at its discretion, determines and recommends the amounts and timing of any equity awards. The stock options are priced based on the closing market price of our common stock on the grant date, which is the date the Board approves the award.

            Additional benefits provided to executive officers and key employees as part of their compensation packages include health, life and disability insurance. To the extent the named executive officers participate in these programs, they do so generally on the same basis as our other employees. Our named executive officers do not receive perquisites and we do not maintain any non-equity incentive plans, other than our cash bonus incentives described previously, nor do we maintain any deferred compensation plans.

            The compensation for our directors is structured similar to that of our named executive officers. Specifically, our directors receive a combination of cash and equity incentives in the form of stock grants or options to purchase our common stock. The Compensation Committee reviews the form and amount of such compensation periodically to ensure that it is competitive and meeting our objectives discussed above.

            Consideration of Say-on-Pay Vote

            Rule 14a-21 under the Securities Exchange Act requires us to provide a separate shareholder advisory vote in our proxy statements to approve the compensation of our named executive officers, not less frequently than once every three years (“say-on-pay” vote). To date, we have not submitted to our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers. Consequently, our board has not considered the outcome of our “say-on-pay” vote results when determining future compensation policies and pay levels for our named executive officers. Our board of directors has adopted a resolution setting the date for our Annual Meeting of Stockholders to be held for July 30, 2013. At our annual meeting, we will be asking our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers. We will consider the outcome of our “say-on-pay” vote results when determining future compensation policies and pay levels for our named executive officers.

            Specific Compensation Decisions

            Each of our named executive officers receives an annual salary under the terms of their respective employment agreements. In addition, each of our named executive officers has received stock options as part of his current compensation package.

            Effective January 1, 2012, upon the recommendation of the Compensation Committee, the Board approved an increase in the annual base salary of Pierce Carson, a named executive officer, to $258,750. Prior to this increase in base salary, Dr. Carson was receiving annual base salary of $248,798 pursuant to his employment agreement effective as of October 7, 2003. The Board believed such increase was warranted due to the performance of Dr. Carson in exceeding the Board’s expectations with time and effort spent securing additional strategic opportunities for the Company in addition to his individual contributions in furthering the Company’s overall business objectives.

            We believe that the compensation packages for our named executive officers, consisting of cash and equity incentive compensation, will meet the objectives set forth above. The stock options are designed to reward the individuals and the inherent value in the options will help motivate them to further the interests of our shareholders. The Compensation Committee also has the ability to award discretionary cash incentive compensation in the form of bonuses to the named executive officers.

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

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2013.

SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
Name: W. Pierce Carson
Title: President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on May 28, 2013.

SIGNATURE	TITLE

/s/ W. Pierce Carson	Chairman of the Board, President and
W. Pierce Carson	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael P. Martinez	Chief Financial Officer
Michael P. Martinez	(Principal Accounting Officer)

/s/ Ryan P. Carson	Secretary and Assistant Treasurer
Ryan P. Carson

/s/ John E. Frost	Director
John E. Frost

/s/ Erich Hofer	Director
Erich Hofer