Form 10-K/A
period 2012-06-30
Santa Fe Gold CORP
filed 2013-07-02
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

     Santa Fe Gold Corporation (“we”, “our” or the “Company”) is filing this Amendment No. 3 to its Form 10-K for the fiscal year ended June 30, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012. This Amendment No. 3 to Form 10-K should be read in conjunction with the Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the original Form 10-K nor does it change any other disclosures contained in the original Form 10-K.

     This Amendment No. 3 incorporates amendments to our Form 10-K as follows:

PART II

ITEM 9A (T). CONTROLS AND PROCEDURES

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and we concluded that our internal control over financial reporting was effective at a reasonable assurance level as of June 30, 2012. Subsequent to June 30, 2012, we have identified a material weaknesses in our internal controls in that we did not include a separate shareholder advisory vote in our 2011 proxy statements to approve the compensation of our named executive officers (“say-on-pay” vote) as required by Rule 14a-21 under the Exchange Act. We have taken corrective action by including a vote on a “say-on-pay” vote in our Proxy Statement for our Annual Stockholders Meeting to be held August 6, 2013. In addition, we have adopted a policy that outside securities counsel review all of our federal securities law filings to ensure compliance therewith.

     The operating effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by StarkSchenkein, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 2, 2013.

SANTA FE GOLD CORPORATION

By: /s/ W. Pierce Carson
Name: W. Pierce Carson
Title: President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on July 2, 2013.

SIGNATURE	TITLE

/s/ W. Pierce Carson	Chairman of the Board, President and
W. Pierce Carson	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael P. Martinez	Chief Financial Officer
Michael P. Martinez	(Principal Accounting Officer)

/s/ Ryan P. Carson	Secretary and Assistant Treasurer
Ryan P. Carson

/s/ John E. Frost	Director
John E. Frost

/s/ Erich Hofer	Director
Erich Hofer