Form 10-Q/A
period 2013-03-31
Santa Fe Gold CORP
filed 2013-07-02
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     Santa Fe Gold Corporation (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the fiscal quarter ended March 31, 2013, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2013. This Amendment No. 1 to Form 10-Q should be read in conjunction with the Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this form 10-Q/A has not been updated to reflect events, results or developments that occurred after the date of the original Form 10-Q nor does it change any other disclosures contained in the original Form 10-Q.

     This Amendment No. 1 incorporates amendments to our Form 10-Q as follows:

PART I

FINANCIAL INFORMATION

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of March 31, 2013. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. In this regard, we have identified a material weaknesses in our internal controls in that we did not include a separate shareholder advisory vote in our 2011 proxy statements to approve the compensation of our named executive officers (“say-on-pay” vote) as required by Rule 14a-21 under the Exchange Act. We have taken corrective action by including a vote on a “say-on-pay” vote in our Proxy Statement for our Annual Stockholders Meeting to be held August 6, 2013. In addition, we have adopted a policy that outside securities counsel review all of our federal securities law filings to ensure compliance therewith.

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

Date: July 2, 2013	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, Director
and Chairman of the Board

/s/ Michael P. Martinez
Michael P. Martinez
Chief Financial Officer
(Principal Accounting Officer)