Form 10-K/A
period 2012-06-30
Santa Fe Gold CORP
filed 2013-08-02
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-12974

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6100 Uptown Blvd NE, Suite 600, Albuquerque,	87110
NM
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 4 to the Annual Report on Form 10-K/A (“Amendment No. 4”) of Santa Fe Gold Corporation (“we”, “our” or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended year ended June 30, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012, as amended by Amendments No. 1, 2 and 3 (collectively, the “Original Filing”), in order to revise Item 9A of Part II of the Original Filing. In addition, as further required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 4 contains new certifications by our principal executive officer and our principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof. Except for the foregoing amended information, this Amendment No. 4 on Form 10-K/A continues to describe conditions as of the date of the Original Filing. The disclosures contained herein have not been updated to reflect events that occurred at a later date.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal period ended June 30, 2012, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subsequent to June 30, 2012, we have identified a material weakness in our disclosure controls and procedures in that we did not include a separate shareholder advisory vote in our 2011 proxy statements to approve the compensation of our named executive officers (“say-on-pay” vote) as required by Rule 14a-21 under the Exchange Act. We have taken corrective action by including a “say-on-pay” vote in our Proxy Statement for our Annual Stockholders Meeting to be held August 6, 2013. In addition, we have adopted a policy that securities counsel review all of the Company’s filings with the SEC.

Given the corrective action, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the filing date of Amendment No. 4, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of June 30, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The operating effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by StarkSchenkein, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

Exhibit No.	Description	Location
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2013.

SANTA FE GOLD CORPORATION

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on August 2, 2013.

SIGNATURE	TITLE

/s/ W. Pierce Carson	Chairman of the Board, President and
W. Pierce Carson	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael P. Martinez	Chief Financial Officer
Michael P. Martinez	(Principal Accounting Officer)

/s/ Ryan P. Carson	Secretary and Assistant Treasurer
Ryan P. Carson

/s/ John E. Frost	Director
John E. Frost

/s/ Erich Hofer	Director
Erich Hofer