Form 10-K
period 2013-06-30
Santa Fe Gold CORP
filed 2013-09-30
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ x ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No[ x ]

The aggregate market value of the Common Stock of Santa Fe Gold Corporation held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,790,261.

As of September 30, 2013, there were 117,599,598 shares of common stock outstanding.

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

     From July 1, 2006 through the current date we completed private placements of our common stock, and notes convertible into our common stock, for amounts aggregating $3,556,757. Additionally, in December 2007, we raised capital pursuant to a private placement of convertible debentures aggregating $13,500,000. In September 2009, we entered into a gold stream agreement with an investor that included an upfront payment of $4,000,000. In January 2010 and December 2010, we raised $10,000,000 and $2,000,000 respectively through registered direct offerings pursuant to an S-3 Registration Statement. In August 2011 and December 2011 we raised $5,000,000 and $10,000,000 respectively, through senior secured debt facilities. In June and August 2012, we raised a total of $2,373,261 through registered direct offerings pursuant to an S-3 Registration Statement. In October 2012, we completed private placements of two convertible debentures with proceeds aggregating $3,985,000 and have received advances totaling $1,250,000 pursuant to an additional convertible debenture issued in July 2013. We used the majority of the funds raised to acquire and construct the Summit mine and Banner mill and for working capital. We anticipate using currently available funds to continue these efforts. See” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

     In April 2007, we received results of a preliminary engineering study carried out by an independent geological engineering firm that concluded that development of the Summit deposit would be economically viable. Capital cost was estimated as $13.4 million. In December 2007, we arranged a financing of $13.5 million by way of a private placement of senior secured convertible debentures. We carried out construction activities during 2008 and 2009, including development of the Summit mine and construction of the Banner mill. Underground mine development is on-going. Commencement of processing operations at the Banner mill began in April 2010 and commissioning of the mill proceeded satisfactorily. Sales of ore as silica flux commenced in Q2 of calendar 2010 and sales of precious metals flotation concentrates began in Q3 of calendar 2010. During calendar years 2011, 2012 and 2013 to date we have sold products to smelters on a regular basis, including silica flux under contract to two Arizona smelters and concentrates under contract to a German smelter and a South Korean smelter. We have increased production from the Summit mine and increased throughput at the Banner mill, and achieved commercial production in the second quarter of calendar 2012. As of June 30, 2013, we have approximately $79.0 million and $35.0 million in financial statement federal and state tax loss carry-forwards, respectively.

     Our principal executive offices are located at 6100 Uptown Blvd NE, Suite 600, Albuquerque, New Mexico 87110, and our telephone number is (505) 255-4852. Our Summit operations in southwestern New Mexico are conducted through our wholly-owned subsidiary, The Lordsburg Mining Company. Our mica operations in Arizona are conducted through our wholly- owned subsidiary, Azco Mica Inc. Our activity in Mexico is conducted through our wholly-owned subsidiary, Minera Sandia, S.A. de C.V. Administration of the September 2009 gold stream agreement is conducted through our wholly-owned Barbados subsidiary, Santa Fe Gold (Barbados) Corporation.

     Please refer to the last section of ITEM 2: PROPERTIES of this report for a glossary of certain terms used herein.

Recent Developments

     On August 6, 2013, the Company held an annual general meeting of stockholders. Michael Heeley, Glenn Henricksen, Jakes Jordaan, Erich Hofer and Pierce Carson were elected to the board of directors. John E. Frost did not stand for re-election. Jakes Jordaan was named Chairman of the Board; Pierce Carson was named Vice Chairman; Erich Hofer was named Chairman of the Audit Committee; Jakes Jordaan was named Chairman of the Compensation Committee; and Pierce Carson was named Chairman of the Nominating Committee. Consistent with the Company’s non-employee director compensation policy, the three newly elected directors each were issued 200,000 options from the Company’s 2007 Employee Incentive Plan, which options will vest August 6, 2014.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables under the Letter is $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable has been reduced by $116,693 and the principal portion of the note has been reduced by $768,263, while the remaining $168,643 has been recorded as financing costs in interest expense at June 30, 2013. The outstanding principal balance on the note after reduction for the transferred receivables is $7,011,282 at June 30, 2013. See ITEM 7, Liquidity and Capital Resources; Plan of Operation.

     On June 28, 2013, we entered into an agreement with International Goldfields Ltd (“IGS”), whereby we will receive up to an additional A$2.0 million by way of a secured convertible note. As of September 20, 2013 we have received $1,250,000 against the note, increasing the total proceeds received from IGS to $5,235,000. The note is repayable in cash or in the Company’s stock, at IGS’ election, upon refinancing of the loan from Waterton Global Value L.P. (“Waterton”). In addition, we have agreed with IGS that in connection with any Singapore related financing completed by the Company, the previous IGS convertible notes issued in October 2012 will be converted into shares of a newly-created affiliated Singapore entity, with terms no less favorable to IGS than the securities that may be issued in such financing.

     On October 11, 2012, we announced a Binding Heads of Agreement to pursue a business combination with IGS, subject to satisfactory completion of due diligence, definitive agreements, regulatory and required consents and approvals. The contemplated transaction would have been affected solely through an exchange of SFEG shares for IGS shares in connection with a merger transaction. In accordance with the Agreement, the Company received proceeds of $3,985,000 by way of convertible notes totaling A$3.9 million and secured by the Company’s interest in its rights to the Mogollon property option. On February 15, 2013, the parties entered into an Agreement and Plan of Merger. Completion of the merger was subject to IGS closing an equity financing before March 14, 2013 that would have resulted in IGS having at least A$10,000,000 in available cash. IGS did not consummate the required equity financing and the parties agreed not to proceed with the merger.

     On February 6, 2013, we announced a sales contract with LS Nikko, a South Korean smelter, to sell a substantial portion of our anticipated 2013 production of high-value precious metals concentrates. We announced also that sales of silica flux material would continue in 2013 to two Arizona smelters, Freeport McMoRan Miami Inc. and ASARCO LLC.

     On September 19, 2012, we entered into an option agreement with Columbus Silver Corporation (CSC: TSX-V), whereby the Company may acquire the Mogollon Project, Catron County, New Mexico, for deferred payments aggregating $4,500,000. Upon signing of the agreement, Santa Fe paid $100,000, subsequently paid an additional $150,000 upon approval of the agreement by the TSX Venture Exchange and also paid $500,000 that was due by December 31, 2012 under terms of the agreement. In addition, the agreement called for four payments of $937,500 each on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014. In June 2013, the parties agreed to modify the payment schedule to defer remaining payments by six months so that the last payment of $937,500 becomes due June 30, 2015, and also agreed that the payment due December 31, 2013 would be due in two tranches consisting of $50,000 due July 31, 2013 and $887,500 due December 31, 2013. We are current on all payments under the agreement. During the option earn-in period, we will have full access to the property, and among other things will have the right to conduct surface and underground exploration, development and mining activities in preparation for commercial mining.

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

     In August 2012, we raised $1,873,261 under a unit offering to stockholders, with each unit consisting of one share of common stock and one warrant to purchase an additional share of common stock. Each unit was sold at a price of $0.30. Each warrant has an exercise price of $0.40 per share of common stock and is exercisable for a period of three years. The Company issued 6,244,286 shares of common stock and 6,244,286 warrants pursuant to the unit offering. The securities described above were registered on our registration statement on Form S-3. On July 6, August 1 and August 15, 2012, in relation to the unit offering to stockholders, we filed Current Reports on Form 8-K.

Competitive Business Conditions

     Many companies are engaged in the mining, exploration and development of mineral properties. We are at a disadvantage with respect to those competitors whose technical staff and financial resources exceed our own. Our lack of revenues and limited financial resources further hinder our ability to acquire and develop mineral interests.

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

Employees

     We currently have 65 full-time employees, including our executive officers, head office support staff and Lordsburg management and operating personnel. We also engage consultants and independent contractors in connection with financial accounting, construction, and exploration and development of our mining properties.

Office Facilities

     Our corporate offices are located in Albuquerque, New Mexico. We lease offices at 6100 Uptown Blvd NE, Suite 600, Albuquerque, New Mexico 87110, totaling approximately 4,000 square feet. Currently this space is adequate for our needs.

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

     Since our inception in 1991, we have not been profitable. As of June 30, 2013, our total accumulated deficit was approximately $74.3 million. To become profitable, we must identify mineralization and establish reserves, and then either develop properties ourselves or locate and enter into agreements with third party operators. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive significant revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     We ceased mining operations at our Black Canyon mica property in 2002 after unsuccessful attempts to begin profitable operations. We have established only limited probable reserves at our Summit silver-gold property, and have not established proven or probable reserves at our Ortiz gold property, Mogollon gold-silver property or at our Planet micaceous iron property. If we are unable to economically produce silver or gold from our Summit, Mogollon or Ortiz properties, we will be forced to identify and invest substantial sums in one or more additional properties. Such properties may not be available to us on favorable terms or at all. Because of the numerous risks and uncertainties associated with exploration and development of mining properties, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

     We may be unable to raise additional capital on favorable terms, if at all, necessary to refinance our senior secured indebtedness.

     At June 30, 2013, the Company was in arrears on payments totaling approximately $7.2 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.0 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton wherein Waterton agreed to waive any payment defaults under the Credit Agreement. Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement.

     The Company is currently exploring various financing alternatives to refinance or repay the remaining amounts outstanding to Waterton and Sandstorm. To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its Waterton and Sandstorm indebtedness or should any of Waterton or Sandstorm’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

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

     During the last five years, the average annual market price of gold has progressively increased from $872 per ounce to $1669 per ounce, as shown in the table below. Information was obtained from Kitco.com:

Average Annual Market Price of Gold, 2008-2012 (per ounce)
2008	2009	2010	2011	2012
$ 872	$972	$1225	$1572	$1669

     During the last five years, the average annual market price of silver has increased from $14.99 per ounce to $31.15 per ounce, as shown in the table below. Information was obtained from Kitco.com:

Average Annual Market Price of Silver, 2008-2012 (per ounce)
2008	2009	2010	2011	2012
$ 14.99	$14.67	$20.19	$35.12	$31.15

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

     We are highly dependent on nine persons, namely Mr. Pierce Carson, our president and chief executive officer; Mr. Michael Martinez, our chief financial officer and treasurer; Mr. Ryan Carson, our secretary and assistant treasurer; Mr. John White, our vice president of operations; Mr. Erland Anderson, technical manager mining; Mr. Patrick Freeman, senior consultant; Mr. Dennis Dalton, Summit mine manager; Mr. Walter McGinley, Summit mine superintendent; and Mr. Curtis Floyd, vice president Lordsburg milling operations. We rely heavily on these nine individuals for the conduct of our business, and the loss of any of them could significantly and adversely affect our business. In that event, we would be forced to identify and retain a suitable replacement, which we may not be able to accomplish on terms acceptable to us. We have no life insurance on the life of any officer.

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

     Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 92,500 shares per day. As a result, the sale of a significant amount of common stock by selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

     Our executive officers and directors, together with our three largest shareholders, beneficially own approximately 36% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

     Construction of the Banner mill and development of the Summit mine have been the focus of our activities since 2008. In April 2007, we received results of an engineering study that concluded the Summit deposit would form the basis of an economically viable underground mining operation. In December 2007, we arranged financing of $13.5 million by way of a private placement of senior secured convertible debentures. We began construction activities during 2008, including development of the Summit mine and construction of the Banner mill. Ore generated in the process of developing the mine was stockpiled for later processing. Construction of the Banner mill was completed in mid-2009 and construction of the tailings disposal impoundment was completed in early 2010. We commenced processing operations at the Banner mill in April 2010. Trial sales of ore as silica flux material commenced in the second quarter of 2010 and trial sales of precious metals flotation concentrate began in the third quarter of 2010. Mine development is on-going, and during FY ending 2013, 3,320 new feet of drift were constructed for a total of over 15,720 feet of mine openings developed in the Summit mine.

     The Summit mining and processing operation involves underground mining of silver and gold ore from the Summit mine and trucking of the ore 57 miles to the Banner mill site where metallurgical processing takes place. At full production, mining is planned to be carried out at a rate of 10,000 tons per month (120,000 tons per year). At the Banner site, processing is accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals.

     Since start-up in April 2010, the mill has demonstrated the ability to produce a high value gold-silver concentrate that averages around 8 ounces per ton gold and 455 ounces per ton silver. We are marketing this concentrate under sales contracts to a German smelter and a Korean smelter, and are exploring other market options. We also are producing siliceous flux material, involving crushing and screening of Summit ore, and then direct shipping of the resulting beneficiated product to copper smelters for use as smelter converter flux. We sold siliceous flux material to two Arizona smelters in 2012 and are continuing sales to the same smelters during 2013. Sales of siliceous flux material are in addition to sales of concentrate produced at the Banner mill.

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

Summit Property
ARIZONA
NEW MEXICO
DUNCAN
75
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

     In order to maintain our claims in good standing, for our patented mining claims we must pay annual property taxes to Grant and Hidalgo Counties, and for our unpatented mining claims we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Grant and Hidalgo Counties. Annual assessment and recording costs for our unpatented claims total approximately $12,000. We have paid the required assessment fees for the 2013 and 2014 assessment years (September 1, 2012 through August 31, 2014).

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

     The Summit mineralized vein occurs within a wide, structurally controlled zone of hydrothermally altered volcanic rocks. Silver and gold mineralization is epithermal in style and consists of silver sulfides and electrum or native gold along with lesser pyrite, sphalerite and chalcopyrite. Precious metals contents, which are relatively low at the surface, increase significantly with depth for several hundred feet, apparently a reflection of vertical mineral zoning within the deposit. Below 1,000-1,500 feet, the precious metals contents appear to decrease although little deeper drilling was carried out. The main block of mineralized material, which occurs along the footwall of the structure, has been shown by extensive drilling to trend northwesterly about 1,500 feet in strike length and to extend 1,000 feet down dip. The true width of mineralization across the footwall mineralized zone ranges from 6 feet to over 30 feet and averages 10-15 feet.

     Ore Reserve

     Chapman, Wood and Griswold, Inc. (“CWG”), an independent geological engineering firm, carried out studies and reviews of the mineral classification of Summit mineralization. In February 2010, CWG concluded that a portion of the mineralized material in the footwall zone can be classified as a Probable Reserve under the SEC’s Industry Guide 7.

     The Company revised the CWG reserve estimate as of June 30, 2013 by removing the volume of material mined originally estimated from each individual hole used for the original reserve calculation. This method automatically adjusts the grade of the remaining reserve. The remainder of the original CWG mineral reserve as of June 30, 2013 is estimated as follows:

	Probable Reserve (Footwall Zone)

	Tons	Grade (oz/ton)(1)		Contained ounces
		Au	Ag	Au	Ag

Inplace, diluted(2)(3)	532,947	0.147	10.66	78,597	5,683,449
Minable @ 90% extraction	479,652	0.147	10.66	70,738	5,115,104
Ounces in conc. at 80% rec.				56,590	4,092,083

(1)	Assays cut to 0.45 oz Au/t and 45.0 oz Ag/ton
(2)	Diluted with 1.0 foot at grade on each wall. Minimum 6.0-foot horizontal width.
(3)	Cutoff grade 0.16 oz Au equivalent per ton, using a 60:1 gold-silver price ratio and equivalent recoveries for gold and silver.

     Developed Reserves

     By the end of Q2 2013 a reserve was defined by drift levels in the area of the upper main ore block above the 5450 level. This reserve is based upon more than 660 samples collected as development progressed on the 5600, 5550 and 5450 levels. The total reserve is measured at 70,162 tons averaging 0.142 opt Au and 6.26 opt Ag. Of this reserve, 49,656 tons averaging 0.133 opt Au and 5.70 opt Ag were located outside the original reserve limit. Thus the total reserve was increased by 49,656 tons. When added to the remainder of the original CWG reserve, the resulting mineral reserve as of the end of FY 2013 is as follow:

	Tons	Grade (oz/ton)(1)		Contained ounces
		Au	Ag	Au	Ag
Developed	49,656	0.133	5.70	6,604	283,039
Inplace, diluted(2)(3)	532,947	0.147	10.66	78,597	5,683,449
Total Developed and Inplace	582,603	0.146	10.24	85,060	5,965,855
Minable @ 90% extraction	524,343	0.146	10.24	76,554	5,369,270
Ounces in conc. at 80% rec.				61,243	4,295,416

     The added reserves result in a total reserve at the end of fiscal year 2013 that is 98% of the equivalent ounces of gold the mine had at the beginning of the fiscal year. Given a mine production of 12,003 contained equivalent ounces of gold for the fiscal year, mine development during the year replaced 91% of the gold resource that was extracted.

     Mineralized Material

     During the evaluation of the Summit Mine mineral resource base, CWG noted significant quantities of mineralized material that cannot be classified as Reserves, as follows:

		Tons	Grade (oz/ton)
			Au	Ag

1.	Single-hole, isolated blocks within the footwall zone; inplace, diluted.	71,380	0.144	5.44
2.	Mineralization peripheral to the Probable Reserve in the footwall zone; inplace, diluted.	370,000	0.067	4.19
3.	Mineralization in a hanging wall section of the structure; inplace, undiluted at a 5-foot minimum horizontal width.	196,000	0.092	3.80

     CWG stated this mineralized material has the potential to be upgraded to Reserve status following further definition by drilling and/or underground development.

     Project Economic Estimate

     At gold and silver prices of $1,250 and $21.50 respectively, and assuming 75% - 80% metallurgical recovery, Summit revenues over an estimated remaining five-year mine life would total approximately $140 million, and direct operating profit would total approximately $90 million. Direct operating costs are estimated as $93.85 per ton of ore milled or $445 per ounce of gold equivalent produced. The total capital cost to bring the mine into production totaled $28.0 million. The capital cost is inclusive of mine development, mill construction, bonding requirements, and project management and working capital. Actual commercial production was achieved in Q2 of 2012.

     Metallurgical Testing

     Conventional processing including crushing, grinding and milling of Summit ore to produce a bulk sulfide flotation concentrate containing the recoverable precious metals was evaluated and tested at bench scale. Preliminary bench scale flotation tests indicated that a precious metals recovery of 80% with a concentration ratio of 70 to 1 would be reasonably achievable. Operating results to date at the Banner mill reflect relatively low recoveries due to processing of low grade development ore and of oxidized ores. Metallurgical testing and operational adjustments are underway that are anticipated to achieve improved operating results. Currently we are marketing the concentrate to a smelter, but believe that alternatively the concentrate could be treated to produce either a dore or pure gold and silver metal products, or could be marketed to a third-party precious metals processing operation for final extraction of gold and silver.

     Processing for silica flux material requires only crushing and screening of the ore to yield a specified size fraction to meet smelter requirements. After crushing and screening, the crushed material that is not shipped for silica flux is processed through the flotation plant.

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

     Permit No. H1001RE at the Banner mill site is for an “existing mining operation” and authorizes us to conduct mining and reclamation operations according to the conditions stipulated in the permit. We have addressed all proposed mining disturbances under a closeout plan secured by financial assurance. We applied for and received modification and revision of the permit to allow resumption of flotation milling, construction of a tailings impoundment and discharge of tailings. Additional permit modifications are being submitted to expand the tailings facility and provide for dry stacking of tailing material. Dry stacking will enable the possibility of marketing tailings as flux, and will also extend significantly the life of the lined impoundment. We also have other necessary permits, including air quality permits for the Banner mill and Summit mine.

     Development Activities

     In December 2007 we arranged for $13.5 million in capital for project development. We carried out construction activities in 2008 and 2009. Underground mine development is on-going. The Banner mill began processing operations in April 2010. The Summit mine achieved commercial production in Q2 of calendar 2012.

     At the Summit mine, a seven hundred foot 12’ x 13’ decline ramp intersected the predicted mineralized body in February 2009. From that point, two development headings were driven in the main mineralized structure, one an incline to the southeast planned to intersect old workings and to serve as a secondary escape and a source of additional ventilation, and the other a decline to the northwest toward additional mineralized bodies identified in previous drilling. The southeastern heading achieved its objectives in October 2009. The northwestern heading encountered the southern extensions of the predicted mineralized bodies in August 2009. Other level drifts have been developed from the original northwest heading to develop stope panels. Over 12,400 feet of underground development has been accomplished and work is proceeding on several headings. Stope development and test mining of ore bodies has been carried out and an ore panel referred to as the S-1 stope was developed for extraction by blasthole stoping. Blasthole drill levels were driven in this panel at vertical intervals of 50 feet at four elevations, with the objective of beginning blasthole stoping operations and ramping up production to the target production rate of 400 tons per day. Stoping commenced in November of 2011, and the production rate goal was achieved at the mine during Q2 of calendar 2012. The production rate goal was not sustained through 2013 due to mine equipment problems, but development continued. The development resulted in an increase in developed reserves. Assays of mineralized bodies encountered to date show variable silver and gold values, with occasional very high grades encountered, as is to be expected from this style of epithermal mineralization. Mineralized material encountered in mine development activities is segregated at the mine and trucked to the Lordsburg mill site. Development operations are proceeding on the basis of two 10-hour shifts seven days a week. Present operations are focused on accelerating access to higher grade portions of the mineral resource to the northwest and below the current development level.

     At the Banner mill, processing operations commenced in April 2010. Commissioning of the mill proceeded satisfactorily. Sales of ore as silica flux and sales of precious metals flotation concentrates began in 2010. Ramp-up of mill throughput is taking place in conjunction with increased output from the Summit mine. Subject to obtaining additional working capital, the mine should reach targeted production of 10,000 tons per month during the fourth quarter of calendar 2013.

     Operating Results

     Ongoing development has resulted in increased production of mineralized material from the Summit mine. Resulting materials processed through the Banner mill or shipped as smelter flux for fiscal year 2013 (July 2012 through June 2013) totaled 74,134 dry tons averaging 4.55 opt (ounces per ton) Ag and 0.093 opt Au. This represents a 35% increase in production over the previous fiscal year. Approximately 60% of this production was derived from the S-1, S-2 and N-1 stoping areas, and the remainder came from development drifts in the S-1 and N-1 areas.

     Production for the fiscal year ended June 30, 2013 is summarized as follows:

Material Destination	Dry Tons	opt Ag	opt Au

Asarco Smelter (Hayden AZ)	10,307	4.63	0.096
Freeport McMoran Smelter (Miami AZ)	21,367	4.78	0.089
Banner Mill (Lordsburg NM)	42,460	4.42	0.094

Total Production July 2012 thru June 2013	74,134	4.55	0.093

     Total production from inception in 2010 through the fiscal year ended June 30, 2013 is summarized as follows:

Material Destination	Dry Tons	opt Ag	opt Au

Asarco Smelter (Hayden AZ)	27,397	5.44	0.089
Freeport McMoran Smelter (Miami AZ)	36,071	4.68	0.084
Banner Mill (Lordsburg NM)	101,199	4.18	0.080

Total Production July 2010 thru June 2013	164,667	4.50	0.083

     The Banner mill produces a flotation concentrate which during fiscal year 2013 was shipped to the Aurubis smelter in Germany and the L.S. Nikko smelter in Korea. During the fiscal year, 218.1 tons of concentrate were sold to Aurubis with a total payable metal content (after smelter payment deductions) of 1,718 ounces of gold and 99,441 ounces of silver, while 109.7 tons of concentrate were sold to LS Nikko with a total payable metal content of 910 ounces of gold and 46,921 ounces of silver. The total flux shipments to Asarco of 10,204.9 tons yielded 687 ounces of payable gold and 42,318 ounces of payable silver, while flux shipments to Freeport of 21,154.6 tons yielded 1,127 ounces of gold and 83,865 ounces of silver. Combined metal production was 4,442 ounces of payable gold and 272,545 ounces of payable silver.

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

     In December 2005, using historical estimations of mineralized material, we received the results of an independent scoping study for the open pit mining of the Carache and Lucas gold deposits. The study assessed various processing options for development and provided estimations of capital and operating costs for each option. The report concluded that the financial results indicated a favorable gold project employing gravity recovery of gold and contract mining. The report also stated that considerable upside existed in estimations of mineralized material in both contained ounces and grade. We currently have not established proven or probable reserves on the Ortiz gold property.

     We are proceeding with studies necessary to advance the Ortiz project. Work recently completed includes an updated estimation of the tonnage and grade of mineralized material based on previous drilling, and metallurgical testing and design of conceptual open pits for the Carache and Lucas deposits. This work formed the basis for an evaluation of mining and processing options and a recently completed preliminary economic assessment. We also have begun an assessment of permitting and environmental issues, including collection of baseline environmental data, which will be important for any mining development.

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

Figure X.2

Claim Boundary Map

N
Cerrillos
Galisteo
Madrid
Sandoval County
Santa Fe County
T14N
T13N
T12N
R08E
R09E
R07E
Cunningham Hill
Carache Canyon
Lukas Canyon
14
Golden
Ortiz Mine Grant
SANDOVAL CO
BERNALILLO CO
SANTA FE CO
0
1
2
Miles
Farmington
Santa Fe
Ortiz Mine Grant
Albuquerque
Clovis
Roswell
Las Cruces

LOCATION - ORTIZ MINE GRANT

     Mineral Title

     On August 1, 2004, we entered into an option and lease agreement with Ortiz Mines, Inc. (“Ortiz Mines”), a New Mexico corporation, whereby we acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, we relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). We paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. Since February 1, 2006, we have paid annual lease payments, the last payment of $130,000 in January 2013 satisfying the lease payment through January 31, 2014.

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

     On August 31, 2011, the Company filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc., in connection with Ortiz Mines purported termination of the Company’s exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico. On May 22, 2012, the parties settled the litigation between them. The settlement agreement confirmed the continuation of Santa Fe’s exclusive leasehold rights. In connection with the settlement, we agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1,000,000 by May 22, 2013, on work programs in support of project development. We have fulfilled the expenditure commitment of $1,000,000.

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

     Independent Mining Consultants, Inc. (“IMC”), an independent geological engineering firm, was engaged by the LAC-Pegasus Joint Venture to audit estimations of the quantities and grades of in-place mineralized material at the Carache and Lucas deposits and to prepare conceptual open pit mine plans. IMC used indicator kriging as the estimation method. In 1992, IMC estimated the Carache gold deposit to contain mineralized material of 11.8 million tons grading 0.060 ounces of gold per ton. IMC estimated the Lucas gold deposit to contain mineralized material of 7.6 million tons grading 0.043 ounces of gold per ton.

     Under SEC Guideline 7, proven and probable reserves have not been established on the Ortiz deposits. All of the mineralization described above is referred to as “mineralized material.” Mineralized material constitutes a mineralized body that has been delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling to establish continuity and support an estimate of tonnage and average grade of the selected metal. Mineralized material does not include tonnages or grades estimated using geologic inference. A deposit of mineralized material does not qualify as a reserve until a comprehensive evaluation based upon unit costs, grade, recoveries and other factors concludes economic and legal feasibility.

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

     Under SEC Guideline 7, proven and probable reserves have not been established on the Ortiz deposits. All of the mineralization described above is referred to as “mineralized material”. We have not received a feasibility study with regard to our Ortiz property

     Geology and Mineralization

     The Ortiz Mine Grant is underlain by mid-Tertiary monzonite and latite porphyry stocks, plugs, dikes and sills that have intruded Paleozoic to early-Tertiary sedimentary rocks. The intrusive rocks are part of the Ortiz Porphyry Belt, which comprises from north to south, the Cerrillos Hills, the Ortiz Mountains, the San Pedro Mountains, and South Mountain. Structurally, the Grant straddles the Tijeras-Canoncito fault system, a northeast trending zone of fault-bounded horsts and grabens. This fault zone is a segment of a deep-seated crustal break that has been active intermittently since Precambrian time and has provided a zone of weakness for the emplacement of granitic magmas and associated mineralization. Late-stage volcanism resulted in the formation of breccia pipes and zones of intense fracturing that provided access for hydrothermal fluids carrying gold, silver, tungsten, molybdenum and base metals.

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

     Recent Estimates of Mineralization

     In 2012 the Company engaged Independent Mining Consultants, Inc. (IMC) to update previous estimations of mineralization of the Carache and Lucas gold deposits. IMC estimated the mineralized material at Carache as 11.7 million tonnes at a grade of 1.58 grams per ton gold, and the mineralized material at Lucas as 13 million tonnes at a grade of 0.91 grams per ton gold. Metallurgical work on Carache mineralization indicates gravity and flotation recovery would be highly effective for the mineralisation style. The Lukas gold deposit is lower grade, however with a low stripping ratio for open pit mining. Lukas metallurgy also suggests flotation recovery would be effective.

     The estimations of mineralized material above are based on 109,355 m (358,684 ft) of core and reverse circulation drilling.

     Permitting

     In January 2013 we began environmental baseline studies required for applications for operating permits. Mining and processing operations at the Ortiz gold property would require permits from the state and federal governments and also would be subject to county regulations. We have not applied for or obtained such permits, which require the completion of additional technical, environmental and other work. We may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, any timetable and business plan for development and mining of the Ortiz gold property could be adversely affected.

     Work Program

     Over the next 12 months, we plan to continue studies necessary to advance the Ortiz project. We recently completed a preliminary economic assessment including metallurgical testing, design of open pits and estimation of capital and operating costs for development of the Carache and Lucas deposits. We plan to carry out further technical follow-up work. We plan also to continue with baseline environmental surveys. Results from these studies will form the basis for further evaluation of development options. We expect this work to form a sound basis upon which to formulate plans and budgets for advancement of the Carache and Lucas gold deposits.

     We also intend to continue evaluation of the large 66 square mile area under lease for its exploration potential for new discoveries of gold and copper deposits. In this regard, we have commissioned a comprehensive assessment of the geology and exploration potential and will continue to utilize the large quantity of existing geological, geochemical, geophysical and drilling data.

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
Glendale Plant
GLENDALE
10
PHOENIX
0
3
6
12
Miles
N
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

     In order to maintain our claims in good standing, we must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Yavapai and Maricopa Counties. Annual assessment and recording costs total approximately $11,000. We have paid the required fees for the 2013 and 2014 assessment years (September 1, 2013 through August 31, 2014).

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

Figure X.4

Claim Boundary Map

N
Lake Havasu
Bill
Williams
River
MOHAVE COUNTY
Planet Property
LA PAZ COUNTY
CALIFORNIA
ARIZONA
River
Colorado
PARKER
Road
Well
Osborne
95
72
Swansea
Road
BOUSE
0
2
4
8
Miles
FLAGSTAFF
PARKER
GLENDALE
PHOENIX
YUMA
TUCSON

LOCATION - PLANET PROPERTY

     Mineral Title

     The property consists of thirty-one patented mining claims totaling 523 acres, comprising an area 3,600 feet wide by 8,000 feet long. We leased the property, with an option to purchase, in September 2000 from the underlying owner, New Planet Copper Mining Company, for its potential to produce MIO. In 2008, in settlement of a dispute with the owner, we agreed to exercise our option to purchase the property for the purchase price of $250,000. We paid an initial purchase payment of $50,000 in 2008 and payments of principal and interest of $63,094 each in 2009, 2010 and 2011. The final payment of $63,094 was paid in 2012. There also is provision for a 5% royalty to be paid on any future production.

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

Lordsburg Exploration Project

     In June 2010 we commenced an exploration program on our extensive ground holdings in the Lordsburg (Virginia) Mining District, where we control approximately 1,500 acres of prospective ground, the majority of which is comprised of patented mining claims that we own, and the remainder patented and unpatented mining claims that we lease. To date we have completed an aerial mapping survey covering 30 square miles, carried out data compilation, conducted detailed geologic mapping and sampling, conducted a geophysical survey and carried out initial drilling of promising exploration targets. This work has been successful in prioritizing exploration targets for additional testing. Recorded historic production from the Lordsburg Mining District, at today’s metal prices, has exceeded $1.0 billion in copper, gold and silver. The majority of this historic production came from mines on ground that we now control. We are conducting the Lordsburg exploration program pursuant to our long term strategy of finding sources of ore to augment ore from the Summit silver-gold mine, in order to fully utilize the excess capacity of the Banner mill.

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

     A settlement was reached on May 23, 2012 on the federal court litigation between the Company and OMI. The settlement agreement confirms the continuation of Santa Fe’s exclusive lease rights to explore, develop and mine gold, silver, copper and other minerals on 66 square miles of the Ortiz Mine Grant in Santa Fe County, New Mexico. In connection with the settlement, annual lease payments remain unchanged but the Company agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1.0 million by May 22, 2013, on work programs in support of project development. We have fulfilled the expenditure commitment of $1,000,000.

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

Quarter ended	OTCBB
	(U.S. $)
2011	HIGH	LOW
09/30/11	$1.05	$0.77
12/31/11	0.97	0.75

2012	HIGH	LOW
3/31/12	$1.22	$0.88
6/30/12	0.92	0.34
9/30/12	0.42	0.25
12/31/12	0.40	0.26

2013	HIGH	LOW
3/31/13	$0.41	$0.23
6/30/13	0.28	0.12

     We were delinquent in the filing of our financial statements for the year ended June 30, 2003, and consequently the Securities Commissions of Ontario and British Columbia issued cease trade orders for trading of our common stock by Canadian residents, which cease trade orders are still in effect. We believe that less than 2% of our common stock is recorded as held by Canadian residents as of September 30, 2013. We are attempting to bring the Company in compliance with filing requirements on the Canadian SEDAR system and to have the cease trade orders revoked.

Holders of Common Equity

     As of September 20, 2013, there were 117,599,598 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $0.16 and $0.15, respectively, and we had approximately 758 holders of record of our common stock.

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

     The following graph compares the performance of Santa Fe Gold Corporation with the performance of the S&P BMI Gold & Precious Metal Index, and a Peer Group of production stage companies with comparable market capitalizations. The graph represents monthly index levels derived from compounded daily returns that include all dividends. The indexes are re-weighted daily, using the market capitalization on the previous trading day. The index level for all series was set to $100.00 on June 30, 2008.

Comparison of Five Year Cumulative Total Returns
Performance Graph for
Santa Fe Gold Corp

Recent Sales of Unregistered Securities

     In October 2012, we completed private placements of two convertible debentures aggregating A$3.9 million, with proceeds received of US$3,985,000, and in July 2013 received a commitment for A$2.0 million pursuant to an additional convertible debenture. As of September 20, 2013 we have received advances totaling US$1,250,000 from the July 2013 commitment.

     In January 2012, we completed a private placement of our common stock for net proceeds of $700,000. In connection with the private placement we issued 700,000 shares of common stock and 350,000 five-year warrants giving the holder the right to purchase common stock at $1.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data sets forth our summary historical financial data as of and for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	2013	2012	2011	2010	2009
Operating Data:
Net loss from operations	$(7,782,180)	$(4,644,171)	$(2,910,555)	$(3,281,141)	$(3,620,726)
Other income (loss)	(2,590,239)	424,490	(1,706,538)	2,071,787	(1,914,870)
Net income (loss)	(10,372,419)	(4,219,681)	(4,617,093)	(1,209,354)	(5,535,596)
Basic & diluted income (loss) per share	$(0.09)	$(0.04)	$(0.05)	$(0.01)	$(0.07)
Diluted income per share	$--	$--	$--	$--	$--
Weighted average shares - basic	116,750,573	101,959,367	93,249,081	87,639,127	76,989,929
Weighted average shares - diluted	116,750,573	101,959,367	93,249,081	87,639,127	76,989,929

Balance Sheet Data:
Cash and cash equivalents	$115,094	$614,385	$172,531	$5,540,130	$509,846
Total current assets	1,087,482	4,386,484	2,955,038	5,807,338	660,097
Property and equipment, net	21,726,196	24,139,166	13,104,215	3,790,215	3,848,292
Other assets & mineral properties	3,140,403	3,136,314	11,158,137	17,803,281	12,262,914
Total assets	$25,954,081	$31,661,964	$27,217,390	$27,400,834	$16,771,303

Current liabilities	$18,397,628	$19,508,840	$16,069,339	$11,213,275	$4,512,400
Long-term obligations	4,449,248	1,099,589	11,685,501	14,249,216	15,144,800
Shareholders’ equity (deficit)	3,107,205	11,053,535	(537,450)	1,938,343	(2,885,897)
Total liabilities and shareholders’ equity (deficit)	$25,954,081	$31,661,964	$27,217,390	$27,400,834	$16,771,303

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

Overview

     During our current fiscal year ended June 30, 2013, we generated sales of $14,571,973 and incurred a net loss of $10,372,419. For our fiscal year ended June 30, 2012, we generated sales of $9,762,054 and incurred a net loss of $4,219,681. Our operations generated sales of $5,905,640 and a net loss of $4,617,093 for our fiscal year ended June 30, 2011. Prior to our fiscal year 2011, we had received no substantial revenue from the production of gold or other metals since our inception, and historically relied on equity and debt financings to finance our ongoing operations.

     In order to fund operations in the fiscal years ended June 30, 2013, 2012 and 2011, we relied on proceeds from the sale of gold and silver products aggregating $30,238,267, proceeds received under a senior secured bridge loan of $5,000,000, a subsequent senior secured note for $10,000,000 with a portion of the proceeds used to retire the $5,000,000 bridge loan, private placement of two convertible debentures aggregating $3,985,000, registered direct sales of stock pursuant to an S-3 registration of $4,373,261, private placement sales of stock of $700,000, proceeds from the exercise of warrants of $75,000, proceeds received from notes payable equipment financing of $790,035, financing of insurance premiums of $213,264 and equipment net sales proceeds of $25,000.

     On September 6, 2011, we entered into a memorandum of understanding with Columbus Silver pursuant to which we conditionally agreed to acquire Columbus Silver’s outstanding common stock for a cash amount of C$0.20 per share in a transaction valued at C$9,977,285. Until closing of the transaction, Santa Fe agreed to provide bridge financing to Columbus Silver to fund leasehold payments and for working capital, which through the end of June 2012 totaled $827,716 in advances and $200,000 in the form of a note receivable. The proposed transaction was subject to conditions that were not met and consequently the agreement expired on May 31, 2012 and the transaction did not consummate. The advances and note receivable, including accrued interest, were written-off as of June 30, 2012.

     The results of operations for the fiscal years ended June 30, 2013, 2012 and 2011 reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. We expect results of operations in fiscal 2014 to reflect improved performance of the Summit mine. However, there is significant uncertainty in our Summit estimates of both future costs and future revenues, and we require additional capital resources to complete our plans.

     We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations. While we have no current plans or arrangements for this additional capital requirement, we anticipate that we will be seeking additional equity financings in the future.

     We anticipate a need for at least $22.5 million over the next 12 months, and $48.0 million over the next 36 months in order to satisfy past commitments and notes, pay corporate overhead costs, complete Summit development, and fund acquisitions, feasibility studies and exploration programs as discussed under the Liquidity and Capital Resources section of this report. A portion of the required funding may be generated from cash flows from our Summit mine. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding on a basis acceptable to us can be secured.

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

     We have a total accumulated deficit of $74,338,643 at June 30, 2013. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

Liquidity and Capital Resources; Plan of Operation

     As of June 30, 2013, we had cash and cash equivalents of $115,094 as compared to $614,385 at June 30, 2012. As of June 30, 2013, we had a working capital deficit of $17,310,146.

     At June 30, 2013, the Company was in arrears on payments totaling approximately $7.2 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.0 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables under the Letter is $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable has been reduced by $116,693 and the principal portion of the note has been reduced by $768,263, while the remaining $168,643 has been recorded as financing costs in interest expense at June 30, 2013.

     The Company is currently exploring various financing alternatives to refinance or repay the remaining amounts outstanding to Waterton and Sandstorm. To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its Waterton and Sandstorm indebtedness or should any of Waterton or Sandstorm’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

     On February 6, 2013, we announced a sales contract with LS Nikko, a South Korean smelter, to sell a substantial portion of our anticipated 2013 production of high-value precious metals concentrates. We announced also that sales of silica flux material would continue in 2013 to two Arizona smelters, Freeport McMoRan Miami Inc. and ASARCO LLC.

     In October 2012, connection with the proposed merger transaction with IGS and in accordance with the Agreement, we received proceeds of US$3,985,000 by way of convertible notes totaling A$3.9 million secured by the Company’s interest in its rights to the Mogollon property option.

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

     In June 2012, we raised $500,000 under an equity line of credit arrangement with Glengrove Small Cap Value, Ltd. (“Glengrove”). We issued 1,476,988 shares of common stock pursuant to the raising, at an average price per share of approximately $0.34. Under a purchase agreement, Glengrove is committed to purchase from us from time to time, at our sole discretion and at threshold prices we set, subject to certain limitations, up to $15.0 million worth of our common stock over a 24-month term. The per share purchase price for the shares sold to Glengrove on any particular trading day during any 10-day pricing period will equal the daily volume weighted average price of the Company’s common stock for that day, less a discount ranging from 5.0% to 5.5%. In consideration for Glengrove’s entering into the purchase agreement, we issued to Glengrove 666,666 shares of our common stock. The securities described above have been registered on our registration statement on Form S-3.

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

     In December 2011, we secured a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”) for two $10.0 million tranches and a $5.0 million revolving working capital facility. At that time, we closed the first $10.0 million tranche of the Credit Agreement. The second $10.0 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver Corporation which did not occur, and consequently the second tranche was not drawn down. The Credit Agreement provides for a 9% coupon, and the initial tranche, amortizes over a 12-month term with the first payment due July 31, 2012. We received net proceeds of $4,125,000 after retiring the $5.0 million senior secured 15% bridge loan and deducting commitment and transaction fees. We used the net proceeds for working capital for the Summit silver-gold project.

     In connection with the Credit Agreement, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell to Waterton a portion of the gold and silver produced from the Summit mine. The senior obligations are secured by a first priority lien on the stock of Santa Fe’s subsidiaries and by liens covering substantially all of the Company’s assets with the exception of the Ortiz gold project.

     On December 23, 2011, we issued 13,500,000 shares of common stock in connection with the conversion of the Company’s senior secured convertible debentures totaling $13.5 million, at a conversion price of $1.00 per share. No cash was received upon conversion of the debentures.

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

     On September 11, 2009, we entered into a definitive gold sale agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to sell a portion of the life-of-mine gold production (but not silver production) from our Summit silver-gold mine. Under the agreement we received an upfront cash deposit of $4.0 million, plus we receive ongoing production payments equal to the lesser of $400 per ounce or the prevailing market price, for each ounce of gold delivered pursuant to the agreement for the life of the mine. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. We have received partial credit against the $4.0 million upfront cash deposit for the difference between the market price and $400 per ounce for those gold deliveries which have occurred. These credits were recognized as financing costs, while the concurrent ongoing production payments received for gold delivered pursuant to the agreement have offset such financing costs. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, we may be required to return to Sandstorm the upfront cash deposit of $4.0 million less a credit for gold delivered up to the date of that event, which is determined using the difference between the market price and $400 per ounce for gold deliveries where the prevailing market price exceeded $400 per ounce.

     The Company entered into Amendment 1 for the Gold Stream Agreement on March 29, 2011. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. The completion guarantee test performs a calculation based upon that percentage of underproduction of gold produced relative to the amount of gold planned to have been produced as set out in the agreement. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above the original agreement. Under the terms of the amendment the delivery of the additional gold was to be made prior to June 30, 2011.

     The Company entered into Amendment 2 for the Gold Stream Agreement on June 28, 2011. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an expense to financing costs and an accrued liability of $773,850 based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter ended September 30, 2011 as Financing costs - commodity supply agreements.

     At June 30, 2012 in accordance with the extension of time provided by Amendment 1 of the Gold Stream Agreement with Sandstorm, the Company calculated the completion guarantee payable for failure to meet minimum production rates. Based upon the provisions of the agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at June 30, 2013 and June 30, 2012 and are reported as a completion guarantee payable.

     At June 30, 2013, we have an accumulated deficit of $74,338,643. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our primary source of operating funds provided during our fiscal year 2013 was from the sales of our gold and silver products aggregating $14,571,973, debt financings, and from the sale of equity. We anticipate that our operations through fiscal 2014 will be funded from increased revenues at our Summit project, from debt financings and from the sale of equity. Additional funding may come from exercise of certain options and warrants and/or through strategic alliances or joint ventures. While we believe we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are not successful, operations and liquidity may be adversely impacted. In the event that we are unable to obtain additional required capital, we may be forced to reduce our exploration and operating expenditures or to cease future development operations altogether.

     Important elements of the Company’s plan include continued procurement of interim funding to provide for deployment of operations on our various property sites, and final stage development of our Summit property and the commencement of profitable production. During fiscal years 2007-2013, we secured a substantial portion of the funding necessary to place our Summit property into production. If we are able to secure additional required financing on acceptable terms, we believe we will be in a position to further advance our business plan.

     We are continuing to seek funding to advance our business plan and strategies. We require funds to meet our corporate commitments, to complete Summit development, to continue feasibility studies on our mineral properties and to initiate exploration programs. A portion of the funds required may be generated from our Summit mine. We project the need for a minimum of $22.5 million over the next 12 months, and $48.0 million over the next 36 months, estimated as follows:

	Next 12 Months	Next 36 Months
Completion of Summit development	$3,000,000	$4,000,000
Exploration programs and feasibility studies	2,000,000	5,000,000
Development of projects	2,000,000	10,000,000
Corporate overhead and related expenses	1,000,000	4,000,000
General working capital	7,000,000	10,000,000
Debt service	7,500,000	15,000,000
Total funding requirements	$22,500,000	$48,000,000

     This projection assumes that we will be able to service our outstanding debt and lease commitments whereby interest, principal and lease payments will be paid from future project revenues, are refinanced or are paid with equity financial instruments.

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

Results of Operations

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Sales, net

     Sales increased to $14,571,973 in fiscal year 2013 from $9,762,054 in fiscal year 2012, an increase of $4,809,919, or 49%. During the year ended June 30, 2013, we generated $8,086,183 and $6,485,790 in concentrate and flux sales, respectively, net of treatment charges, compared to $4,597,557 and $5,164,497 for the year ended June 30, 2012. Sales were up significantly as the increase in the number of tons processed and a corresponding increase in payable metals sold for the current year mitigated a decrease in production due to equipment issues during the second half of the current fiscal year and decreasing metal prices in the fourth quarter of the current fiscal year.

Costs applicable to sales

     During the year ended June 30, 2013, costs applicable to sales totaled $12,185,244 as compared to $6,274,033 for the same comparable period in 2012. The increases for the period correspond directly with the increases in production over the same periods. Additionally mine development costs incurred prior to the commencement of commercial production in April 2012 were previously required to be capitalized but are currently recognized in costs applicable to sales. The recognition of these mining costs into production is a significant contributing factor to the increase for our current fiscal year.

Exploration and Mine Related Costs

     Exploration and mine related costs were $2,012,785 for the year ended June 30, 2013 as compared to $371,584 the same comparable period in 2012. The increase $1,641,201, is mainly comprised of an increase in expenditures on the Ortiz project of approximately $1,190,000 and driven by the expenditure requirements of the settlement agreement with Ortiz Mines. Additionally, increases of approximately $395,000 at the Lordsburg Mining District and Summit mine, and another $55,000 for Mogollon, were expended during the year ended June 30, 2013, as compared to the same comparable periods in 2012.

General and Administrative

     General and administrative expenses increased to $3,998,392 for the year ended June 30, 2013, from $3,710,921 for the comparative year ended June 30, 2012, an increase of $287,471. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The increase is attributable mainly to stock-based compensation to employees and outside parties of approximately $588,000, in addition to increases in audit fees and consulting fees of approximately $150,000. The increase was partially offset by decreases in legal fees, investor relations and director fees of approximately $167,000, $422,000, and $29,000, respectively.

Stock-Based Compensation

     Stock-based compensation included in General and Administrative in fiscal year 2013 increased to $1,514,852 from $926,727 in fiscal year 2012. The increase is primarily driven by the issuance of warrants to outside parties for investment banking services.

Depreciation and Amortization

     Depreciation and amortization expense increased to $4,149,034 for the year ended June 30, 2013, as compared to $4,039,875 for the year ended June 30, 2012. The increase is attributable primarily to the addition of new equipment during the current fiscal year.

Other Income and (Expenses)

     Other income and (expenses) for the year ended June 30, 2013, was $(2,590,239), as compared to $424,490 as compared to the year ended June 30, 2012, The increase in expense of $3,014,729 is mainly comprised of the following components: decreased income recognized on derivative instrument liabilities of approximately $4,951,000; reduced expense recognized on accretion of notes payable discounts of approximately $1,050,000; increases in financing costs related to the commodity supply agreements totaling approximately $299,000; a increase in interest expense of approximately $505,000; a decrease in other expense of approximately $1,246,000 related to the write-off of costs associated with the Columbus Silver acquisition; and an increase in foreign currency translation gain of approximately $440,000 related to fair-market value adjustments to the IGS convertible notes and corresponding accrued interest. Further information regarding the changes in the various components of Other Income and (Expenses) is discussed in the categories below.

Gain (Loss) on Derivative Financial Instruments

     For the year ended June 30, 2013, gain on derivative financial instruments totaled $1,617,987 as compared to $6,568,533 for the year ended June 30, 2012. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Accretion of Discounts on Notes Payable

     For the year ended June 30, 2013, accretion of discounts on notes payable totaled $21,918 as compared to $1,066,843 for the year ended June 30, 2012. The large decrease in accretion of discounts on notes payable for the current period of measurement is the result of retiring the Sulane convertible notes via conversion to equity along with the retirement of the Victory Park bridge note, each the result of the completion of the Waterton financing transaction in December 2011.

Financing costs – Commodity Supply Agreements

     For the year ended June 30, 2013, financing costs – commodity supply agreements totaled $2,008,730 as compared to $1,709,472 for the year ended June 30, 2012. The commodity supply agreements require the delivery of refined precious metals relating directly to production. The increase in costs is directly related to the increase in production and the number of corresponding ounces outstanding under the commodity supply agreements with Sandstorm and Waterton.

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

Production Statistics, Sales Statistics, and Cash Costs

     Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the year ended June 30, 2013. An information summary prior to the current fiscal year is not presented as we did not achieve commercial production until the last quarter of fiscal 2012. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter; whereas payable metals represents the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

PRODUCTION STATISTICS
12 Months
Ended June
30, 2013

Production Summary
Tons Processed
74,134
Tons Processed per Day
286

Grade
Average Gold Grade(oz./ton)
0.092
Average Silver Grade(oz./ton)
4.540

Contained Metals
Gold (Oz.'s)
6,852
Silver (Oz's.)
336,560

SALES STATISTICS
12 Months
Ended June
30, 2013
Average metal prices - Realized
Gold (Oz's.)	$1,518
Silver (Oz's.)	$29

Payable metals sold

Gold (Oz.'s)	4,442

Silver (Oz's.)	272,545

Gold equivalent ounces sold

Gold Ounces	4,442
Gold Equivalent Ounces from Silver	5,097

Total Gold Equivalent Ounces	9,539

Sales (in thousands):
Gross before provisional pricing	$15,502

Provisional pricing mark-to-market	(331)

Gross after provisional pricing	15,171
Treatment and refining charges	(647)
Net Revenues	$14,524

Average realized price per gold equivalent ounce:
Gross before adjustments	$1,625
Provisional pricing mark-to-market	(35)
Gross after provisional pricing	1,590
Treatment and refining charges	(68)
Net realized price per gold equivalent ounce	$1,522

Total Cash Cost per Gold Equivalent Ounce Sold

     We utilize total cash cost (including royalties and resource taxes) per gold equivalent ounce sold, calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period. Total cash costs are calculated using cost of sales, plus treatment and refining charges (which are netted against revenues). Total cash costs are divided by gold equivalent ounces sold (gold sold, plus gold equivalent ounces of silver sold converted to gold using our realized gold price to silver price ratio) to arrive at total cash cost per gold equivalent ounce sold.

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

     We have reconciled operating cash cost per gold equivalent ounce sold and total cash cost per gold equivalent ounce sold to reported U.S. GAAP measures in the table below. The most comparable financial measures to our operating cash cost and total cash cost is costs applicable to sales calculated in accordance with U.S. GAAP. Costs applicable to sales are obtained from the audited consolidated statements of operations.

     We anticipate that our total cash cost per gold equivalent ounce will decrease significantly once we begin mining the high grade portion of the ore body in the second half of calendar 2013. The higher grades will result in a greater number of ounces produced relative to the costs incurred for the quantity of tons mined.

CASH COST STATISTICS
12 Months
Ended June
30, 2013

Total Gold Equivalent Ounces Sold	9,539

Costs applicable to sales	$12,185,244
Treatment & Refining Charges	$647,413
Royalties	$(766,079)
Resource Taxes	$(145,259)
Total Operating Cash Costs	$11,921,319

Operating Cash Cost per Gold Equivalent Ounce Sold	$1,250

Operating Cash Costs	$11,921,319
Royalties	$766,079
Resource Taxes	$145,259
Total Cash Costs	$12,832,657

Total Cash Cost per Gold Equivalent Ounce Sold	$1,345

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

     Sales, Net

     Sales increased to $9,762,054 in fiscal year 2012 from $5,904,640 in fiscal year 2011, a 65% increase of $3,857,414. The increase in sales is due to the continued ramp up of the Summit Project and the achievement of commercial production in April 2012. Concentrate sales for fiscal year 2012, were $4,597,557, as compared to $3,907,364 for fiscal year 2011, an increase of $690,193, while flux material sales were $5,164,497 for fiscal year 2012, as compared to $1,997,276 for fiscal year 2011, an increase of $3,167,221.

     Costs Applicable to Sales

     Costs applicable to sales generated during fiscal year 2012 were $6,274,033, compared to $3,180,105 for fiscal year 2011, an increase of $3,093,928. The change for concentrate and flux costs is comprised primarily of two factors. Approximately $875,000 is related to the increase in tonnage produced during fiscal 2012 resulting from the continued ramp up of the Summit Project. Additionally beginning in fourth quarter of fiscal 2012 with the achievement of commercial production, approximately $1,975,000 of mining costs were recognized in costs applicable to sales. Previously, mining costs related to extracting the ore were capitalized into mine development until such time as commercial production was achieved.

     Exploration

     Exploration and mine and mill start up costs increased in fiscal year 2012 to $371,584 from $309,399 in fiscal year 2011. The increase of $62,185 is attributable to the Summit and Ortiz projects.

     General and Administrative

     General and administrative expenses increased to $3,710,921 in fiscal year 2012, from $3,002,955 for fiscal year 2011, an increase of $707,966. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The increases are largely the result of costs incurred for legal fees related to securing multiple financing transactions including equity placements and two senior secured loans, the terminated Columbus Silver acquisition, and the settled Ortiz Project litigation. Additionally, increases in investor relations and a loss recognized on the disposal of equipment contributed to the change.

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

     Depreciation and Amortization

     Depreciation and amortization during the current fiscal year 2012 increased to $4,039,875 as compared to $2,322,736 for the comparable fiscal year 2011, an increase of $1,717,139. Components of the increase relate to equipment placed into service for the Summit Project; and the amortization of capitalized mine development costs of approximately $1,500,000 as the mine was placed into commercial production in fiscal year 2012.

     Other Income and (Expenses)

     Other income and (expenses) for fiscal year 2012 were $424,490 as compared to $(1,706,538) for fiscal 2011, an increase of $2,131,028. The increase in other income in the current fiscal year is attributable to an increased gain recognized on derivative instrument liabilities of approximately $4,900,000 and a decrease in accretion of notes payable discounts of approximately $210,000. These gains are offset by the write-off of the Columbus Silver acquisition costs of approximately $1,245,000. Additional offsetting expenses include increases of interest expense, including financing transaction costs, of approximately $1,300,000 primarily related to two senior secured loan transactions closed during the current year; and financing costs related to commodity supply agreements of approximately $450,000.

     Gain (loss) on Derivative Financial Instruments

     We recognized a non-cash gain on derivative instruments liabilities of $6,568,533 for fiscal year 2012, as compared to a gain of $1,652,961 for the prior fiscal comparable year 2011, an increase of approximately $4,900,000. The non-cash gain arose from adjustments to record the derivative financial instruments at fair value. The derivative financial instruments arose in connection with senior secured convertible notes and warrants issued in connection with debt and equity placements. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash flow or fair-value risks. The increase in the derivative gain in fiscal 2012 is mainly attributable to changes in the market price of our common stock, which is a component of the calculation model, and to the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of these derivatives. Because Black-Scholes uses the Company’s stock price, changes in the stock price will result in volatility in the earnings in future periods as the Company continues to reflect the derivative financial instruments at fair values.

     Financing costs – Commodity Supply Agreements

     For the year ended June 30, 2012, financing costs – commodity supply agreements totaled $1,709,472 as compared to $1,260,257 for the year ended June 30, 2011. The commodity supply agreements require the delivery of refined precious metals relating directly to production. The increase in costs of approximately $450,000 is directly related to the increase in production and the number of corresponding ounces outstanding under the commodity supply agreements with Sandstorm and Waterton.

Off-Balance Sheet Arrangements

     As of and subsequent to June 30, 2013, we have no off-balance sheet arrangements.

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

     Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. We believe our most critical accounting policies relate to asset retirement obligations, derivative instruments, estimates utilized, impairment of assets, revenue recognition, accounts receivable, depreciation of equipment and mine development costs, and stock-based compensation.

     Reclamation Costs

     Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. At June 30, 2013, the Company had a reclamation obligation totaling $167,746.

     As of June 30, 2013, we maintained restricted assets of $230,716 held on deposit on behalf of the New Mexico Energy, Minerals and Natural Resources Department associated with reclamation costs for the Summit property. These amounts are held until all conditions of the reclamation agreement have been fulfilled. We have completed all required reclamation for our Black Canyon project and all associated restricted assets aggregating $178,658 have been released to the Company

     Derivative Instruments

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

     Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation and amortization, accruals, derivative instrument liabilities, taxes and contingencies, asset retirement obligations, revenue recognition, accounts receivable, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

     Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. As of June 30, 2013, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

     The Company accounts for share based on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited. The compensation cost is recognized over the expected vesting period.

     Recent Accounting Pronouncements

     In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under GAAP that provide additional detail about those amounts. ASU No. 2013-02 will become effective for the Company in the first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

     In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

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

Interest Rate Risk

     We had $11.5 million and $11.4 million of indebtedness under our credit facilities at June 30, 2013 and 2012, respectively. The annual interest rates on our credit facilities are 9.0% on $10,000,000 for our senior secured notes payable, 10.0% on $450,000 for our senior subordinated convertible notes and 6% on our A$3,900,000 convertible notes. Interest rates other notes payable range from 4.7% to 10.0%. Additionally, we do not have any investment in debt instruments other than highly liquid cash equivalents. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

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

Commodity Price Risk

     We currently are not at full capacity production but expect increased production and corresponding quantities of gold and silver for sale in our fiscal year 2014. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and 2012 and for the Years Ended
June 30, 2013, 2012 and 2011

SANTA FE GOLD CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Santa Fe Gold Corporation
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corporation as of June 30, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years then ended. Santa Fe Gold Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corporation as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
September 30, 2013

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

     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective at a reasonable assurance level as of June 30, 2013.

Date: September 30, 2013
By: /s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President
and Director

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$115,094	$614,385
Accounts receivable	273,797	2,442,399
Inventory	241,214	951,458
Marketable securities	-	48,776
Prepaid expenses and other current assets	457,377	329,466
Total Current Assets	1,087,482	4,386,484
MINERAL PROPERTIES	599,897	579,000
PROPERTY, EQUIPMENT AND MINE DEVELOPMENT, net	21,726,196	24,139,166
OTHER ASSETS:
Idle equipment, net	1,223,528	1,223,528
Restricted cash	231,716	231,716
Mogollon option costs	761,914	-
Deferred financing costs, net	323,348	1,102,070
Total Other Assets	2,540,506	2,557,314
Total Assets	$25,954,081	$31,661,964

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,748,549	$2,199,026
Accrued liabilities	4,606,409	2,505,785
Derivative instrument liabilities	496,920	1,026,765
Current portion, notes payable	7,185,877	9,931,468
Current portion, Senior subordinated convertible notes payable, net of discount of $-0- and $5,564, respectively	-	444,436
Current portion, capital leases	-	41,487
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	18,397,628	19,508,840
LONG TERM LIABILITIES:
Convertible notes payable, net of discount of $60,482 and $-0-, respectively	3,951,310	-
Notes payable, net of current portion	330,192	936,996
Capital leases, net of current portion	-	3,545
Asset retirement obligation	167,746	159,048
Total Liabilities	22,846,876	20,608,429
STOCKHOLDERS' EQUITY:
Common stock, $.002 par value, 300,000,000 shares authorized; 117,599,598 and 111,143,684 shares issued and outstanding, respectively	235,199	222,287
Additional paid in capital	77,210,649	74,846,754
Accumulated (deficit)	(74,338,643)	(63,966,224)
Accumulated other comprehensive (loss)	-	(49,282)
Total Stockholders' Equity	3,107,205	11,053,535
Total Liabilities and Equity	$25,954,081	$31,661,964

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended June 30,
	2013	2012	2011

SALES, Net	$14,571,973	$9,762,054	$5,904,640

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	12,185,244	6,274,033	3,180,105
Exploration and mine related costs	2,012,785	371,584	309,399
General and administrative	3,998,392	3,710,921	3,002,955
Depreciation and amortization	4,149,034	4,039,875	2,322,736
Accretion of asset retirement obligation	8,698	9,812	-
	22,354,153	14,406,225	8,815,195

LOSS FROM OPERATIONS	(7,782,180)	(4,644,171)	(2,910,555)

OTHER INCOME (EXPENSE):
Interest income	-	9,108	11,645
Foreign currency translation	440,449	-	-
Miscellaneous income	23,608	5,328	-
Other expense	-	(1,245,694)	-
Gain on derivative instrument liabilities	1,617,987	6,568,533	1,652,961
Accretion of discounts on notes payable	(21,918)	(1,066,843)	(1,275,811)
Financing costs - commodity supply agreements	(2,008,730)	(1,709,472)	(1,260,257)
Interest expense	(2,641,635)	(2,136,470)	(835,076)
	(2,590,239)	424,490	(1,706,538)

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,372,419)	(4,219,681)	(4,617,093)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(10,372,419)	(4,219,681)	(4,617,093)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	-	(48,484)	(798)

NET COMPREHENSIVE LOSS	$(10,372,419)	$(4,268,165)	$(4,617,891)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.09)	$(0.04)	$(0.05)

Weighted Average Common Shares Outstanding: Basic and diluted	116,750,573	101,959,367	93,249,081

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total
Balance, June 30, 2010	93,059,568	$184,590	$56,883,203	$(55,129,450)	$-	$1,938,343
Shares issued for services	17,500	35	16,515	-	-	16,550
Issuance of vested stock grants	-	180	(180)	-	-	-
Cancellation of non-vested stock grants	(100,000)	-	-	-	-	-
Shares issued in private placement	1,666,668	3,333	1,996,668	-	-	2,000,001
Private placement fees	-	-	(136,000)	-	-	(136,000)
Private placement proceeds allocated to warrant derivative	-	-	(731,984)	-	-	(731,984)
Cashless exercise of options	100,676	203	(203)	-	-	-
Costs associated with options vesting	-	-	534,191	-	-	534,191
Deferred stock compensation	-	-	459,340	-	-	459,340
Mark to market on securities	-	-	-	-	(798)	(798)
Net loss	-	-	-	(4,617,093)	-	(4,617,093)

Balance, June 30, 2011	94,744,412	188,341	59,021,550	(59,746,543)	(798)	(537,450)
Shares issued for services	716,666	1,433	346,567	-	-	348,000
Conversion of convertible notes payable	13,500,000	27,000	13,405,424	-	-	13,432,424
Shares issued in private placement	700,000	1,400	526,050	-	-	527,450
Warrants issued in private placement	-	-	172,550	-	-	172,550
Shares sold under equity line	1,476,988	2,954	526,087	-	-	529,041
Equity line fees	-	-	(29,041)		-	(29,041)
Cashless exercise of options	5,618	11	(11)	-	-	-
Costs associated with options vesting	-	-	562,194	-	-	562,194
Costs associated with warrants vesting	-	-	220,564	-	-	220,564
Deferred stock compensation	-	-	95,968	-	-	95,968
Mark to market on securities	-	-	-	-	(48,484)	(48,484)
Issuance of vested stock grants	-	1,148	(1,148)	-	-	-
Net loss	-	-	-	(4,219,681)	-	(4,219,681)
Balance, June 30, 2012	111,143,684	$222,287	$74,846,754	$(63,966,224)	$(49,282)	$11,053,535

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total
Shares issued for services	150,000	300	38,700			39,000
Shares issued in private placement	6,244,286	12,489	1,860,772			1,873,261
Cashless exercise of warrants	61,628	123	22,378			22,501
Warrants allocated to derivative liability	-	-	(1,033,807)			(1,033,807)
Costs associated with options vesting	-	-	510,522			510,522
Costs associated with warrants vesting	-	-	965,330			965,330
Addition to deferred stock compensation	-	-	(39,000)			(39,000)
Recognized deferred stock compensation	-	-	39,000			39,000
Mark to market on securities	-	-	-		(36,862)	(36,862)
Columbus Silver - disposition of securities					86,144	86,144
Net (loss)	-	-	-	(10,372,419)	-	(10,372,419)
Balance, June 30, 2013	117,599,598	$235,199	$77,210,649	$(74,338,643)	$-	$3,107,205

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,372,419)	$(4,219,681)	$(4,617,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,149,034	4,039,875	2,322,736
Stock-based compensation	1,514,852	926,727	1,010,081
Accretion of discount on notes payable	21,918	1,066,843	1,275,811
Accretion of asset retirement obligation	8,698	9,812	-
Write-off note receivable	-	210,889	-
(Gain) on derivative instrument liabilities	(1,617,987)	(6,568,533)	(1,652,961)
Loss on disposal of assets	-	152,587	-
Loss on disposition of marketable securities	86,144	-	-
Amortization of deferred financing costs	778,722	882,629	98,317
Foreign currency translation	(440,449)	-	-
Net change in operating assets and liabilities:
Accounts receivable	2,168,602	(211,794)	(2,230,605)
Inventory	710,244	(775,880)	(175,578)
Prepaid expenses and other current assets	(127,911)	54,719	(11,856)
Mogollon option costs	(750,000)	-	-
Accounts payable and accrued liabilities	2,667,388	1,382,044	2,523,580
Sandstorm upfront deposit	-	(755,442)	(388,734)
Completion guarantee payable	-	504,049	-
Net Cash Used in Operating Activities	(1,203,164)	(3,301,156)	(1,846,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease to restricted cash	-	178,658	-
Proceeds from disposal of assets	-	25,000	-
Purchase of marketable securities	-	-	(98,058)
Notes receivable	-	(7,467)	(203,422)
Additions of property, equipment and mine development	(1,756,961)	(1,826,306)	(1,156,276)
Construction in progress	-	(4,208,960)	(3,665,034)
Net Cash Used in Investing Activities	(1,756,961)	(5,839,075)	(5,122,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,873,261	1,200,000	2,000,001
Proceeds from notes payable	136,058	15,000,000	77,306
Proceeds from convertible notes payable	3,985,000	-	-
Payments of private placement fees	-	-	(136,000)
Payments on notes payable	(3,488,453)	(5,164,034)	(201,701)
Payments on capital leases	(45,032)	(83,881)	(138,113)
Payments of financing costs	-	(1,370,000)	-
Net Cash Provided by Financing Activities	2,460,834	9,582,085	1,601,493
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(499,291)	441,854	(5,367,599)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	614,385	172,531	5,540,130
CASH AND CASH EQUIVALENTS, END OF YEAR	$115,094	$614,385	$172,531

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended June 30,
	2013	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$797,237	$1,482,441	$799,354
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for cashless exercise of warrants	$22,501	$-	$-
Stock issued for cashless exercise of options	$-	$11	$203
Stock issued for conversion of convertible notes payable	$-	$13,432,424	$-
Equipment purchased with notes payable	$-	$790,035	$-

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

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

     In September 2009, the Company formed a wholly owned Barbados subsidiary, Santa Fe Gold Barbados Corporation, in connection with the definitive gold sales agreement entered into on September 11, 2009. Under separate agreements, Santa Fe Gold Barbados Corporation sells refined gold to Sandstorm Gold, Ltd., and refined gold and silver to Waterton Global Value L.P. (See NOTE 12– Commitments).

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

     The Company has incurred a loss of $10,372,419 for the fiscal year ended June 30, 2013, and has a total accumulated deficit of $74,338,643 and a working capital deficit at June 30, 2013 of $17,310,146. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. Sales have continued to increase each fiscal year during the reporting period. To continue as a going concern, the Company is dependent on continued fund raising for project development, repayment of various debt facilities and payment of operating and financing expenses until production at the Summit mine site attains cash flow to cover the Company’s costs. The Company has no continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

     At June 30, 2013, the Company was in arrears on payments totaling approximately $7.2 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.0 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). On June 30, 2013, the Company signed a Waiver of Default Letter with Waterton wherein Waterton agreed to waive any payment defaults under the Credit Agreement. Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement.

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

Marketable Securities

     Marketable securities are classified as available for sale and classified as current assets as they are subject to use within one year. The marketable securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Marketable securities held previously consisted solely of common stock in Columbus Exploration Corporation (“Columbus”). On June 28, 2013, the Company entered into Amendment 1 for the Mogollon Option Agreement with Columbus. In connection with the amendment, the Company transferred all its common stock valued at $11,914 held in Columbus Exploration Corporation back to them. The Company realized a loss on the transfer of marketable securities during the year ended June 30, 2013 of $86,144. The unrealized loss recorded in Other Comprehensive Loss totaled $48,484 and $798 for the years ended June 30, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2013 and 2012, due to the relatively short-term nature of these instruments.

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

Accounts Receivable

     Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. As of June 30, 2013, total accounts receivable by customer are 100% from LS Nikko.

     In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of June 30, 2013 and 2012.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for Waterton’s waiver for non-payment under the Senior Secured Gold Stream Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables transferred under the Letter is $1,053,599 at June 30, 2013. (See NOTE 9 - Senior Secured Gold Stream Credit Agreement).

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

Idle Equipment

     The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $1,223,528 as of June 30, 2013 and 2012. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment during the years ended June 30, 2013, 2012, and 2011.

Mineral Properties

     Mineral properties are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. When it is determined that a mineral property can be economically developed as a result of establishing reserves, subsequent mine development are capitalized and are amortized using the units of production method over the estimated life of the ore body based on estimated recoverable tonnage in proven and probable reserves.

     The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. As of June 30, 2013, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

Restricted Cash

     Restricted cash totaled $231,716 at June 30, 2013 and 2012. Restricted cash is maintained in connection with requirements for reclamation of projects and bonding requirements for our scale weighmaster.

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

Reclamation Costs

     Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. At June 30, 2013 and 2012, the Company had a reclamation obligation totaling $167,746 and $159,048, respectively.

Revenue Recognition

     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred physically, the price is fixed or determinable, no related obligations remain and collectability is probable.

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

Concentration of Credit Risk

     For the year ended June 30, 2013, the composition of sales generated from precious metals was 37% to Aurubis, 18% to LS Nikko, 15% to Asarco, and 30% to Freeport McMoran (“Freeport”). For the year ended June 30, 2012, the composition of sales generated from precious metals was 47% to Aurubis, 29% to Asarco, 24% to Freeport McMoran (“Freeport”).

     The Company’s Summit project located in the state of New Mexico accounted for 100% of the Company’s total sales.

Income Taxes

     The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2013 and 2012, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Loss Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended June 30, 2013, 2012 and 2011, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

     The Company accounts for share based on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited. The compensation cost is recognized over the expected vesting period.

Recent Accounting Pronouncements

     In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under GAAP that provide additional detail about those amounts. ASU No. 2013-02 will become effective for the Company in the first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

     In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

     The following table provides the components of inventory as of June 30, 2013 and 2012:

	2013	2012
Stockpiled ore	$-0-	$9,268
In-process material	31,203	479
Siliceous flux material	15,477	66,206
Precious metals concentrate	194,534	875,505
	$241,214	$951,458

NOTE 4 – MINERAL PROPERTIES

     Mineral properties were comprised of acquisition costs related to properties in New Mexico and Arizona, as shown below as of June 30, 2013 and 2012:

	2013	2012
Summit property, Grant County, NM	$119,000	$119,000
Banner property, Hidalgo County, NM	230,897	210,000
New Planet property, La Paz County, AZ	250,000	250,000
	$599.897	$579,000

NOTE 5 - PROPERTY, EQUIPMENT AND MINE DEVELOPMENT

     Property, equipment, and mine development consists of the following at June 30, 2013 and 2012:

	2013	2012
Leasehold improvements	$-0-	$1,645
Office furniture and equipment	37,779	37,779
Land	163,000	163,000
Mine processing equipment and buildings	8,330,888	7,707,089
Plant	8,135,732	8,096,590
Tailings	1,726,677	1,726,677
Environmental and permits	267,078	267,078
Mine development	13,709,197	12,636,073
Asset retirement obligation	149,236	149,236
Automotive	280,785	315,786
Software	87,848	87,848
	32,888,220	31,188,801
Less: Accumulated depreciation	(11,162,024)	(7,049,635)
	$21,726,196	$24,139,166

     Depreciation and amortization expense for the years ended June 30, 2013, 2012 and 2011 was $4,149,034, $4,039,875 and $2,322,736, respectively.

NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following at June 30, 2013 and 2012:

	2013	2012
Interest	$368,474	$85,305
Vacation	98,176	89,380
Wages	77,260	38,930
Franchise taxes	15,050	12,625
Royalties	976,344	729,893
Other	15,524	15,794
Audit	27,083	10,000
Property taxes	226,507	74,492
Mining taxes	47,485	69,817
Commodity supply agreements	2,784,506	1,379,549
	$4,606,409	$2,505,785

     (See NOTE 12 – Commitments, regarding further details of Commodity supply agreements.)

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

     On July 15, 2008, under the terms of 7% Senior Secured Convertible Debenture dated December 21, 2007 the Company received the fourth advance under the agreement of $3,500,000 and issued 1,750,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $1,184,521 with the following assumptions: (1) risk free interest rate of 3.43%, (2) an expected life of 6.5 years, (3) expected stock price volatility of 104%, and (4) expected dividend yield of zero.

     The convertible debenture was determined to have a beneficial conversion feature of $589,521 based upon the effective computed conversion price, which was charged to the note discount and credited to Additional Paid in Capital. The beneficial conversion feature in conjunction with the derivative instruments liability for the warrants resulted in an aggregated note discount of $1,774,042.

     On October 15, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007 the Company received the fifth advance under the agreement for $3,500,000 and issued 1,750,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $811,917 with the following assumptions: (1) risk free interest rate of 2.98%, (2) an expected life of 6.2 years, (3) expected stock price volatility of 92%, and (4) expected dividend yield of zero.

     On December 22, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007 the Company received the sixth and final advance under the agreement for $1,150,000 and issued 575,000 warrants relating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $236,828 with the following assumptions: (1) risk free interest rate of 1.55%, (2) an expected life of 6.0 years, (3) expected stock price volatility of 89%, and (4) expected dividend yield of zero.

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

     On January 15, 2013, the Company, in conjunction with the extension of convertible senior subordinated notes aggregating $450,000 to three accredited investors, issued an aggregate of 562,500 warrants at an exercise price of $0.40. The warrants are vested on the issuance date and have lives from 1.77 years to 1.85 years. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $66,543 with the following assumptions: risk-free rate of interest of 0.23 to 0.24%, expected life of 1.77 to 1.85 years, expected stock price volatility of 73.11 to 74.39%, and expected dividend yield of zero. The amount of $66,543 was allocated to the warrants at inception.

     The fair market value of the derivative instruments liabilities at June 30, 2013, was determined to be $496,920 with the following assumptions: (1) risk free interest rate of 0.15% to 1.11%, (2) remaining contractual life of 0.98 to 4.21 years, (3) expected stock price volatility of 74.31% to 108.92%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the year ended June 30, 2013, of $1,617,987 and a corresponding decrease in the derivative instruments liability. The tables below show the gain on the derivative instruments liability for the years ended June 30, 2013, 2012, and 2011.

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2012	June 30, 2013	June 30, 2013

Purchase Agreement Warrants	$1,026,765	$496,920	529,845

Derivatives applicable to warrants exercised			(22,501)
Amount allocated to warrants at inception			1,110,643
			$1,617,987

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2011	June 30, 2012	June 30, 2012

Purchase Agreement Warrants	$5,712,913	$1,026,765	$4,686,148
Amendment # 2 Warrants	332,387	---	332,387
Embedded Conversion Option	2,927,766	---	2,927,766
Totals	$8,973,066	$1,026,765	7,946,301

Derivatives applicable to warrants exercised			(1,717,015)
Amount allocated to warrants at inception			339,247
Total			$6,568,533

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2010	June 30, 2011	June 30, 2011

Purchase Agreement Warrants	$6,585,752	$5,712,913	$872,839
Amendment # 2 Warrants	637,296	332,387	304,909
Embedded Conversion Option	2,670,995	2,927,766	(256,771
Totals	$9,894,043	$8,973,066	920,977

Amount allocated to warrants at transaction inception			731,984
			$1,652,961

The derivative liability is comprised of the following as of:

	June 30,	June 30,
	2013	2012
Current portion of derivative instruments liabilities	$496,920	$1,026,765
Long-term portion of derivative instruments liabilities	-	-
	$496,920	$1,026,765

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

      On October 31, 2012, the notes with the three accredited investors became due and payable. On January 15, 2013, the maturity dates for the convertible senior subordinated notes aggregating $450,000 were extended for a period of two years from the original maturity dates. Additionally, the convertible price of the notes was reduced to $0.40 and the automatic conversion price of $2.50 was reduced to $0.80. In connection with the extension of the notes, 562,500 warrants were issued with a strike price of $0.40 and term of two years from the original maturity dates; 375,000 warrants expiring on October 23, 2014 and the remaining 187,500 warrants with an expiration date of November 20, 2014.

     At June 30, 2013 and 2012, the outstanding principal balance on the senior subordinated convertible notes, was $450,000.

Convertible Secured Notes

     In October and November 2012, the Company received advances totaling A$3,900,000, representing cash proceeds of US$3,985,000, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and are secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. At June 30, 2013, the outstanding balance on the Secured Convertible Notes was US$3,561,792.

     The components of the convertible notes payable are as follows: are as follows as of June 30, 2013 and 2012:

June 30, 2013:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	4,011,792	(60,482)	3,951,310

	$4,011,792	$(60,482)	$3,951,310

June 30, 2012:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(5,564)	$444,436
Long-term portion, net of current	-	-	-

	$450,000	$(5,564)	$444,436

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

     Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. The Company utilized the remaining net proceeds for operations and working capital for the Summit silver-gold project.

     The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortizes over a 12-month term with the first payment due July 31, 2013. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. (See NOTE 12 - Commitments).

     Pursuant to a series of guarantees, security agreements, deeds of trust, a mortgage and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and on liens covering substantially all of the Company’s assets, with the exception of the Ortiz gold project, including the Summit silver-gold project, the Black Canyon mica project, the Planet micaceous iron oxide project, and the Mogollon project. Existing creditor, Sandstorm Gold (Barbados) Ltd., executed an intercreditor agreement that provides for subordination of its security interests in favor of Waterton.

     The Credit Agreement calls for a fee of 1.5% of the gross amount borrowed to each of Global Hunter Securities and Source Capital Group, Inc. who are registered broker dealers and members of FINRA and SIPC. The fees are to be paid half upon closing of the first tranche of $10,000,000 and half upon closing of the second tranche of $10,000,000. No fees are payable in connection with the revolving credit facility of $5,000,000. Fees aggregating $300,000 were paid in relation to the closing of the first tranche for the quarter ended December 31, 2011. The outstanding amounts owed for the Credit Agreement are aggregated with Notes Payable for financial statement presentation. (See NOTE 10 - NOTES PAYABLE).

     On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment calls for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remain unchanged and interest payments continue to be due monthly. The February, March, April, May and June 2013 principal payments, in addition to the May and June 2013 interest payments have not been made and are still outstanding at June 30, 2013.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables under the Letter is $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable has been reduced by $116,693 and the principal portion of the note has been reduced by $768,263, while the remaining $168,643 has been recorded as financing costs in interest expense at June 30, 2013. The outstanding principal balance on the note after reduction for the transferred receivables is $7,011,282 at June 30, 2013.

     Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement. The Company is currently exploring various financing alternatives to refinance or repay the remaining amounts outstanding to Waterton. To do so, the Company will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if the Company fails to restructure or refinance its Waterton indebtedness or should any of Waterton’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

NOTE 10 – NOTES PAYABLE

     On June 5, 2008, the Company agreed to exercise the option to purchase the Planet MIO property, consisting of thirty-one patented mining claims totaling 523 acres in La Paz County, Arizona. The Company originally leased the property in 2000 from New Planet Copper Mining Company under the terms of a Lease with Option to Purchase. The Company agreed to exercise the purchase option in connection with settlement of an action the Company commenced in March 2007 seeking to confirm that the lease remained in good standing. The purchase price was $250,000. The Company signed a promissory note for $200,000 with interest payable at 10% per annum from the date of closing of the transaction. The original provisions of the note called for a $50,000 payment at the signing of the note, which occurred in August 2008, and four subsequent principal payments of $50,000 plus interest due each anniversary date of the agreement. In August 2009, the amortization schedule of the note was amended to reflect four equal annual payments of principal and interest of $63,094. The due date for the first annual payment was extended with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. On September 10, 2012, the Company executed an amendment to extend the final payment due on the New Planet Copper Mining promissory note. The due date for the final annual payment was extended until November 5, 2012 with the interest rate increased to 20% per annum during the extension period. The Company also agreed to pay an additional $2,000 in legal and miscellaneous fees to document the amendment. A provision for a 5% royalty to be paid on any future production from the property still remains in effect. The note has been paid-in-full as of June 30, 2013.

      On September 30, 2009, the Company entered into an installment sales contract for $16,825 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 9.25%, with the equipment securing the loan. The note has been paid-in-full as of June 30, 2013.

     On September 30, 2011, the Company entered into an agreement to finance insurance premiums in the amount of $105,121 at an interest rate of 4.99% with equal payments due monthly beginning November 1, 2011 and continuing until September 1, 2012. The note has been paid-in-full as of June 30, 2013.

     On April 23, 2012, the Company entered into an installment sales contract for $150,000 to purchase certain equipment. The term of the agreement is for 12 months at an interest rate of 10.00%, with the equipment securing the loan.

     On May 8, 2012, the Company entered into an installment sales contract for $46,379 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 5.75%, with the equipment securing the loan.

     On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan.

     On September 26, 2012, the Company entered into an agreement to finance insurance premiums in the amount of $122,212 at an interest rate of 4.70% with equal payments of $13,513 including interest, due monthly beginning November 1, 2012 and continuing through July 2013.

     The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at June 30, 2013 and June 30, 2012:

	2013	2012
Note payable for mineral property, interest at 10.00%, payable in 4 annual installments of $63,094, including interest through August 2012.	$-	$57,359

Installment sales contract on equipment, interest at 9.25%, payable in 36 monthly installments of $537, including interest through October 2012.	-	1,598

Financing contract on insurance premiums, interest at 4.99%, payable in 11 monthly installments of $9,797, including interest through September 2012.	-	19,471

Installment sales contract on equipment, interest at 10.00%, payable in 12 monthly installments of $13,073, including interest through July 2013.	1,438	150,000

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	31,797	46,379

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	457,760	593,657

Financing contract on insurance premiums, interest at 4.70%, payable in 9 monthly installments of $13,846, including interest through July 2013.	13,792	-

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012 principal installments $1,082,955 due October 2012, $500,000 November 2012, $0 December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,011,282	10,000,000

Total Outstanding Notes Payable	7,516,069	10,868,464
Less: Current portion	(7,185,877)	(9,931,468)
Notes payable, net of current portion and discount	$330,192	$936,996

The aggregate maturities of notes payable as of June 30, 2013, is as follows:

Year ending June 30,
2014	7,185,877
2015	168,773
2016	161,419
Total Outstanding Notes Payable	$7,516,069

NOTE 11 – FAIR VALUE MEASUREMENTS

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

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. At June 30, 2012 marketable securities were comprised of shares of common stock of Columbus Silver Corporation which is traded on the TSX Venture Exchange (TSXV: CSC). The derivative instruments consist of certain warrant contracts. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2013 and 2012 are as follows:

		Level 1	Level 2	Level 3		Balance at
						June 30,
						2013
Assets:
Marketable securities	$	---	---	---	$	---

Liabilities:
Derivative instruments		---	---	$496,920		$496,920

	Level 1	Level 2	Level 3	Balance at
				June 30,
				2012
Assets:
Marketable securities	$48,776	---	---	$48,776

Liabilities:
Derivative instruments	---	---	$1,026,765	$1,026,765

     Reconciliation of changes in fair value – assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2013 and 2012:

	2013	2012

Beginning balance: Derivative instruments liabilities	$1,026,765	$8,973,066
Gain on derivative instrument liabilities	(1,617,987)	(6,568,533)
Reclassification of liability to equity	(22,501)	(1,717,015)

Amount allocated to warrants at inception	1,110,643	339,247

Ending balance: Derivative instruments liabilities	$496,920	$1,026,765

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Office and Real Property Leases

     On April 1, 2013, the Company entered into a lease for office space located in Albuquerque, New Mexico, for a period of five years.

     On March 1, 2008, the Company entered into a lease for storage space located in Glendale, Arizona for a period of one year. The lease has subsequently been extended in one year increments multiple times. Effective March 1, 2013 the lease was extended for an additional period of one year.

     Future minimum lease payments under these operating leases are $365,502 for the year ended June 30, 2013.

     Total rental expense was $60,660, $53,531 and $52,155 for the years ended June 30, 2013, 2012 and 2011, respectively.

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

     On September 17, 2012, the Company entered into a change of control agreement with one of its employees who is Vice-President of The Lordsburg Mining Company, the Company’s wholly-owned subsidiary. The change of control agreement provides that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

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

Ortiz Gold Project

     On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc., a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). On May 1, 2010, we agreed with Ortiz Mines, Inc., to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that we comply with governmental permitting and other regulations; and other terms common in mining leases of this type. Total lease expense recognized was $130,000, $130,000, and $128,186 for the years ended June 30, 2013, 2012 and 2011, respectively. The Ortiz gold project is subject to a property identification agreement between us and our President and Chief Executive Officer.

     The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due	Maximum Due ($)
	($)

February 1, 2014	130,000	260,000
February 1, 2015	130,000	260,000
February 1, 2016	130,000	260,000
February 1, 2017	130,000	260,000
February 1, 2018 and thereafter	130,000	260,000

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

     A settlement was reached on May 23, 2012 on the federal court litigation between the Company and OMI. The settlement agreement confirms the continuation of the Company’s exclusive lease rights to explore, develop and mine gold, silver, copper and other minerals on 66 square miles of the Ortiz Mine Grant in Santa Fe County, New Mexico. In connection with the settlement, annual lease payments remain unchanged but the Company agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1.0 million by May 22, 2013, on work programs in support of project development. The Company has fulfilled the expenditure commitment of $1,000,000.

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

     For the year ended June 30, 2013 the Company recorded $776,079 for royalty expense, which includes $144,656 resulting from the property identification agreement with the Company’s President and Chief Executive Officer. At June 30, 2013, an accrued royalty liability of $976,344 was recorded, which includes $162,436 payable to the Company’s President and Chief Executive Officer.

Mogollon Option Agreement

     On October 22, 2012, the Company closed the Mogollon Option Agreement (the “Option Agreement”) with Columbus Exploration Corporation, formerly Columbus Silver Corporation, following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule calls for $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments.

     On June 28, 2013 the “Company entered into Amendment No. 1 to the Mogollon Option Agreement with Columbus Exploration Corporation (“Columbus”) (formerly Columbus Silver Corporation). The amendment defers the due dates of option payments. The Company must now pay $50,000 on or before July 1, 2013, $887,500 on or before December 30, 2013, and three further payments of $937,500 each on June 30, 2014, December 30, 2014, and June 30, 2015. In consideration for the amendment, the Company has transferred to Columbus its common shares held in the capital of Columbus Exploration Corporation valued at $11,914 at the time of transfer. At June 30, 2013, the Company has paid $750,000 under the Option Agreement.

Smelting Contracts

     We currently have sales contract with LS Nikko, a South Korean smelter, and Aurubis A.G., a German smelter, to sell our 2013 production of high-value precious metals concentrates. We are also continuing sales of silica flux material in 2013 to two Arizona smelters, Freeport McMoRan Miami Inc. and ASARCO LLC.

Title to Mineral Properties

     Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Commodity Supply Agreements

     In September 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to deliver a portion of the life-of-mine gold production (excluding all silver production) from our Summit silver-gold mine. Under the agreement we received advances of $4,000,000 as an upfront deposit, plus continue to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation has been reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining uncredited balance of the $4,000,000. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as Financing costs - commodity supply agreements.

     On March 29, 2011, the Company entered into Amendment 1 for the Gold Stream Agreement. The amendment extended the original completion guarantee date from April 2011 to June 30, 2012. The completion guarantee test performs a calculation based upon that percentage of underproduction of gold produced relative to the amount of gold planned to have been produced as set out in the agreement. In exchange for the amended completion guarantee date, the Company agreed to deliver an additional 700 ounces of gold at equivalent sales terms over and above the original agreement. Under the terms of the amendment the delivery of the additional gold was to be made prior to June 30, 2011.

     On June 28, 2011, the Company entered into Amendment 2 for the Gold Stream Agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional 700 ounces of gold under Amendment 1 remain outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. Based upon the sale terms of the agreement, the Company recorded an expense to financing costs and an accrued liability of $773,850 based upon the closing gold price on June 30, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785. In order to recognize the final cost of delivering the gold, the accrued liability of $773,850 at June 30, 2011 was adjusted by an additional $301,935 and recognized during the quarter ended September 30, 2011 as Financing costs - commodity supply agreements.

     At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at June 30, 2013 and June 30, 2012 and are reported as Completion guarantee payable.

     Under the Gold Stream Agreement the Company has also recorded an obligation at June 30, 2013, of 3,281 ounces of undelivered gold valued at approximately $2.6 million, net of the Fixed Price of $400 per ounce to be received upon delivery. (See also NOTE 9 - Senior Secured Gold Stream Credit Agreement.) An increase in the price of gold subsequent to June 30, 2013 has caused an increase to the value of the net obligation of undelivered gold. As of late-September 2013 the net obligation is valued at approximately $3.1 million.

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 definitive gold sale agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company has recorded an obligation of $185,566 at June 30, 2013 related to Gold and Silver Supply Agreement. A change in metals prices subsequent to June 30, 2013 has caused an increase to the obligation, and as of late-September 2013 the outstanding obligation is valued at approximately $590,000.

     The Company refers to the Gold Stream Agreement and Gold and Silver Supply Agreement, collectively as the commodity supply agreements and records the costs related to these agreements in financing costs – commodity supply agreements.

NOTE 13 - STOCKHOLDERS’ EQUITY

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

     On June 29, 2012, the Company issued 1,476,988 shares of common stock under the equity line of credit arrangement at $0.36 per share for total net proceeds of $500,000 after fees.

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

Issuance of Warrants

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

     On August 8, 2011, the Company issued 250,000 warrants exercisable at $1.00 per share and with an exercise period of 5 years for investor relations services to be provided over a period of one year. The warrants are exercisable immediately after issuance. Using the Black-Scholes option pricing model, the fair market value of the placement agent warrants at the time of issuance was determined to be $138,426 with the following assumptions: risk-free rate of interest of 1.11%, expected life of 5 years, expected stock price volatility of 86.96%, and expected dividend yield of zero. This amount is reported as stock compensation over the period of the agreement and $138,426 was expensed for the year ended June 30, 2012.

     On January 12, 2012, in connection with a private placement for 700,000 shares of the Company’s common stock pursuant to Regulation S of the Securities Act of 1933, the Company issued 350,000 five year warrants giving the holder the right to purchase common stock at $1.00 per share. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $172,550. The warrants were valued using the following significant assumptions: a risk free interest rate of 0.84%, expected life of 5.0 years, expected stock price volatility of 84.57% and expected dividend yield of zero.

     On January 26, 2012, the Company entered into an agreement for investor relations services to be provided over a period of four months and requiring the issuance of 250,000 warrants exercisable at $1.25 per share with an exercise period of 5 years. The warrants are to be issued in two separate transactions with the first 125,000 warrants due and exercisable immediately upon execution of the agreement. The remaining 125,000 warrants are due and exercisable after 90 days. Using the Black-Scholes option pricing model, the initial fair market value for the entire 250,000 placement agent warrants upon execution of the agreement was determined to be $112,379 with the following assumptions: risk-free rate of interest of 0.31%, expected life of 3 years, expected stock price volatility of 62.92%, and expected dividend yield of zero. The remaining 125,000 warrants were valued at April 26, 2012 with the following assumptions: risk-free rate of interest of 0.29%, expected life of 2.75 years, expected stock price volatility of 59.01%, and expected dividend yield of zero. The final valuation of the 250,000 warrants issued was subsequently adjusted to reflect the actual measurement dates for each of the warrant issuances and resulted in a fair market value of $82,138. Accordingly, the final amount reported as stock compensation is $82,138 for the year ended June 30, 2012.

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

     On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5 years, expected stock price volatility of 82.19%, and expected dividend yield of zero. This amount is reported as stock compensation over the period of the agreement and $848,680 was expensed for the year ended June 30, 2013, with $78,770 remaining as unreported stock compensation and will be reported over the remaining period of the agreement.

     On August 17, 2012, the Company issued 6,244,286 three year warrants at an exercise price of $0.40 and exercisable immediately. The warrants are issued pursuant to terms of the unit offering to existing shareholders under shelf registration statement.

     On September 14, 2012, the Company entered into an agreement for financial advisory services to be provided over a period of six months and requiring the issuance of 500,000 warrants exercisable at $0.40 per share with an exercise period of 5 years for investor relations services. The warrants are exercisable upon execution of the agreement and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $116,650 with the following assumptions: risk-free rate of interest of 0.72%, expected life of 5 years, expected stock price volatility of 77.99%, and expected dividend yield of zero. Stock compensation of $116,650 has been expensed for the year ended June 30, 2013.

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

     During the year ended June 30, 2013, a total of 912,548 warrants expired and 375,000 were exercised on a cashless basis.

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

     On December 3, 2008, the Company cancelled and re-issued several outstanding options to four employees. The new options grant each employee a five (5) year option to purchase 100,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options vested on June 30, 2009. Each option was valued at $30,101 using the Black-Scholes option pricing model. The options were valued using a volatility of 80%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends. The following describes the options that were cancelled:

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

     On December 3, 2008, the Company granted a five (5) year option to twenty-three employees and two board members to purchase 830,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options vested on June 30, 2009. The options were valued at $370,517 using the Black-Scholes option pricing model. The options were valued using a volatility of 80%, a risk free interest rate of 0.76%, an expected life of 2.8 years and zero quarterly dividends.

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

     On May 1, 2010, the Company granted to an investor relations firm a three (3) year option to purchase 125,000 shares of common stock at an option exercise price of $1.30 per share and a three (3) year option to purchase 125,000 shares of common stock at an option exercise price of $1.70. Each of the option grants vest 50% on August 1, 2010, and 50% on November 1, 2010. The options were valued at $85,209 using the Black-Scholes option pricing model. The options were valued using a volatility of 71.55%, a risk free interest rate of 1.56%, an expected life of 3.0 years and zero quarterly dividends. Stock-based compensation expense of $42,601 was recorded during the year ended June 30, 2011. The options expired unexercised during the year ending June 30, 2013.

     On June 8, 2010, the Company granted a five (5) year option to thirty-five employees and two board members to purchase 1,095,000 shares of common stock at an option exercise price of $0.86 per share, the closing price on the date of grant, and 1,055,000 options vested on December 31, 2010 and 40,000 options vested on June 30, 2011. The options were valued at $342,869 using the Black-Scholes option pricing model. The options were valued using a volatility of 55.2%, a risk free interest rate of 1.11 to 1.16%, an expected life of 2.78 to 2.88 years and zero quarterly dividends. During the year ended June 30, 2011 stock-based compensation expense of $304,936 was recorded.

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

     On May 17, 2011, the Company granted a five (5) year option to twenty-seven employees and two consultants to purchase 805,000 shares of common stock at an option exercise price of $1.01 per share, the closing price on the date of grant and the options vested on December 31, 2011. The options were valued at $298,311 using the Black-Scholes option pricing model. The options were valued using a volatility of 55.62%, a risk free interest rate of 0.84%, an expected life of 2.82 years and zero quarterly dividends. During the years ended June 30, 2012 and 2011 stock- based compensation of $239,692 and $58,619 was recorded.

     On January 3, 2012, the Company granted 75,000 five-year options at an exercise price of $0.95 per share to each of the two outside directors, the closing price on the date of grant and the options vested on June 30, 2012. The options were valued at $74,465 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.37%, expected life of 2.75 years, stock price volatility of 85.2% and expected dividend yield of zero. Stock-based compensation of $60,321was recorded during the six months ended June 30, 2012. Unvested options to one director were cancelled and $14,144 of stock compensation was not recognized.

     On January 9, 2012, the Company granted a five (5) year option to five employees to purchase 350,000 shares of common stock at an option exercise price of $0.94 per share, the closing price on the date of grant and the options vested on June 30, 2012. The options were valued at $171,609 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.35%, expected life of 2.74 years, stock price volatility of 85.21% and expected dividend yield of zero. During the year ended June 30, 2012, stock-based compensation of $171,609 was recorded.

     On March 12, 2012, the Company granted 250,000 five-year options at an exercise price of $1.03 per share to an employee, the closing price on the date of grant and the options vested on September 12, 2012. The options were valued at $132,325 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.44%, expected life of 2.75 years, expected stock price volatility of 83.39% and expected dividend yield of zero. During the years ended June 30, 2013 and 2012 stock-based compensation of $52,498 and $79,827 was recorded, respectively.

     On April 16, 2012, the Company granted 250,000 five-year options at an exercise price of $1.00 per share to an investor relations firm. The options vested pro-rata over the six month term of the agreement. The options were valued at $21,467 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.29% to 0.39%, expected life of 2.75 years, stock price volatility of 58.03% to 68.09% and expected dividend yield of zero. During the years ended June 30, 2013 and 2012 stock-based compensation of $-0- and $12,277 was recorded, respectively, while $9,190 of unreported stock compensation will be recognized in the following quarter.

     On August 20, 2012, the Company granted 100,000 five-year options at an exercise price of $0.32 per share to a new outside director, the closing price on the date of grant. The options vested on August 20, 2013. The options were valued at $16,189 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $16,189 was recorded during the year June 30, 2013.

     On August 20, 2012, the Company granted a five-year option to four key employees to purchase 400,000 shares of common stock at an option exercise price of $0.32 per share, the closing price on the date of grant. The options vested on February 20, 2013. The options were valued at $64,755 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.38%, expected life of 2.75 years, stock price volatility of 82.01% and expected dividend yield of zero. Stock-based compensation of $64,755 was recorded during the year ended June 30, 2013.

     On December 31, 2012, the Company granted five-year options to two directors and various employees to purchase 510,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options vested on June 30, 2013. The options were valued at $85,273 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.33%, expected life of 2.75 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $85,273 was expensed for the year ended June 30, 2013.

     On December 31, 2012, the Company granted five-year options to officers and various employees to purchase 525,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options vested on January 1, 2014. The options were valued at $91,263 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.36%, expected life of 3.00 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $45,256 was expensed in the year ended June 30, 2013 and $46,007 will be reported over the remaining vesting period.

Repriced Options

     On December 31, 2012, the Company re-priced 2,325,000 options to a director, officers and various employees of the Company, to purchase shares of common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested and had exercise prices ranging from $1.38 to $0.55. The repriced options have a five year life from the date of the reprice and fully vested on December 31, 2012. The repriced options were valued at $206,131 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.30%, expected life of 2.5 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $206,131 was recorded during the year ended June 30, 2013.

     On December 31, 2012, the Company repriced 675,000 options to three officers of the Company, to purchase shares common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested had exercise prices ranging from $1.01 to $0.60. The repriced options have a five year life from the date of the reprice and vested on June 30, 2013. The repriced options were valued at $40,420 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.30%, expected life of 2.5 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $40,420 was recorded for the year ended June 30, 2013.

     During the year ended June 30, 2013, 705,000 options were cancelled or expired and 1,535,000 options were granted.

      In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2013, 2012 and 2011 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price

Outstanding at June 30, 2010	6,705,000	$0.48	15,009,528	$1.20
Granted	1,155,000	$1.07	933,334	$1.50
Canceled	(30,000)	$0.96	---	---
Expired	---	---	---	---
Exercised	(475,000)	$0.87	---	---
Outstanding at June 30, 2011	7,355,000	$0.48	15,942,862	$1.22
Granted	1,000,000	$0.98	1,947,641	$0.83
Canceled	(175,000)	$0.89	---	---
Expired	---	---	3,161,396)	$1.00
Exercised	(40,000)	$0.94	---	---
Outstanding at June 30, 2012	8,140,000	$0.53	14,729,107	$0.90
Granted	1,535,000	$0.35	11,960,028	$0.40
Canceled	(355,000)	$0.66	---	---
Expired	(350,000)	$1.20	(912,548)	$0.52
Exercised	---	---	(375,000)	$0.30
Outstanding at June 30, 2013	8,970,000	$0.30	25,401,587	$0.67

     Stock options and warrants outstanding and exercisable at June 30, 2013, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	0.27	$0.11	$0.30	6,750,000	6,750,000	1.50	$0.30
$0.32	500,000	400,000	4.14	$0.32	$0.40	11,806,786	11,806,786	3.99	$0.40
$0.36	3,870,000	3,405,000	4.51	$0.36	$0.91	500,000	500,000	3.09	$0.91
$0.86	50,000	50,000	1.94	$0.86	$1.00	600,000	600,000	3.36	$1.00
$1.00	250,000	250,000	1.79	$1.00	$1.06	253,773	253,773	1.03	$1.06
$1.21	75,000	75,000	2.50	$1.21	$1.25	250,000	250,000	1.55	$1.25
$1.30	150,000	150,000	0.36	$1.30	$1.50	933,334	933,334	2.39	$1.50
$1.38	75,000	75,000	1.50	$1.38	$1.625	461,539	461,539	1.50	$1.625
					$1.70	3,846,155	3,846,155	1.56	$1.70
	8,970,000	8,405,000				25,401,587	25,401,587

Outstanding Options	2.40	$0.30	Outstanding Warrants	2.77	$0.67
Exercisable Options	2.26	$0.29	Exercisable Warrants	2.77	$0.67

     As of June 30, 2013, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $119,600 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $119,600. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.14 closing stock price of the common stock on June 30, 2013. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2013, was 4,000,000.

     The total intrinsic value associated with options exercised during the year ended June 30, 2013, was approximately $22,501. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

     The total fair value of options and warrants granted during the year ended June 30, 2013, was approximately $2,269,742. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2013, was approximately $2,402,768.

NOTE 14 – PENSION PLAN

     During the year ended June 30, 2009, the Company adopted a 401(K) plan, which covers substantially all employees. Under the terms of the plan, the Company matches employee salary deferrals dollar for dollar up to a maximum of 5% of compensation. For the years ended June 30, 2013, 2012 and 2011, the Company recorded $61,093, $32,198 and $45,627, respectively, in expenses related to the plan.

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

     The income tax benefit is computed by applying the U.S. federal income tax rate of 35% to net (loss) before taxes for the fiscal years ended June 30, 2013 and 2012, and 34% for the prior year periods.

		2013		2012		2011
Tax (expense) benefit at the federal statutory rate		$4,264,344,		$3,876,116		$1,569,812
State tax(expense) benefit		670,111		609,104		253,940
Expiration of state operating benefit		(243,298)		(21,564)		(375,113)
Change in state tax rate		---		---		536
Prior year true-up		745,176		990,452		---
(Increase) in valuation allowance		(5,436,333)		(5,454,108)		(1,449,175)
Income tax expense	$	---	$	---	$	---

     The components of the deferred tax assets at June 30, 2013 and 2012 are as follows:

Deferred Tax Asset		2013		2012
Federal net operating loss carry forwards		$27,099,168		$22,190,845
State net operating loss carry forwards		1,904,127		1,376,117
Valuation allowance		(29,003,295)		(23,566,962)
Net deferred tax asset	$	---	$	---

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2013, and 2012.

     At June 30, 2013, the Company had federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $79.0 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2033.

     At June 30, 2013, the Company had state tax basis net operating loss carry forwards for state income tax purposes of approximately $35.0 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2014 to 2018.

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

      At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at June 30, 2013 and June 30, 2012, and are reported as Completion guarantee payable.

NOTE 19 – RELATED PARTY TRANSACTIONS

     On October 6, 2003, the Company entered into a confidential property identification agreement with its current President and Chief Executive Officer, prior to his becoming an officer and director of the Company. Under terms of the agreement, the current officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the current officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the current officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver-gold project are two of the 24 properties identified and are subject to the property identification agreement. For the years ended June 30, 2013, 2012, and 2011 the Company recorded $144,656, $97,832, and $59,046 relating to the Summit project for royalty expense resulting from the property identification agreement. At June 30, 2013, an accrued royalty liability of $162,436 related to the Summit project is payable to the Company’s President and Chief Executive Officer.

NOTE 20 – SUBSEQUENT EVENTS

     In July 2013, the Company paid $50,000 in accordance with Amendment No. 1 to the Mogollon Option Agreement with Columbus Exploration Corporation.

     On July 1, 2013, the Company announced that it will receive an additional A$2.0 million capital injection from International Goldfields Limited (“IGS”) by way of a secured convertible note. In conjunction with this financing, the Company is exploring a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon refinancing of the Company’s loan from Waterton. As of September 20, 2013, the Company has received advances totaling $1,250,000 in connection with the secured convertible note, and approximately $750,000 of advances from IGS remains to be received.

     As of September 30, 2013, the Company owes Waterton $772,708 for the collection of approximately $1.1 million of previously assigned accounts receivable.

     On August 6, 2013, the Company announced the results of voting for the Board of Directors at its annual Stockholder Meeting. The five nominees, Michael Heeley, Glenn Henricksen, Jakes Jordaan, Erich Hofer and Pierce Carson were elected. Jakes Jordan was named Chairman of the Board of Directors, and Pierce Carson was named Vice Chairman. In connection with the appointments, the new directors including Michael Heeley, Glenn Henricksen, and Jakes Jordaan were each awarded 200,000 options to vest 12 months from the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     During the fiscal periods ended June 30, 2013 and 2012, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Subsequent to June 30, 2012, we identified a material weakness in our disclosure controls and procedures in that we did not include a separate shareholder advisory vote in our 2011 proxy statements to approve the compensation of our named executive officers (“say-on-pay” vote) as required by Rule 14a-21 under the Exchange Act. We took corrective action by including a “say-on-pay” vote in our Proxy Statement for our Annual Stockholders Meeting held August 6, 2013. In addition, we adopted a policy that securities counsel review all of the Company’s filings with the SEC.

     Given the corrective action, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the filing date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of June 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the year ended June 30, 2013 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - Thirty four; (These are violations that could “significantly and substantially” contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - One;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(b): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $13,013;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

(viii)	Pending legal action before the Mine Safety and Health Review Commission: - We have multiple citation protests pending before the Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The Company’s present directors and officers as well as those who served during fiscal 2013 are as follows:

Name	Age	Position	Date Elected or Appointed
Jakes Jordaan	52	Chairman of the Board	August 6, 2013
W. Pierce Carson	69	Vice Chairman of the Board President and Chief Executive Officer	October 7, 2003
John E. Frost	88	Director	May 7, 2007
Erich Hofer	52	Director	August 20, 2012
Glenn I. Henricksen, Jr.	54	Director	August 6, 2013
Michael B. Heeley	47	Director	August 6, 2013

     The directors and officers have held their principal occupations as set out above during at least the last five years, except as described below:

     Jakes Jordaan, age 52, was elected a director and appointed Chairman in August 2013. Mr. Jordaan has been involved in a wide array of corporate finance and strategic transactions as a lawyer, an investment banker and as a chief executive officer. Since 2000, he has engaged in the private practice of corporate finance and securities law as a member of The Jordaan Law Firm, PLLC, Dallas, Texas. Since 2010, Mr. Jordaan has acted as a Managing Director of Stonegate Securities, Inc., a full-service investment banking boutique. From 2003 until 2007, he was a director of The UniMark Group, Inc., a multi-national grower and marketer of processed citrus products. From 2006 until 2007, he also served as Chairman and Chief Executive Officer of the UniMark Group, Inc., where he coordinated the sale of the packaged foods division to Del Monte Foods, Inc. Mr. Jordaan served as the past Chairman of the Securities Section of the Dallas Bar Association and is a member of the Texas Bar Association. He holds a FINRA Series 79 Investment Banking Representative license. Mr. Jordaan earned a BA degree (Economics) from Southern Methodist University, a BBA degree from the SMU Cox School of Business and a Juris Doctor degree from the SMU School of Law.

     W. Pierce Carson, age 69, was named President and Chief Executive Officer and a director in October 2003, following a consulting assignment with the Company. He served as Chairman from April 2013 until August 2013 and currently serves as Vice Chairman. Dr. Carson has 40 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University.

     John E. (Jack) Frost, age 88, served as a member of our board of directors from May 2007 until August 2013, and has agreed to continue with the Company as Senior Technical Advisor. Dr. Frost has over 50 years of international mining experience in a wide range of metallic and non-metallic minerals and has been closely involved in the discovery and/or acquisition of more than 40 mineral deposits. Since 1986, Dr. Frost has served as principal of Frost Minerals International, Inc., a provider of management and consulting services to the mining industry. From 1967 until 1986, he worked for Exxon Minerals Company and its affiliates in a number of senior management capacities, including president of Exxon Minerals International. His responsibilities at Exxon Minerals included establishing and managing Exxon Minerals’ domestic and international minerals exploration programs. Prior to 1967, he managed exploration and mining activities for Duval Corporation and Philippine Iron Mines. Dr. Frost holds a B.S. Degree in Mining Engineering, an M.S. Degree in Geology and a Ph.D. in Geology, all from Stanford University.

     Erich Hofer, age 52, joined our board of directors in August 2012. Mr. Hofer is a finance and management executive with over 30 years of international business experience in engineering, energy, manufacturing and financial services. As principal of HFE MAC LLC since 2007, he provides management and advisory services to public and private companies and has assumed key management roles for clients, several of which have been natural resources companies. From 1999 to 2007, Mr. Hofer was CFO for three Swiss technology, manufacturing and energy management companies, and from 1995 to 1998 was financial controller for Zurich State Bank. He also served as Chief of Logistics, Colonel and a Member of General Staff in the Swiss Army. Mr. Hofer holds a MBA Degree from the University of Chicago, and three degrees, including Master of Finance, Bachelor of Economics and Bachelor of Engineering from universities in Switzerland.

     Glenn I. Henricksen, Jr., age 54, was elected to our board of directors in August 2013. Mr. Henricksen has over 30 years of global experience as a senior Wall Street asset manager and financing professional. Mr. Henricksen has resided in Hong Kong since 2001. With CIF Consultants and Asia Technology Management he has served as a financing specialist and risk management consultant for senior banks and institutions as well as for emerging high growth companies preparing to list on Asian stock exchanges. He is a member of the boards of directors of a number of civic and commercial organizations in Asia and Europe. From 2000 to 2001, Mr. Henricksen was employed as an investment officer for the African Development Bank. From 1997 until 2000, he served as Managing Director – Risk Management for Bear Stearns & Company based in Hong Kong. From 1992 until 1997, he served as Principal Portfolio Manager for BlackRock Financial Management. Mr. Henricksen holds FINRA Series 7 and 79 securities licenses, and received BS and MBA Degrees from the State University of New York at Buffalo.

     Michael B. Heeley, age 47, was elected to our board of directors in August 2013. Dr. Heeley has extensive mining related academic experience. Since 2004, he has been an Assistant or Associate Professor (with tenure), at the Division of Economics and Business of the Colorado School of Mines, where he also serves as Chair of the Engineering and Technology Management Program. From 1999 until 2004, Dr. Heeley served as Assistant Professor of Management, Jones Graduate School of Management, Rice University. Dr. Heeley holds a B.Eng. (Hons), Mining Engineering Degree from the Camborne School of Mines, a M.S., Mining Engineering Degree from the Mackay School of Mines, University of Nevada–Reno, a M.S., Statistics from the University of Washington, and Ph.D., Strategic Management from the University of Washington School of Business Administration.

Board Meetings and Committees

     During fiscal 2013, our board met five times and took action by unanimous consent four times. All of our directors attended at least 75% of the meetings of our board and its assigned committees during 2013. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

     Our entire board considers all major decisions concerning our business. Our board has also established committees so that certain matters can be addressed in more depth than may be possible at a full board meeting. Our board’s current standing committees are as follows, with the “X” denoting the members of the committee:

Nominating and
Corporate
	Governance	Audit	Compensation
Name	Committee	Committee	Committee
Employee Director:
Pierce Carson	X(1)
Non-Employee Directors:
Erich Hofer		X(1)	X
Jakes Jordaan	X		X(1)
Glenn Henricksen		X	X
Michael Heeley		X	X

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

     The Committee currently consists of Messrs. Carson and Jordaan, with Mr. Carson serving as chairman. We do not anticipate any significant change in the composition of the Committee prior to our next annual meeting of stockholders.

     The Committee was constituted in May 2007, and met once during fiscal 2013.

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

Audit Committee Report

     The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended June 30, 2013. The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

     The Committee currently consists of Messrs. Hofer, Henricksen and Heeley, with Mr. Hofer serving as chairman. We do not anticipate a change in the composition of the Committee prior to our next annual meeting of stockholders. All members of the Committee are “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Hofer qualifies as an “audit committee financial expert” as defined by the rules promulgated by the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows. During fiscal 2013 and prior to August 6, 2013, the Committee consisted of Messrs. Hofer and Frost.

     The Audit Committee is responsible primarily for assisting the board in fulfilling its oversight responsibility of reviewing the financial information that will be provided to stockholders and others, appointing the independent registered public accounting firm, reviewing the services performed by the Company’s independent registered public accounting firm and internal audit department, evaluating the Company’s accounting policies and the Company’s system of internal controls that management and the board have established, and reviewing significant financial transactions. The Audit Committee does not itself prepare financial statements or perform audits, and its members are not auditors or certifiers of the Company’s financial statements.

     In fulfilling its oversight responsibility of appointing and reviewing the services performed by the Company’s independent registered public accounting firm, the Audit Committee carefully reviews the policies and procedures for the engagement of the independent registered public accounting firm, including the scope of the audit, audit fees, auditor independence matters and the extent to which the independent registered public accounting firm may be retained to perform non-audit related services.

     The Company maintains an auditor independence policy that bans its auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy mandates that the Audit Committee approve the audit and non-audit services and related budget in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. This policy also mandates that the Company may not enter into auditor engagements for non-audit services without the express approval of the Audit Committee.

     The Audit Committee has reviewed and discussed the audited financial statements for the year ended June 30, 2013 with the Company’s management and Stark Schenkein, LLP, the Company’s independent registered public accounting firm (“Stark”). The Audit Committee has also discussed with Stark the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board (United States) in Rule 3200T regarding “Communication with Audit Committees.”

     The Audit Committee also has received and reviewed the written disclosures and the letter from Stark required by applicable requirements of the Public Company Accounting Oversight Board regarding Stark’s communications with the Audit Committee concerning independence, and has discussed with Stark its independence from the Company.

     Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the financial statements referred to above be included in the Annual Report.

     The Audit Committee met four times during fiscal 2013.

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

     The Committee currently consists of Messrs. Jordaan, Henricksen and Heeley, with Mr. Jordaan serving as chairman. We do not anticipate any significant change in the composition of the committee prior to our next annual meeting of stockholders. Messrs. Henricksen and Heeley are “independent” under the NASDAQ listing standards and applicable Securities and Exchange Commission rules. During fiscal 2013 and prior to August 6, 2013, the Committee consisted of Messrs. Frost and Hofer.

     The Committee met three times during fiscal 2013.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

     Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2013, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

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

     We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Santa Fe Gold Corporation, 6100 Uptown Blvd. NE, Suite 600, Albuquerque, NM 87110.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

     The individuals who served as our principal executive officer and principal financial officer during the year ended June 30, 2013, as well as the other individuals included in the Summary Compensation Table below, are referred to as “named executive officers” throughout this Compensation Discussion and Analysis.

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

     Additional benefits provided to executive officers and key employees as part of their compensation packages include health, life and disability insurance, and participation in the company’s 401-K plan. To the extent the named executive officers participate in these programs, they do so generally on the same basis as our other employees. Our named executive officers do not receive perquisites and we do not maintain any non-equity incentive plans, other than our cash bonus incentives described previously, nor do we maintain any deferred compensation plans.

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

     Consideration of Say-on-Pay Vote

     Rule 14a-21 under the Securities Exchange Act requires us to provide a separate shareholder advisory vote in our proxy statements to approve the compensation of our named executive officers, not less frequently than once every three years (“say-on-pay” vote). During fiscal 2013 and prior years, we did not submit to our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers. Consequently, our board did not consider the outcome of a “say-on-pay” vote results when determining compensation policies and pay levels for our named executive officers. At our Annual Meeting of Stockholders held on August 6, 2013, we asked our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers. We will consider the outcome of the “say-on-pay” vote results when determining future compensation policies and pay levels for our named executive officers.

Specific Compensation Decisions

     Each of our named executive officers receives an annual salary under the terms of their respective employment agreements. In addition, each of our named executive officers has received stock options as part of his current compensation package.

     Effective January 1, 2012, upon the recommendation of the Compensation Committee, the Board approved an increase in the annual base salary of Pierce Carson, a named executive officer, to $274,275. Prior to this increase in base salary, in calendar 2012 Dr. Carson was receiving annual base salary of $258,750 pursuant to his employment agreement effective as of October 7, 2003. The Board believed such increase was warranted due to the performance of Dr. Carson in exceeding the Board’s expectations with time and effort spent securing additional strategic opportunities for the Company in addition to his individual contributions in furthering the Company’s overall business objectives.

     Effective January 1, 2013, upon the recommendation of the Compensation Committee, the Board approved increases in the annual base salaries of our other named executive officers, respectively, to $140,400 for John L. White, Vice President of Operations, and to $132,160 for Michael P. Martinez, Chief Financial Officer and Treasurer. The Board believed such increases were warranted due to the performances of these individuals in furthering the Company’s overall business objectives.

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

Summary Compensation Table

     The following table summarizes the compensation awarded to, earned by or paid during the last three fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the financial year ended June 30, 2013, and whose total compensation exceeded $100,000 per year; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
W. Pierce Carson President & CEO	2013 2012 2011	266,513 253,774 239,229	- - -	- - -	37,767 (1) 73,547 (2) 55,129 (3)	- - -	- - -	- - -	288,242 327,321 294,358
Michael P. Martinez CFO/Treasurer	2013 2012 2011	126,153 116,746 105,930	- - -	- - -	21,057 (4) 36,773 (5) 27,564 (6)	- - -	- - -	- - -	139,191 153,519 133,494
John L White Vice President of Operations	2013 2012	135,200 40,000	- -	- -	23,982 (7) 132,326(8)	- -	- -	- -	148,238 172,326

(1)

On December 31, 2012, the board of directors granted Mr. Carson an award of 125,000 options under our 2007 EIP. The options have a vest date of January 1, 2014 and a term of five years. The exercise price of the options is $0.36 per share, the closing price of our common stock on the date of grant. Additionally, 500,000 options were re-priced on December 31, 2012 to reflect a new exercise price of $0.36 per share. The options previously had exercise prices ranging from $0.86 to $1.01 per share. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R

(2)

On January 9, 2012, the board of directors granted Mr. Carson an award of 150,000 options under our 2007 EIP. The options have a vest date of June 30, 2012 and a term of five years. The original exercise price of the options was $0.94 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R

(3)

On May 17, 2011, the board of directors granted Mr. Carson an award of 150,000 options under our 2007 EIP. The options have a vest date of December 31, 2011 and a term of five years. The original exercise price of the options was $1.01 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R.

(4)

On December 31, 2012, the board of directors granted Mr. Martinez an award of 75,000 options under our 2007 EIP. The options have a vest date of January 1, 2014 and a term of five years. The exercise price of the options is $0.36 per share, the closing price of our common stock on the date of grant. On August 20, 2012, the board of directors granted Mr. Martinez an award of 100,000 options under our 2007 EIP. The options have a vest date of February 20, 2013 and a term of five years. The exercise price of the options is $0.32 per share, the closing price of our common stock on the date of grant. Additionally, 450,000 options were re-priced on December 31, 2012 to reflect a new exercise price of $0.36 per share. The options previously had exercise prices ranging from $0.60 to $1.01 per share. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R

(5)

On January 9, 2012, the board of directors granted Mr. Martinez an award of 75,000 options under our 2007 EIP. The options have a vest date of June 30, 2012 and a term of five years. The original exercise price of the options was $0.94 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R

(6)

On May 17, 2011, the board of directors granted Mr. Martinez an award of 75,000 options under our 2007 EIP. The options have a vest date of December 31, 2011 and a term of five years. The original exercise price of the options was $1.01 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R

(7)

On December 31, 2012, the board of directors granted Mr. White an award of 75,000 options under our 2007 EIP. The options have a vest date of January 1, 2014 and a term of five years. The exercise price of the options is $0.36 per share, the closing price of our common stock on the date of grant. On August 20, 2012, the board of directors granted Mr. White an award of 100,000 options under our 2007 EIP. The options have a vest date of February 20, 2013 and a term of five years. The exercise price of the options is $0.32 per share, the closing price of our common stock on the date of grant. Additionally, 250,000 options were re-priced on December 31, 2012 to reflect a new exercise price of $0.36 per share. The options previously had an exercise price of $1.03 per share. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R

(8)

On March 12, 2012, the board of directors granted Mr. White an award of 250,000 options under our 2007 EIP. The options have a vest date of September 12, 2012 and a term of five years. The original exercise price of the options was $1.03 per share, the closing price of our common stock on the date of grant. The dollar value recognized for financial statement reporting purposes for the options was calculated in accordance with FAS 123R

Outstanding Equity Awards as of June 30, 2013

     The following table summarizes the outstanding equity awards as of June 30, 2013, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2013

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Pierce Carson	4,000,000 500,000	N/A 125,000	N/A N/A	0.11 0.36	10/16/2013 12/31/2017	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Michael P. Martinez	100,000 450,000	N/A 75,000	N/A N/A	0.32 0.36	8/20/2017 12/31/2017	N/A N/A	N/A N/A	N/A N/A	N/A N/A
John L White	100,000 250,000	N/A 75,000	N/A N/A	0.32 0.36	8/20/2017 12/31/2017	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Compensation of Directors

     The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2013:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Erich Hofer	18,500	-	37,089	-	-	-	55,589
John E. Frost	18,500	-	56,917	-	-	-	75,417

(1)

W. Pierce Carson, a member of our board of directors, is a Named Executive Officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)

These figures also include -0- shares re-priced for Mr. Hofer, and 425,000 shares re-priced for Mr. Frost on December 31, 2012 to reflect a new exercise price of $0.36 per share. This column represents the fair value of the options awarded in fiscal 2013 in accordance with FAS 123R.

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

     Effective July 1, 2012, we adopted a decrease in the annual non-employee independent director fee to $8,000 per year and a decrease in annual committee fees to $1,000 per committee membership and $500 per committee chairmanship, to be paid quarterly. All other compensation to non-employee independent directors remained as described in the preceding paragraph.

     Effective July 1, 2013, we adoped the following schedule of annual fees for non-employee independent directors:

Policy for Compensation of Non-Employee Independent Directors Effective July 1, 2013
(Fees Paid Quarterly)

Quarterly Retainer:	$2,000
Attendance per Full Day Board Meeting:	$1,000
Attendance less than Full Day Board Meeting:	$ 500
Attendance per Telephonic Board Meeting:	$ 500
Annual Committee Membership:	$1,000
Annual Committee Chairmanship	$ 500
Attendance per Committee Meeting:	$ 500
Approval of Circular Resolution	$ -0-
Stock Option Grants:	Exercise price the fair market value on the date of grant; five year term unless earlier terminated or exercised.
Upon First Appointment to the Board:	200,000 options vesting twelve months from the date of grant.
January 1st of Each Year:	100,000 options vesting six months from the date of grant.
Expenses:	Reimbursement for out-of-pocket expenses in connection with attendance of board meetings and committee meetings.

     During fiscal years 2013, 2012 and 2011, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $37,000 for the year ended June 30, 2013.

Employment and Change in Control Agreements

     In October 2003, we entered into employment and change of control agreements with our president and chief executive officer. The employment agreement describes among other things the officer’s duties, compensation levels and benefits. The agreement provides for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter year to year unless terminated with 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. In connection with the employment agreement, we granted 4,000,000 options at an exercise price of $0.11 per share, the closing price on the date of grant. The options vested as to 1,000,000 shares on October 16, 2003, and as to additional 1,000,000 share increments over successive six-monthly periods.

     In May 2009, we entered into change of control agreements with two key employees, our manager of legal affairs, who currently is our secretary and assistant treasurer, and who also is the son of our president; and our controller, who currently is our chief financial officer and treasurer. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. In September 2012, we entered into new change of control agreements with the two employees that provide for an increase in the lump sum cash payment of the original agreement from 100% to 200% of base salary. In September 2012, we entered into a similar change of control agreement with our vice president of operations. In September 2012, we also entered into a change of control agreement with our mill superintendent that provides for a lump sum cash payment of 100% of base salary in the event of a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of September 30, 2013, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

		Common Stock Beneficially Owned

Name and Address Of Beneficial Owner	Title of Class	Number of Shares	Percent of
			Class(10)

Erich Hofer 1700 Bassett Street #1713 Denver, CO 80202	Common Stock	225,000(1)	0.2%

Sulane Holdings, Inc. P.O. Box 414 CH-1630 Bulle Switzerland	Common Stock	21,707,360(2)	17.5%

Lawrence G. Olson (Estate) 3045 S. 35th Avenue Phoenix, AZ 85009	Common Stock	7,927,450	6.7%

W. Pierce Carson 33 Camino de Avila Tijeras, NM 87059	Common Stock	13,851,494(3)	11.3%

John E. Frost 602 Sandy Port Houston, TX 77079	Common Stock	785,000(4)	0.7%

Glenn I. Henricksen, Jr. 30 Stubbs Rd, Hanaevilla GF North Happy Valley, Hong Kong	Common Stock	144,347(5)	0.1%

Jakes Jordaan 53131 McKinney Ave, Suite 600 Dallas, TX 75204	--	--	0.0%

Michael B. Heeley Division of Economics and Business Colorado School of Mines Golden, CO 80401	--	--	0.0%

Michael P. Martinez 6100 Uptown Blvd NE, Suite 600 Albuquerque, NM 87110	Common Stock	750,000(6)	0.6%

Ryan P. Carson 6100 Uptown Blvd NE, Suite 600 Albuquerque, NM 87110	Common Stock	885,750(7)	0.7%

John L. White 6100 Uptown Blvd NE, Suite 600 Albuquerque, NM 87110	Common Stock	350,000(8)	0.3%

Officers and Directors As a Group (9 Persons)	Common Stock	16,991,591 (9)	13.6%

(1)	Includes options issued under the 2007 EIP to acquire 125,000 shares at an exercise price of $0.36 per share, and 100,000 shares at an exercise price of $0.32 per share.

(2)

Includes 13,500,000 shares issued in connection with conversion in December 2011 of convertible debentures at a conversion price of $1.00 per share. Also includes an aggregate of 1,457,360 shares that were issued for conversion of accrued interest due June 30, 2009, September 30, 2009 and December 31, 2009, and 6,750,000 warrants with an exercise price of $0.30 per share.

(3)

Includes non-plan options to acquire 4,000,000 shares at an exercise price of $0.11 per share, and options issued under the 2007 EIP to acquire 500,000 shares at an exercise price of $0.36 per share. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 100,000 shares at an exercise price of $0.40 per share.

(4)

Includes options issued under the 2007 EIP to acquire 500,000 shares at an exercise price of $0.36 per share. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 100,000 shares at an exercise price of $0.40 per share.

(5)	Includes 25,000 shares held in custodial accounts on behalf of Mr. Hendricksen’s children.

(6)

Includes options issued under the 2007 EIP to acquire 100,000 shares at an exercise price of $0.32 per share, and 450,000 shares at an exercise price of $0.36 per share. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 50,000 shares at an exercise price of $0.40 per share.

(7)

Includes options issued under the 2007 EIP to acquire 100,000 shares at an exercise price of $0.32 per share, and 550,000 shares at an exercise price of $0.36 per share. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 35,000 shares at an exercise price of $0.40 per share.

(8)	Options issued under the 2007 EIP to acquire 100,000 shares at an exercise price of $0.32 per share, and 250,000 shares at an exercise price of $0.36 per share.

(9)	Includes options and warrants to acquire an aggregate of 7,060,000 shares.

(10)

Applicable percentage of ownership is based on 117,599,598 shares of common stock outstanding as of September 30, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 7, 2013, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plans

     The following table contains information regarding our Equity Compensation Plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
2007 Equity Incentive Plan approved by security holders	4,570,000	$0.39	1,290,000
Equity compensation plan not approved by security holders(1)	4,400,000	$0.20	N/A

(1) Includes certain options granted to an executive officer pursuant to an employment agreement described in more detail under the caption “Employment Agreements”, prior to the adoption of the 2007 EIP. Also includes options granted to investor relations consultants.

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

     The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, employees, and consultants. As of September 24, 2013, four executive officers, four non-employee independent board members and approximately sixty-five other employees and consultants are eligible to receive grants under the 2007 EIP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2003, prior to his becoming an officer and director of the Company, we entered into a confidential property identification agreement with Pierce Carson, our president and chief executive officer. Under terms of the agreement, Mr. Carson, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for us. We agreed to pay compensation to Mr. Carson in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that we acquire. In the event an identified property is acquired and subsequently sold, we agreed to pay Mr. Carson an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit silver-gold property acquired in May 2006 are two of the 24 properties identified and are subject to the property identification agreement.

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

     In March 2001, Lawrence G. Olson, our deceased chairman and former president and chief executive officer, jointly with his wife, made an unsecured loan to us in the amount of $800,000 at an interest rate equal to the prime rate of interest plus one percentage point. In connection with the loan, Mr. Olson received 5-year warrants to purchase 300,000 shares of common stock at an exercise price of $0.70 per share. In October 2001, we restructured the $800,000 loan agreement with Mr. Olson and the interest rate payable on the loan was adjusted to 12% annually. In June 2002, the loan was extended an additional year and we entered into a security agreement with Mr. Olson, whereby our assets secured the loan. The note became payable in March 2004 after which time it was in default. On March 15, 2006, Mr. Olson exercised warrants to purchase 300,000 shares of common stock at $0.70 per share in exchange for a reduction of accrued interest and principal on the note payable to him, aggregating $210,000. Mr. Olson agreed to reduce the principal by $50,000 and to extend the $750,000 note payable for a period of 18 months, until September 15, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICE

     The following table discloses the fees for professional services provided by Stark Schenkein, LLP for the 2013 and 2012 fiscal years respectively:

	2013	2012
Audit Fees (1)	$154,180	$101,626
Tax Fees (2)	-0-	-0-
	$154,180	$101,626

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.

(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999
3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)
3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)
4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992
4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995
10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)
10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995
10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996
10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997
10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997
10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.7	Management Agreements dated August 15, 1994, by and between the Registrant and both of Alan P. Lindsay, Anthony R. Harvey; Management Agreement dated November 19, 1996, by and between the Registrant and Ryan A. Modesto	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998
10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999
10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999
10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999
10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001
10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002
10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002
10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002
10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003
10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005
10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005
10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006
10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006
10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006
10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006
10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007
10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007
10.52	Senior subordinated Promissory Note dated October 31, 2007, by and between Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated October 31, 2007, as filed with the SEC on November 1, 2007
10.53	Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated December 21, 2007, as filed with the SEC on December 26, 2007
10.54	Settlement Agreement dated June 5, 2008, by and between Registrant and New Planet Copper Mining Company	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 5, 2008 , as filed with the SEC on June 10, 2008

10.55	Purchase and Sale Agreement dated June 30, 2008, by and between Registrant and St. Cloud Mining Company	Incorporated by reference to Exhibits 10.55 and 99.1 to Registrant’s 8-K dated June 30, 2008, as filed with the SEC on July 1, 2008
10.56	Change of Control Agreement between the Registrant and Ryan P. Carson dated May 19, 2009	Incorporated by reference to Exhibit 10.56 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.57	Change of Control Agreement between the Registrant and Michael P. Martinez dated May 19, 2009	Incorporated by reference to Exhibit 10.57 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.58	Purchase option dated June 13, 2009, by and between Registrant’s subsidiary Minera Sandia S.A. de C.V. and Mineral de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.58 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.59	Agreement dated June 13, 2009, by and between Registrant and Minera de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.59 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.60	Finders Agreement dated June 13, 2009, by and between Registrant and Finder	Incorporated by reference to Exhibit 10.60 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
10.61	Amendment No. 2 dated June 30, 2009, to Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated June 30, 2009, as filed with the SEC on August 25, 2009
10.62	Gold Sale Agreement dated September 11, 2009, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 11, 2009, as filed with the SEC on September 17, 2009
10.63	Placement Agreement dated January 7, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.
10.64	Securities Purchase Agreement dated January 14, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.
10.65	Memorandum of Understanding dated September 24, 2010, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 24, 2010, as filed with the SEC on September 27, 2010.
10.66	Placement Agreement dated December 29, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.67	Securities Purchase Agreement dated December 29, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.68	Promissory Note dated January 27, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated January 27, 2011, as filed with the SEC on February 2, 2011.
10.69	Financing Agreement dated August 2, 2011, by and between Registrant and Victory Park Capital Advisors, LLC	Incorporated by reference to Exhibits to Registrant’s 8-K dated August 2, 2011, as filed with the SEC on August 9, 2011.
10.70	Registrant’s filing of federal court complaint against Ortiz Mines Inc. announced August 31, 2011	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated August 31, 2011, as filed with the SEC on September 2, 2011.

10.71	Memorandum of Understanding dated September 6, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated September 6, 2011, as filed with the SEC on September 7, 2011.
10.72	Financing Agreement dated December 23, 2011, by and between Registrant and Waterton Global Value L.P.	Incorporated by reference to Exhibits to Registrant’s 8-K dated December 23, 2012, as filed with the SEC on December 30, 2011.
10.73	Arrangement Agreement dated December 15, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Registrant’s 8-K dated December 15, 2011, as filed with the SEC on January 9, 2012.
10.74	Registrant’s change of directors announced April 23, 2012	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated April 23, 2012, as filed with the SEC on April 24, 2012.
10.75	Settlement Agreement dated May 22, 2012, by and between Registrant and Ortiz Mines Inc.	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated May 22, 2012, as filed with the SEC on May 25, 2012.
10.76	Common Stock Purchase Agreement dated June 20, 2012, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 5.1, 10.1 and 99.1 to Registrant’s 8-K dated June 20, 2012, as filed with the SEC on June 21, 2012.
10.77	Unit Stock Offerings to Stockholders by and between Registrant and Purchasers	Incorporated by reference to Exhibits to Registrant’s 8-Ks, as filed with the SEC on July 7, August 1 and August 15, 2012.
10.78	Appointment of director and officers by Registrant	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated August 20, 2012, as filed with the SEC on August 21, 2012.
10.79	Heads of Agreement dated October 8, 2012, by and between Registrant and International Goldfields Ltd.	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated October 11, 2012, as filed with the SEC on October 12, 2012
10.80	Mogollon Option Agreement dated October 19, 2012, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated October19, 2012, as filed with the SEC on October 22, 2012.
10.81	Convertible Notes dated October 24 and October 31, 2012, by and between Registrant and Purchaser.	Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.4 to Registrant’s 8-K dated November 7, 2012, as filed with the SEC on November 8, 2012.
10.82	Agreement and Plan of Merger dated February 15, 2013, by and between Registrant and International Goldfields Ltd.	Incorporated by reference to Exhibits 2.1 and 99.1 to Registrant’s 8-K dated February 15, 2013, as filed with the SEC on February 20, 2013.
14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

(b) Reports on Form 8-K

     On July 5, 2013, the Company filed a Current Report on Form 8-K relating to Amendment 1 to the Mogollon Option Agreement.

     On July 5, 2013, the Company filed a Current Report on Form 8-K relating to issue of a $2.0 million convertible note.

     On August 13, 2013, the Company filed a Current Report on Form 8-K announcing voting results for agenda items at its annual meeting of stockholders held on August 6, 2013, and election of directors to its board of directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2013.

SANTA FE GOLD CORPORATION

By:	/s/ W. Pierce Carson
Name:	W. Pierce Carson
Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on September 30, 2013.

SIGNATURE	TITLE

/s/ W. Pierce Carson	Chief Executive Officer, President, and
W. Pierce Carson	Director
(Principal Executive Officer)

/s/ Michael P. Martinez	Chief Financial Officer
Michael P. Martinez	(Principal Financial Officer)

/s/ Ryan P. Carson	Secretary and Assistant Treasurer
Ryan P. Carson

/s/ Jakes Jordaan	Chairman of the Board
Jakes Jordaan

/s/ Michael B. Heeley	Director
Michael B. Heeley

/s/ Glenn I. Hendricksen, Jr.	Director
Glenn I. Hendricksen, Jr.

/s/ Erich Hofer	Director
Erich Hofer