Form 10-Q
period 2013-09-30
Santa Fe Gold CORP
filed 2013-11-14
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,599,598 shares outstanding as of November 14, 2013.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$173,413	$115,094
Accounts receivable	826,265	273,797
Inventory	379,635	241,214
Prepaid expenses and other current assets	433,336	457,377
Total Current Assets	1,812,649	1,087,482

MINERAL PROPERTIES	599,897	599,897

PROPERTY, PLANT AND EQUIPMENT,
net of depreciation of $11,847,007 and $11,162,024, respectively	20,960,572	21,726,196

OTHER ASSETS:
Idle equipment, net	1,223,528	1,223,528
Restricted cash	231,716	231,716
Mogollon option costs	811,914	761,914
Deferred financing costs, net	241,603	323,348
Total Other Assets	2,508,761	2,540,506

Total Assets	$25,881,879	$25,954,081

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,147,724	$2,748,549
Accrued liabilities	6,514,779	4,606,409
Derivative instrument liabilities	788,916	496,920
Notes payable, current portion	7,202,094	7,185,877
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	21,013,386	18,397,628
LONG TERM LIABILITIES:
Notes payable, net of current portion	288,900	330,192
Current portion, Senior subordinated convertible notes payable net of discounts of $50,586 and $60,482, respectively	5,195,094	3,951,310
Asset retirement obligation	168,259	167,746
Total Liabilities	26,665,639	22,846,876
STOCKHOLDERS' (DEFICIT) EQUITY :
Common stock, $.002 par value, 300,000,000 shares authorized; 117,599,598 and 117,599,598 shares issued and outstanding, respectively	235,199	235,199
Additional paid in capital	77,319,259	77,210,649
Accumulated (deficit)	(78,338,218)	(74,338,643)
Total Stockholders' (Deficit) Equity	(783,760)	3,107,205

Total Liabilities and Stockholders' (Deficit) Equity	$25,881,879	$25,954,081

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012

SALES, net	$1,193,683	$5,578,654

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	2,176,917	3,368,110
Exploration and other mine related costs	90,613	127,421
General and administrative	843,238	774,042
Depreciation and amortization	774,459	1,085,344
Accretion of asset retirement obligation	514	2,731
Total Operating Costs and Expenses	3,885,741	5,357,648

LOSS FROM OPERATIONS	(2,692,058)	221,006

OTHER INCOME (EXPENSE):
Interest income	-	-
Foreign currency translation	12,289	-
(Loss) on derivative instrument liabilities	(291,996)	(852,132)
Accretion of discounts on notes payable	(9,896)	(3,861)
Financing costs - commodity supply agreements	(690,887)	(1,331,437)
Interest expense	(327,027)	(456,061)
Total Other (Expense)	(1,307,517)	(2,643,491)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,999,575)	(2,422,485)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	(3,999,575)	(2,422,485)

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-	2,045

NET COMPREHENSIVE (LOSS)	$(3,999,575)	$(2,420,440)

Basic and Diluted Per Share data
Net (Loss) - basic and diluted	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and diluted	117,599,598	114,294,150

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,999,575)	$(2,422,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774,459	1,085,344
Stock-based compensation	108,610	259,884
Accretion of discount on notes payable	9,896	3,861
Accretion of asset retirement obligation	514	2,731
Loss on derivative instrument liabilities	291,996	852,132
(Gain) on disposal of assets	(118,477)	-
Amortization of deferred financing costs	81,745	37,581
Foreign currency translation	(12,289)	-
Net change in operating assets and liabilities:
Accounts receivable	(552,468)	(2,857,979)
Inventory	(138,421)	99,482
Prepaid expenses and other current assets	24,041	(206,499)
Mogollon option costs	(50,000)	-
Accounts payable and accrued liabilities	2,303,722	1,917,406
Net Cash Used in Operating Activities	(1,276,247)	(1,228,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	249,000	-
Purchase of property, plant and equipment	(139,359)	(256,232)
Net Cash Provided by (Used) in Investing Activities	109,641	(256,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,250,000	-
Proceeds from issuance of stock	-	1,873,261
Proceeds from notes payable	29,144	-
Payments on notes payable	(54,219)	(731,151)
Payments on capital leases	-	(10,155)
Net Cash Provided by Financing Activities	1,224,925	1,131,955
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,319	(352,819)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,094	614,385
CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,413	$261,566

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$7,015	$247,599
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for services	$-	$39,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2014. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission (‘SEC”) on June 30, 2013.

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

     The Company has incurred a loss of $3,999,575 for the three months ended September 30, 2013, and has a total accumulated deficit of $78,338,218 and a working capital deficit at September 30, 2013 of $19,200,737. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. Sales have continued to increase each fiscal year during the reporting period. To continue as a going concern, the Company is dependent on continued fund raising for project development, repayment of various debt facilities and payment of operating and financing expenses until production at the Summit mine site attains cash flow sufficient to cover the Company’s costs. The Company has no continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

     At September 30, 2013, the Company was in arrears on payments totaling approximately $8.2 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). On June 30, 2013, the Company signed a Waiver of Default Letter with Waterton wherein Waterton agreed to waive any payment defaults under the Credit Agreement. On September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement. Waterton may revoke the waiver at anytime and note the Company in default.

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

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2013 and June 30, 2013, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Accounts Receivable

     Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of September 30, 2013, and June 30, 2013.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the "Letter") with Waterton Global Value, L.P. ("Waterton") wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for Waterton's waiver for non-payment under the Senior Secured Gold Stream Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest amounts with any remaining transfer of receivables treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables transferred under the Letter was $1,053,599 at June 30, 2013.

     As of September 30, 2013, the valuation of receivables sold under the Letter has been finalized at $1,018,056. Additionally, $772,008 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Other Accrued Liabilities at September 30, 2013. (See NOTE 7 - Senior Secured Gold Stream Credit Agreement).

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

Idle Equipment

     The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $1,223,528 as of September 30, 2013 and June 30, 2013. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment during the three months ended September 30, 2013.

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

Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. As of September 30, 2013, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

Reclamation Costs

     Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. At September 30, 2013 and June 30, 2013, the Company had a reclamation obligation totaling $168,259 and $167,746, respectively.

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

Net Loss Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three month periods ended September 30, 2013 and 2012, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

     The Company accounts for share-based compensation based upon on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The simplified method is used to determine compensation expense since historical option exercise experience is limited. The compensation cost is recognized over the expected vesting period.

Recent Accounting Pronouncements

     In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under GAAP that provide additional detail about those amounts. ASU No. 2013-02 became effective in the first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s results of operations, cash flows or financial condition.

     In July 2013, the FASB issued an ASU on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, an amendment to the Income Taxes Topic of the FASB Accounting Standards Codification. The ASU requires companies to net the liability related to an unrecognized tax benefit against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. In addition, under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This guidance was effective for annual and interim periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company’s results of operations, cash flows or financial condition.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

     The following table provides the components of inventory as of:

	September 30,	June 30,
	2013	2013
Stockpiled ore	$46,956	$-
In-process material	19,834	31,203
Siliceous flux material	78,130	15,477
Precious metals concentrate	234,715	194,534
	$379,635	$241,214

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of:

	September 30,	June 30,
	2013	2013
Interest	$630,599	$368,747
Vacation	94,122	98,176
Wages	101,787	77,260
Franchise taxes	22,575	15,050
Royalties	1,045,989	976,344
Other	19,280	15,524
Audit	27,083	27,083
Property taxes	258,373	226,507
Mining taxes	72,949	47,485
Receivables due Waterton	772,008	-
Commodity supply agreements	3,470,014	2,784,506
	$6,514,779	$4,606,409

     (See NOTE 10 – Commitments, regarding further details of Commodity supply agreements.)

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

     The fair market value of the derivative instruments liabilities at September 30, 2013, was determined to be $788,916 with the following assumptions: (1) risk free interest rate of 0.07% to 0.99%, (2) remaining contractual life of 0.73 to 3.96 years, (3) expected stock price volatility of 81.46% to 122.77%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the three months ended September 30, 2013, of $291,996 and a corresponding increase in the derivative instruments liability.

			(Loss) for
	Derivative		the three months
	Liability as of	Derivative	ended
	September 30,	Liability as of	September 30,
	2013	June 30, 2013	2013
Convertible Debentures:
Purchase Agreement Warrants	$788,916	$496,920	$(291,996)

     The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 6 –CONVERTIBLE NOTES PAYABLE

Senior Subordinated Convertible Notes

      On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each. The notes have a term of 60 months, and at such time all remaining principal and interest was due. The notes bear interest at 10% per annum. Interest accrued for 18 months from the date of closing. Interest on the outstanding principal balance was payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest is convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes will be automatically converted into common stock if the weighted average closing sales price of the stock exceeds $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants will be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

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

     At September 30, 2013 and June 30, 2013, the outstanding principal balance on the senior subordinated convertible notes, was $450,000.

Convertible Secured Notes

     In October and November 2012, the Company received advances totaling A$3,900,000, representing cash proceeds of $3,985,000, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and are secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion.

     In July 2013, the Company negotiated an additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, the Company is exploring a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon refinancing of the Company’s loan from Waterton. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of September 30, 2013, the Company has received advances totaling $1,250,000 in connection with the secured convertible note, and approximately $750,000 of advances from IGS remains to be received. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. At September 30, 2013, the outstanding balance on the Secured Convertible Notes was $4,795,680.

     The components of the convertible notes payable are as follows:

September 30, 2013:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	5,245,680	(50,586)	5,195,094

	$5,245,680	$(50,586)	$5,195,094

June 30, 2013:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	4,011,792	(60,482)	3,951,310

	$4,011,792	$(60,482)	$3,951,310

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

     The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortized over a 12-month term with the first payment due July 31, 2012. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. (See NOTE 10 - Commitments).

     Pursuant to a series of guarantees, security agreements, deeds of trust, a mortgage and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and on liens covering substantially all of the Company’s assets, with the exception of the Ortiz gold project, including the Summit silver-gold project, the Black Canyon mica project, the Planet micaceous iron oxide project, and the Mogollon project. Existing creditor, Sandstorm Gold (Barbados) Ltd., executed an intercreditor agreement that provides for subordination of its security interests in favor of Waterton. The outstanding amounts owed for the Credit Agreement are aggregated with Notes Payable for financial statement presentation. (See NOTE 8 - NOTES PAYABLE).

     On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment calls for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The February, March, April, May, June and July 2013 principal payments, in addition to the July, August and September 2013 interest payments have not been made and are outstanding at September 30, 2013.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. The transfer of the accounts receivable to Waterton are treated as payment towards outstanding interest payable amounts first with the remaining transfer of receivables treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred was subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The initial valuation of receivables under the Letter was $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable was reduced by $116,693 and the principal portion of the note was reduced by $768,263, while the remaining $168,643 was recorded as financing costs in interest expense at June 30, 2013. The outstanding principal balance on the note after reduction for the transferred receivables was $7,011,282 at June 30, 2013.

     As of September 30, 2013, the valuation of receivables sold under the Letter has been finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense is $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at September 30, 2013. Additionally, $772,008 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Other Accrued Liabilities at September 30, 2013.

     On September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement.

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

NOTE 8 – NOTES PAYABLE

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

     The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	September, 30	June 30,
	2013	2013

Installment sales contract on equipment, interest at 10.00%, payable in 12 monthly installments of $13,073, including interest through July 2013.	$-	$1,438

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	28,019	31,797

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	422,548	457,760

Financing contract on insurance premiums, interest at 4.70%, payable in 9 monthly installments of $13,846, including interest through July 2013.	-	13,792

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,040,427	7,011,282

Total Outstanding Notes Payable	7,490,994	7,516,069
Less: Current portion	(7,202,094)	(7,185,877)
Notes payable, net of current portion and discount	$288,900	$330,192

The aggregate maturities of notes payable as of September 30, 2013, is as follows:

Year ending June 30,
2014	7,160,803
2015	168,773
2016	161,418

Total Outstanding Notes Payable	$7,490,994

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

     The Company’s financial instruments consist of marketable securities and derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of September 30, 2013 and June 30, 2013 are as follows:

Balance at
	Level 1	Level 2	Level 3	September, 30,
2013
Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$ 788,916	$ 788,916

Balance at
	Level 1	Level 2	Level 3	June 30, 2013
Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$ 496,920	$ 496,920

     Reconciliation of changes in fair value – assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

     The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013:

Derivative instruments liabilities at June 30, 2013	$496,920
Loss on derivative instrument liabilities	291,996
Derivative instruments liabilities at September 30, 2013	$788,916

NOTE 10 - CONTINGENCIES AND COMMITMENTS

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

Mogollon Option Agreement

     On October 22, 2012, the Company closed the Mogollon Option Agreement (the “Option Agreement”) with Columbus Exploration Corporation (“Columbus”), formerly Columbus Silver Corporation, following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule calls for $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments.

     On June 28, 2013 the Company entered into Amendment No. 1 to the Mogollon Option Agreement with Columbus. The amendment defers the due dates of option payments. In accordance with the amendment, the Company paid $50,000 in July 2013 and has an amended payment of $887,500 due on or before December 30, 2013, with three additional payments of $937,500 each due on June 30, 2014, December 30, 2014, and June 30, 2015. In consideration for the amendment, the Company transferred to Columbus its common shares held in the capital of Columbus Exploration Corporation valued at $11,914 at the time of transfer. As of September 30, 2013, the Company has paid $800,000 under the Option Agreement.

Smelting Contracts

     We currently have sales contract with LS Nikko, a South Korean smelter, and Aurubis A.G., a German smelter, to sell our 2013 production of high-value precious metals concentrates. We are also continuing sales of silica flux material in 2013 to two Arizona smelters, Freeport McMoRan Miami Inc. and ASARCO LLC.

Commodity Supply Agreements

     In September 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to deliver a portion of the life-of-mine gold production (excluding all silver production) from our Summit silver-gold mine. Under the agreement we received advances of $4,000,000 as an upfront deposit, plus continue to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation has been reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining uncredited balance of the original $4,000,000 upfront deposit. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

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

     On June 28, 2011, the Company entered into Amendment 2 for the Gold Stream Agreement. The amendment extended the delivery date for the additional 700 ounces of gold agreed upon in Amendment 1 from June 30, 2011 until October 15, 2011. In exchange for the new deferred delivery date the Company agreed to pay a per diem of 3 ounces of gold for each day the additional gold under Amendment 1 remained outstanding past June 30, 2011 until the actual date of delivery, no later than October 15, 2011. On August 9, 2011 the Company satisfied the requirements of Amendment 2 and delivered 817 ounces of gold. The net cost of delivering the gold after receiving payment from Sandstorm of $400 per ounce delivered was $1,075,785.

     At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at September 30, 2013 and June 30, 2013 and are reported as Completion guarantee payable.

     Under the Gold Stream Agreement the Company has also recorded an obligation at September 30, 2013, of 3,492 ounces of undelivered gold valued at approximately $3.2 million, net of the Fixed Price of $400 per ounce to be received upon delivery.

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provides for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 Gold Stream Agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company has recorded an obligation of $234,735 at September 30, 2013 related to the Gold and Silver Supply Agreement.

     The Company refers to the Gold Stream Agreement and Gold and Silver Supply Agreement, collectively as the commodity supply agreements and records the costs related to these agreements in financing costs – commodity supply agreements.

NOTE 11 - STOCKHOLDERS’ EQUITY

Issuance of Warrants

     On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5 years, expected stock price volatility of 82.19%, and expected dividend yield of zero. The amount has been reported as stock compensation over the period of the agreement and $78,770 was expensed for the quarter ended September 30, 2013, with $-0- remaining as unreported stock compensation.

Stock Options and the 2007 Equity Incentive Plan

     During the three months ended September 30, 2013, 600,000 options were issued, 165,000 options cancelled and 200,000 options expired.

      On December 31, 2012, the Company granted five-year options to officers and various employees to purchase 525,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options will vest on January 1, 2014. The options were valued at $91,263 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.36%, expected life of 3.00 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $23,003 was expensed in the quarter ended September 30, 2013 and $23,004 will be reported over the remaining vesting period.

     On August 6, 2013, in connection with the appointment of three new directors, Company granted 200,000 five-year options to each new director. The options will vest on August 6, 2014. The options were valued at $44,558 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk-free interest rate of 0.62%, expected life of 3.0 years, stock price volatility of 82.66% and expected dividend yield of zero. Stock-based compensation of $6,836 was expensed in the quarter ended September 30, 2013 and $37,722 will be reported over the remaining vesting period.

      In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the three months ended September 30, 2013, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2013	8,970,000	$0.30	25,401,587	$0.67
Granted	600,000	$0.14	---	---
Canceled	(165,000)	$0.36	---	---
Expired	(200,000)	$1.19	---	---
Exercised	---	---	---	---
Outstanding at September 30, 2013	9,205,000	$0.27	25,401,587	$0.67

     Stock options and warrants outstanding and exercisable at September 30, 2013, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	0.02	$0.11	$0.30	6,750,000	6,750,000	1.25	$0.30
$0.14	600,000	--	4.85	$0.14	$0.40	11,806,786	11,806,786	3.73	$0.40
$0.32	500,000	500,000	4.25	$0.32	$0.91	500,000	500,000	2.84	$0.91
$0.36	3,705,000	3,240,000	4.25	$0.36	$1.00	600,000	600,000	3.11	$1.00
$1.00	250,000	250,000	1.54	$1.00	$1.06	253,773	253,773	0.78	$1.06
$1.30	150,000	150,000	0.11	$1.30	$1.25	250,000	250,000	1.30	$1.25
	--	--			$1.50	933,334	933,334	2.13	$1.50
	--	--			$1.625	461,539	461,539	1.25	$1.625
	--	--			$1.70	3,846,155	3,846,155	1.31	$1.70
	9,205,000	8,140,000				25,401,587	25,401,587

	Outstanding Options		2.31	$0.27	Outstanding Warrants			2.52	$0.67

	Exercisable Options		2.01	$0.27	Exercisable Warrants			2.52	$0.67

     As of September 30, 2013, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was approximately $228,000 and the aggregate intrinsic value of currently exercisable stock options and warrants was approximately $228,000. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.167 closing stock price of the common stock on September 30, 2013. The total number of in-the-money options and warrants vested and exercisable as of September 30, 2013, was 4,000,000.

     The total intrinsic value associated with options exercised during the three months ended September 30, 2013, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

     The total fair value of options and warrants granted during the three months ended September 30, 2013, was approximately $44,558. The total grant-date fair value of option and warrant shares vested during the three months ended September 30, 2013, was $-0-.

NOTE 12 – SUBSEQUENT EVENTS

     On October 3, 2013, we entered into an agreement to finance insurance premiums totaling $114,127 for worker’s compensation insurance.

     On October 15, 2013, the expiration date for 4,000,000 stock options was extended for a period of three years.

     As previously noted in the Company's Form 10-K for its fiscal year ended June 30, 2013, the Company has been exploring various alternatives to refinance its outstanding indebtedness. Additionally, the Company has been exploring available strategic alternatives. In this regard, the Company has retained Jett Capital Advisors, a New York based investment bank, as its financial advisor. Although the Company is in active discussions with several strategic and financial parties, the Company has not made any decision to pursue any specific strategic of financing transaction or alternative, and there can be no assurance that the exploration of strategic alternatives will result in the consummation of any transaction. If the Company fails to consummate a strategic or financing alternative, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

     During the Company's exploration and evaluation of possible financing and strategic alternatives, the Company has decided to temporarily suspend all mining operations. Key staff will continue to carry on limited activities in the interim.

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

     The following discussion summarizes the results of our operations for the three month period ended September 30, 2013, and compares those results to the three month period ended September 30, 2012. It also analyzes our financial condition at September 30, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2013, 2012 and 2011 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2013.

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

     The results of operations for the three months ended September 30, 2013, reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. We expect results of operations in fiscal 2014 to reflect improved performance of the Summit mine. However, there is significant uncertainty in our Summit estimates of both future costs and future revenues, and we require additional capital resources to complete our plans.

     Our sales decreased for the three months ended September 30, 2013 to $1,193,683 as compared to $5,578,654 for the same prior year period, a decrease of $ 4,384,971. Our sales for the current quarter were significantly lower than forecasted and were directly affected by various equipment issues resulting from an undercapitalization of our Summit project which decreased our production output for the period. We are seeking to raise additional capital to address the various equipment issues which would facilitate a return to forecasted production levels and ultimately profitability. Although our reported accounts receivable increased by approximately $552,000 at September 30, 2013 from June 30, 2013, in actuality the difference in accounts receivable would have reflected a decrease of approximately $453,000 from period to period notwithstanding the removal of certain accounts receivable from our books resulting from the sale of such accounts to Waterton in exchange for the execution of a waiver of default for non-payment entered into at June 30, 2013. The adjusted decrease in accounts receivable reflects a lower amount of payable ounces outstanding attributable primarily to a decrease in production for the quarter ended September 30, 2013 versus the prior quarter.

     We are dependent on additional financing to continue our exploration efforts in the future and if warranted, to develop and commence mining operations on our current undeveloped mineral properties. While we have no current arrangements for this additional capital requirement, we are actively exploring various alternative financing sources.

     We anticipate a need for at least $23 million over the next 12 months, and $48.0 million over the next 36 months in order to satisfy past commitments and notes, pay corporate overhead costs, complete Summit development, and fund feasibility studies and exploration programs as discussed under the Liquidity and Capital Resources section of this report. A portion of the required funding may be generated from cash flows from our Summit mine. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding on a basis acceptable to us can be secured.

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

     At September 30, 2013, we have a total accumulated deficit of $78,338,218 and have a working capital deficit of $19,200,737. To continue as a going concern, we are dependent on continued fund raising. However, we have no commitment from any party to provide additional capital and there is no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to us.

     Our consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

     As of September 30, 2013, we had cash and cash equivalents of $173,413 as compared to $115,094 at June 30, 2013 and we had accounts receivable of $826,265 at September 30, 2013 as compared to $273,797 at June 30, 2013. As of September 30, 2013, we had a working capital deficit of $19,200,737.

     In July 2013, we negotiated an additional A$2.0 million working capital injection from IGS by way of a secured convertible note. In conjunction with this financing, we are exploring a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note bears interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by our contractual rights in the Mogollon property. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon refinancing of our loan from Waterton. As of September 30, 2013, we have received advances totaling $1,250,000 in connection with the secured convertible note, and approximately $750,000 of advances from IGS remains to be received.

     At September 30, 2013, we were in arrears on payments totaling approximately $8.2 million under the Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm.

     On June 30, 2013, we signed a Waiver of Default Letter (the “Letter”) with Waterton wherein we agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. The transfer of the accounts receivable to Waterton were treated as payment towards outstanding interest payable amounts first with the remaining transfer of receivables treated as payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred was subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The final valuation of receivables under the Letter is $1,018,056. Under terms of the Letter, interest payable was reduced by $116,693, and the principal portion of the note was reduced by $739,118, while the final net amount recorded as financing costs in interest expense was $162,245 recorded over two quarters, with $168,643 recorded at June 30, 2013 and the final adjustment of $(6,398) recorded at September 30, 2013. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at September 30, 2013. Additionally, $772,008 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Other Accrued Liabilities at September 30, 2013.

     On September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement.

     Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement. We are currently exploring various financing alternatives to refinance or repay the remaining amounts outstanding to Waterton and Sandstorm. To do so, we will have to raise additional funds from external sources. There can be no assurance that additional financing will be available at all or on acceptable terms. If additional financing is not available, we may have to substantially reduce or cease operations. Further, if we fail to restructure or refinance the Waterton and Sandstorm indebtedness or should any of Waterton or Sandstorm’s indebtedness be accelerated, and we do not have adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern, we may be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us).

     We are continuing to work towards achieving our goal of sustained production of 10,000 tons of ore per month from the Summit mine. A key component of achieving sustained production will require an infusion of capital for additional equipment. Additionally, during fiscal 2014 we will be working towards optimizing the performance of the mine, with the objective of meeting or exceeding our targets of production for both tons and grades. Cost control and other measures also are planned to attempt to increase efficiency and profitability.

     Our Lordsburg flotation mill constitutes a strategic asset with flexibility to handle various ore types and has significant extra processing capacity. In addition to the Summit mine, we will place a strong emphasis on developing new sources of ore for the mill with acceptable transportation costs to the mill and thereby build our production profile.

     We engaged an independent engineering firm to prepare a Canadian standard NI 43-101 technical report on two deposits located at the Ortiz Gold Project site. The engineering firm completed a resource calculation in November 2012, which was released by International Goldfields Ltd as an Australian - standard JORC compliant resource statement.The NI 43-101 report in currently in an advanced draft form, and a Preliminary Economic Assessment has been completed. Currently the Company is conducting technical and baseline environmental studies in preparation for possible permitting and mining.

     In addition to exploring various alternatives to repay Waterton and Sandstorm, we are actively seeking funding to advance our business plan and strategies. We will require funds to meet our corporate commitments including debt obligations, to complete Summit development and procure additional mining equipment, to continue feasibility studies on our mineral properties and to initiate exploration programs. A portion of the funds required may be generated from our Summit mine. We project the need for a minimum of $23 million over the next 12 months for these and other activities.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2013 and 2012

     Sales, net

     During the three months ended September 30, 2013, we generated $1,193,683 in concentrate and flux sales, net of treatment charges, compared to $5,578,654 for the three months ended September 30, 2012, a 79% decrease of $4,384,971. The change is primarily the result of a 61% drop-off in production related to an increase in equipment downtime for our primary pieces of production equipment. A decrease in the average prices for gold and silver between the quarters ending September 30, 2013 and September 30, 2012 of approximately 20% and 29%, respectively, also contributed to a decrease in revenue. The average grade for gold between the comparable periods decreased slightly by 3%, while the average silver grade decreased by approximately 15%.

     Costs applicable to sales

     During the three months ended September 30, 2013, costs applicable to sales totaled $2,176,917 as compared to $3,368,110 for the same comparable period in 2012, a decrease of 35%. The decrease for the period corresponds with the decrease in production over the same period. Although the tons processed for the current quarter decreased by 61%, a portion of costs applicable to sales remain fixed and therefore costs applicable to sales did not reflect the same percentage decrease as the drop in production over the same period.

     Exploration

     Exploration costs were $90,613 for the three months ended September 30, 2013, as compared to $127,421, a decrease of approximately $37,000 over the same comparable period in 2012. We have reduced expenditures related to exploration as we continue to focus our resources on addressing reduced production levels and mining equipment downtime issues.

     General and Administrative

     General and administrative expenses increased to $843,238 for the three months ended September 30, 2013, from $774,042 for the comparative three month period ended September 30, 2012, an increase of approximately $69,000. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. Contributing to the increase are higher professional and consulting expenditures, primarily for legal services relating to fund raising activities. These were offset largely by a decrease in stock-based compensation recognized for the current period.

     Depreciation and Amortization

     Depreciation and amortization expense decreased to $774,459 for the three months ended September 30, 2013, as compared to $1,085,344 for the three months ended September 30, 2012. The decrease for the period is attributable to the decrease in production and a corresponding decrease in the amortization of mine development costs which are amortized on a units-of-production basis.

     Other Income and Expenses

     Other income and (expenses) for the three months ended September 30, 2013, was $(1,307,517) as compared to $(2,643,491) for the three months ended September 30, 2012.

     The net decrease in expenses of approximately $1,336,000 for the three months ended September 30, 2013 compared to the same comparable period in 2012, is mainly comprised of the following components: decreased loss recognized on derivative instrument liabilities of approximately $560,000; decrease in financing costs related to the commodity supply agreements approximating $640,000; and a decrease in interest expense of approximately $129,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

     Gain (Loss) on Derivative Financial Instruments

     For the three months ended September 30, 2013, the loss on derivative financial instruments totaled $(291,996) as compared to $(852,132) for the three months ended September 30, 2012. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

     Accretion of Discounts on Notes Payable

     For the three months ended September 30, 2013, accretion of discounts on notes payable totaled $9,896 as compared to $3,861 for the three months ended September 30, 2012. The small increase is the result of the issuance of warrants and a corresponding discount recorded and accreted in relation to the extension of due dates for senior subordinated convertible notes aggregating $450,000.

     Financing costs – commodity supply agreements

     The commodity supply agreements require the delivery of gold and silver relating directly to production. For the three months ended September 30, 2013, financing costs – commodity supply agreements totaled $690,887 as compared to $1,331,437 for the three months ended September 30, 2012. A reduction of approximately 1,749 gold equivalent ounces subject to the commodity supply agreements, combined with a decrease in the average price of gold over the corresponding periods of approximately $327 per ounce, directly contributed to the decrease from comparable period to period.

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

PRODUCTION STATISTICS

	3 Months	3 Months
	Ended	Ended
	09/30/13	09/30/12
Production Summary
Tons Processed	9,405	24,384
Tons Processed per Day	149	375

Grade
Average Gold Grade(oz./ton)	0.084	0.087
Average Silver Grade(oz./ton)	3.719	4.368

Contained Metals
Gold (Oz.'s)	782	2,122
Silver (Oz's.)	34,183	106,156

SALES STATISTICS

	3 Months	3 Months
	Ended	Ended
	09/30/13	09/30/12
Average metal prices - Realized
Gold (Oz's.)	$1,375	$1,794
Silver (Oz's.)	$24	$35

Payable metals sold
Gold (Oz.'s)	422	1,443
Silver (Oz's.)	25,648	84,508

Gold equivalent ounces sold
Gold Ounces	422	1,443
Gold Equivalent Ounces from Silver	421	1,659
Total Gold Equivalent Ounces	843	3,102

Sales (in thousands):
Gross before provisional pricing	$1,303	$5,102
Provisional pricing mark-to-market	(58)	706
Gross after provisional pricing	1,245	5,808
Treatment and refining charges	(51)	(230)
Net Revenues	$1,194	$5,578

Average realized price per gold equivalent
ounce:
Gross before adjustments	$1,545	$1,645
Provisional pricing mark-to-market	(69)	228
Gross after provisional pricing	1,476	1,873
Treatment and refining charges	(61)	(74)
Net realized price per gold equivalent ounce	$1,415	$1,799

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

     We also utilize operating cash costs per gold equivalent ounce to measure our performance. The principal difference between operating cash costs and total cash costs is that operating cash costs exclude royalty payments and resource taxes whereas total cash costs include royalty payments and resource taxes. Total cash cost per ounce figures for all periods presented in this Management’s Discussion and Analysis are presented on an ounces sold basis. There can be no assurance that our reporting of these Non-GAAP measures is similar to that reported by other mining companies.

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

     The increase in cash costs per gold equivalent ounce from quarter to quarter is the direct result of a decrease in gold equivalent ounces sold resulting from fewer tons processed for the current quarter, accompanied by a 15% decrease in the average grade for silver and a slight decrease in the average grade for gold. Equipment issues encountered during the period are primarily responsible for the decrease, and we are continuing to work to resolve the issues and are actively seeking funding for additional production equipment and additional working capital. Although operating costs decreased concurrent with the decrease in production for the current quarter, a larger percentage decrease in total operating costs was not experienced due to that portion of production costs which remain fixed.

CASH COST STATISTICS

	3 Months	3 Months
	Ended	Ended
	09/30/13	09/30/12
Total Gold Equivalent Ounces Sold	843	3,102

Costs applicable to sales	$2,176,917	$3,368,110
Treatment & Refining Charges	$51,166	$230,164
Royalties	$69,645	$(421,472)
Resource Taxes	$(37,500)	(34,908)
Total Operating Cash Costs	$2,260,228	$3,141,894

Operating Cash Cost per Gold Equivalent Ounce Sold	$2,680	$1,013

Operating Cash Costs	$2,260,228	$3 ,141,894
Royalties	$(69,645)	$421,472
Resource Taxes	$37,500	$34,908
Total Cash Costs	$2,228,083	$3,598,274

Total Cash Cost per Gold Equivalent Ounce Sold	$2,642	$1,160

Factors Affecting Future Operating Results

     We continue to deploy our plan to place the Company on an improved financial footing, including refinancing existing debt obligations and securing additional production equipment and corresponding working capital related to increased production. We plan to procure capital with a combination of short and long term financing arrangements and/or equity placements as required. If we are able to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our current property sites and to strengthen our overall financial position.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2013, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of September 30, 2013. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for our year fiscal ended June 30, 2013, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

     As of September 30, 2013, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended September 30, 2013 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”): - 3; (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.);

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(d): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $1,404;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

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

Date: November 14, 2013	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, and Director

/s/ Michael P. Martinez
Michael P. Martinez
Chief Financial Officer