Form 10-Q
period 2013-12-31
Santa Fe Gold CORP
filed 2014-02-14
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,858,857 shares outstanding as of February 14, 2014.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

     PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2013	2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$91,218	$115,094
Accounts receivable	581,842	273,797
Inventory	118,656	241,214
Prepaid expenses and other current assets	494,078	457,377
Total Current Assets	1,285,794	1,087,482
MINERAL PROPERTIES	599,897	599,897

PROPERTY, PLANT AND EQUIPMENT,
net of depreciation of $12,353,649 and $11,162,024, respectively	20,259,806	21,726,196
OTHER ASSETS:
Idle equipment, net	1,173,528	1,223,528
Restricted cash	231,716	231,716
Mogollon option costs	814,159	761,914
Deferred financing costs, net	194,172	323,348
Total Other Assets	2,413,575	2,540,506
Total Assets	$24,559,072	$25,954,081

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,155,834	$2,748,549
Accrued liabilities	6,742,499	4,606,409
Derivative instrument liabilities	351,545	496,920
Senior subordinated convertible notes payable, current portion, net of discounts of $40,149	409,851	-
Notes payable, current portion	7,335,746	7,185,877
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	21,355,348	18,397,628
LONG TERM LIABILITIES:
Notes payable, net of current portion	247,014	330,192
Senior subordinated convertible notes payable, net of current portion and net of discounts of $-0- and $60,482, respectively	4,569,595	3,951,310
Asset retirement obligation	230,511	167,746
Total Liabilities	26,402,468	22,846,876
STOCKHOLDERS' (DEFICIT) EQUITY :
Common stock, $.002 par value, 300,000,000 shares authorized; 117,599,598 and 117,599,598 shares issued and outstanding, respectively	235,199	235,199
Additional paid in capital	77,605,514	77,210,649
Accumulated (deficit)	(79,684,109)	(74,338,643)
Total Stockholders' (Deficit) Equity	(1,843,396)	3,107,205
Total Liabilities and Stockholders' (Deficit) Equity	$24,559,072	$25,954,081

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

SALES, net	$1,025,574	$4,363,264	$2,219,257	$9,941,918

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	1,036,288	3,245,602	3,213,205	6,613,712
Exploration and other mine related costs	143,564	544,964	234,177	672,386
General and administrative	1,060,807	1,017,945	1,904,045	1,791,986
Depreciation and amortization	660,860	1,116,700	1,435,319	2,202,045
Accretion of asset retirement obligation	689	2,520	1,203	5,251
Total Operating Costs and Expenses	2,902,208	5,927,731	6,787,949	11,285,380

LOSS FROM OPERATIONS	(1,876,634)	(1,564,467)	(4,568,692)	(1,343,462)

OTHER INCOME (EXPENSE):
Interest income	-	1,632	-	1,632
Miscellaneous income	13,387	-	13,387	-
Foreign currency translation	237,888	(59,690)	250,177	(59,690)
Gain (loss) on derivative instrument liabilities	437,371	529,824	145,375	(322,308)
Accretion of discounts on notes payable	(10,437)	(1,703)	(20,333)	(5,564)
Financing costs - commodity supply agreements	206,242	(937,288)	(484,645)	(2,268,725)
Interest expense	(353,708)	(829,075)	(680,735)	(1,285,136)
Total Other Income (Expense)	530,743	(1,296,300)	(776,774)	(3,939,791)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,345,891)	(2,860,767)	(5,345,466)	(5,283,253)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(1,345,891)	(2,860,767)	(5,345,466)	(5,283,253)
OTHER COMPREHENSIVE (LOSS)
Unrealized loss on marketable securities	-	(10,696)	-	(8,651)

NET COMPREHENSIVE (LOSS)	$(1,345,891)	$(2,871,463)	$(5,345,466)	$(5,291,904)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and diluted	117,599,598	117,537,970	117,599,598	115,916,060

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,345,466)	$(5,283,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and depletion	1,435,319	2,202,045
Stock-based compensation	394,864	812,988
Accretion of discount on notes payable	20,333	5,564
Accretion of asset retirement obligation	1,203	5,251
(Gain) loss on derivative instrument liabilities	(145,375)	322,308
(Gain) on disposal of equipment	(134,995)	-
Amortization of deferred financing costs	129,176	104,490
(Gain) loss on foreign currency translation	(250,177)	59,690
Net change in operating assets and liabilities:
Accounts receivable	(308,045)	(3,217,267)
Inventory	122,558	149,178
Prepaid expenses and other current assets	(36,701)	123,905
Mogollon option costs	(52,245)	(450,000)
Accounts payable and accrued liabilities	2,551,356	2,333,075
Net Cash (Used) in Operating Activities	(1,618,195)	(2,832,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	464,500	-
Purchases of property, equipment and mine development	(186,872)	(641,312)
Net Cash Provided by (Used) in Investing Activities	277,628	(641,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,250,000	3,985,000
Proceeds from issuance of stock	-	1,873,261
Proceeds from notes payable	197,327	-
Payments on notes payable	(130,636)	(2,472,265)
Payments on capital leases	-	(20,462)
Net Cash Provided by Financing Activities	1,316,691	3,365,534
DECREASE IN CASH AND CASH EQUIVALENTS	(23,876)	(107,804)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,094	614,385
CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,218	$506,581

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$24,746	$504,312
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$39,000
Insurance financed with notes payable	$168,182	$122,212

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

     Santa Fe Gold Corporation (the “Company” or “Santa Fe”) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore and develop mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold project in New Mexico, the leased Ortiz gold property in New Mexico, and the 100% owned Black Canyon mica project in Arizona.

     On November 8, 2013, the Company suspended all mining operations and placed its Summit mine and mill on a care and maintenance program. On January 23, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Tyhee Gold Corp. (TSX Venture: TDC) (“Tyhee”), and Tyhee Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyhee (“Merger Sub”). In connection with the execution of the Merger Agreement, each of Santa Fe’s three senior secured creditors, Waterton Global Value, L.P. (“Waterton”), Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd. (“Sandstorm”), and International Goldfields Limited (“IGS”), have entered into respective preliminary agreements to restructure collectively more than $23.1 million of Santa Fe indebtedness (collectively, the “Debt Restructurings”). The closing of the merger is subject to customary closing conditions, as well as the consummation of the Debt Restructurings, approval by Santa Fe stockholders, receipt of the approval of the TSX Venture Exchange, and Tyhee closing a qualified financing of at least $20 million. The transaction is expected to close in the second quarter of 2014. See NOTE 13 – SUBSEQUENT EVENTS, for additional details.

     There can be no assurance that the transactions contemplated by the Merger Agreement will be consummated. If we fail to consummate the transactions contemplated by the Merger Agreement or another strategic or financing alternative, we will not have adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

     The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2014. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission (‘SEC”) on September 30, 2013.

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

     The Company has incurred a loss of $5,345,466 for the six months ended December 31, 2013, and has a total accumulated deficit of $79,684,109 and a working capital deficit at December 31, 2013 of $20,069,554. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material.

     On November 8, 2013 the Company suspended all mining operations and placed the mine and mill on a care and maintenance program. The Company is currently working to restructure its debts and obtain adequate capital to restart operations.

     To continue as a going concern, the Company is dependent on closing of the Debt Restructurings, the closing of the merger with Tyhee or another strategic transaction, continued fund raising for project development, repayment of various debt facilities and payment of operating and financing expenses until production at the Summit mine site attains cash flow sufficient to cover the Company’s costs. In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee is obligated to advance up to $3.0 million to the Company in accordance with the terms thereof. As of February 14, 2014, Tyhee has advanced $1,515,832 to the Company pursuant to the terms of the Bridge Loan. Except for the Bridge Loan, the Company has no current continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available in the event the Company is unable to secure additional working capital advances under the Bridge Loan, or if available, that its terms will be favorable or acceptable to the Company. If the Company fails to consummate the transactions contemplated by the Merger Agreement or another strategic or financing alternative, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

     At December 31, 2013, the Company was in arrears on payments totaling approximately $8.4 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.6 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm. On June 30, 2013, the Company signed a Waiver of Default Letter with Waterton wherein Waterton agreed to waive any payment defaults under the Credit Agreement. In connection with the Merger Agreement, Santa Fe, Tyhee and Waterton executed a non-binding Term Sheet regarding a proposed restructuring of the Credit Agreement. The term sheet with Waterton is non-binding and on September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default. See NOTE 13 - SUBSEQUENT EVENTS, for additional details.

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

Fair Value Measurements

     The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2013 and June 30, 2013, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Accounts Receivable

     Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of December 31, 2013, and June 30, 2013.

On June 30, 2013, the Company signed a Waiver of Default Letter (the "Letter") with Waterton wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for Waterton's waiver for non-payment under the Senior Secured Gold Stream Agreement. The transfer of the accounts receivable to Waterton are to be applied as payment towards outstanding interest amounts first and any remaining transfer of receivables are then applied as payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables transferred under the Letter was $1,053,599 at June 30, 2013.

As of September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Additionally, $813,919 of collected accounts receivable sold to Waterton still remains to be remitted to them and is recorded in Other Accrued Liabilities at December 31, 2013. See NOTE 7 - SENIOR SECURED GOLD STREAM CREDIT AGREEMENT.

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

     In-process Inventories: In-process inventories represent materials that are currently in the process of being converted to a saleable product. In-process inventories are valued at the lower of average cost or net realizable value attributable to the source material plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

     Mine development is amortized using the units-of-production method based upon estimated recoverable tonnage in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body.

Idle Equipment

     The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $1,173,528 and $1,223,528 as of December 31, 2013 and June 30, 2013, respectively. The Company evaluates the carrying value of the idle equipment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The Company has not recorded any impairment during the six months ended December 31, 2013.

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

Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. As of December 31, 2013, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

Reclamation Costs

     Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based upon when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. As of December 31, 2013 and June 30, 2013, the Company had a reclamation obligation totaling $230,511 and $167,746, respectively.

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

Net Loss Per Share

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the six month periods ended December 31, 2013 and 2012, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. The adoption of this ASU did not have a material impact on the Company’s results of operations, cash flows or financial condition.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

     The following table provides the components of inventory as of:

	December 31,	June 30,
	2013	2013
Stockpiled ore	$20,414	$0
In-process material	24,495	31,203
Siliceous flux material	25,517	15,477
Precious metals concentrate	48,230	194,534
	$118,656	$241,214

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of:

	December 31,	June 30,
	2013	2013
Interest	$907,528	$368,747
Vacation	22,967	98,176
Wages	-	77,260
Franchise taxes	30,100	15,050
Royalties	1,106,368	946,071
Other	35,614	15,524
Audit	27,083	27,083
Property taxes	559,680	226,507
Mining taxes	7,966	47,485
Receivables due Waterton	813,919	-
Commodity supply agreements	3,231,274	2,784,506
	$6,742,499	$4,606,409

     (See NOTE 10 – CONTINGENCIES AND COMMITMENTS, regarding further details of Commodity supply agreements.)

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

     The fair market value of the derivative instruments liabilities at December 31, 2013, was determined to be $351,545 with the following assumptions: (1) risk free interest rate of 0.10% to 1.12%, (2) remaining contractual life of 0.47 to 3.71 years, (3) expected stock price volatility of 100.28% to 192.24%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the six months ended December 31, 2013, of $145,375 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the six months
ended
	June 30, 2013	December 31, 2013	December 31, 2013

Warrants	$496,920	$351,545	$145,375

     The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 6 –CONVERTIBLE NOTES PAYABLE

Senior Subordinated Convertible Notes

      On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each and bear interest at 10% per annum. The notes had term of 60 months at which time all remaining principal and interest was due. Interest accrued for 18 months from the date of closing. Interest on the outstanding principal balance was payable in quarterly installments commencing on the first day of the 19th month following closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. At the option of the holders of the convertible notes, the outstanding principal and interest was convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes were to be automatically converted into common stock if the weighted average closing sales price of the stock exceeded $2.50 per share for ten consecutive trading days. The shares underlying the notes and warrants are to be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

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

     At December 31, 2013 and June 30, 2013, the outstanding principal balance on the senior subordinated convertible notes, was $450,000 and along with the unamortized discount is classified as current.

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

     In July 2013, the Company negotiated an additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, the Company is exploring a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon a refinancing of the Company’s loan from Waterton. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of December 31, 2013, the Company has received advances totaling $1,250,000 in connection with the secured convertible note, and approximately $750,000 of advances from IGS remains to be received. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. At December 31, 2013, the outstanding balance on the Secured Convertible Notes was $4,569,595. See NOTE 13 – SUBSEQUENT EVENTS, for additional details.

     The components of the convertible notes payable are as follows:

December 31, 2013:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(40,149)	$409,851
Long-term portion, net of current	4,569,595	-	4,569,595

	$5,019,595	$(40,149)	$4,979,446

June 30, 2013:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	4,011,792	(60,482)	3,951,310

	$4,011,792	$(60,482)	$3,951,310

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

     The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortized over a 12-month term with the first payment due July 31, 2012. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. See NOTE 10 - COMMITMENTS.

     Pursuant to a series of guarantees, security agreements, deeds of trust, a mortgage and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and on liens covering substantially all of the Company’s assets, with the exception of the Ortiz gold project, including the Summit silver-gold project, the Black Canyon mica project, and the Planet micaceous iron oxide project. Existing creditor, Sandstorm Gold (Barbados) Ltd., executed an intercreditor agreement that provides for subordination of its security interests in favor of Waterton. The outstanding principal amounts owed under the Credit Agreement are aggregated with Notes Payable for financial statement presentation. See NOTE 8 - NOTES PAYABLE.

     On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment provided for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The Company has not made the principal payments for February 2013 or subsequent months. In addition, the July through December 2013 interest payments have not been made and are outstanding at December 31, 2013.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. The transfer of the accounts receivable to Waterton were applied as payment towards outstanding interest payable amounts first with any remaining transfer of receivables treated as payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred was subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The initial valuation of receivables under the Letter was $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable was reduced by $116,693 and the principal portion of the note was reduced by $768,263, while the remaining $168,643 was recorded as financing costs in interest expense at June 30, 2013. The outstanding principal balance on the note after reduction for the transferred receivables was $7,011,282 at June 30, 2013.

     As of September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense is $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at December 31, 2013. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Other Accrued Liabilities at December 31, 2013.

     Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. In connection with the Merger Agreement, Santa Fe, Tyhee and Waterton executed a non-binding Term Sheet regarding a proposed restructuring of the Credit Agreement. The term sheet with Waterton is non-binding. In the event that the Debt Restructurings are not consummated, or should any of Waterton’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). See NOTE 13 –SUBSEQUENT EVENTS, for additional details.

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

     On October 1, 2013, the Company entered into an agreement to finance insurance premiums in the amount of $168,182 at an interest rate of 4.70% with equal payments of $19,055 including interest, due monthly beginning November 1, 2013 and continuing through July 2014.

     The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	December 31,	June 30,
	2013	2013

Installment sales contract on equipment, interest at 10.00%, payable in 12 monthly installments of $13,073, including interest through July 2013.	$ -	$ 1,438

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	24,186	31,797

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	386,829	457,760

Financing contract on insurance premiums, interest at 4.70%, payable in 9 monthly installments of $19,045, including interest through July 2014.	131,318	-

Financing contract on insurance premiums, interest at 4.70%, payable in 9 monthly installments of $13,846, including interest through July 2013.	-	13,792

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,040,427	7,011,282

Total Outstanding Notes Payable	7,582,760	7,516,069
Less: Current portion	(7,335,746)	(7,185,877)
Notes payable, net of current portion and discount	$247,014	$330,192

The aggregate maturities of notes payable as of December 31, 2013, is as follows:

Year ending June 30,
2014	7,252,569
2015	168,773
2016	161,418

Total Outstanding Notes Payable	$7,582,760

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

     Asset and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

     The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of December 31, 2013 and June 30, 2013 are as follows:

				Balance at
	Level 1	Level 2	Level 3	December, 31,
				2013
Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$351,545	$351,545

				Balance at
	Level 1	Level 2	Level 3	June 30, 2013
Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$496,920	$496,920

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2013:

Derivative instruments liabilities at June 30, 2013	$496,920
Gain on derivative instrument liabilities	145,375
Derivative instruments liabilities at December 31, 2013	$351,545

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

Mogollon Option Agreement

     On October 22, 2012, the Company entered into the Mogollon Option Agreement (the “Option Agreement”) with Columbus Exploration Corporation (“Columbus”), formerly Columbus Silver Corporation, following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule calls for $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments.

     On June 28, 2013 the Company entered into Amendment No. 1 to the Mogollon Option Agreement with Columbus. The amendment defers the due dates of option payments. In accordance with the amendment, the Company paid $50,000 in July 2013 and has an amended payment of $887,500 due on or before December 30, 2013, with three additional payments of $937,500 each due on June 30, 2014, December 30, 2014, and June 30, 2015. In consideration for the amendment, the Company transferred to Columbus its common shares held in the capital of Columbus Exploration Corporation valued at $11,914 at the time of transfer. The Company did not make the payment of $887,500 due on December 30, 2013, and as of December 31, 2013 has made total payments of $814,159 under the Option Agreement. The Company is currently in discussions with Columbus regarding amending the payment schedule for the amount which was due on December 30, 2013, although no firm agreement has been reached. Additionally, there is no guarantee that an acceptable agreement will be reached. If an acceptable agreement cannot be reached the Company would likely lose its option to purchase the Mogollon property including prior payments.

Smelting Contracts

     We currently have sales contract with LS Nikko, a South Korean smelter, and Aurubis A.G., a German smelter, to sell our 2013 production of high-value precious metals concentrates. We are also continuing sales of silica flux material in 2013 to two Arizona smelters, Freeport McMoRan Miami Inc. and ASARCO LLC.

Commodity Supply Agreements

     In September 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (TSX-V: SSL) (“Sandstorm”) to deliver a portion of the life-of-mine gold production (excluding all silver production) from our Summit silver-gold mine. Under the agreement we received advances of $4,000,000 as an upfront deposit, plus continue to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation is reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining uncredited balance of the original $4,000,000 upfront deposit. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

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

     At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at December 31, 2013 and June 30, 2013 and are reported as the Completion guarantee payable.

     Under the Gold Stream Agreement the Company has also recorded an obligation at December 31, 2013, of 3,736 ounces of undelivered gold valued at approximately $3.0 million, net of the Fixed Price of $400 per ounce to be received upon delivery.

     On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 Gold Stream Agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company has recorded an obligation of $236,761 at December 31, 2013 related to the Gold and Silver Supply Agreement.

     The Company refers to the Gold Stream Agreement and Gold and Silver Supply Agreement collectively as the commodity supply agreements and records the costs related to these agreements in financing costs – commodity supply agreements.

     See NOTE 13- SUBSEQUENT EVENTS, for additional details regarding the Gold Stream Agreement with Sandstorm, and the Credit Agreement and the Gold and Silver Supply Agreement with Waterton.

NOTE 11 - STOCKHOLDERS’ EQUITY

Issuance of Warrants

      On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5 years, expected stock price volatility of 82.19%, and expected dividend yield of zero. The amount has been reported as stock compensation over the period of the agreement and $78,770 was expensed during the six months ended December 31, 2013, with $-0- remaining as unreported stock compensation.

Stock Options and the 2007 Equity Incentive Plan

     During the six months ended December 31, 2013, 600,000 options were granted, 270,000 options cancelled and 350,000 options expired.

      On December 31, 2012, the Company granted five-year options to officers and various employees to purchase 525,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options will vest on January 1, 2014. The options were valued at $91,263 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.36%, expected life of 3.00 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $46,007 was expensed during the six months ended December 31, 2013 and with $-0- remaining as unreported stock compensation.

     On August 6, 2013, in connection with the appointment of three new directors, Company granted 200,000 five-year options to each new director. The options will vest on August 6, 2014. The options were valued at $44,558 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk-free interest rate of 0.62%, expected life of 3.0 years, stock price volatility of 82.66% and expected dividend yield of zero. Stock-based compensation of $18,067 was expensed during the six months ended December 31, 2013 and $26,491 will be reported over the remaining vesting period.

     On October 15, 2013, the Company amended the expiration date of an aggregate of 4,000,000 outstanding common stock options. The options were originally scheduled to expire on October 15, 2013. The expiration date of the 4,000,000 options was extended to October 15, 2016. The incremental increase in the fair value of the options was determined to be $252,020 using the Black-Scholes option pricing model and was expensed as stock-based compensation during six months ended December 31, 2013. The options were valued using the following significant assumptions: a risk-free interest rate of 0.16%, expected life of 1.5 years, stock price volatility of 79.28% and expected dividend yield of zero.

     In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

     Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the six months ended December 31, 2013, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2013	8,970,000	$0.30	25,401,587	$0.67
Granted	600,000	$0.14	---	---
Canceled	(270,000)	$0.36	---	---
Expired	(350,000)	$1.24	---	---
Exercised	---	---	---	---
Outstanding at December 31, 2013	8,950,000	$0.25	25,401,587	$0.67

Stock options and warrants outstanding and exercisable at December 31, 2013, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	2.79	$ 0.11	$ 0.30	6,750,000	6,750,000	1.00	$ 0.30
$0.14	600,000	--	4.60	$ 0.14	$ 0.40	11,806,786	11,806,786	3.48	$ 0.40
$0.32	500,000	500,000	4.00	$ 0.32	$ 0.91	500,000	500,000	2.59	$ 0.91
$0.36	3,600,000	3,185,000	4.44	$ 0.36	$ 1.00	600,000	600,000	2.85	$ 1.00
$1.00	250,000	250,000	1.29	$ 1.00	$ 1.06	253,773	253,773	0.52	$ 1.06
	--	--			$ 1.25	250,000	250,000	1.04	$ 1.25
	--	--			$ 1.50	933,334	933,334	1.88	$ 1.50
	--	--			$ 1.625	461,539	461,539.99		$ 1.625
	--	--			$ 1.70	3,846,155	3,846,155	1.05	$ 1.70
	8,950,000	7,935,000				25,401,587	25,401,587

	Outstanding Options		3.43	$ 0.25	Outstanding Warrants			2.27	$ 0.67

	Exercisable Options		3.31	$ 0.25	Exercisable Warrants			2.27	$ 0.67

     As of December 31, 2013, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $-0- and the aggregate intrinsic value of currently exercisable stock options and warrants was $-0-. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.08 closing stock price of the common stock on December 31, 2013. There were no In-the-money options and warrants vested and exercisable as of December 31, 2013.

     The total intrinsic value associated with options exercised during the six months ended December 31, 2013, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

     The total fair value of options and warrants granted and extended during the six months ended December 31, 2013, was approximately $296,579. The total grant-date fair value of option and warrant shares vested during the six months ended December 31, 2013, was $16,189.

NOTE 12 – LEGAL PROCEEDINGS

     In October 2013 Lone Mountain Ranch, LLC, owner of the surface estate overlying our Ortiz gold property, filed a lawsuit against the Company and our lessor, Ortiz Mines, Inc. The lawsuit seeks to clarify Lone Mountain Ranch's rights and obligations under the split estate regime. Specifically, Lone Mountain Ranch seeks a declaratory judgment that it may participate in permit hearings, agency proceedings, and private activities related to the permitting of the Ortiz project without being in violation of common law duties to not interfere with development of the mineral estate.

NOTE 13 – SUBSEQUENT EVENTS

THE TYHEE MERGER AGREEMENT

     On January 23, 2014, Santa Fe entered into the Merger Agreement with Tyhee and Merger Sub. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company to be the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of Tyhee (the “Merger”).

     Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (the “Company Common Stock”) will be converted into and become the right to receive: (a) 0.9 of one common share of Tyhee (the “Tyhee Common Shares”) and (b) 0.45 of one warrant, with each whole warrant entitling the holder to purchase one Tyhee Common Share, at an exercise price of Cd$0.25 per Tyhee Common Share for a period of four years (the “Tyhee Warrants”). In addition, unless previously cancelled, exchanged or terminated, any stock options and warrants to purchase Company Common Stock outstanding at the effective time of the Merger will remain outstanding following the Merger and will thereafter be exercisable for Tyhee Common Shares, in accordance with their terms.

     Completion of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of outstanding Company Common Stock, (ii) the Securities and Exchange Commission (the “SEC”) has declared effective a Registration Statement registering the Tyhee Common Shares and Tyhee Warrants under the Securities Act of 1933, as amended, (iii) the consummation of the comprehensive secured debt restructurings noted below, (iv) receipt of the approval of the TSX Venture Exchange, and (v) Tyhee closing a qualified financing of at least $20 million (a “Qualified Financing”). It is anticipated that the Merger will qualify as a “tax free reorganization” for U.S. federal income tax purposes.

     The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company, and has agreed to certain restrictions on its ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of the Company’s Board of Directors. The Merger Agreement also contains customary termination provisions for the Company and Tyhee, and provides that, in connection with termination of the Merger Agreement under specified circumstances, generally involving competing transactions or a change in the recommendation of the Company’s Board of Directors in favor of the Merger, the Company may be required to pay Tyhee a termination fee equal to $300,000. In addition, failure of the Company stockholders to approve and adopt the Merger Agreement at a Company meeting of stockholders may require the Company to pay Tyhee the same termination fee. The Merger Agreement further provides that Tyhee may be required to pay Santa Fe a termination fee equal to $300,000 in the event that Tyhee fails to consummate a Qualified Financing for reasons other than the occurrence of certain events of major financial occurrence of national or international consequence or if the price of gold, as reported by COMEX, should fall below $900 per troy ounce for ten consecutive trading days.

     Under the terms of the Merger Agreement, during the period between the signing of the Merger Agreement and the closing of the Merger, the Company has agreed to continue to carry on its business in the ordinary course, and to manage its business in accordance with an interim operating plan mutually agreed upon between the Company and Tyhee. Tyhee has appointed a liaison officer to assist in the management of the business of the Company until the closing of the Merger.

     Upon closing of the merger, Santa Fe’s president and CEO, Dr. W. Pierce Carson, will become a consultant to Tyhee and a member of Tyhee’s board of directors. Upon closing of the Merger, Tyhee will be obligated to make payments to Dr. Carson pursuant to his existing Employment Agreement, Royalty Agreement and Change in Control Agreement, as set forth in as set forth in Exhibit 1.7(a)(ii) to the Merger Agreement.

     Upon the unanimous recommendation of a special committee of the Board of Directors of the Company (the “Special Committee”) comprised entirely of independent and disinterested directors, the Board of Directors of the Company approved the Merger Agreement. Jett Capital Advisors advised the Special Committee and the Company’s Board of Directors in conjunction with the Merger Agreement.

     The Merger Agreement is attached as Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on January 27, 2014 (the “January 27 Form 8-K”), and available at www.sec.gov. This is intended to provide the Company’s stockholders with information regarding the terms of the proposed Merger, and is not intended to otherwise modify or supersede any factual disclosures about the Company or Tyhee in the Company’s public reports filed with the SEC. In particular, the Merger Agreement and this summary of terms are not intended to be, and should not be relied upon as, disclosures regarding any facts or circumstances relating to the Company or Tyhee. The representations and warranties have been negotiated with the principal purpose of (i) establishing the circumstances under which the parties may have a right to terminate the Merger Agreement, and (ii) allocating risk between the parties, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from that generally applicable under the federal securities laws.

     The foregoing description of the Merger and the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the January 27 Form 8-K.

THE TYHEE BRIDGE LOAN AGREEMENT

     In conjunction with the Merger Agreement, Tyhee and Santa Fe entered into a Bridge Loan Agreement, pursuant to which Tyhee is obligated to advance up to $3.0 million to Santa Fe in accordance with the terms thereof. As of February 14, 2014, Tyhee has advanced $1,515,832 in accordance with the terms of the Bridge Loan. The principal amount of the Bridge Loan becomes due and payable upon termination of the Merger Agreement or, following completion of the merger, will be converted to an intercompany loan. Santa Fe may prepay the principal amount and accrued interest of the Bridge Loan at any time and from time to time without penalty. The Bridge Loan Agreement contains other terms and conditions, and a copy is included as Exhibit A to the Merger Agreement, which is included as an Exhibit to the January 27 Form 8-K.

THE ANTICIPATED SECURED DEBT RESTRUCTURINGS

     In connection with the execution of the Merger Agreement, each of Santa Fe’s three senior secured creditors, Waterton, Sandstorm and IGS, have entered into respective agreements to restructure collectively more than $23.1 million of Santa Fe indebtedness (collectively, the “Debt Restructurings”). The following is a summary of the Debt Restructurings:

WATERTON RESTRUCTURING TERM SHEET

In connection with the Merger Agreement, Santa Fe, Tyhee and Waterton have executed a non-binding Term Sheet (the “Waterton Term Sheet”) re Proposed Restructuring of Existing Senior Secured Gold Stream Credit Agreement (the “Waterton Credit Agreement”). The Waterton Term Sheet contemplates that:

  the principal, interest and other amounts owed by Santa Fe to Waterton will be $10,041,000;
  the transactions contemplated by the Waterton Term Sheet will be effective upon closing of the Merger;
  Tyhee will become an additional guarantor of Santa Fe’s obligations to Waterton;
  the maturity date of the Waterton Credit Agreement will be extended to June 30, 2016;

  Santa Fe will repay amounts due Waterton (a) in 18 equal installments of $527,056 commencing the end of January, 2015 and ending on the last business day of June, 2016; and (b) by making payment to Waterton of $554,000 on the closing of the Merger;
  should the price of gold on the London Bullion Market Association, PM Fix drop below $900 per ounce on any five consecutive trading days during the repayment period, Waterton will deliver to Santa Fe a revised repayment schedule extending the repayment period and adjusting the monthly repayment amounts such that the new stated maturity date will be the last business day of June, 2017;
  all amounts outstanding under the restructured facility will accrue interest at a rate of 10.00% per annum and shall start to accrue interest immediately following the merger;
  Tyhee will be making the Bridge Loan and an additional $7,500,000 investment in Santa Fe; and
  the obligations of Waterton and Santa Fe under the Gold and Silver Supply agreement dated December 23, 2011 will terminate in full on the repayment of all amounts owed to Waterton.

The foregoing description of the Waterton Term Sheet does not purport to be complete, and is qualified in its entirety by reference to the Waterton Term Sheet, which in substantially the form attached as Exhibit B to the Merger Agreement (and included in Exhibit 2.1 to the January 27 Form 8-K).

SANDSTORM GOLD PURCHASE AGREEMENT AMENDMENT BINDING TERM SHEET

In connection with the Merger Agreement, Santa Fe and Sandstorm have executed a Gold Purchase Agreement Amendment Binding Term Sheet (the “Sandstorm Term Sheet’), which contemplates that:

  the principal, interest and other amounts owed by Santa Fe to Sandstorm is $7,100,120;
  the repayment of the above amount, shall commence on the earlier of July 1, 2016 or when amount due Waterton have been repaid;
  the repayment shall be made in 24 equal monthly installments, by 24 deliveries of gold, with each delivery having a value equal to US$295,880 (the value of the gold that is delivered to be based on the market price of gold);
  once Waterton has been repaid, Sandstorm will be granted a first lien position on the Summit mine;
  a perpetual net smelter royalty will be created with the following provisions:
o	3% of net smelter returns if the applicable monthly average gold price is US$1,500 per ounce of gold or less; and
o	4% of net smelter returns if the applicable monthly average gold price is greater than US$1,500 per ounce of gold; and
  so long as the net smelter royalty is in good standing and no default exists thereunder, no deliveries of gold to Sandstorm pursuant to the existing Purchase Agreement needs to be made.

The foregoing description of the Sandstorm Term Sheet does not purport to be complete, and is qualified in its entirety by reference to the Sandstorm Term Sheet, which in substantially the form attached as Exhibit C to the Merger Agreement (and included in Exhibit 2.1 to the January 27 Form 8-K).

IGS LETTER AGREEMENT

In connection with the Merger Agreement, Santa Fe and IGS have executed a Letter Agreement (the “IGS Agreement”), which contemplates that:

  upon execution of the Merger Agreement, the entire outstanding principal amount of the certain A$ 2.0 million Secured Convertible Note, dated June 23, 2013, issued by Santa Fe and payable to IGS, including all accrued interest and any other amounts due or payable by Santa Fe thereunder, shall automatically be converted into 9,259,259 shares of Santa Fe common stock. The issuance of such shares will be pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS will be restricted from selling any of such shares into the US or to any US person;
  as of the closing of the merger, all accrued interest on A$4.0 million original principal amount of Secured Convertible Notes dated October 21, 2012 and October 31, 2012 (the “A$4.0 million IGS Notes”), respectively, accrued prior to the closing of the merger will be extinguished and IGS’ rights under its security agreement will terminate;
  payment of the A$4.0 Million IGS Notes will be deferred until all amounts due to Waterton Credit Agreement, as amended, have been fully paid;
  interest on the A$4.0 Million IGS Notes will accrue at 8% per annum and capitalized annually commencing as of the closing of the merger;
  once Santa Fe commences payment after the last payment to Waterton pursuant to the Waterton Credit Agreement, payments to IGS will commence on a monthly basis for 24 months in the principal amount of A$166,666.67 plus accrued interest; and

  after April 1, 2016, IGS may convert the A$4.0 Million IGS Notes into Tyhee stock the outstanding amounts due in parcels of not more than A$500,000 per calendar quarter at a conversion price equal to the market price on the relevant conversion date, provided that the market price is equal or greater than Cn$0.30 per share. Converted stock will be subject to a four- month hold, during which time it may not be sold. Converted stock will be restricted in that not more than A$500,000 per quarter can be sold and Tyhee can impose necessary locks on the stock to ensure compliance with the quarterly restriction on selling the converted stock. No converted stock may be sold until all amounts due Waterton have been fully paid.

The foregoing description of the IGS Agreement does not purport to be complete, and is qualified in its entirety by reference to the IGS Agreement, which in substantially the form attached as Exhibit D to the Merger Agreement (and included in Exhibit 2.1 to the January 27 Form 8-K).

     Additional details of the Merger Agreement and the related anticipated Debt Restructurings can be found in the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2014, and available at www.sec.gov.

     There can be no assurance that the transactions contemplated by the Merger Agreement will be consummated. If we fail to consummate the transactions contemplated by the Merger Agreement or another strategic or financing alternative, we will not have adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

     On January 23, 2014, the exercise price for certain warrants was adjusted due to ratchet provisions contained in the agreements; 6,750,000 warrants were adjusted from an exercise price of $0.40 to $0.135 while 500,000 warrants were adjusted from an exercise price of $0.91 to $0.87. Additionally, both the exercise price and the number of warrants was adjusted on a third group as follows: 500,000 warrants were increased to 526,316 warrants with the exercise price adjusted from $0.40 to $0.38.

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

     The following discussion summarizes the results of our operations for the three and six month period ended December 31, 2013, and compares those results to the three and six month period ended December 31, 2012. It also analyzes our financial condition at December 31, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2013, 2012 and 2011 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2013.

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

     On November 8, 2013, the Company suspended all mining operations and placed its Summit mine and mill on a care and maintenance program. We engaged Jett Capital Advisors, a New York based investment bank to assist us exploring available strategic alternatives. On January 23, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Tyhee Gold Corp. (TSX Venture: TDC) (“Tyhee”), and Tyhee Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyhee (“Merger Sub”). In connection with the execution of the Merger Agreement, each of Santa Fe’s three senior secured creditors, Waterton Global Value, L.P. (“Waterton”), Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd. (“Sandstorm”), and International Goldfields Limited (“IGS”), have entered into respective preliminary agreements to restructure collectively more than $23.1 million of Santa Fe indebtedness (collectively, the “Debt Restructurings”). The closing of the merger is subject to customary closing conditions, as well as the consummation of the Debt Restructurings, approval by Santa Fe stockholders, receipt of the approval of the TSX Venture Exchange, and Tyhee closing a qualified financing of at least $20 million. The transaction is expected to close in the second quarter of 2014.

     Completion of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of outstanding Company Common Stock, (ii) the Securities and Exchange Commission (the “SEC”) having declared effective a Registration Statement registering the Tyhee Common Shares and Tyhee Warrants under the Securities Act of 1933, as amended, (iii) the consummation of the comprehensive secured debt restructurings, (iv) receipt of the approval of the TSX Venture Exchange, and (v) Tyhee closing a qualified financing of at least $20 million (a “Qualified Financing”). Additional details of the Merger Agreement and the related anticipated secured debt restructurings can be found in the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2014, and available at www.sec.gov.

     There can be no assurance that the transactions contemplated by the Merger Agreement will be consummated. If we fail to consummate the transactions contemplated by the Merger Agreement or another strategic or financing alternative, we will not have adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

     The results of operations for the six months ended December 31, 2013, reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. With adequate financing, we expect results of operations in fiscal 2014 to reflect improved performance of the Summit mine. However, there is significant uncertainty in our Summit estimates of both future costs and future revenues, and we require additional capital resources to complete our plans.

     Our sales decreased for the six months ended December 31, 2013 to $2,219,257 as compared to $9,941,918 for the same prior year period, a decrease of $7,722,661. We temporarily suspended all mining operations in early November 2013, which decreased our production output for the period. Our sales for the current quarter were significantly lower than forecasted and were directly affected by continuing equipment issues and undercapitalization of our Summit project.

     Although our reported accounts receivable increased by approximately $308,045 at December 31, 2013 from June 30, 2013, in actuality the difference in accounts receivable would have reflected a decrease of approximately $710,000 from period to period notwithstanding the removal of certain accounts receivable from our books resulting from the sale of such accounts to Waterton in exchange for the execution of a waiver of default for non-payment entered into at June 30, 2013. The adjusted decrease in accounts receivable reflects a lower amount of payable ounces outstanding attributable primarily to a decrease in production for the six months ended December 31, 2013 versus June 30, 2013.

     We anticipate a need for approximately $23 million over the next 12 months, and $48.0 million over the next 36 months in order to satisfy past commitments and notes, pay corporate overhead costs, complete Summit development, and fund feasibility studies and exploration programs as discussed under the Liquidity and Capital Resources section of this report. A portion of the required funding may be generated from cash flows from our Summit mine. If we fail to procure adequate funding on acceptable terms, we may be required to reduce or eliminate substantially all business activities until such time as funding on a basis acceptable to us can be secured.

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

     At December 31, 2013, we have a total accumulated deficit of $79,684,109 and have a working capital deficit of $20,069,554. To continue as a going concern, we are dependent on continued fund raising or other a strategic alternative financing vehicles. See Liquidity and Capital Resources; Plan of Operation below for additional details.

      Our consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

     As of December 31, 2013, we had cash and cash equivalents of $91,218 as compared to $115,094 at June 30, 2013 and we had accounts receivable of $581,842 at December 31, 2013 as compared to $273,797 at June 30, 2013. As of December 31, 2013, we had a working capital deficit of $20,069,554.

     On June 30, 2013, we signed a Waiver of Default Letter (the “Letter”) with Waterton wherein we agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. The transfer of the accounts receivable to Waterton were treated as payment towards outstanding interest payable amounts first with the remaining transfer of receivables treated as payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred was subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The final valuation of receivables under the Letter is $1,018,056. Under terms of the Letter, interest payable was reduced by $116,693, and the principal portion of the note was reduced by $739,118, while the final net amount recorded as financing costs in interest expense was $162,245 recorded over two quarters, with $168,643 recorded at June 30, 2013 and the final adjustment of $(6,398) recorded at September 30, 2013. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at December 31, 2013. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Other Accrued Liabilities at December 31, 2013.

     In July 2013, we negotiated an additional A$2.0 million working capital injection from IGS by way of a secured convertible note. The convertible note bears interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by our contractual rights in the Mogollon property. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon refinancing of our loan from Waterton. As of December 31, 2013, we received advances totaling US$1,250,000 in connection with the secured convertible note. In connection with the execution of the Merger Agreement, IGS converted all amounts due and payable under the note including all outstanding principal and accrued interest into 9,259,259 shares of our common stock.

     On September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. In connection with the Merger Agreement, Santa Fe, Tyhee and Waterton executed a non-binding Term Sheet regarding a proposed restructuring of the Credit Agreement. The term sheet with Waterton is non-binding. In the event that the Debt Restructurings are not consummated or should any of Waterton or Sandstorm’s indebtedness be accelerated, and we do not have adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern, we may be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us).

     We are in arrears on payments totaling approximately $8.4 million under the Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.6 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm at December 31, 2013.

     On November 8, 2013, the Company temporarily suspended operations and placed the mine on care and maintenance status in order to cut costs and preserve our reserves while seeking a sufficient amount of funding for equipment and working capital in order to resume long-term profitable operations.

     In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee is obligated to advance up to $3.0 million to the Company in accordance with the terms thereof. As of February 14, 2014, Tyhee has advanced $1,515,832 in accordance with the terms of the Bridge Loan.. Except for the Bridge Loan, the Company has no current continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available in the event the Company is unable to secure additional working capital advances under the Bridge Loan, or if available, that its terms will be favorable or acceptable to the Company. If the Company fails to consummate the transactions contemplated by the Merger Agreement or another strategic or financing alternative, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

     In connection with the execution of the Merger Agreement, each of our three senior secured creditors, Waterton Global Value, L.P., Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd., and International Goldfields Limited, have entered into respective agreements to restructure collectively more than $23.1 million of our indebtedness.

     Additional details of the Merger Agreement and the related anticipated secured debt restructuring can be found in the Current Report on Form 8-K filed with the SEC on January 27, 2014, and available at www.sec.gov.

     Upon securing adequate funding for equipment and working capital, we intend to continue working towards achieving our goal of sustained production of 10,000 tons of ore per month from the Summit mine. Additionally, during fiscal 2014 we will be working towards optimizing the performance of the mine, with the objective of meeting or exceeding our targets of production for both tons and grades. Cost control and other measures also are planned to attempt to increase efficiency and profitability.

     Our Lordsburg flotation mill constitutes a strategic asset with flexibility to handle various ore types and has significant extra processing capacity. In addition to the Summit mine, we will place a strong emphasis on developing new sources of ore for the mill with acceptable transportation costs to the mill and thereby build our production profile.

     We engaged an independent engineering firm to prepare a Canadian standard NI 43-101 technical report on two deposits located at the Ortiz Gold Project site. The engineering firm completed a resource calculation in November 2012, which was released by International Goldfields Ltd as an Australian - standard JORC compliant resource statement. The NI 43-101 report in currently in an advanced draft form, and a Preliminary Economic Assessment has been completed. Currently the Company is conducting technical and baseline environmental studies in preparation for possible permitting and mining.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended December 31, 2013 and 2012

     Sales, net

     During the three months ended December 31, 2013, we generated $1,025,574 in concentrate and flux sales, net of treatment charges, compared to $4,363,264 for the three months ended December 31, 2012, a 76% decrease of $3,337,690. The change is primarily the result of a drop-off in production as we suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program. The decrease is also attributable to the decrease in the average metal prices received of 21% and a decrease in equivalent ounces of gold sold in the current quarter of 70% in the current period of measurement.

     Costs applicable to sales

     During the three months ended December 31, 2013, costs applicable to sales totaled $1,036,288 as compared to $3,245,602 for the same comparable period in 2012, a decrease of 68%. The decrease for the period corresponds with the decrease in production of tons processed of 71% compared to the prior year comparable period and reflected by our decision to temporarily suspend all mining operations in early November 2013.

     Exploration

     Exploration and other mine related costs were $143,564 for the three months ended December 31, 2013, as compared to $544,964 for the prior period of measurement, a decrease of $401,400. The decrease in the current period of measurement is attributable to decreased costs incurred on the Ortiz property aggregating $440,233 in the prior year period of measurement.

     General and Administrative

     General and administrative expenses increased to $1,060,807 for the three months ended December 31, 2013, from $1,017,945 for the comparative three month period ended December 31, 2012, an increase of approximately $43,000. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The increase is mainly attributable to increases in legal fees of $279,000 and property taxes of $154,000 and offset by a decrease in stock compensation recognized of $335,000 in the current period of measurement. The increase in legal fees is primarily attributable to efforts to secure an adequate financing source to recapitalize the mine.

     Depreciation and Amortization

     Depreciation and amortization expense decreased to $660,860 for the three months ended December 31, 2013, as compared to $1,116,700 for the three months ended December 31, 2012. The decrease in the current period is attributable primarily to the decrease in production and a corresponding decrease in the amortization of mine development costs which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment also contributed to the decrease.

     Other Income and Expenses

     Other income and (expenses) for the three months ended December 31, 2013, was $530,743 as compared to $(1,296,300) for the three months ended December 31, 2012 a decrease in other expenses of approximately $1,827,000.

     The net decrease in expenses for the three months ended December 31, 2013, compared to the same comparable period in 2012, is mainly comprised of the following components: increased miscellaneous income of approximately $13,300, increased gain recognized on foreign currency translation of approximately $298,000, reduced gain on derivative instrument liabilities of approximately $92,000; decrease in financing costs related to the commodity supply agreements approximating $1,144,000; and a decrease in interest expense of approximately $475,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

     Gain (Loss) on Derivative Financial Instruments

     For the three months ended December 31, 2013, the gain on derivative financial instruments totaled $437,371 as compared to $529,824 for the three months ended December 31, 2012. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

     Accretion of Discounts on Notes Payable

      For the three months ended December 31, 2013, accretion of discounts on notes payable totaled $10,437 as compared to $1,703 for the three months ended December 31, 2012. The small increase is the result of the issuance of warrants and a corresponding discount recorded and accreted in relation to the extension of due dates for senior subordinated convertible notes aggregating $450,000.

     Financing costs – commodity supply agreements

     The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period valued at current spot prices. For the three months ended December 31, 2013, these adjusted financing costs resulted in $206,242 of income as compared to $937,288 of expense for the three months ended December 31, 2012. The reduction of expense from December 31, 2012 and subsequent recording of income in the current period is driven by both a decrease in the number of ounces produced for the period as well as a decrease in precious metals prices.

     Interest expense

     For the three months ended December 31, 2013, interest expense totaled $353,708 as compared to $829,075 for the three months ended December 31, 2012. The decrease of approximately $475,000 is mainly attributable to the cessation of an additional interest expense premium calculated and recorded only at the time principal payments are made, which did not occur during the current period. Interest expense relating to the coupon rate of the note continued to be recorded and also decreased due to reduction of the outstanding balance on the note from period to period.

Operating Results for the Six Months Ended December 31, 2013 and 2012

     Sales, net

     During the six months ended December 31, 2013, we generated $2,219,257 in concentrate and flux sales, net of treatment charges, compared to $9,941,918 for the six months ended December 31, 2012, a 78% decrease of $7,722,661. We temporarily suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program. A decrease in gold equivalent ounces sold of 70% combined with a 22% decrease in average metal prices realized were contributing factors to the decrease in recorded sales between comparable periods.

     Costs applicable to sales

     During the six months ended December 31, 2013, costs applicable to sales totaled $3,213,205 as compared to $6,613,712 for the same comparable period in 2012, a decrease of 51%. The decrease for the period corresponds with the decrease in production of tons processed of 51% compared to the prior year period and reflected by our decision to temporarily suspend all mining operations in early November 2013.

     Exploration

     Exploration and other mine related costs were $234,177 for the six months ended December 31, 2013, as compared to $672,386 for the prior period of measurement, a decrease of $438,209. The decrease in the current period of measurement is mainly attributable to decreased costs incurred on the Ortiz property aggregating $394,988 in the prior year period of measurement.

     General and Administrative

     General and administrative expenses increased to $1,904,045 for the six months ended December 31, 2013, from $1,791,986 for the comparative six month period ended December 31, 2012, an increase of approximately $112,000. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The increase is mainly composed of increases in legal fees of $278,000, property taxes of $159,000, property and casualty insurance of $91,000 and offset by a decrease in stock compensation recognized of $418,000 in the current period of measurement. The increase in legal fees is primarily attributable to efforts to secure an adequate financing source to recapitalize the mine.

     Depreciation and Amortization

     Depreciation and amortization expense decreased to $1,435,319 for the six months ended December 31, 2013, as compared to $2,202,045 for the six months ended December 31, 2012. The decrease in the current period is primarily attributable to the decrease in production and a corresponding decrease in the amortization of mine development costs which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment also contributed to the decrease.

     Other Income and Expenses

     Other income and (expenses) for the six months ended December 31, 2013, was $(776,774) as compared to $(3,939,791) for the six months ended December 31, 2012 a decrease in other expenses of approximately $3,163,000.

     The net decrease in expenses for the six months ended December 31, 2013, compared to the same comparable period in 2012, is mainly comprised of the following components: increased miscellaneous income of approximately $13,300; increased gain recognized on foreign currency translation of approximately $310,000; increased gain on derivative instrument liabilities of approximately $468,000, decrease in financing costs related to the commodity supply agreements approximating $1,784,000; and a decrease in interest expense of approximately $604,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

     Gain (Loss) on Derivative Financial Instruments

     For the six months ended December 31, 2013, the gain on derivative financial instruments totaled $145,375 as compared to a loss of $322,308 recorded for the six months ended December 31, 2012. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

     Accretion of Discounts on Notes Payable

      For the six months ended December 31, 2013, accretion of discounts on notes payable totaled $20,333 as compared to $5,564 for the six months ended December 31, 2012. The small increase is the result of the issuance of warrants and a corresponding discount recorded and accreted in relation to the extension of due dates for senior subordinated convertible notes aggregating $450,000.

     Financing costs – commodity supply agreements

     The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period valued at current spot prices. For the six months ended December 31, 2013, these adjusted financing costs totaled $484,645 as compared to $2,268,725 for the six months ended December 31, 2012. The reduction in the current period is driven by both a decrease in the number of ounces produced for the period as well as a decrease in precious metals prices.

     Interest expense

     For the six months ended December 31, 2013, interest expense totaled $680,735 as compared to $1,285,136 for the six months ended December 31, 2012. The decrease of approximately $604,000 is mainly attributable to the cessation of an additional interest expense premium calculated and recorded only at the time principal payments are made, which did not occur during the current period. Interest expense relating to the coupon rate of the note continued to be recorded and also decreased due to reduction of the outstanding balance on the note from period to period.

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

Production Statistics, Sales Statistics, and Cash Costs

     Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the six months ended December 31, 2013 and December 31, 2012. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter; whereas payable metals represents the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

PRODUCTION STATISTICS

	6 Months Ended	6 Months
		Ended
	12/31/13	12/31/12
Production Summary
Tons Processed	15,726	46,282
Tons Processed per Day	125	367

Grade
Average Gold Grade(oz./ton)	0.093	0.093
Average Silver Grade(oz./ton)	3.878	4.961

Contained Metals
Gold (Oz.'s)	1,431	4,230
Silver (Oz's.)	59,789	225,401

SALES STATISTICS

	6 Months	6 Months
	Ended	Ended
	12/31/13	12/31/12
Average metal prices - Realized
Gold (Oz's.)	$1,266	$1,665
Silver (Oz's.)	$22	$31

Payable metals sold
Gold (Oz.'s)	938	2,674
Silver (Oz's.)	47,658	175,072

Gold equivalent ounces sold
Gold Ounces	938	2,674
Gold Equivalent Ounces from Silver	764	3,295
Total Gold Equivalent Ounces	1,702	5,969

Sales (in thousands):
Gross before provisional pricing	$2,469	$10,176

Provisional pricing mark-to-market	(161)	234
Gross after provisional pricing	2,308	10,410
Treatment and refining charges	(88)	(469)
Net Revenues	$2,220	$9,941

Average realized price per gold equivalent
ounce:
Gross before adjustments	$1,451	$1,705
Provisional pricing mark-to-market	(95)	39
Gross after provisional pricing	1,356	1,744
Treatment and refining charges	(52)	(79)
Net realized price per gold equivalent ounce	$1,304	$1,665

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

     The increase in cash costs per gold equivalent ounce between the six month comparable periods is the result of a decrease in production resulting from fewer tons processed during the current period and accompanied by a decrease in the average grade for silver. Equipment issues and production downtime continued to be encountered during the period, and the mining operations were suspended on November 8, 2013 pending the sourcing of sufficient capital to recapitalize the project and resume profitable operations.

CASH COST STATISTICS

	6 Months	6 Months
	Ended	Ended
	12/31/13	12/31/12
Total Gold Equivalent Ounces Sold	1,702	5,969

Costs applicable to sales	$3,213,205	$6,613,712
Treatment & Refining Charges	$88,485	$468,746
Royalties	$130,024	$(755,408)
Resource Taxes	$16,756	$(70,259)
Total Operating Cash Costs	$3,448,471	$6,256,791

Operating Cash Cost per Gold Equivalent Ounce Sold	$2,026	$1,048

Operating Cash Costs	$3,448,471	$6,256,791
Royalties	$(130,024)	$755,408
Resource Taxes	$(16,756)	$70,259
Total Cash Costs	$3,301,690	$7,082,458
Total Cash Cost per Gold Equivalent Ounce Sold	$1,940	$1,187

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

Off-Balance Sheet Arrangements

     During the three months ended December 31, 2013, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of December 31, 2013. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

     During the quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 2013 Lone Mountain Ranch, LLC, owner of the surface estate overlying our Ortiz gold property, filed a lawsuit against us and our lessor, Ortiz Mines, Inc. The lawsuit seeks to clarify Lone Mountain Ranch's rights and obligations under the split estate regime. Specifically, Lone Mountain Ranch seeks a declaratory judgment that it may participate in permit hearings, agency proceedings, and private activities related to the permitting of the Ortiz project without being in violation of common law duties to not interfere with development of the mineral estate.

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

     As of December 31, 2013, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended December 31, 2013 are as follows:

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

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): - None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(d): - None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: - None;

(v)	Total dollar value of proposed assessments from MSHA: - $5,592;

(vi)	Total number of mining related fatalities: - None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: - None;

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

Date: February 14, 2014	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, and Director

/s/ Michael P. Martinez
Michael P. Martinez
Chief Financial Officer