Form 10-Q
period 2014-03-31
Santa Fe Gold CORP
filed 2014-05-20
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
127,229,228 shares outstanding as of May 16, 2014.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$410,764	$115,094
Accounts receivable	-	273,797
Inventory	118,656	241,214
Prepaid expenses and other current assets	377,809	457,377
Total Current Assets	907,229	1,087,482
MINERAL PROPERTIES	599,897	599,897

PROPERTY, PLANT AND EQUIPMENT,
net of depreciation of $12,895,577 and $11,162,024, respectively	19,732,945	21,726,196
OTHER ASSETS:
Idle equipment, net	411,600	1,223,528
Restricted cash	231,716	231,716
Mogollon option costs	864,159	761,914
Deferred financing costs, net	146,741	323,348
Total Other Assets	1,654,216	2,540,506
Total Assets	$22,894,287	$25,954,081

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,955,275	$2,748,549
Accrued liabilities	7,100,249	4,606,409
Derivative instrument liabilities	217,407	496,920
Senior subordinated convertible notes payable, current portion, net of discounts of $29,388 and $-0-, respectively	420,612	-
Notes payable, current portion	8,971,084	7,185,877
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	23,024,500	18,397,628
LONG TERM LIABILITIES:
Notes payable, net of current portion	203,214	330,192
Senior subordinated convertible notes payable, net of current portion and net of discounts of $-0- and $60,482, respectively	3,606,330	3,951,310
Asset retirement obligation	230,511	167,746
Total Liabilities	27,064,555	22,846,876
STOCKHOLDERS' (DEFICIT) EQUITY :
Common stock, $.002 par value, 300,000,000 shares authorized; 126,858,857 and 117,599,598 shares issued and outstanding, respectively	253,718	235,199
Additional paid in capital	78,246,131	77,210,649
Accumulated (deficit)	(82,670,117)	(74,338,643)
Total Stockholders' (Deficit) Equity	(4,170,268)	3,107,205
Total Liabilities and Stockholders' (Deficit) Equity	$22,894,287	$25,954,081

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

SALES, net	$(205,761)	$3,313,077	$2,013,496	$13,254,995

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	3,001,655	3,213,205	9,615,367
Exploration and other mine related costs	503,226	786,045	737,403	1,458,431
General and administrative	1,038,668	1,149,088	2,942,713	2,941,075
Depreciation and amortization	541,928	1,035,972	1,977,247	3,238,017
Impairment of idle equipment	761,928	-	761,928	-
Gain on disposition of assets	(134,995)	-	(134,995)	-
Accretion of asset retirement obligation	-	1,918	1,203	7,169
Total Operating Costs and Expenses	2,710,755	5,974,678	9,498,704	17,260,059

LOSS FROM OPERATIONS	(2,916,516)	(2,661,601)	(7,485,208)	(4,005,064)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-
Miscellaneous income	-	12,434	13,387	14,066
Gain on debt extinguishment	615,781	-	615,781	-
Foreign currency translation gain (loss)	(237,403)	(17,825)	12,774	(77,515)
Gain on derivative instrument liabilities	134,138	1,127,873	279,513	805,565
Accretion of discounts on notes payable	(10,761)	(7,108)	(31,094)	(12,672)
Financing costs - commodity supply agreements	(251,739)	(561,282)	(736,384)	(2,830,007)
Interest expense	(319,508)	(426,230)	(1,000,243)	(1,711,366)
Total Other Income (Expense)	(69,492)	127,862	(846,266)	(3,811,929)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,986,008)	(2,533,739)	(8,331,474)	(7,816,993)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(2,986,008)	(2,533,739)	(8,331,474)	(7,816,993)
OTHER COMPREHENSIVE (LOSS)
Unrealized loss on marketable securities	-	(5,743)	-	(14,394)

NET COMPREHENSIVE (LOSS)	$(2,986,008)	$(2,539,482)	$(8,331,474)	$(7,831,387)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic and diluted	124,595,483	117,598,228	119,897,516	116,468,597

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,331,474)	$(7,816,993)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and depletion	1,977,247	3,238,017
Stock-based compensation	405,851	1,197,678
Accretion of discount on notes payable	31,094	12,672
Accretion of asset retirement obligation	1,203	7,169
(Gain) on derivative instrument liabilities	(279,513)	(805,565)
(Gain) on disposal of assets	(134,995)	-
Gain on debt extinguishment	(615,781)	-
Impairment of idle equipment	761,928	-
Amortization of deferred financing costs	176,607	156,733
(Gain) loss on foreign currency translation	(12,774)	77,515
Net change in operating assets and liabilities:
Accounts receivable	273,797	(1,760,532)
Inventory	122,558	359,358
Prepaid expenses and other current assets	79,568	61,554
Mogollon option costs	(102,245)	(750,000)
Accounts payable and accrued liabilities	2,771,808	3,705,683
Net Cash (Used in) Operating Activities	(2,875,121)	(2,316,711)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	464,500	-
Purchases of property, equipment and mine development	(201,940)	(1,125,950)
Net Cash Provided by (Used in) Investing Activities	262,560	(1,125,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,250,000	3,985,000
Proceeds from issuance of stock	-	1,873,261
Proceeds from notes payable	1,811,311	-
Payments on notes payable	(153,080)	(2,588,474)
Payments on capital leases	-	(45,032)
Net Cash Provided by Financing Activities	2,908,231	3,224,755
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	295,670	(217,906)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,094	614,385
CASH AND CASH EQUIVALENTS, END OF PERIOD	$410,764	$396,479

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$30,463	$677,988
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for convertible note and accrued interest	$1,263,930	$-
Stock issued for services	$-	$39,000
Insurance financed with notes payable	$37,074	$122,212

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

            On November 8, 2013, the Company suspended all mining operations and placed its Summit mine and mill on a care and maintenance program. On January 23, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Tyhee Gold Corp. (TSX Venture: TDC) (“Tyhee”), and Tyhee Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyhee (“Merger Sub”), which was terminated on March 20, 2014, by the Company.

            The Merger Agreement provided that in the event that Tyhee failed to consummate a qualified financing of at least $20 million on or before March 15, 2014, then the Company could elect to terminate the Merger Agreement. Because Tyhee failed to timely consummate a qualified financing, Santa Fe’s Independent Special Committee determined that it was in the best interest of Santa Fe and its stockholders to terminate the Merger Agreement. As such, Santa Fe provided Tyhee with notice of its election to terminate the Merger Agreement. The Merger Agreement provides that Tyhee shall promptly pay to Santa Fe a “break fee” of $300,000 if Santa Fe terminates the merger agreement because Tyhee failed to timely consummate a qualified financing. Santa Fe has requested prompt payment of the break fee and to date this has not been received.

             At March 31, 2013, the Company was in arrears on payments totaling approximately $8.5 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”) and approximately $6.6 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd. (collectively, “Sandstorm”). On June 30, 2013, the Company signed a Waiver of Default Letter with Waterton wherein Waterton agreed to waive any payment defaults under the Credit Agreement. On September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default.

            The Company is in active discussions with several private equity funds and potential strategic investors concerning a potential strategic or financing transaction with Santa Fe. There can be no assurance that a strategic transaction or additional financing will be available at all or on acceptable terms. If a strategic transaction or additional financing is not available, or if the Company fails to restructure or refinance its secured indebtedness with Waterton and Sandstorm (the “Debt Restructurings”), or should any of such indebtedness be accelerated, or should any of the Company’s unsecured creditors obtain a judgment against the Company, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

            The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under Article 8.03 of Regulation S-X. These statements do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2014. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K, as filed with Securities and Exchange Commission (‘SEC”) on September 30, 2013.

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

            The Company has incurred a loss of $8,331,474 for the nine months ended March 31, 2014, and has a total accumulated deficit of $82,670,117 and a working capital deficit at March 31, 2014 of $22,117,271. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metal concentrates and flux material.

            On November 8, 2013 the Company suspended all mining operations and placed the mine and mill on a care and maintenance program. The Company is currently working to restructure its debts and obtain adequate capital to restart operations.

            To continue as a going concern, the Company is dependent on achievement of the Debt Restructurings, the closing of a financing with new investors or a strategic transaction, continued fund raising for project development, repayment of various debt facilities and payment of operating and financing expenses until production at the Summit mine site attains cash flow sufficient to cover the Company’s costs. In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3.0 million to the Company in accordance with the terms thereof. As of March31, 2014, Tyhee advanced $1,745,092 to the Company pursuant to the terms of the Bridge Loan. The Company has no current continuing commitment from any party to provide additional working capital and there is no assurance that such funding will be available to the Company. At this time, the Company and Tyree are in disagreement as to the repayment due date of the Bridge Loan. The Company does not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code unless the Company can secure other strategic financing alternatives.

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

Fair Value Measurements

            The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2014 and June 30, 2013, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Accounts Receivable

            Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of March 31, 2013, and June 30, 2013.

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

            As of September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Additionally, $813,919 of collected accounts receivable sold to Waterton still remains to be remitted to them and is recorded in Other Accrued Liabilities at March 31, 2014. See NOTE 7 - SENIOR SECURED GOLD STREAM CREDIT AGREEMENT.

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

Idle Equipment

            The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $411,600 and $1,223,528 as of March 31, 2014 and June 30, 2013, respectively. The Company re-evaluated the carrying value of the idle equipment during the current period in connection with the possible sale of the idle equipment. The current estimated value is based on a detailed review of the idle equipment inventory and valuation in the current market for used processing equipment. The Company recorded an impairment of $761,928 during the nine months ended March 31, 2014 compared to $-0- in the same comparable prior period in 2013.

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

            The Company is in process of discussions with various strategic financing sources at this time. It is unknown if such discussions will be successful in attaining a financing facility that would allow the Company to continue operations under a revised business plan. If discussions with these financing sources are unsuccessful the Company will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code. At that time the Company would have to evaluate the circumstances and the potential impairment on its long- lived assets.

             As of March 31, 2014, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

Reclamation Costs

            Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based upon when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. As of March 31, 2014 and June 30, 2013, the Company had a reclamation obligation totaling $230,511 and $167,746, respectively.

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

Net Loss Per Share

            Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the nine month periods ended March 31, 2014 and 2013, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

NOTE 3 – INVENTORY

            The following table provides the components of inventory as of:

	March 31,	June 30,
	2014	2013
Stockpiled ore	$20,414	$0
In-process material	24,495	31,203
Siliceous flux material	25,517	15,477
Precious metals concentrate	48,230	194,534
	$118,656	$241,214

NOTE 4 - ACCRUED LIABILITIES

            Accrued liabilities consist of the following as of:

	March 31,	June 30,
	2014	2013
Interest	$1,205,177	$368,747
Vacation	54,322	98,176
Wages	-	77,260
Franchise taxes	4,252	15,050
Royalties	868,646	946,071
Other	35,964	15,524
Audit	33,750	27,083
Property taxes	548,329	226,507
Mining taxes	-	47,485
Receivables due Waterton	813,919	-
Commodity supply agreements	3,520,890	2,784,506
	$7,100,249	$4,606,409

            (See NOTE 10 – CONTINGENCIES AND COMMITMENTS, regarding further details of Commodity supply agreements.)

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

            The fair market value of the derivative instruments liabilities at March 31, 2013, was determined to be $217,407 with the following assumptions: (1) risk free interest rate of 0.06% to 1.09%, (2) remaining contractual life of 0.38 to 3.46 years, (3) expected stock price volatility of 109.61% to 223.15%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the nine months ended March 31, 2014, of $279,513 and a corresponding decrease in the derivative instruments liability.

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	nine months ended
	June 30, 2013	March 31, 2014	March 31, 2014

Warrants	$496,920	$217,407	$279,513

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

            At March 31, 2014 and June 30, 2013, the outstanding principal balance on the senior subordinated convertible notes, was $450,000 and along with the unamortized discount is classified as current.

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

            In June 2013, the Company negotiated an additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, the Company agreed to explore a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon a refinancing of the Company’s loan from Waterton. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of March 31, 2014, the Company had received advances totaling $1,250,000 in connection with the secured convertible note. When the proposed Merger Agreement with Tyhee was signed, IGS and the Company agreed to have all outstanding amounts under the notes satisfied by the issue of Company’s stock aggregating 9,259,259 shares. The Company recorded a gain of $615,781 on the extinguishment of the debt. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person.

            At March 31, 2014, the outstanding balance on the Secured Convertible Notes was $4,056,330.

            The components of the convertible notes payable are as follows:

March 31, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(29,388)	$420,612
Long-term portion, net of current	3,606,330	-	3,606,330

	$4,056,330	$(29,388)	$4,026,942

June 30, 2013:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	4,011,792	(60,482)	3,951,310

	$4,011,792	$(60,482)	$3,951,310

NOTE 7 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

            On March 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked to fund the strategic acquisition of Columbus Silver and was not drawn down due to the expiration of the Columbus Silver acquisition agreement.

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

            On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment provided for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The Company has not made the principal payments for February 2013 or subsequent months. In addition, the July through March 2014 interest payments have not been made and are outstanding at March 31, 2014.

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

            As of September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at March 31, 2014. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Other Accrued Liabilities at March 31, 2014.

            Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. In the event that Debt Restructurings are not consummated, or should any of Waterton’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

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

            In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3.0 million to Santa Fe in accordance with the terms thereof. Tyhee advanced Santa Fe $1,745,092 of principal and accrued interest under the Bridge Loan. The Bridge Loan bears interest at a rate of 1.5% per month. At this time the Company and Tyree are in disagreement as to the due date of the Bridge Loan. Tyhee has provided Santa Fe with purported notice of default under the Bridge Loan Agreement. Given the terms of the Bridge Loan and Merger Agreement, Santa Fe believes Tyhee’s default notice is wrongful.

            The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	March 31,	June 30,
	2014	2013

Installment sales contract on equipment, interest at 10.00%, payable in 12 monthly installments of $13,073, including interest through July 2013.	$-	$1,438

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	18,990	31,797

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	350,594	457,760

Financing contract on insurance premiums, interest at 4.70%, payable in 9 monthly installments of $19,045, including interest through July 2014.	19,195	-

Financing contract on insurance premiums, interest at 4.70%, payable in 9 monthly installments of $13,846, including interest through July 2013.	-	13,792

Unsecured bridge loan note payable, Interest at 1.5% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,040,427	7,011,282

Total Outstanding Notes Payable	9,174,298	7,516,069
Less: Current portion	(8,971,084)	(7,185,877)
Notes payable, net of current portion and discount	$203,214	$330,192

            The aggregate maturities of notes payable as of March 31, 2014, is as follows:

Year ending June 30,
2014	8,845,435
2015	167,445
2016	161,418

Total Outstanding Notes Payable	$9,174,298

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

            The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of March 31, 2014 and June 30, 2013 are as follows:

Balance at
	Level 1	Level 2	Level 3	March 31, 2014

Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$ 217,407	$ 217,407

Balance at
	Level 1	Level 2	Level 3	June 30, 2013

Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$ 496,920	$ 496,920

            The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Derivative instruments liabilities at June 30, 2013	$496,920
Gain on derivative instrument liabilities	279,513
Derivative instruments liabilities at March 31, 2014	$217,407

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

            The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due	Maximum Due ($)
	($)

February 1, 2015	130,000	260,000
February 1, 2016	130,000	260,000
February 1, 2017	130,000	260,000
February 1, 2018	130,000	260,000
February 1, 2019 and	130,000	260,000
thereafter

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

            On June 28, 2013 the Company entered into Amendment No. 1 to the Mogollon Option Agreement with Columbus. The amendment defers the due dates of option payments. In accordance with the amendment, the Company paid $50,000 in July 2013 and has an amended payment of $887,500 due on or before December 30, 2013, with three additional payments of $937,500 each due on June 30, 2014, December 30, 2014, and June 30, 2015. In consideration for the amendment, the Company transferred to Columbus its common shares held in the capital of Columbus Exploration Corporation valued at $11,914 at the time of transfer. The Company did not make the payment of $887,500 due on December 30, 2013.

            On March 6, 2014, the Company entered into an Amended and Restated Mogollon Option Agreement with Columbus. Upon execution of the new agreement the Company paid $50,000. To exercise the option the Company had the right to pay an additional $950,000 upon the closing of the merger with Tyhee Gold. In return, the Company will earn a 100% interest in the Mogollon Project with no further payments due. Upon notice of termination of the Merger on March 21, 2014, the Company has the right for three months, until June 21, 2014, to exercise the option and make the remaining payment of $950,000 and earn 100% interest in the Mogollon Project. As of March 31, 2014, the Company has made total payments of $864,159 under the various Option Agreements.

Smelting Contracts

            The Company’s sales and smelting contracts with LS Nikko, Aurubus, FMI and Asarco are currently suspended pending resumption of production.

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

            At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at March 31, 2014 and June 30, 2013 and are reported as the Completion guarantee payable.

            Under the Gold Stream Agreement the Company has a recorded obligation at March 31, 2014, of 3,676 ounces of undelivered gold valued at approximately $3.3 million, net of the Fixed Price of $400 per ounce to be received upon delivery.

            On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”). The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus Silver. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm Gold, Ltd, pursuant to the September 9, 2011 Gold Stream Agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the later of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company has recorded an obligation of $242,578 at March 31, 2014 related to the Gold and Silver Supply Agreement.

            The Company refers to the Gold Stream Agreement and Gold and Silver Supply Agreement collectively as the commodity supply agreements and records the costs related to these agreements in financing costs – commodity supply agreements.

NOTE 11 - STOCKHOLDERS’ EQUITY

Issuance of Stock

            On January 23, 2014, the entire outstanding principal amount of the certain A$ 2.0 million Secured Convertible Note, dated June 23, 2013, issued by the Company and payable to IGS, including all accrued interest and any other amounts due or payable by the Company there under, was converted into 9,259,259 shares of common stock. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such shares into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principal and accrued interest. The Company recorded a gain of $615,781 on extinguishment of the debt.

Issuance of Warrants

             On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: risk-free rate of interest of 0.60%, expected life of 5 years, expected stock price volatility of 82.19%, and expected dividend yield of zero. The amount has been reported as stock compensation over the period of the agreement and $78,770 was expensed during the nine months ended March 31, 2014, with $-0- remaining as unreported stock compensation.

            On January 23, 2014, the exercise prices for certain warrants were adjusted due to ratchet provisions contained in the agreements; 6,750,000 warrants were adjusted from an exercise price of $0.40 to $0.135 while 500,000 warrants were adjusted from an exercise price of $0.91 to $0.87. Additionally, both the exercise price and the number of warrants were adjusted on a third group as follows: 500,000 warrants were increased to 523,434 warrants with the exercise price adjusted from $0.40 to $0.38.

Stock Options and the 2007 Equity Incentive Plan

            During the nine months ended March 31, 2014, 600,000 options were granted, 630,000 options cancelled and 350,000 options expired.

             On December 31, 2012, the Company granted five-year options to officers and various employees to purchase 525,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options will vest on January 1, 2014. The options were valued at $91,263 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk free interest rate of 0.36%, expected life of 3.00 years, stock price volatility of 74.30% and expected dividend yield of zero. Stock-based compensation of $46,007 was expensed during the nine months ended March 31, 2014 and with $-0- remaining as unreported stock compensation.

            On August 6, 2013, in connection with the appointment of three new directors, Company granted 200,000 five-year options to each new director. The options will vest on August 6, 2014. The options were valued at $44,558 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: a risk-free interest rate of 0.62%, expected life of 3.0 years, stock price volatility of 82.66% and expected dividend yield of zero. Stock-based compensation of $29,054 was expensed during the nine months ended March 31, 2013 and $15,504 will be reported over the remaining vesting period.

            On October 15, 2013, the Company amended the expiration date of an aggregate of 4,000,000 outstanding common stock options. The options were originally scheduled to expire on October 15, 2013. The expiration date of the 4,000,000 options was extended to October 15, 2016. The incremental increase in the fair value of the options was determined to be $252,020 using the Black-Scholes option pricing model and was expensed as stock-based compensation during nine months ended March 31, 2014. The options were valued using the following significant assumptions: a risk-free interest rate of 0.16%, expected life of 1.5 years, stock price volatility of 79.28% and expected dividend yield of zero.

            In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

            Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the nine months ended March 31, 2014, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2013	8,970,000	$0.30	25,401,587	$0.67
Granted	600,000	$0.14	23,434	$0.38
Canceled	(630,000)	$0.36	---	---
Expired	(350,000)	$1.24	---	---
Exercised	---	---	---	---
Outstanding at March 31, 2014	8,590,000	$0.24	25,425,021	$0.63

Stock options and warrants outstanding and exercisable at March 31, 2014, are as follows:

Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.11	4,000,000	4,000,000	2.55	$0.11	$0.135	6,750,000	6,750,000	0.75	$0.135
$0.14	600,000	--	4.35	$0.14	$0.38	523,434	523,434	3.46	$0.38
					$0.40	11,306,786	11,306,786	3.23	$0.40
$0.32	450,000	450,000	3.76	$0.32	$0.87	500,000	500,000	2.34	$0.87
$0.36	3,290,000	3,290,000	3.76	$0.36	$1.00	600,000	600,000	2.61	$1.00
$1.00	250,000	250,000	1.04	$1.00	$1.06	253,773	253,773	0.28	$1.06
	--	--			$1.25	250,000	250,000	0.80	$1.25
	--	--			$1.50	933,334	933,334	1.63	$1.50
	--	--			$1.625	461,539	461,539	0.75	$1.625
	--	--			$1.70	3,846,155	3,846,155	0.81	$1.70
	8,590,000	7,990,000				25,425,021	25,425,021

	Outstanding Options		3.16	$0.24	Outstanding Warrants			1.95	$0.63

	Exercisable Options		3.07	$0.25	Exercisable Warrants			1.95	$0.63

            As of March 31, 2014, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $-0- and the aggregate intrinsic value of currently exercisable stock options and warrants was $-0-. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.05 closing stock price of the common stock on March 31, 2014. There were no In-the-money options and warrants vested and exercisable as of March 31, 2014.

            The total intrinsic value associated with options exercised during the nine months ended March 31, 2014, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

            The total fair value of options and warrants granted and extended during the nine months ended March 31, 2014, was approximately $296,579. The total grant-date fair value of option and warrant shares vested during the nine months ended March 31, 2014, was $16,189.

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

             On March 5, 2014 the Company announced it had received notice that Tony Cavanaugh, an alleged stockholder of the Company, filed in the Second Judicial District Court of the State of New Mexico, County of Bernalillo, a purported class action complaint on behalf of himself and all others similarly situated, against the Company, the five current members of its Board of Directors, and Tyhee Gold Corp. and Tyhee Merger Sub, Inc. (collectively, “Tyhee”). The plaintiff contended that the members of the Company’s Board of Directors breached their fiduciary duties arising out of their efforts to effectuate the merger of Santa Fe and Tyhee pursuant to an unfair process, for an unfair price and lacking material disclosures. Further, the plaintiff contended that Tyhee aided and abetted such conduct. The plaintiff’s complaint sought, among other things, damages, injunctive relief, recession of the proposed Tyhee transaction to the extent already implemented, and reasonable attorneys’ and experts’ fees. On March 31, 2014 the Company announced that the purported class action filed by Tony Cavanaugh had been dismissed without prejudice.

NOTE 13 – SUBSEQUENT EVENTS

            On April 3, 2014, the Company agreed to issue 370,371 shares of Santa Fe’s common stock at a price of $0.135 per share to Muzz Investments LLC, in fulfillment of the obligation to pay $50,000 in return for release of any residual liability related to the 2006 sale of real properly in Glendale, Arizona formerly owned by Azco Mica, Inc.

            On May 12, 2014, the Company announced the appointment of Mr. Frank Mueller as Interim CFO and Corporate Secretary, to replace Mr. Michael Martinez and Mr. Ryan Carson who have departed the Company and who previously held those respective positions.

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

            The following discussion summarizes the results of our operations for the three and nine month period ended March 31, 2014, and compares those results to the three and nine month period ended March 31, 2013. It also analyzes our financial condition at March 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2013, 2012 and 2011 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2013.

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

            At March 31, 2013, the Company was in arrears on payments totaling approximately $8.5 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”) and approximately $6.6 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd. (collectively, “Sandstorm”). On June 30, 2013, the Company signed a Waiver of Default Letter with Waterton wherein Waterton agreed to waive any payment defaults under the Credit Agreement. On September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default.

            On January 23, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Tyhee Gold Corp. (TSX Venture: TDC) (“Tyhee”), and Tyhee Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyhee (“Merger Sub”). Completion of the Merger was subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of outstanding Company Common Stock, (ii) the Securities and Exchange Commission (the “SEC”) having declared effective a Registration Statement registering the Tyhee Common Shares and Tyhee Warrants under the Securities Act of 1933, as amended, (iii) the consummation of the comprehensive secured debt restructurings, (iv) receipt of the approval of the TSX Venture Exchange, and (v) Tyhee closing a qualified financing of at least $20 million (a “Qualified Financing”). Additional details of the Merger Agreement and the related anticipated secured debt restructurings can be found in the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2014, and available at www.sec.gov. On March 23, 2014, the Company announced that it had terminated the Merger Agreement as a result of Tyhee’s failure to close the Qualified Financing of $20 million. In connection with the execution of the Merger Agreement, Waterton and Sandstorm entered into respective preliminary agreements to restructure its Santa Fe indebtedness. Since the Company has terminated the Merger Agreement, because of Tyhee’s failure to consummate a qualified financing as required by the Merger Agreement, either Waterton or Sandstorm may note Santa Fe in default. As of the date of this filing, neither Waterton nor Sandstorm has delivered a notice of default.

            The Company is in active discussions with several private equity funds and potential strategic investors concerning a potential strategic or financing transaction with Santa Fe. There can be no assurance that a strategic transaction or additional financing will be available at all or on acceptable terms. If a strategic transaction or additional financing is not available, or if the Company fails to restructure or refinance its secured indebtedness with Waterton and Sandstorm (the “Debt Restructurings”), or should any of such indebtedness be accelerated, or should any of the Company’s unsecured creditors obtain a judgment against the Company, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

            The results of operations for the nine months ended March 31, 2014, reflect the under-capitalization of our Summit silver-gold project and the suspension all mining operations and placed its Summit mine and mill on a care and maintenance program in November 2013. We require additional funding for restart of mining and mill operations and adequate funding to full project performance and sustained potential profitability. With adequate financing, we expect results of continued operations in fiscal 2014 to reflect improved performance of the Summit mine. However, there is significant uncertainty in our Summit estimates of both future costs and future revenues, and we require additional capital resources to complete our plans.

            Our sales decreased for the nine months ended March 31, 2014 to $2,013,496 as compared to $13,254,995 for the same prior year period, a decrease of $11,241,499. We temporarily suspended all mining operations in early November 2013, which decreased our production output for the current period. Our sales for the current quarter were significantly lower than forecasted and were adversely affected by continuing equipment issues and undercapitalization of our Summit project.

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

            At March 31, 2014, we have a total accumulated deficit of $82,670,117 and have a working capital deficit of $22,117,271. To continue as a going concern, we are dependent on continued fund raising or other a strategic alternative financing vehicles. See Liquidity and Capital Resources; Plan of Operation below for additional details.

             Our consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

            As of March 31, 2014, we had cash and cash equivalents of $410,764 as compared to $115,094 at June 30, 2013 and we had accounts receivable of $-0- at March 31, 2014 as compared to $273,797 at June 30, 2013. As of March 31, 2014, we had a working capital deficit of $22,117,271.

            On June 30, 2013, we signed a Waiver of Default Letter (the “Letter”) with Waterton wherein we agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. The transfer of the accounts receivable to Waterton were treated as payment towards outstanding interest payable amounts first with the remaining transfer of receivables treated as payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred was subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The final valuation of receivables under the Letter is $1,018,056. Under terms of the Letter, interest payable was reduced by $116,693, and the principal portion of the note was reduced by $739,118, while the final net amount recorded as financing costs in interest expense was $162,245 recorded over two quarters, with $168,643 recorded at June 30, 2013 and the final adjustment of $(6,398) recorded at September 30, 2013. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at March 31, 2014. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Other Accrued Liabilities at March 31, 2014.

             In July 2013, we negotiated an additional A$2.0 million working capital injection from IGS by way of a secured convertible note. The convertible note bears interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by our contractual rights in the Mogollon property. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon refinancing of our loan from Waterton. As of January 23, 2014, we had received advances totaling US$1,250,000 in connection with the secured convertible note. In connection with the execution of the Merger Agreement on January 23, 2014, IGS converted all amounts due and payable under the note including all outstanding principal and accrued interest into 9,259,259 shares of our common stock. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principle and accrued interest. The Company recorded a gain of $615,781on extinguishment of the debt.

            On September 30, 2013, Waterton issued a separate letter re-confirming the waiver of default for non-payment under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement In the event that debt restructurings are not consummated or should any of Waterton or Sandstorm’s indebtedness be accelerated, we do not have adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern, we may be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us).

            We are in arrears on payments totaling approximately $8.5 million under the Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.6 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm at March 31, 2014.

            On November 8, 2013, the Company temporarily suspended operations and placed the mine on care and maintenance status in order to cut costs and preserve our reserves while seeking a sufficient amount of funding for equipment and working capital in order to resume long-term profitable operations.

            In connection with the execution of the Merger Agreement, each of our three senior secured creditors, Waterton Global Value, L.P., Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd., and International Goldfields Limited, have entered into respective non-binding agreements to restructure collectively more than $23.1 million of our indebtedness. Additionally Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3.0 million to the Company in accordance with the terms thereof. As of March 23, 2014, the Company received $1,745,092 in accordance with the terms of the Bridge Loan. On March 23, 2014, we announced that we terminated the Merger Agreement as a result of Tyhee’s failure to close the Qualified Financing of $20 million. Tyhee has provided Santa Fe with a purported notice of default under the Bridge Loan. At this time we are in disagreement with Tyree as to the due date, interest and principal of the Bridge Loan.

            Currently we have no other current continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. We are currently in process of discussions with various strategic financing alternatives. It is unknown if such discussions will be successful in attaining a financing facility which will allow the Company to continue operations under a revised business plan. If discussions with these financing sources are unsuccessful we will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended March 31, 2014 and 2013

            Sales, net

            During the three months ended March 31, 2014, we recorded $(205,761) in concentrate and flux sales, net of treatment charges, compared to $3,313,077 for the three months ended March 31, 2013, a decrease of $3,518,838. The change is the result of a drop-off in production as we suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program. The decrease is also attributable to adjustments to revenues due to the decrease prices of gold and silver in the third quarter. Revenues are adjusted from the estimated recorded sales in the second quarter to actual market prices at final settlement in the third quarter.

            Costs applicable to sales

            During the three months ended March 31, 2014, costs applicable to sales totaled $-0- as compared to $3,001,655 for the same comparable period in 2013. The decrease for the period corresponds with the decrease in production of tons processed as compared to the prior year comparable period and reflected by our decision to temporarily suspend all mining operations in early November 2013.

            Exploration

            Exploration and other mine related costs were $503,226 for the three months ended March 31, 2014, as compared to $786,045 for the prior period of measurement, a decrease of $282,819. The decrease in the current period of measurement is mainly attributable to decreased costs incurred on the Ortiz and Lordsburg properties in the current year period of measurement.

            General and Administrative

            General and administrative expenses decreased to $1,038,668 for the three months ended March 31, 2014, from $1,149,088 for the comparative three month period ended March 31, 2013, a decrease of approximately $110,000. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The decrease is mainly attributable to cutbacks in current operations due to the Company’s decision to suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

            Depreciation and Amortization

            Depreciation and amortization expense decreased to $541,928 for the three months ended March 31, 2014, as compared to $1,035,927 for the three months ended March 31, 2013, a decrease of approximately $494,000. The decrease in the current period is attributable primarily to the decrease in production and a corresponding decrease in the amortization of mine development costs which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment also contributed to the decrease.

            Impairment of Idle Equipment

            The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $411,600 and $1,223,528 as of March 31, 2014 and March 31, 2013, respectively. The Company re-evaluated the carrying value of the idle equipment during the current period in connection with the possible sale of the idle equipment. The current estimated value is based on a detailed review of the idle equipment inventory and valuation in the current market for used processing equipment. The Company recorded an impairment of $761,928 during the three months ended March 31, 2014 compared to $-0- in the same comparable prior period in 2013.

            Other Income and Expenses

            Other income and (expenses) for the three months ended March 31, 2014, was $(69,492) as compared to $(127,862 for the three months ended March 31, 2013 a increase in other expenses of approximately $197,000.

            The net increase in expenses for the three months ended March 31, 2014, compared to the same comparable period in 2013, is mainly comprised of the following components: increased loss recognized on foreign currency translation of approximately $200,000 and a reduced gain on derivative instrument liabilities of approximately $994,000. These increases were offset by a gain on debt extinguishment of approximately $616,000 and decreases in financing costs related to the commodity supply agreements approximating $310,000; and a decrease in interest expense of approximately $107,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

            Gain on Extinguishment of Debt

            On January 23, 2014, the entire outstanding principal amount of the certain A$ 2.0 million Secured Convertible Note, dated June 23, 2013, issued by the Company and payable to IGS, including all accrued interest and any other amounts due or payable by the Company there under, was converted into 9,259,259 shares of common stock. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principle and accrued interest. The Company recorded a gain of $615,781on extinguishment of the debt.

            Gain on Derivative Financial Instruments

            For the three months ended March 31, 2014, the gain on derivative financial instruments totaled $134,138 as compared to $1,127,873 for the three months ended March 31, 2013. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Due to anti-dilutive provisions of several derivative instruments, the Company was required to reprice the exercise of the affected warrants and also issue an additional 23,434 warrants during the current period of measurement. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

            Financing costs – commodity supply agreements

            The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period valued at current spot prices. For the three months ended March 31, 2014, these adjusted financing costs resulted in $251,739 expense as compared to $561,282 of expense for the three months ended March 31, 2013. The reduction of expense from March 31, 2013 and subsequent recording of no income in the current period is driven by both a decrease in the number of ounces produced for the period as well as a decrease in precious metals prices.

            Interest expense

            For the three months ended March 31, 2014, interest expense totaled $319,508 as compared to $426,230 for the three months ended March 31, 2013. The decrease of approximately $107,000 is mainly attributable to the cessation of an additional interest expense premium calculated and recorded only at the time principal payments are made, which did not occur during the current period. Interest expense relating to the coupon rate of the note continued to be recorded and also decreased due to reduction of the outstanding balance on the notes from period to period.

Operating Results for the Nine Months Ended March 31, 2014 and 2013

            Sales, net

            During the nine months ended March 31, 2014, we generated $2,013,496 in concentrate and flux sales, net of treatment charges, compared to $13,254,995 for the nine months ended March 31, 2013, an 84% decrease of $11,241,499. We temporarily suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

            Costs applicable to sales

            During the nine months ended March 31, 2014, costs applicable to sales totaled $3,213,205 as compared to $9,615,367 for the same comparable period in 2013, a decrease of $6,402,162 or 66%. The decrease for the period corresponds with the decrease in production of tons processed as compared to the prior year period and reflected by our decision to temporarily suspend all mining operations in early November 2013.

            Exploration

            Exploration and other mine related costs were $737,403 for the nine months ended March 31, 2014, as compared to $1,458,431 for the prior period of measurement, a decrease of $721,028. The decrease in the current period of measurement is mainly attributable to decreased costs incurred on the Ortiz property aggregating $$440,811 and the Lordsburg property of $472,794 in the current period of measurement.

            General and Administrative

            General and administrative expenses increased to $2,942,713 for the nine months ended March 31, 2014, from $2,941,075 for the comparative nine month period ended March 31, 2013, an increase of approximately $1,638. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs.

            Depreciation and Amortization

            Depreciation and amortization expense decreased to $1,977,247 for the nine months ended March 31, 2014, as compared to $3,238,017 for the nine months ended March 31, 2013. The decrease in the current period is primarily attributable to the decrease in production and a corresponding decrease in the amortization of mine development costs which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment also contributed to the decrease.

            Impairment of Idle Equipment

            The Company has certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $411,600 and $1,223,528 for the nine month periods ended March 31, 2014 and 2013, respectively. The Company re-evaluated the carrying value of the idle equipment during the current period in connection with the possible sale of the idle equipment. The current estimated value is based on a detailed review of the idle equipment inventory and valuation in the current market for used processing equipment. The Company recorded an impairment of $761,928 during the nine months ended March 31, 2014 compared to $-0- in the same comparable prior period in 2013.

            Other Income and Expenses

            Other income and (expenses) for the nine months ended March 31, 2014, was $(846,266) as compared to $(3,811,929) for the nine months ended March 31, 2013 a decrease in other expenses of approximately $2,965,663.

            The net decrease in expenses for the nine months ended March 31, 2014, compared to the same comparable period in 2013, is mainly comprised of the following components: decreased cost recognized on foreign currency translation of approximately $90,000; decrease in financing costs related to the commodity supply agreements approximating $2,094,000; decrease in interest expense of approximately $711,000: and recognition of a gain on debt extinguishment of approximately $616,000., These decreases in costs were offset by increases in accretion of discounts on noted payable of approximately $18,000 and a decrease in gain on derivative instruments liability of approximately $526,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

            Gain on Extinguishment of Debt

            On January 23, 2014, the entire outstanding principal amount of the certain A$ 2.0 million Secured Convertible Note, dated June 23, 2013, issued by the Company and payable to IGS, including all accrued interest and any other amounts due or payable by the Company there under, was converted into 9,259,259 shares of common stock. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principle and accrued interest. The Company recorded a gain of $615,781 on extinguishment of the debt.

            Gain on Derivative Financial Instruments

            For the nine months ended March 31, 2014, the gain on derivative financial instruments totaled $279,513 as compared to a gain of $805,565 recorded for the nine months ended March 31, 2013. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Due to anti-dilutive provisions of several derivative instruments, the Company was required to reprice the exercise of the affected warrants and also issue an additional 23,434 warrants during this period of measurement. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

            Accretion of Discounts on Notes Payable

             For the nine months ended March 31, 2014, accretion of discounts on notes payable totaled $31,094 as compared to $12,672 for the nine months ended March 31, 2013. The increase is the result of the issuance of warrants and a corresponding discount recorded and accreted in relation to the extension of due dates for senior subordinated convertible notes aggregating $450,000.

            Financing costs – commodity supply agreements

            The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period valued at current spot prices. For the nine months ended March 31, 2014, these adjusted financing costs totaled $736,384 as compared to $2,830,007 for the nine months ended March 31, 2013 a decrease of approximately $2,093,000. The reduction in the current period is driven by both a decrease in the number of ounces produced for the period as well as a decrease in precious metals prices.

            Interest expense

            For the nine months ended March 31, 2014, interest expense totaled $1,000,243 as compared to $1,711,366 for the nine months ended March 31, 2013. The decrease of approximately $711,000 is mainly attributable to the cessation of an additional interest expense premium calculated and recorded only at the time principal payments are made, which did not occur during the current period. Interest expense relating to the coupon rate of the note continued to be recorded and also decreased due to reduction of the outstanding balance on the notes from period to period.

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

Production Statistics, Sales Statistics, and Cash Costs

            Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the nine months ended March 31, 2014 and March 31, 2013. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter; whereas payable metals represents the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

            We temporarily suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

PRODUCTION STATISTICS

	9 Months Ended	9 Months Ended
	3/31/14	3/31/13
Production Summary
Tons Processed	15,726	61,993
Tons Processed per Day	125	326

Grade
Average Gold Grade(oz./ton)	0.093	0.093
Average Silver Grade(oz./ton)	3.878	4.675

Contained Metals
Gold (Oz.'s)	1,431	5,796
Silver (Oz's.)	59,789	289.788

SALES STATISTICS

	9 Months	9 Months
	Ended	Ended
	3/31/14	3/31/13
Average metal prices - Realized
Gold (Oz's.)	$1,266	$1,612
Silver (Oz's.)	$22	$31

Payable metals sold
Gold (Oz.'s)	938	3,814
Silver (Oz's.)	47,658	232,588

Gold equivalent ounces sold
Gold Ounces	938	3,813
Gold Equivalent Ounces from Silver	764	4,376
Total Gold Equivalent Ounces	1,702	8,189

Sales (in thousands):
Gross before provisional pricing	$2,469	$13,730
Provisional pricing mark-to-market	(368)	89
Gross after provisional pricing	2,101	13,819
Treatment and refining charges	(88)	(565)
Net Revenues	$2,013	$13,254

Average realized price per gold equivalent
ounce:
Gross before adjustments	$1,451	$1,676
Provisional pricing mark-to-market	(95)	11
Gross after provisional pricing	1,356	1,687
Treatment and refining charges	(52)	(69)
Net realized price per gold equivalent ounce	$1,304	$1,618

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

            The increase in cash costs per gold equivalent ounce between the nine month comparable periods is the result of a decrease in production resulting from fewer tons processed during the current period and accompanied by a decrease in the average grade for silver. Equipment issues and production downtime continued to be encountered during the current period, and the mining operations were suspended on November 8, 2013 pending the sourcing of sufficient capital to recapitalize the project and resume profitable operations.

CASH COST STATISTICS

	9 Months	9 Months
	Ended	Ended
	3/31/14	3/31/13
Total Gold Equivalent Ounces Sold	1,702	8,189

Costs applicable to sales	$3,213,205	$9,615,367
Treatment & Refining Charges	$88,485	$565,002
Royalties	$130,024	$(799,213)
Resource Taxes	$16,756	$(107,759)
Total Operating Cash Costs	$3,448,471	$9,273,397

Operating Cash Cost per Gold Equivalent Ounce Sold	$2,026	$1,132

Operating Cash Costs	$3,448,471	$9,273,397
Royalties	$(130,024)	$799,213
Resource Taxes	$(16,756)	$107,759
Total Cash Costs	$3,301,690	$10,180,369

Total Cash Cost per Gold Equivalent Ounce Sold	$1,940	$1,243

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

            Currently we have no other continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. We are currently in process of discussions with various strategic financing alternatives. It is unknown if such discussions will be successful in attaining a financing facility which will allow the Company to continue operations under a revised business plan. If discussions with these financing sources are unsuccessful we will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

Off-Balance Sheet Arrangements

            During the three months ended March 31, 2014, we did not engage in any off-balance sheet arrangements defined in Item 303(a) (4) of the SEC’s Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

            We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, have conducted an evaluation of our disclosure controls and procedures as of March 31, 2014.

            Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required, and are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports.

             During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. On May 8, 2014, Michael P. Martinez, Chief Financial Officer and Principal Accounting Officer, departed employment with the Company and was replaced by Frank G. Mueller as Interim Chief financial Officer and Principal Accounting Officer. Based on these changes, our internal controls over financial reporting remain effective.

            Our Management including our CEO and Principal Accounting Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

            On March 5, 2014 the Company announced it had received notice that Tony Cavanaugh, an alleged stockholder of the Company, filed in the Second Judicial District Court of the State of New Mexico, County of Bernalillo, a purported class action complaint on behalf of himself and all others similarly situated, against the Company, the five current members of its Board of Directors, and Tyhee Gold Corp. and Tyhee Merger Sub, Inc. (collectively, “Tyhee”). The plaintiff contended that the members of the Company’s Board of Directors breached their fiduciary duties arising out of their efforts to effectuate the merger of Santa Fe and Tyhee pursuant to an unfair process, for an unfair price and lacking material disclosures. Further, the plaintiff contended that Tyhee aided and abetted such conduct. The plaintiff’s complaint sought, among other things, damages, injunctive relief, recession of the proposed Tyhee transaction to the extent already implemented, and reasonable attorneys’ and experts’ fees. On March 31, 2014 the Company announced that the purported class action filed by Tony Cavanaugh had been dismissed without prejudice.

31

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

            At March 31, 2013, the Company was in arrears on payments totaling approximately $8.5 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”) and approximately $6.6 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd. (collectively, “Sandstorm”).

            The Company is in active discussions with several private equity funds and potential strategic investors that have expressed an interest in pursuing a strategic transaction with Santa Fe. There can be no assurance that a strategic transaction or additional financing will be available at all or on acceptable terms. If a strategic transaction or additional financing is not available, or if the Company fails to restructure or refinance its secured indebtedness with Waterton and Sandstorm or should any of such indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

            Equipment issues and production downtime continued to be encountered during the current year period, and the mining operations were suspended on November 8, 2013 pending the sourcing of sufficient capital to recapitalize the project and resume profitable operations.

            Except as set forth herein, as of March 31, 2014, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

            On January 23, 2014, the entire outstanding principal amount of the certain A$ 2.0 million Secured Convertible Note, dated June 23, 2013, issued by the Company and payable to IGS, including all accrued interest and any other amounts due or payable by the Company there under, was converted into 9,259,259 shares of common stock. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principle and accrued interest. The Company recorded a gain of $615,781on extinguishment of the debt.

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

            Specified disclosures relating to The Act and pertaining to the Summit Mine for the nine months ended March 31, 2013 are as follows:

(i)

Total number of violations of mandatory health or safety standards that could “significantly and substantially” (“S&S”) contribute to a safety or health hazard under the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”) for which the Company received a citation from the Mine Safety and Health Administration (“MSHA”); (These are violations that could "significantly and substantially" contribute to a safety or health hazard as issued.); None;

32

(ii)	Total number of orders and citations issued under Section 104(b) of the Mine Safety Act (a “failure to abate”): None;

(iii)	Total number of citations and orders for unwarrantable failure to comply with mandatory health and safety standards under Section 104(d): None;

(iv)	Total number of imminent danger orders under Section 107(a) of the Mine Safety Act issued to the Company: None;

(v)	Total dollar value of proposed assessments from MSHA: $0

(vi)	Total number of mining related fatalities: None;

(vii)	Mines for which the operator has received written notice of a pattern of violations or the potential to have such a pattern: None;

Pending legal action before the Mine Safety and Health Review Commission: We have multiple citation protests pending before the Commission.

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS

            (a) The following exhibits are filed as part of this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief financial Officer and Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2014	/s/ W. Pierce Carson
W. Pierce Carson
Chief Executive Officer, President, and Director

/s/ Frank Mueller
Frank Mueller
Chief Financial Officer and Principal Accounting Officer