Form 10-K
period 2014-06-30
Santa Fe Gold CORP
filed 2014-10-22
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-12974

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1219 Banner Mine Road
Lordsburg, NM	88405
(Address of principal executive offices)	(Zip Code)

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
Yes   No  [X]

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   [   ]    No   [   ]

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
Yes  [   ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,613,440.

As of September 30, 2014 there were 131,229,228 shares of common stock outstanding.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K or documents incorporated by reference may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

     This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things:

  our ability to continue as a going concern;

  we will require additional financing in the future restart production at the Summit Mine property and to bring it into sustained commercial production;

  our dependence on our Summit project for our future operating revenue, which property currently has limited proven or probable reserves;

  our mineralized material calculations at the Summit property and other projects are only estimates and are based principally on historic data;

  actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;

  exposure to all of the risks associated with restarting and establishing new mining operations, if the development of one or more of our mineral projects is found to be economically feasible;

  title to some of our mineral properties may be uncertain or defective;

  land reclamation and mine closure may be burdensome and costly;

  significant risk and hazards associated with mining operations;

  we will require additional financing in the future to develop a mine at any other projects, including the Ortiz and Mogollon projects;

  the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;

  our anticipated needs for working capital;

  our ability to secure financing;

  claims and legal proceedings against us;

  our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans,

  our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;

  changes in the price of silver and gold;

  extensive regulation by the U.S. government as well as state and local governments;

  our projected sales and profitability;

  our growth strategies;

  anticipated trends in our industry;

  unfavorable weather conditions;

  the lack of commercial acceptance of our product or by-products;

  problems regarding availability of materials and equipment;

  failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

  our ability to seek out and acquire high quality gold, silver and/or copper properties.

These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

     These risks and uncertainties and other factors include, but are not limited to, those set forth under Item1A.Risk Factors”. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

PART I

ITEM 1.	BUSINESS

History and Organization

     Santa Fe Gold Corporation (“Santa Fe”, "the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire explore, develop and to create shareholder value. The Company acquired the Summit project in 2006 and in subsequent years completed engineering studies, raised capital financing, built a process mill, partially developed an underground mine, and began processing mineralized material in 2010. The operation was consistently under-capitalized and on November 8, 2013, the Company suspended all mining and milling operations and placed its Summit mine and mill on care and maintenance for lack of working capital.

     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

Recent Developments

     On July 15, 2014, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, and a Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc"). Under the terms of the Share Exchange Agreement, the Company will issue 66,000,000 shares of its common stock to Canarc and, in exchange, Canarc will issue 33,000,000 of its common shares to the Company (the "Share Exchange"). Upon consummation of the Share Exchange, the Company will own approximately 17 percent of Canarc’s outstanding common shares and Canarc will own approximately 34 percent of Santa Fe's outstanding common shares. The Share Exchange Agreement contains representations, warranties, conditions and covenants of the parties customary for transactions of this type.

     In connection with the Share Exchange Agreement, the Company entered into a “best efforts” placement agency agreement with Euro Pacific Capital, Inc. ("Euro Pacific") pursuant to which Euro Pacific agreed to act as placement agent for the Company and use its "best-efforts" to complete the proposed private placement of 8% Subordinated Secured Redeemable GLD Share Delivery Notes and a Detachable Common Stock Purchase Warrant in the aggregate principal amount between $20 million to $25 million. Euro Pacific did not place any securities or raise any capital for the Company. The Euro Pacific best efforts placement agency agreement expired by its terms on September 30, 2014.

     Because Euro Pacific failed to raise any capital pursuant to its best-efforts placement agreement, and because the gold and silver prices have declined sharply in recent months, the Company changed its operational strategy from a mine restart plan to a resource drilling and engineering program. Presently, in light of recent historical operational results, combined with lower metal prices, the Company is reporting no reserves for the Summit property. As such, the Company’s strategy is to conduct additional technical work, including drilling and sampling, to reclassify some of the mineralized material at the Summit project as reserves.

     Effective October 15, 2014, the Share Exchange Agreement terminated pursuant to its terms because the closing did not occur by such date. On October 16, 2014, all Canarc affiliated officers and directors resigned as officers and directors of Santa Fe.

     Santa Fe’s independent special committee have met and discussed this change in strategy and management with Santa Fe’s senior secured creditor, Waterton Global Value, L.P. (“Waterton”) and Sandstorm Gold Ltd. (“Sandstorm”). Waterton and Sandstorm have indicated support for the Company’s resource drilling strategy. In this regard, Santa Fe commenced discussions with Waterton, Sandstorm and a strategic investor to provide necessary funding for its revised work program. No assurances can be given that funding for the program will be secured or that the program will be successful.

Competitive Business Conditions

     Many companies are engaged in the acquisition, exploration, development and mining of mineral properties. We are at a disadvantage with respect to those competitors whose technical staff and financial resources exceed our own. Although the Company made appointments to management and the Board of Directors in 2014 to enhance our technical capabilities and experience, our lack of revenues and limited financial resources further hinder our ability to acquire and develop mineral interests.

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

     At the Summit mine and Banner mill, we commenced permitting activities in 2007 and continued permitting activities even after the mine and mill were placed on care and maintenance in November 2013. On October 2, 2009, we received a Permit to Construct and Operate the Banner Mill Tailings Dam from the NM Office of the State Engineer (OSE). This permit allowed us to construct a tailings disposal impoundment and to commence discharge of mill tailings.

     Concurrent with the tailings disposal permit, New Mexico requires a Discharge Permit from the NM Environmental Department and a Reclamation Permit from Mining and Minerals Division under the NM Mining Act of 1993. Both of these permits have been issued, and financial assurance for future reclamation has been established.

     Safety of our employees is regulated by the Mine Safety and Health Administration (MSHA), a federal agency, and by the NM Office of the State Mine Inspector. We intend to continue development of the Summit underground mine, and required secondary escape routes, exhaust ventilation, wireless communications, and underground refuge and emergency rescue capabilities, subject to financing. Our plan of operations is designed to comply with the various requirements and is being coordinated with the regulatory agencies.

     With respect to the permits required for the Summit project mentioned above, as well as permits for the Ortiz project and for our other projects, we may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties could be adversely affected.See Item IA. “Risk Factors” for more information.

See Item IA. “Risk Factors” for more information.

Reclamation

     We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

     Our mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, and the State of New Mexico, which govern mining, milling, prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. For our Summit Project, we have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

     Our projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

     Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

     During our fiscal year ended June 30, 2014, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

Significant Developments in Fiscal 2014

Suspension of Mining Operations.

     On November 8, 2013, the Company suspended all mining operations and placed its Summit mine and mill on a care and maintenance program due to significant operating losses and a lack of working capital.

Proposed Tyhee Merger

      On January 23, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Tyhee Gold Corp. (TSX Venture: TDC) (“Tyhee”), and Tyhee Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyhee (“Merger Sub”). In connection with the execution of the Merger Agreement, each of Santa Fe’s three senior secured creditors, Waterton, Sandstorm and International Goldfields Limited (“IGS”), entered into respective preliminary agreements to restructure collectively more than $23.1 million of Santa Fe indebtedness (collectively, the “Debt Restructurings”).

     Completion of the Merger was subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of outstanding Company Common Stock, (ii) the Securities and Exchange Commission (the “SEC”) having declared effective a Registration Statement registering the Tyhee Common Shares and Tyhee Warrants under the Securities Act of 1933, as amended, (iii) the consummation of the comprehensive secured debt restructurings, (iv) receipt of the approval of the TSX Venture Exchange, and (v) Tyhee closing a qualified financing of at least $20 million (a “Qualified Financing”). In connection with the Merger, Tyhee advanced only $1,745,092 under a $3 million bridge loan agreement, which is presently due and payable. On March 23, 2014, the Company announced that it had terminated the Merger Agreement as a result of Tyhee’s failure to close the Qualified Financing of $20 million and that it demanded payment from Tyhee of a $300,000 break-fee that Tyhee was obligated to pay. Tyhee has not paid $300,000 the break-fee. Tyhee has not advanced any additional funds under Bridge Loan and hasgiven notice to Santa Fe that Santa Fe in default under the Bridge Loan. Tyhee has demanded that Santa Fe repay the amounts advanced $1,745,082 to Santa Fe together with accrued interest and other costs. Tyhee has not paid the $300,000 break fee to Santa Fe as required by the Merger Agreement. Also, Tyhee has failed to return Santa Fe’s confidential information pursuant to the terms of a Confidentiality Agreement between Santa Fe and Tyhee. Santa Fe has commenced legal action against Tyhee and its chief executive officer for injunctive relief and conversion of Santa Fe’s confidential information.

Amendment and Restated Mogollon Option Agreement

     On March 11, 2014, Santa Fe announced that it had entered into an amended option agreement with Columbus Exploration Corporation (CLX: TSX-V) (formerly Columbus Silver Corporation) whereby Santa Fe can purchase a 100% interest in Columbus’ Mogollon Project by immediately paying $50,000 to Columbus, followed by a binding and mandatory $950,000 payment upon closing of Santa Fe’s proposed merger with Tyhee Gold Corp. (TDC: TSX-V). Santa Fe made the $50,000 payment. Pursuant to the terms of the amended agreement, if Santa Fe’s proposed merger with Tyhee did not close, Santa Fe will have the option of paying $950,000 within three months of the news release announcing the cancellation of the proposed merger and upon such payment it would earn the 100% interest in the Mogollon Project.

     Since the Tyhee Merger did not close, on June 18, 2014, the Company announced it reached agreement with Columbus to extend the term of the Mogollon option until November 21, 2014. By making a final option payment of $950,000, Santa Fe may earn 100% interest in the Mogollon Project, Catron County, New Mexico. The Mogollon Project encompasses most of the Mogollon district in southwest New Mexico. The amendment extends the option exercise date from June 21, 2014 until November 21, 2014. The exercise price of $950,000 remains unchanged. Pursuant to the amendment, Santa Fe must make two non-refundable payments to Columbus Exploration, the first in the amount of $12,350, which has been made, and the second in the amount of $59,000 due the earlier of exercise of the option or November 21, 2014. As of June 30, 2014, the Company has made total payments of $876,509 in connection with the Mogollon option. Presently, Santa Fe does not have the necessary capital available to exercise the Mogollon option. Santa Fe is currently evaluating the Mogollon Project and it may elect to not to exercise the Mogollon option.

Waterton

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. The transfer of the accounts receivable to Waterton were to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market price adjustments and final settlement of the invoices. The valuation of receivables under the Letter was$1,053,599 at June 30, 2013. Under terms of the Letter, interest payable was reduced by $116,693 and the principal portion of the note was reduced by $768,263, while the remaining $168,643 has been recorded as financing costs in interest expense at June 30, 2013. On September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at June 30, 2014. See ITEM 7: Liquidity and Capital Resources; Plan of Operation.

International Goldfields Limited

     In June 2013, the Company negotiated a additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, the Company agreed to explore a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon a refinancing of the Company’s loan from Waterton. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of March 31, 2014, the Company had received advances totaling $1,250,000 in connection with the secured convertible note. When the proposed Merger Agreement with Tyhee was signed, IGS and the Company agreed to have all outstanding amounts under the A$2 million note satisfied by the issue of Company’s stock aggregating 9,259,259 shares. The Company recorded a gain of $615,781 on the extinguishment of the debt. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Employees

     As of June 30, 2014, we had five employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Office Facilities

     Our operational and administrative offices, totaling approximately 1,400 square feet, and are located at 1219 Banner Mine Road, Lordsburg, NM 88045 and Albuquerque, NM. Our telephone number is (505) 255-4852.

     Please refer to the last section of ITEM 2: PROPERTIES of this report for a glossary of certain terms used herein.

Gold Price History

     The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global gold demand and political and economic conditions.

     The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2009	$1,213	$810	$972
2010	1,421	1,058	1,225
2011
	1,895	1,319	1,571
2012	1,792	1,540	1,669
2013	1,694	1,192	1,411
2014 (to October 14, 2014)	1,385	1,213	1,289

Data Source: www.kitco.com

Seasonality

     None of our properties are subject to material restrictions on our operations due to seasonality.

Available Information

     We make available, free of charge, on or through our Internet website, at www.santafegold.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Stockholders should carefully consider the risks described below before purchasing the Company’s common shares. The occurrence of any of the following events could harm the Company. If these events occur, the trading price of the Company’s common shares could decline, and shareholders may lose part or even all of their investment. This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward looking statements that may be materially affected by numerous risk factors, including those summarized below: Risk Factors Related to Our Business and Operations

     We are dependent upon production of precious metals and industrial minerals from a limited number of properties, have incurred substantial losses since our inception in 1991, and may never be profitable.

     Since our inception in 1991, we have not been profitable. As of June 30, 2014, our total accumulated deficit was approximately $85.9 million. In November 2013, we suspended mine and mill operations at our Summit mine and Banner mill due to operating losses and a lack of operating capital. We placed the Summit mine and mill on a care and maintenance program. The Summit mine operations remain suspended pending placement of sufficient funds to restart development and bring the operation to full and sustained production. We ceased mining operations at our Black Canyon mica property in 2002 after unsuccessful attempts to begin profitable operations.

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

     We have established only limited mineralized materials at our Summit silver-gold property, and have not established proven or probable reserves at our Ortiz gold property, Mogollon gold-silver property or at our Planet micaceous iron property. We are currently evaluating whether we will continue to pursue development of our Mogollon or Ortiz properties. If we are unable to economically produce silver or gold from our Summit, Mogollon or Ortiz properties, we may have to identify, acquire and invest substantial sums in one or more additional properties. Such properties may not be available to us on favorable terms or at all. Because of the numerous risks and uncertainties associated with exploration and development of mining properties, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

     In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code

     At June 30, 2014, the Company was in arrears on payments totaling approximately $9.1 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $7.1 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton wherein Waterton agreed to waive any payment defaults under the Credit Agreement. Also, Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement.

     In connection with the Share Exchange Agreement, Santa Fe and Waterton have executed a term sheet regarding proposed Amendment to the Credit Agreement. The term sheet provides that upon Santa Fe paying Waterton $3,000,000 in cash, the loan and all other amounts outstanding under the Credit Agreement shall be reduced to US$6,000,000.

     In connection with the Share Exchange Agreement, Santa Fe and Sandstorm have executed an Amendment No. 3 to Gold Steam Agreement, which contemplates that (i) upon the closing of a debt or equity financing for minimum gross proceeds of $20.0 million; and (ii) Sandstorm Gold receiving $1.0 million out of the proceeds of such financing; then Sandstorm and Santa Fe will enter into an amended and restated purchase agreement, which will provide that after one year, Santa Fe shall deliver and sell to Sandstorm for at least 16 quarterly periods, a minimum of 350 ounces of gold per quarter, at a US$400 per ounce. Upon execution of the amended and restated agreement becoming effective, all amounts currently due and owed to Sandstorm Gold under the original purchase agreement, as amended, shall be deemed to have been settled in full.

     In connection with the Share Exchange, Santa Fe entered into a “best efforts” placement agreement with Euro Pacific Capital, Inc. (“Euro Pacific”) pursuant to which Euro Pacific agreed to use its best efforts to complete the proposed private placement of Convertible Gold Notes in the aggregate principal amount between $20 million to $25 million. The “best efforts” placement agreement expired September 30, 2014. Euro Pacific did not sell any the Convertible Gold Notes or place any securities pursuant to its “best efforts” placement agency agreement with the Company.

     Because Euro Pacific did not place any of the Convertible Gold Notes or any other securities, and because the gold and silver prices have declined sharply in recent months, the Company has changed its operational strategy from a Summit mine-restart strategy to a resource drilling and engineering program intended to convert some of the Summit mine mineralized materials to a reserve category. Santa Fe’s independent special committee have both discussed this change in strategy with Waterton and Sandstorm. Waterton and Sandstorm have expressed their support for the Company’s resource drilling and engineering strategy. In this regard, Santa Fe commenced discussions with Waterton, Sandstorm and a strategic investor to provide necessary funding for its revised operational strategy. No assurances can be given that funding for the program will be secured or that the program will be successful.

     As such, the Company can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to the Company, or at all. If the Company is unsuccessful raising additional funding, its business may not continue as a going concern. Even if the Company does find additional funding sources, it may be required to issue securities with greater rights than those currently possessed by holders of its common shares or on terms less favorable than the Convertible Gold Note financing. The Company may also be required to take other actions that may lessen the value of its common shares or dilute its common shareholders, including borrowing money on terms that are not favorable to the Company or issuing additional equity securities. If the Company experiences difficulties raising money in the future, its business and liquidity will be materially adversely affected.

     In the event we cannot raise the necessary capital and we cannot restructure our secured debt with Waterton and Sandstorm through negotiated modifications to their agreements or through other forms of restructurings, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). There can be no assurance that any financing or restructuring will be obtained on acceptable terms with the necessary parties or at all. In addition, the default under our Waterton facility could result in across-default or the acceleration of our payment obligations under other financing agreements. In any such event, or if an involuntary petition for bankruptcy relief or similar creditor action is filed against us, we may be required to seek reorganization under Chapter 11 or liquidation under Chapter 7.

     Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2014.

     We have classified all amounts outstanding under our Waterton Credit Agreement and Sandstorm Gold Stream Agreement as current liabilities in our consolidated balance sheet as of June 30, 2014, included in this Report. Waterton can note the Credit Agreement in default at any time. As a result of these factors, as well as adverse industry conditions, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2014. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

     We cannot be certain that any of our exploration and development activities or any acquisition activities will be commercially successful.

     Substantial expenditures are required to acquire gold and silver properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineral resources acquired, established or discovered will be in sufficient quantities to justify commercial operations or that the funds invested in them will ever be recovered.

     We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.

     In connection with the termination the Share Exchange Agreement, all Canarc affiliated officers and directors resigned their positions at Santa Fe, including Bradford Cooke, as director and Chairman of Santa Fe, Catalin as President and Chief Executive Officer and Director and Garry Biles as appointed Chief Operating Officer. In connection with the resignation of all Canarc affiliated officers and directors, Jakes Jordaan has replaced Catalin Chiloflischi as President and Chief Executive Officer and Mr. Erich Hofer has replaced Bradford Cooke as Chairman of the Board of Directors. Mr. Hofer has been elected as Chairman of the Board and sole member of the Independent Special Committee. As such, we are dependent upon the services of these directors and officers.

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

     The feasibility of mining our properties has not been established, meaning that we have not completed engineering, permitting or other work necessary to determine if it is commercially feasible to develop these properties.

     We currently have established only limited mineralized material on the Summit silver-gold property, and have not established or re-established proven or probable reserves on the Ortiz, Black Canyon and Planet properties. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not received feasibility studies nor obtained necessary operating permits with regard to the Ortiz, Black Canyon and Planet properties. As a result, we have no reserves at these properties. Substantial additional work and expenditures are required to demonstrate economic viability for these projects. The mineralized materials identified to date have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations. If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline. We are currently evaluating whether to continue or discontinue these projects.

     At the Summit silver-gold property, a qualified independent engineering firm has completed an updated engineering study that concluded it may be economically viable to proceed with development and mining on the basis of estimates of mineralized material. However, our preliminary economic assessment carries significant risks associated with factors including but not limited to the following:

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

  Samples collected for metallurgical testing were selected from drill core from various parts of the Summit deposit and from samples taken from underground workings located in the upper part of the deposit. Because of the small number and size of samples available for metallurgical testing, metallurgical results may not accurately characterize the deposit as a whole.

  The project has an operating history upon which to base estimates of operating costs and capital requirements. However, cost and revenue projections continue to rely on assumptions and estimates of items including the quantity and quality of mineralized material, mining and process recoveries, underground mining conditions at depth including water in flows and ground conditions and other factors. Estimates of operating costs and capital requirements are preliminary estimates only.

  Actual construction costs, operating costs and economic returns may differ materially from those initially estimated. Accordingly, there can be no assurance that the Summit mine or Banner mill can be returned to operation within the time frame or at the cost anticipated by the Company, or that the forecasted operating results can be achieved.

     If we are unable to establish some or all of our mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations, we may not be able to raise sufficient capital to develop a mine. If we are unable to establish such reserves, the market value of our securities may decline.

     A substantial or extended decline in gold and silver prices would have a material adverse effect on the value of our assets, on our ability to raise capital and could result in lower than estimated economic returns.

     The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the prices of gold and silver. The gold and silver price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

  gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
  speculative short positions taken by significant investors or traders in gold;
  the relative strength of the U.S. dollar;
  expectations of the future rate of inflation;
  interest rates;
  changes to economic activity in the United States, China, India and other industrialized or developing countries;
  geopolitical conflicts;
  changes in industrial, jewelry or investment demand;
  changes in supply from production, disinvestment and scrap; and
  forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold or silver price could:

  negatively impact our ability to raise capital on favorable terms, or at all;
  jeopardize the restart and development of our Summit silver-gold project;
  reduce the potential for future revenues from gold projects in which we have an interest;
  reduce funds available to us for exploration with the result that we may not be able to further advance any of our projects; and
  reduce the market value of our assets.

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

     We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and financial position.

     We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, disputes with our landlord, suppliers, competitors or customers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and financial position.

     We may not be able to obtain an adequate supply of water to complete desired development and mining of our Summit silver-gold property or of our Ortiz gold property.

     For successful development, we will need to obtain the rights for a sufficient amount of water to service the mining and processing operation. Our lease with Ortiz Mines, Inc. gives us all rights that Ortiz Mines, Inc. may have to initiate and use water and water rights in connection with the property, including among others, the right to drill, pump, divert, transport and use water from wells, containment areas and drainages. However, there can be no assurance we will be able to exercise our rights under the lease agreement or obtain access to the amount of water needed to operate a mine at the property. For our Summit silver-gold property, this risk is mitigated in that sufficient water for mining purposes can be purchased and trucked to the Summit property; and sufficient water is available for processing purposes on our Lordsburg mill site property, for which water we have usage rights.

     We may be at risk of losing title to our Ortiz gold property lease if we fail to perform our obligations.

     Under the terms of our lease with Ortiz Mines, Inc., we are required to meet certain obligations as is common in a mineral lease of this type. Among other requirements, we must begin mineral production by February 2015 (February 2022 in certain circumstances), make annual payments, meet minimum expenditure requirements, pay a sliding-scale production royalty based on the price of gold and comply with all governmental permitting and other regulations. If we fail to make payments or meet expenditure requirements in a timely manner or to perform our other obligations as required under the lease, we are at risk that the lease could be cancelled. We are evaluating whether to continue with the Ortiz project.

     The mineral estimations of mineralized material at our Summit property are imprecise.

     Although we have relied on expert independent consultants to calculate the mineralized material estimations disclosed in our reports, such estimates are necessarily imprecise because they depend upon the judgment of the individuals who review the geological and engineering information and upon statistical inferences drawn from only limited drilling and sampling. If the Summit mining operation were to encounter mineralization or geologic conditions different from those predicted, mineralized material estimations might have to be adjusted and mining plans altered. Changes to the planned operations could adversely affect forecast costs and profitability.

     The future prices of mica and feldspathic sand are uncertain.

     According to published information, mica prices have varied over the past several years, and the outlook for future mica prices is unclear. Manufactured sand prices in the Phoenix area generally have fluctuated over the past several years, with demand driven by the state of the housing, construction, and recreational markets, which in recent years has undergone a dramatic decline. There are numerous factors beyond our control that could affect markets for both mica and feldspathic sand. No assurance can be given as to future prices or demand for products, if any, that could be produced from our Black Canyon mica project. Any decline in prices could have a material adverse effect on project economics and possible sale of the property.

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

      The development of mineral deposits involves significant risks that even the best evaluation, experience and knowledge cannot eliminate. The economic feasibility of our mining properties is based upon a number of factors, including estimates of reserves and mineralized material, extraction and process recoveries, engineering, capital and operating costs, future production rates and future prices of gold, silver, copper, mica, feldspathic sand and micaceous iron oxide.

     Our properties have limited operating history upon which to base estimates of operating costs and capital requirements.

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

     All phases of our operations are subject to federal, state and local environmental regulations. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations may adversely affect our operations, make our operations prohibitively expensive, or prohibit them altogether. Environmental hazards may exist on the Black Canyon mica property, the Summit silver-gold property, the Lordsburg property, the Ortiz gold property, and the Planet micaceous iron oxide property and on properties in which we may hold interests in the future that are unknown to us at the present. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

     Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months has averaged approximately 141,000 shares per day. As a result, the sale of a significant amount of common stock by selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

     In addition, stock markets have experienced extreme price and volume fluctuations, and the market prices of securities generally have been highly volatile. These fluctuations commonly are unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

     A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.

     Our executive officers and directors, together with our three largest shareholders, beneficially own approximately 27% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

Summit Silver-Gold Project

Overview

     Santa Fe Gold acquired the Summit silver-gold project in May 2006. The project includes the underground Summit silver-gold mine and related property consisting of 117 acres of patented mining claims and 740 acres of unpatented mining claims in Grant County, southwestern New Mexico; and the Banner mill, including mineral processing equipment consisting of a crushing and screening plant, a ball mill and a 400 ton-per-day flotation plant, and related property consisting of approximately 1,500 acres of wholly owned and leased patented and unpatented mining claims, located approximately 57 miles south of the Summit mine near Lordsburg, Hidalgo County, New Mexico. The Summit project is owned by The Lordsburg Mining Company, a wholly-owned subsidiary.

     Construction of the Banner mill and development of the Summit mine have been the focus of our activities since 2008. In April 2007, Santa Fe received results of an engineering study that concluded the Summit deposit could form the basis of an economically viable underground mining operation. In December 2007, Santa Fe arranged financing of $13.5 million by way of a private placement of senior secured convertible debentures and began construction activities during 2008, including development of the Summit underground mine and construction of the Banner mill. Mineralized material generated in the process of developing the mine was stockpiled for later processing. Construction of the Banner mill was completed in mid-2009 and construction of the tailings disposal impoundment was completed in early 2010. Processing operations at the Banner mill commenced in April 2010. Trial sales of mineralized material as silica flux commenced in the second quarter of 2010 and trial sales of precious metals flotation concentrate began in the third quarter of 2010. Mine development and limited production was on-going through November 8, 2013, at which time the operations were suspended due to a lack of operating capital. The Summit mine and Banner mill operations remain suspended pending placement of sufficient funds to restart development and bring the operation to full and sustained production. Permitting, regulatory reporting and limited care and maintenance have continued to maintain operational viability of the mine and mill facilities. Prior to suspension of operations, 575 new feet of drift were constructed during our fiscal year ending June 30,2014, for a total of about 16,295 feet of mine openings developed in the Summit mine since project inception.

     The Summit mining and processing operation involved underground mining of silver and gold-bearing material from the Summit mine and trucking it 57 miles to the Banner mill site where metallurgical processing takes place. At full production, mining was planned to be carried out at a rate of 12,000 tons per month (144,000 tons per year). At the Banner site, processing is accomplished through conventional crushing, grinding and selective flotation to yield a bulk sulfide concentrate containing the recoverable precious metals.

     Santa Fe markets concentrate under sales contracts to a German smelter and a Korean smelter, and explored other marketing options. It also produced siliceous flux material, involving crushing and screening of Summit mineralized material, and then shipping of the resulting beneficiated product to copper smelters for use as smelter converter flux. Santa Fe sold siliceous flux material to two Arizona smelters in 2014 and 2013. Sales of siliceous flux material are in addition to sales of concentrate produced at the Banner mill.

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

     The property is accessible by paved and gravel road approximately 15 miles northeast from Arizona State Highway 75N and the town of Duncan, Arizona. Electric power is not available on or near the property and is generated on-site in connection with the Summit mining operation. Water for limited usage is available on and near the property.

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

Figure 2.1

Location Map

     Mineral Title

     Santa Fe’s holdings at the Summit silver-gold property in Grant County, New Mexico consist of 10 patented federal mining claims totaling approximately 117 acres and 62 unpatented federal mining claims totaling approximately 740 acres. Santa Fe’s holdings at and adjacent to the Banner mill site in Hidalgo County, New Mexico consist of 86 wholly-owned patented federal mining claims, 16 wholly-owned unpatented mining claims, 17 leased patented mining claims and 6 leased unpatented mining claims, aggregating approximately 1,500 acres. All wholly-owned claims are held in the name of The Lordsburg Mining Company. The unpatented mining claims are located on public land and held pursuant to the General Mining Law of 1872. Santa Fe fully owns the mining rights and believes the claims are in good standing in accordance with the mining laws of the United States.

     In order to maintain its claims in good standing, for its patented mining claims Santa Fe must pay annual property taxes to Grant and Hidalgo Counties, and for its unpatented mining claims Santa Fe must pay annual assessment fees to the Bureau of Land Management and record the payment of rental fees with Grant and Hidalgo Counties. Annual assessment and recording costs for its unpatented claims total approximately $13,400. Santa Fe has paid the required assessment fees for the 2014 and 2015 assessment years (September 1, 2013 through August 31, 2015). Currently we are in arrears on these property taxes for the patented mining claims..

     The Summit property is subject to underlying net smelter return royalties capped at $4,000,000 and to a net-proceeds interest on sales of unbeneficiated mineralized rock with an end price of $2,400,000. The Summit acquisition is subject to a property identification royalty agreement between Santa Fe and its former President and Chief Executive Officer. See Item 13. “Certain Relationships and Related Transactions”.

     History of Mining and Exploration

     The Summit silver-gold property lies within the Steeple Rock district, which is one of the historic mining areas in the southwest United States. The former mines produced gold, silver and base metals from underground mining of epithermal vein systems. Prospecting activity dates back to before mineralized material 1860. The first recorded production was from the Carlisle property, which operated from 1880-1897. A number of other mines including the Norman King and Billali also opened up during the 1880’s but ceased operation by the turn of the century. Following this early production, the district was largely dormant until the 1930’s-mid 1940’s when several mines operated. Subsequently sporadic small-scale operations continued until the 1990’s on various deposits including the Summit, Center, Mount Royal and Carlisle deposits.

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

     The principal vein structure on the Summit silver-gold property is the Summit structure, which can be traced for 3,000 feet from southeast to northwest. The Billali structure forms a farther 2,000 foot continuation of the Summit structure in a northwesterly direction across an east-west fault. The Summit and Billali structures dip steeply to the northeast. These structures form segments of the East Camp Fault, which constitutes the main control in this part of the Steeple Rock district. The core drilling carried out from 1984-1992 tested both the Summit and Billali vein structures. Of the two, results from the Summit structure were the more promising with respect to vein continuity and economic potential.

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

     Mineral Reserves

     Santa Fe in the past has reported reserve estimates for the Summit mine based upon a previous study. However, further technical review in light of recent past operational results, combined with lower metal prices, have lead management to determine that mineralized materials previously identified as reserves will require additional technical work including drilling and sampling to reclassify the mineralized material at the Summit project as reserves. Therefore, Santa Fe presently is reporting no reserves for the Summit property.

     Chapman, Wood and Griswold, Inc. (“CWG”), an independent geological engineering firm, carried out earlier studies and reviews that determined a potential quantity of Summit mineralized material. The Company has revised the CWG estimate as of June 30, 2014 by removing the volume of material mined from the original mineralized material calculationper each individual drill hole used in the estimate. This method automatically adjusts the grade of the remaining material. The remainder of the original CWG mineralized material estimate as of June 30, 2014 is:

Mineralized Material (Footwall Zone)

	Tons	Grade (oz/ton)(1)		Contained ounces
		Au	Ag	Au	Ag__

In place, diluted(2)(3)	529,107	0.148	10.71	78,308	5,666,736
Minable @ 90% extraction	476,196	0.148	10.71	70,477	5,100,059
Ounces in conc. at 80% rec.				56,382	4,080,050

(1)   Assays cut to 0.45 oz Au/t and 45.0 oz Ag/ton
(2)   Diluted with 1.0 foot at grade on each wall.
Minimum 6.0 -foot horizontal width.
(3)   Cutoff grade 0.16 oz Au equivalent per ton, using a 60:1 gold-silver price ratio and equivalent recoveries for gold and silver.

     By the end of Q2 FY 2014 mineralized material was identified by drift levels in the area of the upper main block above the 5450 level of the mine. This volume is based upon more than 1,000 samples collected as mine development progressed on the 5600, 5550 and 5450 levels. This volume of mineralized material is estimated at 68,788 tons averaging 0.130 opt Au and 5.50 opt Ag. When added to the remainder of the original CWG estimate, the resulting mineralized material volume at the end of FY 2014 was as follow:

	Tons	Grade (oz/ton)(1)		Contained ounces
		Au	Ag	Au	Ag__

New Level Drifts	68,788	0.130	5.50	8,964	378,025
In place, diluted(2)(3)	529,107	0.148	10.71	78,308	5,666,736
Total	597,895	0.146	10.11	87,272	6,044,761

     Note that over 75% of the production from the year came from areas outside of previously identified zones of mineralized material.

     Operational Strategy

     Because Euro Pacific failed to raise any capital pursuant to its best-efforts placement agreement, and because the gold and silver prices have declined sharply in recent months, the Company has changed its operational strategy from a mine restart plan to a resource drilling and engineering program. Presently, in light of recent historical operational results, combined with lower metal prices, the Company is reporting no reserves for the Summit property. As such, the Company’s strategy is to conduct additional technical work, including drilling and sampling, to reclassify some of the mineralized material at the Summit project as reserves.

     Santa Fe’s management and independent special committee have both discussed this change in strategy with Santa Fe’s senior secured creditor, Waterton Global Value, L.P. (“Waterton”). Waterton has indicated support for the Company’s resource drilling strategy. In this regard, Santa Fe is attempting to generate and evaluate several term sheets to provide necessary funding for its revised program. No assurances can be given that funding for the program will be secured or that the program will be successful.

     Project Economic Estimate

     Mining and Processing operations were suspended in Q4 of 2013. An additional $22 million is estimated to be required to restart operations, $8.5 million for financing and debt restructuring, and $13.5 million for capital improvements and working capital. Additional funding may also be required for preoperational test work and feasibility study.

Metallurgical Testing

     Conventional processing including crushing, grinding and milling of Summit material to produce a bulk sulfide flotation concentrate containing the recoverable precious metals was evaluated and tested at bench scale. Preliminary bench scale flotation tests indicated that a precious metals recovery of 80% with a concentration ratio of 70 to 1 would be reasonably achievable. Operating results to date at the Banner mill reflect relatively low recoveries due to processing of low grade and oxidized development mineralized material. Metallurgical testing and operational adjustments performed in 2013 achieved improved operating results in the last two months of operation prior to cessation of operations.

     Processing for silica flux material requires only crushing and screening of the mineralized material to yield a specified size fraction to meet smelter requirements. After crushing and screening, the crushed material that is not shipped for silica flux is processed through the flotation plant.

     Mineral Processing Equipment

     With the purchase of Lordsburg Mining in May 2006, SFEG acquired an inactive 2400 ton-per-day flotation plant, including ball mill and ancillary equipment. Subsequently, in June 2008, Santa Fe purchased crushing, screening and conveying equipment. The flotation plant was transported from its previous location near Winston, Sierra County, New Mexico, refurbished as necessary, and erected in 2009 at the Banner mill site in Hidalgo County. In addition to the processing equipment other necessary equipment was also acquired and installed.

     Permits

     With the purchase of Lordsburg Mining in 2006, Santa Fe acquired existing operating permits for the Summit property and the Banner mill site. The New Mexico Mining and Minerals Division issued these permits to The Lordsburg Mining Company pursuant to the New Mexico Mining Act. Santa Fe modified and revised these permits as necessary in order to commence mining at the Summit mine and resume mineral processing operations at the Banner mill.

     Permit No. GR001ME at the Summit mine allows operation of a “minimal impact mine”. As surface disturbance expands, it will be necessary to modify the permit and to post financial assurance for reclamation. Pursuant to the current permit, Santa Fe is conducting underground mining operations.

     Permit No. H1001RE at the Banner mill site is for an “existing mining operation” and authorizes Santa Fe to conduct mining and reclamation operations according to the conditions stipulated in the permit. Santa Fe has addressed all proposed mining disturbances under a closeout plan secured by financial assurance. Permit modifications and revisions were obtained to allow resumption of flotation milling, construction of a tailings impoundment and discharge of tailings. Santa Fe has all other necessary permits, including air quality permits for the Banner mill and Summit mine.

     Development Activities

     Underground development commenced at the Summit mine in 2008. A seven hundred foot 12’ x 13’ decline ramp intersected the predicted mineralized body in February 2009. From that point, two development headings were driven in the main mineralized structure, one an incline to the southeast to intersect old workings and to serve as a secondary escape way was completed in October 2009, and the other a decline to the northwest toward additional mineralized bodies identified in previous drilling was completed in august 2009. About 16,295 feet of underground development has been completed on multiple headings and levels. Stope development and test mining of mineralized material bodies has been carried out and an mineralized material panel referred to as the S-1 stope was developed for extraction by longhole stoping. Blasthole drill levels were driven in this panel at vertical intervals of 50 feet at four elevations. Stoping commenced in November of 2011. Development of the N-1 stoping area drill drifts on the 5600, 5550 and 5450 levels is nearly complete. The main ramp development face is presently at the 5200 foot level. Due to financial difficulties the mining development and production operations were suspended in November of 2013.

     At the Banner mill, processing operations commenced in April 2010. Sales of mineralized material as silica flux and sales of precious metals flotation concentrates began in 2010. The mill functioned well with little mechanical difficulties, and was fully operational at the time of suspension of operations in November 2013

     Operating Results

     Materials processed through the Banner mill or shipped as smelter flux for fiscal year 2014 (July 2013 through June 2014) decreased significantly due to the suspension of all mining and milling operations on November 8, 2013.

     Production for the fiscal year ended June 30, 2014 is summarized as follows:

Material Destination	Dry Tons	opt Ag	opt Au

Asarco Smelter (Hayden AZ)	2,369	4.12	0.108
Freeport McMoran Smelter (Miami AZ)	3,570	4.07	0.085
Banner Mill (Lordsburg NM)	9,727	3.63	0.089

Total Production July 2013 thru June 2014	15,666	3.80	0.091

     Total production from inception in 2010 through the fiscal year ended June 30, 2014 is summarized as follows:

Material Destination	Dry Tons	opt Ag	opt Au

Asarco Smelter (Hayden AZ)	29,748	5.33	0.091
Freeport McMoran Smelter (Miami AZ)	39,641	4.63	0.084
Banner Mill (Lordsburg NM)	110,926	4.14	0.081

Total Production July 2010 thru June 2014	180,315	4.44	0.083

     The Banner mill produces a flotation concentrate which during fiscal year 2014 was shipped to the Aurubis smelter in Germany and the L.S. Nikko smelter in Korea. During the fiscal year, 218.1 tons of concentrate were sold to Aurubis with a total payable metal content (after smelter payment deductions) of 1,718 ounces of gold and 99,441 ounces of silver, while 109.7 tons of concentrate were sold to LS Nikko with a total payable metal content of 910 ounces of gold and 46,921 ounces of silver. The total flux shipments to Asarco of 10,204.9 tons yielded 687 ounces of payable gold and 42,318 ounces of payable silver, while flux shipments to Freeport of 21,154.6 tons yielded 1,127 ounces of gold and 83,865 ounces of silver. Combined metal production was 4,442 ounces of payable gold and 272,545 ounces of payable silver

Lordsburg Exploration Project

     In the Lordsburg (Virginia) Mining District, Santa Fe controls approximately 1,200 acres of prospective ground, the majority of which is comprised of patented mining claims that Santa Fe owns, and the remainder patented and unpatented mining claims that are leased. Recorded historic production from the Lordsburg Mining District, at today’s metal prices, exceeds $1.0 billion in copper, gold and silver. Exploration to date has included completion of an aerial mapping survey covering 30 square miles, conducting detailed geologic mapping and sampling, conducting a geophysical survey and carrying out initial drilling of identified exploration targets. The results from this initial work will guide future target prioritization in the district for additional exploration work

Other Properties

Other properties presently held by Santa Fe gold Corporation include the Ortiz Gold property in Santa Fe County, NM, the Black Canyon Mica property in Yavapai County, AZ, and the Planet Micaceous Iron Oxide (MIO) deposit in La Paz County, AZ. The following is background information regarding these three properties.

     Ortiz Gold Project

     Ortiz Overview: In August 2004, Santa Fe acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, Santa Fe relinquished 14,970 acres and retained under lease 42,297 acres.

     Santa Fe has not established proven or probable reserves on the Ortiz gold property.

     Santa Fe undertook background information studies necessary to advance the Ortiz project. Work completed includes an updated estimation of the tonnage and grade of mineralized material based on historic drilling results, and metallurgical testing and design of conceptual open pits for the Carache and Lucas deposits. Santa Fe also began an assessment of permitting and environmental issues, including collection of baseline environmental data. Work at the property has been suspended.

     Ortiz Location and Access: The Ortiz property is located 30 miles by road northeast of Albuquerque, in Townships 12, 13 and 14 North, Ranges 7 and 8 East, N.M.P.M., Santa Fe County, New Mexico. The villages of Golden, Madrid and Cerrillos, with a combined population of less than 1,000 people, lie in and adjacent to the Grant. Paved New Mexico Highway 14 traverses the western portion of the Grant. A network of unimproved ranch roads provides access to the various land holdings. High-voltage electric power lines cross the southern part of the Grant.

      The land is utilized mainly for cattle grazing. Other activities include limited subdivision development in the northern part of the Grant, and mine reclamation work at the former Gold Field Ortiz (Cunningham Hill) mine site.

     Ortiz Mineral Title: On August 1, 2004, Santa Fe entered into an option and lease agreement with Ortiz Mines, Inc. (“Ortiz Mines”), a New Mexico corporation, whereby it acquired exclusive rights for exploration, development and mining of gold, silver, copper and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. In November 2007, Santa Fe relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles).Santa Fe paid an initial sum of $20,000 for a six-month option, and on February 1, 2005, paid the additional sum of $30,000 in order to exercise the option and enter into the lease and also to satisfy the obligation of the first year’s lease payment. Since February 1, 2006, Santa Fe has paid annual lease payments, the last payment of $130,000 in January 2014 satisfying the lease payment through January 31, 2015.

     On May 1, 2010, Santa Fe agreed with Ortiz Mines, Inc., to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as it is producing gold or other minerals in commercial quantities and otherwise are performing its obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that Santa Fe comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification royalty agreement between Santa Fe and its former President and Chief Executive Officer. See Item 13. “Certain Relationships and Related Transactions”.

     On August 31, 2011, the Company filed a Complaint in the United States District Court for the District of New Mexico against Ortiz Mines, Inc., in connection with Ortiz Mines purported termination of the Company’s exclusive leasehold rights to explore, develop and mine gold, silver, copper and other minerals on the Ortiz Mine Grant in Santa Fe County, New Mexico. On May 22, 2012, the parties settled the litigation between them. The settlement agreement confirmed the continuation of Santa Fe’s exclusive leasehold rights. In connection with the settlement, Santa Fe agreed, subject to certain qualifications, to expend at least $500,000 by November 22, 2012, and a total of $1,000,000 by May 22, 2013, on work programs in support of project development. Santa Fe has fulfilled the expenditure commitment of $1,000,000.

     Ortiz History of Mining and Exploration: Prospecting and mining of gold and silver in the Ortiz area dates to the arrival of the first European (Spanish) settlers in 1598. Significant gold production from Ortiz placers dates to 1821. By 1832 several veins and low-grade gold deposits had been discovered. In 1833 the Ortiz Land Grant, an area about 10.7 miles square centered on the Ortiz gold vein, was registered and possession given by the First Alcade of the City of Santa Fe. By the early 1840’s, mining at the small underground Ortiz Mine had ceased. In the late 1800’s and early 1900’s, sporadic attempts at commercial mining of lode and placer gold deposits were unsuccessful due to lack of water and/or low grades. Total pre-1980 mine production has been estimated at about 100,000 ounces of gold.

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

     In October 2005, Santa Fe engaged Mineral Advisory Group, LLC (“MAG”) of Tucson, Arizona, an independent geological engineering firm, to carry out an engineering review and scoping study of the Carache and Lucas gold deposits, utilizing as a technical base the information generated by the LAC-Pegasus Joint Venture in 1989-1991. MAG’s study, which was completed in December 2005, assessed various processing options for development and provided estimations of capital and operating costs for each option. MAG’s report concluded, “The financial conclusions drawn from this study indicate a very favorable project employing High Pressure Grinding Rolls with gravity recovery and contract mining.” The report also stated that upside exists in estimations of mineralized material in both contained ounces of gold and grade, as had been concluded previously by the LAC-Pegasus Joint Venture.

     In 2012 Independent Mining Consultants, Inc. (IMC) was engaged to update previous estimations of mineralization of the Carache and Lucas gold deposits. IMC estimated the mineralized material at Carache as 11.7 million tonnes at a grade of 1.58grams per ton gold, and the mineralized material at Lucas as 13 million tonnes at a grade of 0.91 grams per ton gold.

     Under SEC Guideline 7, proven and probable reserves have not been established on the Ortiz deposits. All of the mineralization described above is referred to as “mineralized material”. No feasibility study has been completed that could define the mineralized material as reserves.

     Ortiz Permitting: In January 2013 the Company began environmental baseline studies required for applications for operating permits. Mining and processing operations at the Ortiz gold property would require permits from the state and federal governments and also would be subject to county regulations. Santa Fe has not applied for or obtained such permits, which require the completion of additional technical, environmental and other work. Santa Fe may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If it cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, any timetable and business plan for development and mining of the Ortiz gold property could be adversely affected.

     Black Canyon Mica

     The Black Canyon mine is located 30 miles north of Phoenix, Arizona, and 3.5 miles west-southwest of Black Canyon City. It can be reached via U.S. Interstate 17, which connects Phoenix with Flagstaff, and by a connecting dirt road for the last eight miles. The Glendale processing plant was located in an industrial area on the west side of Phoenix, Arizona, 47 miles to the south of the mine site. The property holdings at and around the Black Canyon mine consist of 67 federal unpatented mining claims in Yavapai County, Arizona and 9 federal unpatented mill site claims in Maricopa County, Arizona, which in total cover approximately 1,385 acres.

     In 1999, the Company obtained approval for the Black Canyon Plan of Operations from the Bureau of Land Management and the State of Arizona. An Environmental Assessment, Clean Water Act Permit and Air Quality Procedures were all approved. An Aquifer Protection Permit was not required because processing operations at the mine site did not propose the use of water.

     Santa Fe acquired the Black Canyon mica project in 1999 and spent $15 million in establishing mining and processing facilities at the mine site north of Phoenix, Arizona, and at a separate processing plant in Glendale, Arizona. In 2002, it commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and commercial sales. However, design capacity of the processing facilities was not achieved due to undercapitalization. In November 2002, after unsuccessful attempts to raise the additional capital necessary to expand plant capacity in order to reach design capacity and to provide working capital, crushing and concentrating activities at the Black Canyon mica mine were suspended. After the suspension of operations, limited production, marketing and sales continued through 2005 at the Glendale mica processing facility using inventoried mica. Subsequently, the processing equipment was removed from the Glendale plant and Black Canyon mine and placed into storage.

     The mica deposits occur as steeply dipping pegmatite dikes cutting Precambrian schist and granite. Visual estimates from drill core indicate the muscovite (white colored mica) content of the pegmatite is in the range of 5% to 35%. The remainder of the pegmatite dikes mineralogy consists of quartz and feldspar.

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

     In 2003, the entire inventory of feldspathic sand was sold to customers in the Phoenix area.

     Reclamation of the mining site has been completed as required under the Plan of Operations. Any redevelopment of the Black Canyon project would require new permitting.

     Planet Micaceous Iron Oxide (MIO) Project Overview

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

     In 2002, Santa Fe leased the Planet property for its potential to produce micaceous iron oxide (“MIO”). In August 2008, Santa Fe exercised its option to purchase the property. Payments made to complete the purchase from 2008 to 2012 totaled $302,376. The Planet property consists of thirty-one patented mining claims totaling 523 acres located in western Arizona. There is a provision for a 5% royalty to be paid on any future production.

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

     Results of work to date indicate the Planet property may contain a MIO deposit, one of the largest deposits of its kind in the world, and unique to North America. However, no feasibility study has been completed, and there are no mineral reserves established for the Planet MIO property. Metallurgical work suggests that a high quality MIO product may be able to be successfully produced. As is characteristic of industrial mineral operations, marketing would play a critical role in the success of any new MIO operation and is identified as an important factor for successful development.

Glossary

Alluvium	Unconsolidated gravel, sand, silt and clay deposited by streams.

Andesite	A common fine-grained continental lava containing sodium feldspar, no quartz and associated with mountain-making processes.

Argentite	Silver sulfide mineral, a common source of silver.

Argillization	Alteration of feldspars to form clay minerals, especially in wall rocks adjacent to mineral veins.

Azurite	Blue hydrous copper carbonate mineral formed in oxide zone of copper deposit.

Barite	Barium sulfate mineral, the main source of barium.

Bornite	Copper-iron sulfide mineral, an important source of copper.

Breccia	Rock composed of broken rock fragments, found in sedimentary or volcanic environments.

Calcite	Calcium carbonate mineral, the main constituent of limestone and marble.

Chalcopyrite	Copper-iron sulfide mineral, an important source of copper.

Diatreme	Volcanic pipe containing milled breccia that was formed by explosive gaseous venting and upward transport of material.

Dike	Tabular discordant intrusive rock.

Dip	Acute vertical angle that a rock surface makes with a horizontal plane. Direction of dip is always perpendicular to strike.

Electrum	Alloy of silver and gold.

Epithermal	Refers to hydrothermal mineral deposit formed within a few thousand feet of surface at relatively low temperature and pressure, commonly a vein.

Fault	A break in the rocks along which movement has occurred.

Feldspar	Common alumino-silicate mineral containing sodium, potassium and/or calcium, formed in igneous environment and constituting over 60% of the Earth’s crust.

Feldspathic sand	Sand containing feldspar and quartz.

Flotation	Metallurgical process that begins concentration of economic minerals from gangue.

Fluorite	Calcium fluoride mineral, also called fluorspar.

Galena	Lead sulfide mineral, the main source of lead.

Gangue	Valueless material accompanying economic minerals in a mineral deposit.

Garnet	Silicate mineral formed at high temperature and found in metamorphic rock and in skarn near the contact zone of igneous intrusive rocks.

Gneiss	Metamorphic rock exhibiting compositional banding formed at depth in a high temperature and pressure environment.

Granite	Common coarse-grained igneous rock composed of light colmineralizedmateriald minerals including quartz and feldspar.

Heap leaching

A process used for the recovery of precious metals and copper from low-grade mineralized materials. Crushed material is laid on an impervious pad and uniformly leached by the percolation of the leach liquor trickling through the beds by gravity to ponds. The metals are recovered by conventional methods from the solution.

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

Micaceous Iron	Platy variety of specularite used in coatings to protect structural steelwork

Oxide (“MIO”)	from corrosion.

Mineralized	Material added by hydrothermal solutions, principally in the form of mineral deposits. Often refers to the presence of a mineral of economic interest in the rock.

Molybdenite	Molydenum sulfide mineral, the main source of molybdenum

Monzonite	Coarse-grained igneous rock containing quartz and composed of approximately equal amounts of sodium and potassium feldspars.

Net Smelter Return	An interest in a mining property held by the vendor on the net revenues generated from the sale of metal produced from the mine.

Ore	Mineral of economic value that can be extracted profitably and legally.

Oxidation	The conversion of sulfide minerals to oxide minerals through weathering at or near the earth’s surface.

Paleozoic	The era of geologic time when fish, insects, amphibians, reptiles, and land plants first appeared, about 600 million to 230 million years ago.

Pegmatite	Very coarse-grained igneous rock containing quartz, feldspar and mica, usually found as irregular dikes, lenses or veins, esp. at the margins of granites.

Placer	Deposit of sand or gravel containing concentrations of valuable minerals, typically gold.

Plunge	The vertical angle between a horizontal plane and the line of maximum elongation of a linear geologic feature.

Porphyry	Igneous rock exhibiting a characteristic texture reflecting relatively large feldspar phenocrysts in a fine-grained groundmass.

Precambrian	All geologic time before the beginning of the Paleozoic. It encompasses about 90% of geologic time (…4600-590 million years ago).

Pyrite	Iron sulfide mineral.

Quaternary	A period of geologic time from about 2 million years ago until the present.

Schist	Metamorphic rock exhibiting strong cleavage due to alignment of fibrous or platy minerals.

Sericitization	Replacement of rock by sericitic muscovite due to hydrothermal activity.

Silicification	Introduction of or replacement by silica.

Skarn	Characteristic high-temperature calc-silicate mineral assemblage formed in calcareous rocks near the contact zone of igneous intrusion.

Sphalerite	Zinc sulfide mineral, the main source of zinc.

Specularite	Crystalline form of hematite.

Stratigraphy	The study of rock strata, especially of their distribution, deposition, and age.

Strike	Direction of line formed by intersection of a rock surface with a horizontal plane. Strike is always perpendicular to direction of dip.

Sulfide	A mineral compound containing sulfur but no oxygen.

Tailings	Waste product from ground mineralized material.

Tertiary	The first period of the Cenozoic era during which mammals became dominant and modern plants evolved, 65 million to 1.6 million years ago.

Vein	A mineral filling of a fault or other fracture in a host rock, in tabular or sheet like form, commonly with associated replacement of the host rock; a mineral deposit of this form and origin.

Volcanism	Volcanic activity, including the eruption of lava and rock fragments and gas explosions.

Quartz	A silicate mineral composed of silicon and oxygen.

Quartzite	Metamorphic rock composed of quartz.

ITEM 3.	LEGAL PROCEEDINGS

Current Legal Proceedings

Santa Fe is involved in various legal actions in the ordinary course of our business. We do not believe it is feasible to predict or determine the outcome or resolution of the above litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material impact on the Company’s financial position, results of operations and cash flows.

We are not aware of any material legal proceedings to which any of our officers or any associate of any of our officers is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We are not aware of any of our officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401 of Regulation S-K.

Previous Legal Proceedings

     In 2003, the securities regulatory authorities in each province of Canada issued a “cease trade order” against Azco Mining, Inc., the Company’s predecessor for failure to file periodic reports in Canada (the “CTO”). The Company has filed an application with the British Columbia Securities Commission to have the CTO revoked. As part of the filing process, we were required to include in our form 10-K a description of all previously legal proceedings to which the Company was a party. Such previous legal proceedings include:

     In July 2002, we entered into a settlement agreement regarding fees payable under terminated management agreements with two of its former officers and directors, Lindsay and Harvey. We agreed to pay each former director the sum of $350,000. The sum was to be paid in an initial amount of $20,000 each, due upon the signing of the agreement, and in monthly amounts of $10,000 thereafter, with the entire balance due within 24 months of the date of the agreement. In addition, we agreed to pay $24,898 representing one half of the legal fees incurred by the former directors. We paid $184,906 through March 31, 2003. We also issued Lindsay and Harvey each 150,000 shares of unrestricted common stock under the terms of the settlement agreement. In April 2003, due to our default status under the settlement agreement, Lindsay and Harvey filed for and were granted a writ of garnishment against the Company, whereby the court seized $85,908 of the Company’s funds. In June 2003, we entered into a second settlement agreement with the former directors whereby the Company was fully released under the terms of the first settlement agreement in return for cash payments totaling $102,257, the issuance of 600,000 shares of the Company’s common stock to each of the former executives and the assignment of all of the Company’s future rights under the sale of its interest in Cobre del Mayo. The cash payments consisted of $95,000 to the former executives plus $7,257 for the reimbursement of legal and court costs. In August 2003, the stock was issued under the terms of the second settlement agreement. A restrictive legend was attached to the stock and its sale was reliant upon an exemption from Rule 144 of the Securities Act of 1934.

     Our rights under the agreement with Frontera that were assigned to the former executives included contingent future payments and production royalties totaling in aggregate $4,750,000.

     In June 2002, we received a demand for arbitration filed by iCapital Corporation (“iCapital”) seeking $144,000 in relief due to failure to pay under a June 2001 financial consulting agreement. On September 18, 2003 the American Arbitration Association awarded iCapital $144,000 plus $5,000 in attorney’s fees as full settlement of the claim. Under the terms of the award, we had 30 days to remit the amount of the award, after which interest accrued at 5% per annum. On November 15, 2004, we agreed with iCapital to settle the approximately $150,000 amount owed, by the issue to iCapital of unregistered shares of our common stock in six $25,000 increments over a period of six months beginning December 1, 2005, the number of shares to be issued monthly to be calculated on the basis of the market price of our stock at the time issued. A total of 153,012 shares were issued during the period December 1, 2005 – May 1, 2006, in full satisfaction of the agreement.

     In January 1999, the trustee in bankruptcy proceedings against Eagle River International Limited, our former partner in the WAG - Mali joint venture, served a petition upon us in the Quebec Superior Court, District of Hull, in order to recuperate from us certain subsidiary stock and other assets alleged to have a value of up to $4,300,000. In July 2007, the Company agreed to a proposal from the plaintiffs to drop the case and settle the claim, with a mutual release from all claims related to the Trustee’s Petition. The Company paid $7,500 in connection with settlement costs.

     On June 27, 2006, Montgomery Equity Partners, Ltd. (“Montgomery”) filed an action against us in the Superior Court of New Jersey, alleging it is the assignee of a promissory note executed in January 2003 by us in favor of Cornell Capital Partners, LP (“Cornell Capital”) and seeking a judgment for unpaid principal of $73,145, unpaid interest of $57,522 and award of attorneys’ fees and expenses pursuant to the terms of the note. On September 29, 2006, we filed an answer and counterclaim against Montgomery, Cornell Capital and their affiliate, Yorkville Advisors, LLC, denying liability and asserting claims for fraudulent inducement and breach of good faith and fair dealing. Our claims arose out of a June 2002 transaction underlying the note, and sought a declaration that the note was invalid and unspecified damages and other relief. In our financial statements, we had recorded the amounts due under the line of credit and accrued interest payable at that time. In May 2007, we reached a settlement agreement with Montgomery, Cornell Capital and Yorkville Advisors, LLC, pursuant to which the parties settled all outstanding issues. Under the settlement agreement, we agreed to pay Montgomery $75,000, comprised of $35,000 paid upon execution of the settlement agreement and $40,000 to be paid in monthly increments over 18 months.

ITEM 4.	MINE SAFETY DISCLOSURES

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

     Specified disclosures relating to The Act and pertaining to the Summit Mine for the twelve months ended June 30, 2014 are as follows:

Item	Summit Mine 29-02356	Banner Mill 29-02357
Section 104 S&S Citations	9	0
Section 104(b) Orders	1	0
Section 104(d) Citations and Orders	1	0
Section 110(b)(2) Violations	0	0
Section 107(a) Orders	0	0
Total Dollar Value of MSHA Assessments Proposed	$ 6,996	0
Total Number of Mining Related Fatalities	0	0
Received Notice of Pattern of Violations Under Section 104e	No	No
Received Notice of Potential to Have Pattern Under Section 104e	No	No
Legal Actions Pending as of Last Day of Period	0	0
Legal Actions Initiated During Period	2	0
Legal Actions Resolved During Period	2	0

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

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

OTCBB

	(U.S. $)
Fiscal 2013	HIGH	LOW
09/30/12	$0.42	$0.25
12/31/12	0.40	0.26
3/31/13	0.41	0.23
6/30/13	0.28	0.12

Fiscal 2014
9/30/13	0.20	0.12
12/31/13	0.17	0.02
3/31/14	0.10	0.03
6/30/14	0.08	0.02

     We were delinquent in the filing of our financial statements for the year ended June 30, 2003, and consequently the Securities Commissions of Ontario and British Columbia issued cease trade orders for trading of our common stock by Canadian residents, which cease trade orders are still in effect. We believe that less than 2% of our common stock is recorded as held by Canadian residents as of September 30, 2014. We are currently addressing the revocation of the cease trade orders with the Securities Commission of Ontario and British Columbia.

Holders of Common Equity

     As of October 14, 2014, there were 131,229,228 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $0.14 and $0.09, respectively, and we had approximately 790 holders of record of our common stock.

Penny Stock Rules

     Due to the price of our common stock, as well as the fact that we are not listed on NASDAQ or a national securities exchange, our stock is characterized as “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

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

Performance Graph

      Not required.

Recent Sales of Unregistered Securities

      On April 3, 2014, the Company authorized 370,371 shares of common stock at a price of $0.135 per share to Muzz Investments, LLC, in regards to the Company’s obligation for costs incurred related to the 2006 sale of real properly in Glendale, Arizona, formerly owned by Azco Mica, Inc. A gain of $34,074 was recorded on the partial extinguishment of the debt. A total settlement of $156,977 was reached of which $106,977 remains unpaid and included in accrued liabilities at June 30, 2014. An additional 792,420 shares remains to be issued under the settlement.

     On January 23, 2014, the entire outstanding principal amount of the A$2.0 million Secured Convertible Note, dated June 23, 2013, issued by the Company and payable to IGS, including all accrued interest and any other amounts due or payable by the Company there under, was converted into 9,259,259 shares of common stock at a price of $0.135 per share.. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such shares into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principal and accrued interest. The Company recorded a gain of $615,781 on extinguishment of the debt.

     In October 2012, we completed private placements of two convertible debentures aggregating A$3.9 million, with proceeds received of US$3,985,000, and in July 2013 received a commitment for A$2.0 million pursuant to an additional convertible debenture. As of September 20, 2013 we had received advances totaling US$1,250,000 from the July 2013 commitment.

ITEM 6.	SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Overview

     During our current fiscal year ended June 30, 2014, we generated sales of $2,096,774 and incurred a net loss $11,643,845 as compared to our fiscal year ended June 30, 2013 in which we generated sales of $14,571,973 and incurred a net loss of $10,372,419In order to fund operations in the fiscal years ended June 30, 2014 and 2013, we relied on proceeds from the sale of gold and silver products aggregating $16,668,747, private placement of two convertible debentures aggregating $5,235,000, registered direct sales of stock pursuant to an S-3 registration of $1,873,261, proceeds received from notes payable of $1,928,173, financing of insurance premiums of $153,937 and equipment net sales proceeds of $475,160.

     The results of operations for the fiscal years ended June 30, 2014 and 2013 reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. On November 8, 2013, the Company suspended all mining operations and placed its Summit mine and mill on a care and maintenance program due to significant operating losses resulting in part from this under-capitalization.

     We are dependent on additional financing to resume our mining operations and continue our exploration efforts in the future if warranted. See Item 1A, “Risk Factors - In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.”

     On July 15, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM (“Canarc”). On October 15, 2014, the Share Exchange Agreement terminated pursuant to its terms because the closing did not occur by such date.

     In connection with the Share Exchange Agreement, on July 28, 2014, the Company entered into an amended and restated Agency Agreement with Euro Pacific Capital, Inc. ("Euro Pacific") pursuant to which Euro Pacific agreed to act as placement agent for the Company. In this regard, Euro Pacific committed to act as the Registrant's agent and use its "best-efforts" to complete the proposed private placement of 8% Subordinated Secured Redeemable GLD Share Delivery Notes and a Detachable Common Stock Purchase Warrant in the aggregate principal amount between $20 million to $22 million. The “best efforts” placement agreement expired September 30, 2014. Euro Pacific did not sell any the Convertible Gold Notes or place any securities pursuant to its “best efforts” placement agency agreement with the Company.

     Because Euro Pacific failed to raise any capital pursuant to its best-efforts placement agreement, and because the gold and silver prices have declined sharply in recent months, the Company has changed its operational strategy from a mine restart plan to a resource drilling and engineering program. Presently, in light of recent historical operational results, combined with lower metal prices, the Company is reporting no reserves for the Summit property. As such, the Company’s strategy is to conduct additional technical work, including drilling and sampling, to reclassify some of the mineralized material at the Summit project as reserves.

     Santa Fe’s management and independent special committee have both discussed this change in strategy with Santa Fe’s senior secured creditor, Waterton and Sandstorm. Waterton and Sandstorm have indicated support for the Company’s resource drilling strategy. In this regard, Santa Fe commenced discussions with Waterton, Sandstorm and a strategic investor to provide necessary funding for its revised work program. No assurances can be given that funding for the program will be secured or that the program will be successful.

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

     We have a total accumulated deficit of $85,982,488 at June 30, 2014. To continue as a going concern, we are dependent on continued fund raising. However, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable or acceptable to us.

Liquidity and Capital Resources; Plan of Operation

     As of June 30, 2014, we had cash of $83,825 as compared to $115,094 at June 30, 2013 and we had a working capital deficit of $24,583,576. We also had an accumulated deficit of $85,982,488. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     At June 30, 2014 we were in arrears on payments totaling approximately $9.1 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $7.1 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm.

     On January 23, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Tyhee Gold Corp. (TSX Venture: TDC) (“Tyhee”), and Tyhee Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyhee (“Merger Sub”), which was terminated on March 20, 2014, by the Company.

     The Merger Agreement provided that in the event that Tyhee failed to consummate a qualified financing of at least $20 million on or before March 15, 2014, then we could elect to terminate the Merger Agreement. Because Tyhee failed to timely consummate a qualified financing, Santa Fe’s Independent Special Committee determined that it was in the best interest of us and our stockholders to terminate the Merger Agreement. As such we provided Tyhee with notice of its election to terminate the Merger Agreement. The Merger Agreement provides that Tyhee shall promptly pay to us “break fee” of $300,000 due to failure to timely consummate a qualified financing by March 15, 2014.

     In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3.0 million to Santa Fe in accordance with the terms thereof. Tyhee advanced Santa Fe $1,745,092 of principal and accrued interest under the Bridge Loan. The Bridge Loan bears interest at a rate of 1.5% per month. At this time the Company and Tyree are in disagreement as to the due date of the Bridge Loan. Tyhee has provided Santa Fe with notice of default under the Bridge Loan Agreement. Given the terms of the Bridge Loan and Merger Agreement, Santa Fe believes Tyhee’s default notice is wrongful. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities. This amount is net of a break fee of $300,000 due the Company from Tyhee.

     On November 8, 2013 the Company suspended all mining operations and placed the mine and mill on a care and maintenance program.

     On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement. The transfer of the accounts receivable to Waterton were to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred was subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables under the Letter was$1,053,599 at June 30, 2013. Under terms of the Letter, interest payable was reduced by $116,693 and the principal portion of the note was reduced by $768,263, while the remaining $168,643 was recorded as financing costs in interest expense at June 30, 2013.

     As of September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at June 30, 2014and $7,011,282 at June 30, 2013. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Accrued Liabilities at June 30, 2014.

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

     In June 2013, the Company negotiated an additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, we agreed to explore a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by our contractual rights in the Mogollon property. The note is repayable in cash or our stock, at IGS’s election, upon a refinancing of our loan from Waterton. Additionally, a facilitation fee of $300,000 of our common stock is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of June 30, 2014, we had received advances totaling US$1,250,000 in connection with the secured convertible note. When the proposed Merger Agreement with Tyhee was signed in January 2014, IGS and the Company agreed to have all outstanding amounts under the note satisfied by the issue of Company’s stock aggregating 9,259,259 shares. The Company recorded a gain of $615,781 on the extinguishment of the debt. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person.

     On February 6, 2013, we announced a sales contract with LS Nikko, a South Korean smelter, to sell a substantial portion of our anticipated 2013-2014 production of high-value precious metals concentrates. We announced also that sales of silica flux material would continue in 2013 to two Arizona smelters, Freeport McMoRan Miami Inc. and ASARCO LLC.

     In October 2012, connection with the proposed merger transaction with IGS and in accordance with the Agreement, we received proceeds of US$3,985,000 by way of convertible notes totaling $3.9 million secured by the Company’s interest in its rights to the Mogollon property option.

     In August 2012, we raised $1,873,286 under a unit offering to stockholders, with each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Each unit was sold at a price of $0.30. Each warrant has an exercise price of $0.40 per share of common stock and is exercisable for a period of three years. The Company issued 6,244,286 shares of common stock and 6,244,286 warrants pursuant to the unit offering. The securities described above have been registered on our registration statement on Form S-3. On July 6, August 1 and August 15, 2012, in relation to the unit offering to stockholders, we filed Current Reports on Form 8-K.

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

     Our primary source of operating funds provided during our fiscal year 2014 was from the sales of our gold and silver products aggregating $2,096,774, debt financings and from the disposal of assets. We anticipate that our operations through fiscal 2015 will need to be funded from restructuring our current debt, from new debt financing facilities and from the sale of equity. With adequate working capital, we will be able to redeploy our mine and mill production operations, increase our production through put and increase our revenues from our Summit project. Additional funding may come from exercise of certain stock options and warrants. While we believe we will be able to finance our continuing activities, there is no assurance of success in this regard or in our ability to obtain continued financing through capital markets, joint ventures, or other acceptable arrangements. If our plans are unsuccessful to obtain additional required capital, we will be unable to redeploy operations and seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code.

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

     On July 15, 2014, we entered into a Share Exchange Agreement with Canarc. Under the terms of the Share Exchange Agreement, the Company will issue 66,000,000 shares of its common stock to Canarc; and, in exchange, Canarc will issue 33,000,000 of its common shares to the Company (the "Share Exchange"). Upon consummation of the Share Exchange, the Company will own approximately 17% of Canarc's outstanding shares and Canarc will own approximately 34% of Santa Fe's outstanding common shares. Commencing October 15, 2014, either Santa Fe or Canarc can terminate the Share Exchange Agreement. No assurances can be given if either Santa Fe or Canarc, will, or will not, terminate the Share Exchange Agreement. We cannot be assured that the Share Exchange will be consummated. Termination of the Share Exchange Agreement would have a material adverse effect upon Santa Fe, including its ability to continue as a going concern.

     Pursuant to the Exchange Agreement between us and Canarc in July 2014, Waterton agreed to a proposed settlement of its outstanding debt. Waterton will receive $9 million, of which $3.0 million is payable upon the Company closing a proposed financing and $6.0 million is payable quarterly over a three year period beginning twelve months from the closing date which bears an interest rate of 9% per annum payable quarterly. Interest commences three months following the closing date. The Share Exchange Agreement has not yet closed.

     Also pursuant to the Share Exchange Agreement, Sandstorm agreed to a proposed settlement of its outstanding debt. Sandstorm will receive $1 million upon the Company closing a proposed debt or equity financing of a minimum gross proceeds of $20.0 million by October 30, 2014. The Company and Sandstorm will enter into an amended and restated purchase agreement, which will provide that after one year, Santa Fe Barbados shall deliver and sell to Sandstorm Barbados for at least 16 quarterly periods, a minimum of 350 ounces of gold per quarter, at a US$400 per ounce. Upon execution of the amended and restated agreement becoming effective, all amounts due and owing to Sandstorm under the original purchase agreement, as amended, shall be deemed to have been settled in full. Commencing October 15, 2014, either Santa Fe or Canarc can terminate the Share Exchange Agreement. No assurances can be given if either Santa Fe or Canarc, will, or will not, terminate the Share Exchange Agreement.

     In connection with the Share Exchange Agreement, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $200,000 to us. The loan bears interest at a rate of 1% per month and is due and payable upon the closing of a gold bond financing by us on or before January 15, 2015.

     Effective October 15, 2014, either Santa Fe or Canarc may terminate the Share Exchange Agreement. If the transaction contemplated by the Share Exchange Agreement is not consummated and an alternative strategic relationship is not available to Santa Fe or if Santa Fe is unable to secure another experienced management team, or if the Company fails to restructure or refinance its secured indebtedness with Waterton and Sandstorm (the “Debt Restructurings”), or should any of such indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapters 11 or 7 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). See Item 1A, “Risk Factors - In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.”

     In July 2014 we entered into a shares for debt settlement with five individuals wherein an aggregate of $200,000 of debt was settled by the aggregate issuance of 4,000,000 shares of common stock.

     On July 28, 2014, we entered into an amended and restated Agency Agreement with Euro Pacific Capital, Inc. ("Euro Pacific") pursuant to which Euro Pacific agreed to act as placement agent for the Company. In this regard, Euro Pacific committed to act as the Registrant's agent and use its "best-efforts" to complete the proposed private placement of 8% Subordinated Secured Redeemable GLD Share Delivery Notes and a Detachable Common Stock Purchase Warrant in the aggregate principal amount between $20 million to $25 million. The “best efforts” placement agreement expired September 30, 2014. Euro Pacific did not sell any the Convertible Gold Notes or place any securities pursuant to its “best efforts” placement agency agreement with the Company.

     Because Euro Pacific failed to place any securities, and because the gold and silver prices have declined sharply in recent months, the Company has changed its operational strategy from a mine restart plan to a resource drilling and engineering program. Presently, in light of recent historical operational results, combined with lower metal prices, the Company is reporting no reserves for the Summit property. As such, the Company’s strategy is to conduct additional technical work, including drilling and sampling, to reclassify some of the mineralized material at the Summit project as reserves.

     Santa Fe’s management and independent special committee have both discussed this change in strategy with Santa Fe’s senior secured creditor, Waterton Global Value, L.P. (“Waterton”). Waterton has indicated support for the Company’s resource drilling strategy. In this regard, Santa Fe is attempting to generate and evaluate several term sheets to provide necessary funding for its revised program. No assurances can be given that funding for the drilling program will be secured or that the program will be successful.

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

     Santa Fe is currently seeking $22 - $25 million in financing to meet our corporate obligations and to cover the costs of re-starting the Summit mine and Lordsburg plant.

Results of Operations

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

     Sales, net

Sales decreased to $2,096,774 in fiscal year 2014 from $14,571,973 in fiscal year 2013, a decrease of $12,745,199, or 86%. This significant decrease resulted from our decision on November 8, 2013, to suspended all mining operations due to a lack of operating working capital and placed the mine and mill on a care and maintenance program. During the year ended June 30, 2014, we generated $1,491,182and $605,592 in concentrate and flux sales, respectively, net of treatment charges, compared to $8,086,183 and $6,485,790 for the year ended June 30, 2013.

     Costs applicable to sales

     For the year ended June 30, 2014, costs applicable to sales totaled $3,291,862 or 157%of sales as compared to $12,185,244 or 84% of sales for the year ended June 30, 2013. The decrease for the period corresponds directly with the decrease in production over the same periods and suspended mining operations in the current year of measurement. Various costs included in costs applicable to sales when in production were pushed down to general and administrative during the post period of suspended mining operations.

     Exploration and Mine Related Costs

     Exploration and mine related costs were $815,696 for the year ended June 30, 2014 as compared to $2,012,785 the same comparable period in 2013. The decrease of $1,197,089 is mainly comprised of a decrease in expenditures on the Ortiz project of $837,894 that were driven by the expenditure requirements of the settlement agreement with Ortiz Mines in our fiscal year 2013.Additionally, decreases at the Lordsburg Mining District and Summit mine, and for Mogollon property aggregated $413,220during the year ended June 30, 2014, as compared to the year ended June 30,2013,as we suspended all mining operations and placed its Summit mine and mill on a care and maintenance program on November 8, 2013.

     General and Administrative

     General and administrative expenses increased to $4,281,761for the year ended June 30, 2014, from $3,998,392 for the comparative year ended June 30, 2013, an increase of $283,369.General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The increase is attributable mainly to approximate increases in property taxes of $220,187; payroll and related burden of $160,516; other expenses of $42,410; property of $90,848; casualty and liability insurance of $78,875; director fees of $305,987 and financing costs and legal fees of $442,417. The increase was partially offset by decreases in investor relations and stock-based compensation of approximately $145,411 and $1,077,355, respectively.

      The increase in payroll and related burden is a result of the mine and mill shut down in November 2013 and amounts that were previously allocated to cost of goods sold when operational. The increase in director fees and legal fees are related to the various merger transactions we were involved in during the current fiscal year.

     Stock-Based Compensation

     Stock-based compensation included in General and Administrative in fiscal year 2014 decreased to $437,497 from $1,514,852 in fiscal year 2013. The decrease is primarily driven by the decrease in issuance of warrants to outside parties for investment banking services and capital transactions and a reduction of option awards to employees of the Company.

     Depreciation and Amortization

    Depreciation and amortization expense decreased to $2,465,077 for year ended June 30, 2014, as compared to $4,149,034 for the year ended June 30, 2013. The decrease in the current year is primarily attributable to the decrease in production and a corresponding decrease in the amortization of mine development costs which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment also contributed to the decrease.

     Impairment of Idle Equipment

     We have certain idle equipment in storage related primarily to the Black Canyon project. The equipment’s carrying value totaled $-0- and $1,223,528 for years ended June 30, 2014 and 2013, respectively. We re-evaluated the carrying value of the idle equipment during the current year in connection with the possible sale of the idle equipment. The current estimated value is based on a detailed review of the idle equipment inventory and valuation in the current market for used processing equipment and the marketability in the current marketplace. The Company sold $66,000 of equipment and recorded an impairment of $1,157,528 during the year ended June 30, 2014 as compared to $-0- in the same comparable prior period in 2013.

     Other Income (Expenses)

     Other expenses for the year ended June 30, 2014, were$1,857,147 as compared to $2,590,239 for the year ended June 30, 2014, a decrease in other expenses of $733,092.

     The net decrease in other expenses for the year ended June 30, 2014, compared to fiscal year 2013, is mainly comprised of the following components: recognition of a gain on debt extinguishment of approximately $649,900; decrease in financing costs related to the commodity supply agreements approximating $803,400 and decrease in interest expense of approximately $1,231,500. These decreases in costs were offset by increases in accretion of discounts on notes payable of approximately $20,600; cost recognized on foreign currency translation of $501,154 and a decrease in gain on derivative instruments liability of approximately $1,413,200.

      Further information regarding the changes in the various components of Other Income (Expenses) is discussed in the categories below.

     Gain on Extinguishment of Debt

     On January 23, 2014, the entire outstanding principal amount of the A$2.0 million Secured Convertible Note, dated June 23, 2013, issued by the Company and payable to IGS, including all accrued interest and any other amounts due or payable by us there under, was converted into 9,259,259 shares of common stock at a price of $0.135 per share. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principle and accrued interest. The Company recorded a gain of $615,781 on extinguishment of the debt.

     On April 3, 2014, we issued 370,371 shares of Rule144 common stock for the conversion of the debt and recorded a gain of $34,074 on extinguishment of the debt. A total settlement of $156,977 was reached of which $106,977 remains unpaid and included in accrued liabilities at June 30, 2014. An additional 792,420 shares remains to be issued under the settlement.

     We had no gain or loss on extinguishment of debt during our year ended June 30, 2013.

     Gain on Derivative Financial Instruments

      For the year ended June 30, 2014, gain on derivative financial instruments totaled $204,796 as compared to $1,617,987 for the year ended June 30, 2013. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values.

     Accretion of Discounts on Notes Payable

     For the year ended June 30, 2014, accretion of discounts on notes payable totaled $42,545 as compared to $21,918for the year ended June 30, 2013.The increase is the result of the issuance of additional warrants and a corresponding discount recorded and accreted in relation to the extension of due dates for senior subordinated convertible notes aggregating $450,000.

     Financing costs –Commodity Supply Agreements

     For the year ended June 30, 2014, financing costs – commodity supply agreements totaled $1,205,340 as compared to $2,008,730 for the year ended June 30, 2013. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The reduction in the current period is driven by both a decrease in the number of ounces produced for the period as well as a decrease in precious metals prices.

     Interest Expense

     For the year ended June 30, 2014, interest expense totaled $1,410,175 as compared to $2,641,635 for the year ended June 30, 2013. The decrease of approximately $1,231,500 is mainly attributable to the cessation of an additional interest expense premium calculated and recorded only at the time principal payments are made, which did not occur during the current fiscal year. Interest expense relating to the coupon rate of the note continued to be recorded and also decreased due to reduction of the outstanding balance on the notes from period to period.

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

     Production Statistics, Sales Statistics, and Cash Costs

    Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the years ended June 30, 2014 and June 30, 2013. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals represent the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

     We temporarily suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

PRODUCTION STATISTICS

	Year Ended	Year Ended
	6/30/14	6/30/13
Production Summary
Tons Processed	15,666	74,134
Tons Processed per Day	125	286

Grade
Average Gold Grade (oz./ton)	0.091	0.092
Average Silver Grade (oz./ton)	3.800	4.540

Contained Metals
Gold (Oz.'s)	1,274	6,852
Silver (Oz's.)	54,365	336,560

SALES STATISTICS

	Year Ended	Year Ended
	6/30/14	6/30/13
Average metal prices - Realized
Gold (Oz's.)	$1,285	$1,518
Silver (Oz's.)	$21	$29

Payable metals sold
Gold (Oz.'s)	936	4,442
Silver (Oz's.)	49,302	272,545

Gold equivalent ounces sold
Gold Ounces	936	4,442
Gold Equivalent Ounces from Silver	795	5,097
Total Gold Equivalent Ounces	1,731	9,539

Sales (in thousands):
Gross before provisional pricing	$2,403	$15,502
Provisional pricing mark-to-market	(222)	{331)
Gross after provisional pricing	2,181	15,171
Treatment and refining charges	(91)	(647)
Sales, Net	$2,090	$14,524

Average realized price per gold equivalent ounce:
Gross before adjustments	$1,388	$1,625
Provisional pricing mark-to-market	(128)	(35)
Gross after provisional pricing	1,260	1,590
Treatment and refining charges	(52)	(68)
Net realized price per gold equivalent ounce	$1,208	$1,522

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

     The increase in cash costs per gold equivalent ounce between the fiscal year comparable periods is the result of a decrease in production resulting from fewer tons processed during the current period and accompanied by a decrease in the average grade for silver. Equipment issues and production downtime continued to be encountered during the current period, and the mining operations were suspended on November 8, 2013 pending the sourcing of sufficient capital to recapitalize the project and resume profitable operations.

CASH COST STATISTICS

	Year Ended	Year Ended
	6/30/14	6/30/13

Total Gold Equivalent Ounces Sold	1,731	9,539

Costs applicable to sales	$3,291,862	$12,185,244
Treatment & Refining Charges	$91,183	$647,413
Royalties	$(96,908)	$(766,079)
Resource Taxes	$(16,601)	$(145,259)
Total Operating Cash Costs	$3,269,536	$11,921,319

Operating Cash Cost per Gold Equivalent Ounce Sold	$1,889	$1,250

Operating Cash Costs	$3,269,536	$11,921,319
Royalties	$96,908	$766,079
Resource Taxes	$16,601	$145,259
Total Cash Costs	$3,383,045	$12,832,657

Total Cash Cost per Gold Equivalent Ounce Sold	$1,954	$1,345

Factors Affecting Future Operating Results

     We continue to deploy our plan to place the Company on an improved financial footing, including refinancing or restructuring existing debt obligations and securing additional production equipment and corresponding working capital related to increasing production. We plan to procure capital with a combination of short and long term financing arrangements and/or equity placements as required. If we are able to secure required financing on acceptable terms, we believe we will be in a position to execute our business plan on our current property sites and to strengthen our overall financial position.

     Currently we have no other continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. We are currently in discussions with a strategic financing alternative.

     On July 15, 2014, we entered into a Share Exchange Agreement with Canarc Under the terms of the Share Exchange Agreement, we will issue 66,000,000 shares of our common stock to Canarc; and, in exchange, Canarc will issue 33,000,000 of its common shares to us (the "Share Exchange"). Upon consummation of the Share Exchange, the we will own approximately 17 percent of Canarc outstanding shares and Canarc will own approximately 34 percent of our outstanding common shares. The Share Exchange Agreement contains representations, warranties, conditions and covenants of the parties customary for transactions of this type.

     On July 28, 2014, the Company entered into an amended and restated Agency Agreement with Euro Pacific pursuant to which Euro Pacific agreed to act as placement agent for the Company. In this regard, Euro Pacific committed to act as the agent and use its "best-efforts" to complete the proposed private placement of 8% Subordinated Secured Redeemable GLD Share Delivery Notes and a Detachable Common Stock Purchase Warrant in the aggregate principal amount between $20 million to $25 million.

     It is unknown if such discussions will be successful in attaining a financing facility which will allow the Company to continue operations under a revised business plan. If discussions with these financing sources are unsuccessful we will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

Off-Balance Sheet Arrangements

     Stock option holders have the right to exercise stock options on a cashless basis, whereby the stock option holders can exercise their stock options without cash payments to us whereby we will issue that number of stock of common shares based upon the difference between the market price of the common shares at the time of exercise and the exercise price of the stock options being exercised.

Contractual Obligations as of June 30, 2014

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
Long-Term Debt Obligations	$3,673,527		$3,673,527
Capital Lease Obligations	None
Operating Lease Obligations	None
Purchase Obligations	None
Asset Retirement Obligation	241,079				$241,079
Total	$3,914,606		$3,673,527		$241,079

Critical Accounting Policies

     Our discussion and analysis of our consolidated financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses for each period. Critical accounting policies are defined, as policies that management believes are the most important to the portrayal of our consolidated financial condition and results of operations. These policies may require us to make difficult, subjective or complex judgments, commonly about the effects of matters that are inherently uncertain.

     Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. We believe our most critical accounting policies relate to asset retirement obligations, derivative instruments and variables used in the Black-Sholes option pricing model, estimates utilized, impairment of assets, revenue recognition, accounts receivable, depreciation of equipment and mine development costs, and stock-based compensation.

     Reclamation Costs

     Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings or (loss). In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on the timing for the incurrence of an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. At June 30, 2014, the Company had a reclamation obligation totaling $241,079.

     As of June 30, 2014, we maintained restricted assets of $231,716 held on deposit on behalf of the New Mexico Energy, Minerals and Natural Resources Department associated with reclamation costs for the Summit property. These amounts are held until all conditions of the reclamation agreement have been fulfilled.

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

     Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to earnings (losses). For warrant-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to earnings (losses)is recognized, in order to initially record the derivative instrument liabilities at their fair value.

     The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the expected life of the instrument through periodic charges to income, usually using the effective interest method.

     The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to earnings or (losses) for changes in the fair value of the derivative instrument are not retroactively reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

     Significant estimates are used when accounting for the Company’s carrying value of mineral properties, fixed assets, depreciation and amortization, accrued liabilities, derivative instrument liabilities, income taxes and contingencies, asset retirement obligations, revenue recognition, accounts receivable, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

     Impairment of Long-Lived Assets

     The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. As of June 30, 2014, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable or impaired.

     The Company had certain idle equipment in storage related primarily to the Black Canyon project. The equipment had a carrying values as of June 30, 2014 and 2013 of $-0- and $1,223,528, respectively. The Company evaluates the carrying value of idle equipment when events or changes in circumstances which indicated the related carrying amount may not be recoverable. The Company sold $66,000 of the equipment and recorded an impairment of $1,157,528 during the year ended June 30, 2014 based on this evaluation.

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

     Revenues for metals products are recorded at London metals spot prices at the time of delivery and are subsequently adjusted to the current market prices existing at the end of each reporting period. Due to the period of time existing between delivery and final settlement with the buyer, the Company estimates the prices at which sales will be settled. Changes in metals prices between delivery and final settlement will result in adjustments to revenues previously recorded.

     Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Charges are estimated upon shipment of product based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of product.

     Depreciation and Amortization

     Assets comprising property, equipment and mine development are carried at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Major renewals and improvements are capitalized, and depreciated over the same useful life of the original asset. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in earnings or (losses). Depreciation is taken over the estimated useful lives of the assets. Buildings are depreciated using the straight-line method over a period of 7 to 20 years. Equipment is depreciated using the straight-line method over an estimated useful life of 7 years. Vehicles are depreciated using the straight-line method over estimated useful lives of 3 to 7 years.

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

     In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. The adoption of this ASU did not have a material impact on the Company’s results of operations, cash flows or financial condition.

     In May 2014, the FASB issued ASC updated No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has not yet selected a transition method, and has not determined the impact, if any, that the new standard will have on its consolidated financial statements.

     In June 2014, the FASB issued ASU No. 2014-10 "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for our fiscal quarter ended June 30, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

     In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

     In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2016. This update contains amendments that clarify the principles for management’s assessment of an entity’s ability to continue as a going concern. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risks includes, but is not limited to, the following risks: changes in interest rates and equity and commodity price risks. We do not use derivative financial instruments as part of an overall strategy to manage or hedge market risk.

Interest Rate Risk

     We had $13.3 million and $11.5million of indebtedness under our credit facilities at June 30, 2014 and 2013, respectively. The annual interest rates on our credit facilities are 9.0% on $10,000,000 for our senior secured notes payable, 10.0% on $450,000 for our senior subordinated convertible notes, 6% on our $3,900,000 convertible notes and 24% on $1,745,092 bridge loan. Interest rates on other notes payable range from 4.7% to 10.0% . Interest rates on our debts are specified and fixed and do not fluctuate. We do not have any cash equivalents. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

     We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock and other equity instruments. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to issue shares of common stock or other equity at an acceptable price to meet future funding requirements.

     The fair value our stock options, warrants and derivative utilizing the Black-Scholes option pricing model and is subject to the volatility of the market price of our common stock. Such fluctuations would affect stock-based compensation and its effect on earnings (losses).

Commodity Price Risk

     We currently are not at full production capacity but expect increased production and corresponding quantities of gold and silver for sale in our fiscal year 2015 with adequate working capital. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows. We do not presently expect to hedge the sale of any of our anticipated production.

     Our mining operations produces flux and concentrates which contain gold and silver, and therefore its revenues are dependent upon commodity prices for these precious metals. Gold and silver have historically fluctuated significantly and are affected by factors beyond our control. We have not engaged in any hedging activities to reduce our exposure to commodity price risk for precious metals. Also we have commodity supply agreements to provide two holders with specified number of ounces of gold and silver and consequently has recorded liabilities to reflect contractual commitments for the provision of the gold and silver ounces at their respective spot prices at the end of the current fiscal reporting year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years ended June 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Santa Fe Gold Corporation
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corporation as of June 30, 2014 and 2013, the consolidated statements of operations, the related consolidated statements of changes in shareholders’ equity (deficit), and cash flows for the years then ended. Santa Fe Gold Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corporation as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
October 14, 2014

SANTA FE GOLD CORPORATION

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,825	$115,094
Accounts receivable	14,267	273,797
Inventory	40,000	241,214
Prepaid expenses and other current assets	247,069	457,377
Total Current Assets	385,161	1,087,482
MINERAL PROPERTIES	599,897	599,897

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, NET	19,255,682	21,726,196

OTHER ASSETS:
Idle equipment, net	-	1,223,528
Restricted cash	231,716	231,716
Mogollon option costs	876,509	761,914
Deferred financing costs, net	99,310	323,348
Total Other Assets	1,207,535	2,540,506
Total Assets	$21,448,275	$25,954,081

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,659,846	$2,748,549
Accrued liabilities	8,024,161	4,606,409
Derivative instrument liabilities	292,124	496,920
Senior subordinated convertible notes payable, current portion, net of discounts of $17,937	432,063	-
Notes payable, current portion	9,200,666	7,185,877
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	24,968,733	18,397,628
LONG TERM LIABILITIES:
Notes payable, net of current portion	-	330,192
Senior subordinated convertible notes payable, net of current portion and net of discounts of $-0- and $60,482, respectively	3,673,527	3,951,310
Asset retirement obligation	241,079	167,746
Total Liabilities	28,883,339	22,846,876

STOCKHOLDERS' (DEFICIT) EQUITY :
Common stock, $.002 par value, 300,000,000 shares authorized; 126,858,857 and 117,599,598 shares issued and outstanding, respectively	254,459	235,199
Additional paid in capital	78,292,962	77,210,649
Accumulated (deficit)	(85,982,488)	(74,338,643)
Total Stockholders' (Deficit) Equity	(7,435,067)	3,107,205

Total Liabilities and Stockholders' (Deficit) Equity	$21,448,275	$25,954,081

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2014	2013

SALES, Net	$2,096,774	$14,571,973

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	3,291,862	12,185,244
Exploration and mine related costs	815,696	2,012,785
General and administrative	4,281,761	3,998,392
Depreciation and amortization	2,465,077	4,149,034
Impairment of idle equipment	1,157,528	-
(Gain) on disposition of assets	(129,655)	-
Accretion of asset retirement obligation	1,203	8,698
	11,883,472	22,354,153

LOSS FROM OPERATIONS	(9,786,698)	(7,782,180)

OTHER INCOME (EXPENSE):
Gain on debt extinguishment	649,855	-
Foreign currency translation (loss) gain	(60,705)	440,449
Miscellaneous income	6,967	23,608
Gain on derivative instrument liabilities	204,796	1,617,987
Accretion of discounts on notes payable	(42,545)	(21,918)
Financing costs - commodity supply agreements	(1,205,340)	(2,008,730)
Interest expense	(1,410,175)	(2,641,635)
	(1,857,147)	(2,590,239)

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,643,845)	(10,372,419)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	(11,643,845)	(10,372,419)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.10)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic and diluted	121,725,422	116,750,573

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2014 and 2013

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss)	Total
Balance, June 30, 2012	111,143,684	$222,287	$74,846,754	$(63,966,224)	$(49,282)	$11,053,535
Shares issued for services	150,000	300	38,700			39,000
Shares issued in private placement	6,244,286	12,489	1,860,772			1,873,261
Cashless exercise of warrants	61,628	123	22,378			22,501
Warrants allocated to derivative liability	-	-	(1,033,807)			(1,033,807)
Costs associated with options vesting	-	-	510,522			510,522
Costs associated with warrants vesting	-	-	965,330			965,330
Addition to deferred stock compensation	-	-	(39,000)			(39,000)
Recognized deferred stock compensation	-	-	39,000			39,000
Mark to market on securities	-	-	-		(36,862)	(36,862)
Columbus Silver - disposition of securities					86,144	86,144
Net (loss)	-	-	-	(10,372,419)	-	(10,372,419)
Balance, June 30, 2013	117,599,598	$235,199	$77,210,649	$(74,338,643)	$-	$3,107,205
Shares issued for convertible note and accrued interest conversion	9,259,259	18,519	629,630	-	-	648,149
Shares issued for accrued liability conversion	370,371	741	15,185	-	-	15,926
Costs associated with options vesting	-	-	347,619	-	-	347,619
Costs associated with warrants vesting	-	-	89,879	-	-	89,879
Net (loss)	-	-	-	(11,643,845)	-	(11,643,845)

Balance, June 30, 2014	127,229,228	$254,459	$78,292,962	$(85,982,488)	$-	$(7,435,067)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,643,845)	$(10,372,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,465,077	4,149,034
Stock-based compensation	437,498	1,514,852
Accretion of discount on notes payable	42,544	21,918
Accretion of asset retirement obligation	1,203	8,698
(Gain) on derivative instrument liabilities	(204,796)	(1,617,987)
(Gain) on equipment disposal	(149,157)	-
Loss on equipment disposal	19,500
(Gain) on debt extinguishment	(649,855)	-
Loss on disposition of marketable securities	-	86,144
Impairment of idle equipment	1,157,528	-
Amortization of deferred financing costs	224,038	778,722
Foreign currency translation	60,705	(440,449)
Net change in operating assets and liabilities:
Accounts receivable	259,530	2,168,602
Inventory	201,214	710,244
Prepaid expenses and other current assets	210,308	(127,911)
Mogollon option costs	(114,595)	(750,000)
Accounts payable and accrued liabilities	4,444,011	2,667,388
Net Cash Used in Operating Activities	(3,239,087)	(1,203,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	475,160	-
Additions of property, equipment and mine development	(201,940)	(1,756,961)
Net Cash Provided by (Used) in Investing Activities	273,220	(1,756,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	1,873,261
Proceeds from notes payable	1,792,116	136,058
Proceeds from convertible notes payable	1,250,000	3,985,000
Payments on notes payable	(107,518)	(3,488,453)
Payments on capital leases	-	(45,032)
Net Cash Provided by Financing Activities	2,934,598	2,460,834
DECREASE IN CASH AND CASH EQUIVALENTS	(31,269)	(499,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	115,094	614,385
CASH AND CASH EQUIVALENTS, END OF YEAR	$83,825	$115,094

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended June 30,
	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$24,062	$797,237
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for cashless exercise of warrants	$-	$22,501
Stock issued for convertible note and accrued interest conversion	$648,149	$-
Stock issued for accrued liability conversion	$15,926	$-
Insurance financed with note payable	$17,879	$122,212

The accompanying notes are an integral part of the consolidated financial statements.

 SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013

NOTE 1 – NATURE OF OPERATIONS

Santa Fe Gold Corporation (the “Company”) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore , develop and mine mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold property located in New Mexico, the leased Ortiz gold project in New Mexico and the 100% owned Black Canyon mica project in Arizona.

In May 2006, for a cash price of $1.3 million, the Company acquired 100% of the shares of The Lordsburg Mining Company (“Lordsburg Mining”), a New Mexico corporation. With the acquisition of Lordsburg Mining, the Company acquired the Summit project, consisting of approximately 117.6 acres of patented and approximately 520 acres of unpatented mining claims in Grant County, New Mexico; approximately 257 acres of patented mining claims in Hidalgo County, New Mexico; and milling equipment including a ball mill and floatation plant in Sierra County, New Mexico.

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

The Company commenced processing operations at the Banner Mill in March 2010. Commissioning of the mill proceeded and in July 2010, mill operations were expanded to two shifts per day, five days a week. In April 2012, the Company commenced commercial production at the Summit silver–gold mine. In November 2013 mining operations were suspended.

In June 2009, the Company formed a wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, in order to conduct business legally within the country of Mexico, including entering into contracts such as the option purchase contract on the Pilar Gold Property described below.

On June 13, 2009, the Company’s wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, entered into an option purchase contract on the Pilar Gold Property consisting of two mineral exploitation concessions located 165 kilometers east-southeast of Hermosillo, Sonora, Mexico. In March 2010, the Company relinquished its interest in this property and the subsidiary has been dormant since this date.

In September 2009, the Company formed a wholly owned Barbados subsidiary, Santa Fe Gold Barbados Corporation, in connection with the definitive gold sales agreement entered into on September 11, 2009. Under separate agreements, Santa Fe Gold Barbados Corporation sells refined gold to Sandstorm Gold, Ltd., and refined gold and silver to Waterton Global Value L.P. See NOTE 12– COMMITMENTS.

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

The Company has incurred a loss of $11,643,845 for the fiscal year ended June 30, 2014, and has a total accumulated deficit of $85,982,488 and a working capital deficit at June 30, 2014 of $24,583,576. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. Sales have decreased in the most recent fiscal year during the reporting period due to the suspension of all mining operations in November 2013.

On November 8, 2013 the Company suspended all mining operations and placed the mine and mill on a care and maintenance program. The Company is currently working to restructure its debts and obtain adequate capital to restart operations in the Company’s fiscal 2015 year.

To continue as a going concern, the Company is dependent on continued capital financing for project development, repayment of various debt facilities and payment of operating and financing expenses until production at the Summit mine site attains cash flow to cover the Company’s operating costs. The Company has no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as needed, or if available, that its terms will be favorable or acceptable to the Company. See NOTE 19, SUBSEQUENT EVENTS, for additional information on the Company liquidity and potential capital financing as it relates to the Share Exchange Agreement entered into by the Company with Canarc Resource Corp. (“Canarc”) on July 15, 2014.

At June 30, 2014, the Company was in default on payments totaling approximately $9.1 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $7.1 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). See NOTE 19, SUBSEQUENT EVENTS, for additional information on the Credit Agreement and the Gold Stream Agreement as it relates to the Share Exchange Agreement entered into by the Company with Canarc on July 15, 2014.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

The carrying values of cash, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2014 and 2013, due to the relatively short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash balances. Restricted cash is excluded from cash and is included in other assets.

Accounts Receivable

Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. As of June 30, 2014, total accounts receivable by customer are due from a single customer.

In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of June 30, 2014 and 2013.

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for Waterton’s waiver for non-payment under the Senior Secured Gold Stream Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The valuation of receivables sold under the Letter was finalized at $1,018,056. Additionally, $813,919 of collected accounts receivable sold to Waterton still remains to be remitted to them and is recorded in Accrued Liabilities at June 30, 2014.

Property, Equipment and Mine Development

Property and Equipment

Property and equipment are carried at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Expenditures for new property or equipment and expenditures that extend the useful lives of existing property and equipment are capitalized and recorded at cost. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations. Depreciation is taken over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the property and equipment are shown below. Land is not depreciated.

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

Idle Equipment

The Company had certain idle equipment in storage related primarily to the Black Canyon project. The equipment had a carrying values as of June 30, 2014 and 2013 of $-0- and $1,223,528, respectively. The Company evaluates the carrying value of idle equipment when events or changes in circumstances which indicated the related carrying amount may not be recoverable. The Company sold $66,000 of the equipment and recorded an impairment of $1,157,528 during the year ended June 30, 2014 based on this evaluation.

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

The Company is in process of discussions with a strategic financing source at this time. It is unknown if such discussions will be successful in attaining a financing facility that would allow the Company to continue operations under a revised business plan. If discussions with these financing sources are unsuccessful the Company will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code. At that time the Company would have to evaluate the circumstances and the potential impairment on its long- lived assets.

The Company had certain idle equipment in storage related primarily to the Black Canyon project. The equipment had a carrying values as of June 30, 2014 and 2013 of $-0- and $1,223,528, respectively. The Company evaluates the carrying value of idle equipment when events or changes in circumstances which indicated the related carrying amount may not be recoverable. The Company sold $66,000 of the equipment and recorded an impairment of $1,157,528 during the year ended June 30, 2014 based on this evaluation.

As of June 30, 2014, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable or impaired.

Restricted Cash

Restricted cash totaled $231,716 at June 30, 2014 and 2013. Restricted cash is maintained in connection with requirements for reclamation of projects and bonding requirements for the Company’s scale weighmaster.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income or loss. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income or loss is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income or loss, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income or loss for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to income or loss. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. At June 30, 2014 and 2013, the Company had a reclamation obligation totaling $241,079 and $167,746, respectively.

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

Concentration of Credit Risk

The following table provides the composition of sales generated from precious metals for the years ended June 30, 2014 and 2013:

	2014	2013
LS-Nikko Copper	65%	18%
ASARCO, LLC	14%	15%
Freeport-McMoran, Inc.	21%	30%
Aurubis	--	37%
	100%	100%

The Company’s Summit project located in the state of New Mexico accounted for 100% of the Company’s total sales.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2014 and 2013, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended June 30, 2014 and 2013, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. The adoption of this ASU did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In May 2014, the FASB issued ASC updated No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has not yet selected a transition method, and has not determined the impact, if any, that the new standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10 "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 addresses the cost and complexity associated with the incremental reporting requirements for development stage entities, such as startup companies, without compromising the availability of relevant information and eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The Company elected to apply ASU 2014-10 for its fiscal quarter ended June 30, 2014. ASU 2014-10 impacts financial statement presentation only and removes the requirement to present additional inception-to-date information.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2016. This update contains amendments that clarify the principles for management’s assessment of an entity’s ability to continue as a going concern. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

The following table provides the components of inventory as of June 30, 2014 and 2013:

	2014	2013
In-process material	$-	$31,203
Siliceous flux material	-	15,477
Precious metals concentrate	40,000	194,534
	$40,000	$241,214

NOTE 4 – MINERAL PROPERTIES

Mineral properties were comprised of acquisition costs related to properties in New Mexico and Arizona, as shown below as of June 30, 2014 and 2013:

	2014	2013
Summit property, Grant Country, NM	$119,000	$119,000
Banner property, Hidalgo County, NM	230,897	230,897
New Planet property, La Paz County, AZ	250,000	250,000
	$599.897	$599,897

NOTE 5 - PROPERTY, EQUIPMENT AND MINE DEVELOPMENT

Property, equipment, and mine development consists of the following at June 30, 2014 and 2013:

	2014	2013
Office furniture and equipment	$37,779	$37,779
Land	163,000	163,000
Mine processing equipment and buildings	8,008,993	8,330,888
Plant	8,135,732	8,135,732
Tailings	1,726,677	1,726,677
Environmental and permits	267,078	267,078
Mine development	13,709,831	13,709,197
Asset retirement obligation	221,367	149,236
Automotive	280,785	280,785
Software	87,848	87,848
	32,639,090	32,888,220
Less: Accumulated depreciation and amortization	(13,383,407)	(11,162,024)
	$19,255,682	$21,726,196

Depreciation and amortization expense for the years ended June 30, 2014 and 2013 was $2,465,077 and $4,149,034, respectively.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2014 and 2013:

	2014	2013
Interest	$1,572,298	$338,474
Vacation	57,602	98,176
Deferred and accrued payroll burden	133,890	77,260
Franchise taxes	8,504	15,050
Royalties	690,358	976,344
Merger costs, net	269,986	--
Other	133,958	15,524
Audit	111,825	27,083
Debt settlement	106,977	--
Property taxes	135,000	226,507
Mining taxes	--	47,485
Commodity supply agreements	4,803,765	2,784,506
	$8,024,161	$4,606,409

See NOTE 19, SUBSEQUENT EVENTS, for details on a shares for debt settlement

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

F-16

On February 23, 2007, the Company agreed with the institutional investors to amend the terms of the private placement of senior secured convertible notes, additional investment rights and warrants issued March 20, 2006 and September 6, 2006. Under terms of this Amendment 2, the date by which the Company was required to file a registration statement with the Securities and Exchange Commission was extended from November 5, 2006, until April 30, 2007 (subsequently filed March 23, 2007), and the date by which such registration statement was required to be declared effective, was extended from February 4, 2007, until July 31, 2007. The investors agreed to forgo all liquidated damages and penalties related to the previous deadlines. The Company agreed to seek stockholder approval for an increase in the Company’s authorized capital from the authorized limit of 100 million shares to 200 million shares, and, if necessary, to file additional registration statements. In connection with the amendment, the Company issued 1,750,000 warrants, giving note holders the right to purchase common stock at a price of $1.25 per share for a period of five years. The Company uses the Black-Scholes option pricing model to value options, warrants, imbedded conversion option components and additional investment rights that are recorded as derivative liabilities. The fair value of the derivative instruments liability for these warrants at the time of issuance was determined to be $1,773,013 with the following assumptions: (1) risk free interest rate of 4.67%, (2) remaining contractual life of 5 years, (3) expected stock price volatility of 116%, and (4) expected dividend yield of zero.

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

The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance in October 2007 and December 2007 transactions was determined to be $163,627 with the following assumptions: (1) risk free interest rate of 3.50% to 4.05%, (2) remaining contractual life of 5 and 7 years, (3) expected stock price volatility of 114% to 118%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

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

On February 1, 2008, the Company completed the private placement of a 10% Convertible Senior subordinated Note of $237,143 with an accredited investor and issued a note and related warrants under terms and conditions the same as for the private placements completed October 31, 2007. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested for a total of 94,858 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share.

The fair value of the derivative instruments liability for these warrants and embedded convertible options issued under the placements at the time of issuance in the January 2008 and February 2008 transactions was determined to be $771,323 with the following assumptions: (1) risk free interest rate of 2.46% to 3.3%, (2) remaining contractual life of 1.5 and 7 years, (3) expected stock price volatility of 112% to 113%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

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

The fair value of the derivative instruments liability for these warrants and embedded convertible options issued under the placements at the time of issuance in the April 2008 and June 2008 transactions was determined to be $1,447,716 with the following assumptions: (1) risk free interest rate of 2.29% to 3.28%, (2) remaining expected life of 1.42 to 6.72 years, (3) expected stock price volatility of 106% to 107%, and (4) expected dividend yield of zero. This derivative instruments liability was recorded as a discount to the convertible notes at the time of the transaction.

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

On December 22, 2008, under the terms of the 7% Senior Secured Convertible Debenture dated December 21, 2007 the Company received the sixth and final advance under the agreement for $1,150,000 and issued 575,000 warrantsrelating to the advance. The fair value of the derivative instruments liability for these warrants issued under the placements at the time of issuance was determined to be $236,828 with the following assumptions: (1) risk free interest rate of 1.55%, (2) an expected life of 6.0 years, (3) expected stock price volatility of 89%, and (4) expected dividend yield of zero.

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

On August 2, 2011, the Company secured a $5 million senior secured loan with Victory Park Capital Advisors, LLC (“Victory Park”). In connection with the loan, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: (1) risk-free rate of interest of 1.23%, (2) expected life of 5.0 years, (3)expected stock price volatility of 86.79%, and (4) expected dividend yield of zero.

On July 31, 2012, the Company entered into an agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. The warrants contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $927,450 with the following assumptions: (1) risk-free rate of interest of 0.60%, (2) expected life of 5.0 years, (3) expected stock price volatility of 82.19%, and (4) expected dividend yield of zero.

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

On September 14, 2012, the Company entered into an agreement for financial advisory services. In connection with the agreement the Company issued 500,000 warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. The warrants contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $116,650 with the following assumptions: (1) risk-free rate of interest of 0.72%, (2) expected life of 5.0 years, (3) expected stock price volatility of 77.99%, and (4) expected dividend yield of zero.

On January 15, 2013, the Company, in conjunction with the extension of convertible senior subordinated notes aggregating $450,000 to three accredited investors, issued an aggregate of 562,500 warrants at an exercise price of $0.40. The warrants are vested on the issuance date and have lives from 1.77 years to 1.85 years. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $66,543 with the following assumptions: (1) risk-free rate of interest of 0.23 to 0.24%, (2) expected life of 1.77 to 1.85 years, (3) expected stock price volatility of 73.11 to 74.39%, and (4) expected dividend yield of zero. The amount of $66,543 was allocated to the warrants at inception.

The fair market value of the derivative instruments liabilities at June 30, 2014 was determined to be $292,124 with the following assumptions: (1) risk free interest rate of 0.02% to 0.96%, (2) remaining contractual life of 0.07 to 3.21 years, (3) expected stock price volatility of 126.39% to 274.39%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the year ended June 30, 2014, of $204,796 and a corresponding decrease in the derivative instruments liability. The tables below show the gain on the derivative instruments liability for the years ended June 30, 2014 and 2013.

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2013	June 30, 2014	June 30, 2014

Purchase Agreement Warrants	$496,920	$292,124	$204,796

Derivatives applicable to warrants exercised			-
Amount allocated to warrants at inception			-
$204,796

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	the year ended
	June 30, 2012	June 30, 2013	June 30, 2013

Purchase Agreement Warrants	$1,026,765	$496,920	$529,845

Derivatives applicable to warrants exercised			(22,501)
Amount allocated to warrants at inception			1,110,643
			$1,617,987

The derivative liability is comprised of the following as of:

	June 30,	June 30,
	2014	2013
Current portion of derivative instruments liabilities	$292,124	$496,920
Long-term portion of derivative instruments liabilities		-
	$292,124	$496,920

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

At June 30, 2014 and 2013, the outstanding principal balance on the senior subordinated convertible notes was $450,000. The principal and unamortized discount of $17,937, are classified as a current liability at June 30, 2014. The principal and unamortized discount of $60,482, were classified as a long-term liability at June 30, 2013.

Convertible Secured Notes

In October and November 2012, the Company received advances totaling A$3,900,000, representing cash proceeds of $3,985,000, from International Goldfields Limited (ASX:“IGS”) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and are secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. At June 30, 2014 and 2013 the outstanding balance on the Secured Convertible Notes was US$3,673,527 and US$3,951,310, respectively.

In June 2013, the Company negotiated an additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, the Company agreed to explore a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon a refinancing of the Company’s loan from Waterton. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of June 30, 2014, the Company had received advances totaling $1,361,453 in connection with the secured convertible note. When the proposed Merger Agreement with Tyhee Gold Corp. (“Tyhee”) was signed, IGS and the Company agreed to have all outstanding amounts under the notes satisfied by the issue of Company’s stock aggregating 9,259,259 shares. The Company recorded a gain of $615,781 on the extinguishment of the debt. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person.

At June 30, 2014, the outstanding principal balance on the Secured Convertible Notes was $3,673,527.

The components of the convertible notes payable are as follows:

June 30, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(17,937)	$432,063
Long-term portion, net of current	3,673,527	-	3,673,527

	$4,123,527	$(17,937)	$4,105,590

June 30, 2013:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-
Long-term portion, net of current	4,011,792	(60,482)	3,951,310

	$4,011,792	$(60,482)	$3,951,310

NOTE 9 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked to fund the strategic acquisition of Columbus Silver and was not drawn down due to the expiration of the Columbus Silver acquisition agreement.

Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. The Company utilized the remaining net proceeds for operations and working capital for the Summit silver-gold project.

The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortized over a 12-month term with the first payment due July 31, 2012. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. See NOTE 12- COMMITMENTS.

Pursuant to a series of guarantees, security agreements, deeds of trust, a mortgage and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and on liens covering substantially all of the Company’s assets, with the exception of the Ortiz gold project, including the Summit silver-gold project, the Black Canyon mica project, and the Planet micaceous iron oxide project. Existing creditor, Sandstorm Gold (Barbados) Ltd., executed an intercreditor agreement that provides for subordination of its security interests in favor of Waterton. The outstanding principal amounts owed under the Credit Agreement are aggregated with Notes Payable for financial statement presentation. See NOTE 10 - NOTES PAYABLE.

On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment provided for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The Company has not made the principal payments for February 2013 or subsequent months. In addition, interest payments for the fiscal year ended June 30, 2014 have not been made and are included in accrued liabilities at June 30, 2014.

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

As of September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note after reduction for the transferred receivables at June 30, 2014 and 2013 were $7,040,427 and $7,011,282, respectively. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in accrued liabilities at June 30, 2014.

Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. In the event that Debt Restructurings are not consummated, or should any of Waterton’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). See NOTE 19, SUBSEQUENT EVENTS, for additional information on the Credit Agreement as it relates to the Share Exchange Agreement entered into by the Company with Canarc on July 15, 2014.

NOTE 10 – NOTES PAYABLE

On May 8, 2012, the Company entered into an installment sales contract for $46,379 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $16,354 and $31,797 at June 30, 2014 and 2013, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,792 and $457,758 at June 30, 2014 and 2013, respectively. The Company has been unable to make its monthly payments since November 2013 and is currently in default.

On October 1, 2013, the Company entered into an agreement to finance insurance premiums in the amount of $168,182 at an interest rate of 4.70% with equal payments of $19,055 including interest, due monthly beginning November 1, 2013 and continuing through July 2014. This policy was cancelled in the fourth quarter of our fiscal year ended June 30, 2014.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. Given the terms of the Bridge Loan and Merger Agreement, the Company believes Tyhee’s default notice is wrongful. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities. This amount is net of a break fee of $300,000 due the Company from Tyhee.

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	June 30,	June 30,
	2014	2013

Installment sales contract on equipment,
interest at 10.00%, payable in 12 monthly installments of $13,073, including interest through July 2013.	$-	$1,438

Installment sales contract on equipment,
interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	16,354	31,797

Installment sales contract on equipment,
interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	457,760

Financing contract on insurance premiums,
interest at 4.70%, payable in 9 monthly installments of $13,846, including interest through July 2013.	-	13,792

Unsecured bridge loan note payable,
Interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.
	1,745,092
Senior Secured Gold Stream Credit Agreement, interest at
9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,040,427	7,011,282

Total Outstanding Notes Payable	9,200,666	7,516,069
Less: Current portion	(9,200,666)	(7,185,877)
Notes payable, net of current portion and discount	$--	$330,192

The aggregate maturities of notes payable as of June 30, 2014, is as follows:

Year ending June 30, 2015	9,200,666

Total Outstanding Notes Payable	$9,200,666

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

F-23

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2014 and June 30, 2013 are as follows:

				June 30,
	Level 1	Level 2	Level 3	2014
Assets:
None	--	---	---	---

Liabilities:
Derivative instruments	---	---	$292,124	$292,124

				Balance at
	Level 1	Level 2	Level 3	June 30,
				2013
Assets:
None	---	---	---	---

Liabilities:
Derivative instruments	---	---	$496,920	$496,920

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2014:

Derivative instruments liabilities at June 30, 2013	$496,920
Gain on derivative instrument liabilities	204,796
Derivative instruments liabilities at June 30, 2014	$292,124

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Office and Real Property Leases

On April 1, 2013, the Company entered into a lease for office space located in Albuquerque, New Mexico, for a period of five years. The Company moved out of the office space on July 31, 2014, and has negotiated a lease termination effective date of September 1, 2014 for an agreed amount of $7,469.

On March 1, 2008, the Company entered into a lease for storage space located in Glendale, Arizona for a period of one year. The lease has subsequently been extended in one year increments multiple times. Effective March 1, 2014 the lease was extended for an additional period of one year.

Future minimum lease payments under these operating leases for the following fiscal years are as follows:

2015	$25,469
2016	--
Total	$25,469

Rental expense totaled $80,363 and $60,660 for the years ended June 30, 2014 and 2013, respectively.

Employment Agreements

On October 7, 2003, the Company entered into employment and change of control agreements with the former President and Chief Executive Officer. The employment agreement describes, among other things, the officer’s duties, compensation levels and benefits. The agreement provided for annual salary of $180,000 adjusted by the Consumer Price Index (CPI). The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter on a yearly basis unless terminated on 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

On September 17, 2012, the Company entered into change of control agreements with three of its officers, the Vice-President of Operations, the former Chief Financial Officer and Treasurer, and the former Secretary and Assistant Treasurer, who is also the son of the president at that time. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 200% of the base amount as defined in IRC Section 280 G in effect at the time of change of control. In addition, the employee will continue to be covered by the Company’s medical, health, life and dental plans for 24 months after such cessation of employment.

As of the Company’s fiscal year ended June 30, 2014, the aforementioned employees were no longer employed by the Company and their departure was not caused by a change of control of the Company.

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

Property Identification Agreement

On October 6, 2003, the Company entered into a confidential property identification agreement with our former President and Chief Executive Officer, prior to his becoming an officer and director of the Company. Under terms of the agreement, the former officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the former officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the former officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver-gold project are two of the 24 properties identified and are subject to the property identification agreement.

New Planet Project Royalty Agreement

Under the June 5, 2008 exercise of the option to purchase the Planet MIO property, as part of the agreement, the Company is obligated to pay a 5% royalty on any future production from the property.

Ortiz Gold Project

On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc.(“Ortiz Mines”), a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). On May 1, 2010, we agreed with Ortiz Mines, to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification agreement between the Company and our former President and Chief Executive Officer.

The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due	Maximum Due
	($)	($)

February 1, 2015	130,000	260,000
February 1, 2016	130,000	260,000
February 1, 2017	130,000	260,000
February 1, 2018	130,000	260,000
February 1, 2019 and	130,000	260,000
thereafter

Summit Silver-Gold Project

The Summit project is subject to two underlying royalties and a net proceeds interest as follows: (1) a 7.5% royalty on net smelter returns toward an end price of $1,250,000; (2) a 5% royalty on net smelter returns toward an end price of $4,000,000 less any amount paid under the royalty described in (1); and (3) a net proceeds interest of 5% of net proceeds from sales of unbeneficiated mineralized rock until such time as the royalties described in (1) and (2) have been satisfied, and 10% of such net proceeds thereafter toward an end price of $2,400,000. The Summit silver-gold project is subject to a property identification agreement between the Company and the former President and Chief Executive Officer. The property identification agreement specifies that a 1% royalty be paid on the value of future production from the project.

For the year ended June 30, 2014 the Company recorded $(59,455) for royalty expense recovery, which includes $45,743 resulting from the property identification agreement with the Company’s former President and Chief Executive Officer. Royalties for the current fiscal year were significantly reduced as the Company suspended all mining operations and placed the mine and mill on a care and maintenance program on November 8, 2013. The negative royalty expense recovery for the current fiscal is a result of recalculating prior year royalty expenses under the proper method including allowable deductions in the royalty formula for allowable freight and resulted in a reduction of prior period calculated royalties of $84,280 recognized in the current fiscal year.

At June 30, 2014, the Company had an accrued royalty liability of $690,358, which includes $208,179 payable to the Company’s former President and Chief Executive Officer.

Mogollon Option Agreement

On October 22, 2012, the Company entered into the Mogollon Option Agreement (the “Mogollon Option Agreement”) with Columbus following approval of the agreement by the TSX Venture Exchange. Under the agreement, the Company may acquire the Mogollon Project, Catron County, New Mexico, for payments aggregating $4,500,000 scheduled to be paid through the end of 2014. The Company paid an initial $100,000 upon the signing of the agreement and $150,000 upon approval of the agreement by the TSX Venture Exchange. The payment schedule called for $500,000 to be paid on or before December 30, 2012, and four payments of $937,500 each on June 30, 2013, December 30, 2013, June 30, 2014, and December 30, 2014. Additionally, the Company must maintain the property in good standing by paying underlying claim and lease payments.

On June 28, 2013 the Company entered into Amendment No. 1 to the Mogollon Option Agreement with Columbus. The amendment deferred the due dates of the option payments. In accordance with the amendment, the Company paid $50,000 in July 2013 and has an amended payment of $887,500 due on or before December 30, 2013, with three additional payments of $937,500 each due on June 30, 2014, December 30, 2014, and June 30, 2015. In consideration for the amendment, the Company transferred to Columbus its common shares held in the capital of Columbus Exploration Corporation valued at $11,914 at the time of transfer. The Company did not make the payment of $887,500 due on December 30, 2013.

On March 6, 2014, the Company entered into an Amended and Restated Mogollon Option Agreement with Columbus. Upon execution of the new agreement the Company paid $50,000. To exercise the option the Company had the right to pay an additional $950,000 upon the closing of the merger with Tyhee Gold. In return, the Company will earn a 100% interest in the Mogollon Project with no further payments due. Upon notice of termination of the Merger on March 21, 2014, the Company had the right for three months, until June 21, 2014, to exercise the option and make the remaining payment of $950,000 and earn 100% interest in the Mogollon Project.

On June 18, 2014, the Company entered into Amendment No. 1 to the Amended and Restated Mogollon Option Agreement with Columbus. The amendment extended the option exercise date from June 21, 2014 to November 21, 2014. The exercise price of $950,000 remains unchanged. Pursuant to the amendment, Santa Fe must make two non-refundable payments to Columbus Exploration, the first in the amount of $12,350 due immediately and the second in the amount of $59,000 due the earlier of exercise of the option or November 21, 2014. As of June 30, 2014, the Company has made total payments of $876,509 under the various Option Agreements.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Commodity Supply Agreements

In September 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm to deliver a portion of the life-of-mine gold production (excluding all silver production) from the Company’s Summit silver-gold mine. Under the agreement the Company received advances of $4,000,000 as an upfront deposit, plus continue to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation is reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining uncredited balance of the original $4,000,000 upfront deposit. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

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

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at June 30, 2014 and 2013, respectively, and are reported as the completion guarantee payable.

Under the Gold Stream Agreement the Company has a recorded an obligation at June 30, 2014, of 3,692 ounces of undelivered gold valued at approximately $3.4 million, net of the Fixed Price of $400 per ounce to be received upon delivery. See NOTE 19, SUBSEQUENT EVENTS, for additional information on the Gold Stream Agreement as it relates to the Share Exchange Agreement entered into by the Company with Canarc on July 15, 2014.

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm, pursuant to the September 9, 2011 Gold Stream Agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the latter of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company recorded an obligation of $611,503 and $185,563 at June 30, 2014 and 2013, respectively, related to the Gold and Silver Supply Agreement and is recorded in accrued liabilities. See NOTE 19, SUBSEQUENT EVENTS, for additional information on the Gold and Silver Agreement as it relates to the Share Exchange Agreement entered into by the Company with Canarc on July 15, 2014.

The Company refers to the Gold Stream Agreement and Gold and Silver Supply Agreement collectively as the commodity supply agreements and records the costs related to these agreements in financing costs – commodity supply agreements.

NOTE 13 - STOCKHOLDERS’ (DEFICIT) EQUITY

Issuances of Common Stock

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

On January 23, 2014, the entire outstanding principal amount of the A$ 2.0 million Secured Convertible Note, dated June 23, 2013, issued by the Company and payable to IGS, including all accrued interest and any other amounts due or payable by the Company there under, was converted into 9,259,259 shares of common stock. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such shares into the US or to any US person. The amount payable at the time of conversion was $1,263,930, which included principal and accrued interest. The Company recorded a gain of $615,781 on extinguishment of the debt.

On April 3, 2014, the Company issued 370,371 shares of common stock at a price of $0.135 per share to Muzz Investments, LLC, in regards to the Company’s obligation for costs incurred related to the 2006 sale of real properly in Glendale, Arizona, formerly owned by Azco Mica, Inc. A gain of $34,074 was recorded on the partial extinguishment of the debt. A total settlement of $156,977 was reached of which $106,977 remains unpaid and included in accrued liabilities at June 30, 2014. An additional 792,420 shares remains to be issued under the settlement.

See NOTE 19, SUBSEQUENT EVENTS, in regards to a Share Exchange Agreement entered into on July 15, 2014 by the the Company with Camarc and related disclosures, Issuance of Warrants

On December 21, 2007, in connection with a scheduled advance of $350,000 on the 7% Senior Secured Convertible Debenture, the Company issued 175,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014.

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

On April 15, 2008, in connection with a scheduled advance of $3,500,000 on the 7% Senior Secured Convertible Debenture, the Company issued 1,750,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.00 per share. The warrants are exercisable from July 1, 2010 to December 31, 2014 and contain a repricing anti-dilution feature and in certain circumstances an anti-dilution ratchet provision.

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

On June 22, 2009, in connection with a private placement for 283,019 shares of the Company’s common stock, the Company issued 141,510 five year warrants giving the holder the right to purchase common stock at $1.06 per share and have expired unexercised.

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

On January 20, 2010, in connection with the registered direct offering for 7,692,310 shares of the Company’s common stock, the Company issued 3,846,155 five year warrants giving the holder the right to purchase common stock at $1.70 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. The fair market value of the warrants under the placement at the time of issuance was determined to be $2,921,877 with the following assumptions: (1) risk-free rate of interest of 2.45%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 85.19%, and (4) expected dividend yield of zero. The private placement was subject to the issuance of 461,539 warrants to placement agents, exercisable at $1.625 per share and has an exercise period expiring on December 29,2014.. The warrants vest six months from the date of issuance. The fair market value of the placement agent warrants under the placement at the time of issuance was determined to be $353,190 with the following assumptions: (1) risk-free rate of interest of 2.45%, (2) an expected life of 4.94 years, (3) expected stock price volatility of 85.19%, and (4) expected dividend yield of zero.

On December 30, 2010, in connection with the registered direct offering to three institutional investors for 1,666,668 shares of the Company’s common stock, the Company issued 833,334 five-year warrants giving the holders the right to purchase common stock at $1.50 per share. The warrants are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants under the placement at the time of issuance was determined to be $669,372 with the following assumptions: (1) risk-free rate of interest of 2.01%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 79.51%, and (4) expected dividend yield of zero. In connection with the registered direct offering, the Company issued 100,000 warrants to the placement agent, exercisable at $1.50 per share and with an exercise period expiring on November 29, 2014.. The warrants are exercisable immediately after issuance. Using the Black-Scholes option pricing model, the fair market value of the placement agent warrants at the time of issuance was determined to be $62,614 with the following assumptions: (1) risk-free rate of interest of 1.47%, (2) an expected life of 3.92 years, (3) expected stock price volatility of 68.65%, and (4) expected dividend yield of zero.

On August 2, 2011, in connection with a $5 million senior secured loan with Victory Park, the Company issued warrants to purchase 500,000 shares of its common stock. The warrants have an exercise price of $1.00 per share, are exercisable immediately after issuance and will expire five years from the date of issuance. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $339,247 with the following assumptions: (1) risk-free rate of interest of 1.23%, (2) expected life of 5.0 years, (3) expected stock price volatility of 86.79%, and (4) expected dividend yield of zero. The warrants issued contain a re-pricing provision for anti-dilution.

On August 8, 2011, the Company issued 250,000 warrants exercisable at $1.00 per share and with an exercise period of 5 years from the date of issuance for investor relations services to be provided over a period of one year. The warrants are exercisable immediately after issuance. Using the Black-Scholes option pricing model, the fair market value of the placement agent warrants at the time of issuance was determined to be $138,426 with the following assumptions: (1) risk-free rate of interest of 1.11%, (2) expected life of 5 years, (3) expected stock price volatility of 86.96%, and (4) expected dividend yield of zero. This amount is reported as stock compensation over the period of the agreement and $138,426 was expensed for the year ended June 30, 2012.

On January 12, 2012, in connection with a private placement for 700,000 shares of the Company’s common stock pursuant to Regulation S of the Securities Act of 1933, the Company issued 350,000 five year warrants giving the holder the right to purchase common stock at $1.00 per share. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $172,550. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.84%, (2) expected life of 5.0 years, (3) expected stock price volatility of 84.57% and (4) expected dividend yield of zero.

On January 26, 2012, the Company entered into an agreement for investor relations services to be provided over a period of four months and requiring the issuance of 250,000 warrants exercisable at $1.25 per share with an exercise period of 5 years. The warrants are to be issued in two separate transactions with the first 125,000 warrants due and exercisable immediately upon execution of the agreement. The remaining 125,000 warrants are due and exercisable after 90 days. Using the Black-Scholes option pricing model, the initial fair market value for the entire 250,000 placement agent warrants upon execution of the agreement was determined to be $112,379 with the following assumptions: (1) risk-free rate of interest of 0.31%, (2) expected life of 3 years, (3) expected stock price volatility of 62.92%, and (4) expected dividend yield of zero. The remaining 125,000 warrants were valued at April 26, 2012 with the following assumptions: (1) risk-free rate of interest of 0.29%, (2) expected life of 2.75 years, (3) expected stock price volatility of 59.01%, and (4) expected dividend yield of zero. The final valuation of the 250,000 warrants issued was subsequently adjusted to reflect the actual measurement dates for each of the warrant issuances and resulted in a fair market value of $82,138. Accordingly, the final amount reported as stock compensation is $82,138 for the year ended June 30, 2012.

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

On July 31, 2012, the Company entered into a one year agreement for investment banking services. In connection with the agreement the Company issued 4,500,000 five year warrants to purchase common stock at an exercise price of $0.40 per share. The warrants are exercisable immediately and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $927,450 with the following assumptions: (1) risk-free rate of interest of 0.60%, (2) expected life of 5 years, (3) expected stock price volatility of 82.19%, and (4) expected dividend yield of zero. This amount is reported as stock compensation over the period of the agreement and $848,680 was expensed for the year ended June 30, 2013, with $78,770 remaining as unreported stock compensation and will be reported over the remaining period of the agreement.

On August 17, 2012, the Company issued 6,244,286 three year warrants at an exercise price of $0.40 and exercisable immediately. The warrants are issued pursuant to terms of the unit offering to existing shareholders under shelf registration statement.

On September 14, 2012, the Company entered into an agreement for financial advisory services to be provided over a period of six months and requiring the issuance of 500,000 warrants exercisable at $0.40 per share with an exercise period of 5 years for investor relations services. The warrants are exercisable upon execution of the agreement and contain a ratchet provision to adjust the exercise price in certain circumstances. Using the Black-Scholes option pricing model, the initial fair market value for the warrants upon execution of the agreement was determined to be $116,650 with the following assumptions: (1) risk-free rate of interest of 0.72%, (2) expected life of 5 years, (3) expected stock price volatility of 77.99%, and (4) expected dividend yield of zero. Stock compensation of $116,650 has been expensed for the year ended June 30, 2013.

On January 15, 2013, the Company, in conjunction with the extension of convertible notes payable to three accredited investors, issued an aggregate of 562,500 warrants at an exercise price of $0.40. The warrants are vested on the issuance date and have lives from 1.77 years to 1.85 years. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $66,543 with the following assumptions: (1) risk-free rate of interest of 0.23 or 0.24%, (2) expected life of 1.77 or 1.85 years, (3) expected stock price volatility of 73.11 or 74.39%, and (4) expected dividend yield of zero. The amount of $66,543 was allocated to the warrants at inception.

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

During the year ended June 30, 2014, a total of 141,510 warrants expired unexercised and 23,434 were issued.

See NOTE 19, SUBSEQUENT EVENTS, for information on Euro Pacific Capital, Inc. Agreement related disclosures.

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

On December 3, 2008, the Company cancelled and re-issued several outstanding options to four employees. The new options grant each employee a five (5) year option to purchase 100,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options vested on June 30, 2009. Each option was valued at $30,101 using the Black-Scholes option pricing model. The options were valued using: (1) a volatility of 80%, (2) a risk free interest rate of 0.76%, (3) an expected life of 2.8 years and (4) and expected dividend yield of zero. The following describes the options that were cancelled:

•

On May 2, 2006, the Company granted a non-plan five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer at that time, in connection with an employment agreement. The option exercise price is $1.24 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $50,971 using the Black-Scholes option pricing model. On December 3, 2008, the options were cancelled and re-issued. The options were fully vested and amortized at the time of cancellation.

•

On April 25, 2007, the Company granted non-plan a five (5) year option to purchase 50,000 shares of common stock to an employee, who is the son of the Company’s President and Chief Executive Officer at that time. The option exercise price is $0.74 per share, the closing price on the date of grant and the options vested on the date of grant. The options were valued at $30,505 using the Black-Scholes option pricing model and are expensed in the period granted. On December 3, 2008, the options were cancelled and re- issued. The options were fully vested and amortized at the time of cancellation.

•

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

•

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

•

On July 22, 2008, the Company granted a five (5) year option to purchase 100,000 shares of common stock to an employee. The option exercise price is $0.83 per share, the closing price on the date of grant and the options have a vesting period of six months from the date of grant. The options were valued at $64,247 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) volatility of 104%, (2) a risk free interest rate of 3.48%, (3) an expected life of 5.0 years and (4) and expected dividend yield of zero. On December 3, 2008, the options were cancelled and re- issued, with any further amortization of the options ceasing on that date.

On December 3, 2008, the Company granted a five year option to twenty-three employees and two board members to purchase 830,000 shares of common stock at an option exercise price of $0.60 per share, the closing price on the date of grant, and the options vested on June 30, 2009. The options were valued at $370,517 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a volatility of 80%, (2) a risk free interest rate of 0.76%, (3) an expected life of 2.8 years and (4) and expected dividend yield of zero.

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

On May 1, 2010, the Company granted to an investor relations firm a three year option to purchase 125,000 shares of common stock at an option exercise price of $1.30 per share and a three year option to purchase 125,000 shares of common stock at an option exercise price of $1.70. Each of the option grants vest 50% on August 1, 2010, and 50% on November 1, 2010. The options were valued at $85,209 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a volatility of 71.55%, (2) a risk free interest rate of 1.56%, (3) an expected life of 3.0 years and (4) and expected dividend yield of zero. Stock-based compensation expense of $42,601 was recorded during the year ended June 30, 2011. The options expired unexercised during the year ending June 30, 2013.

On June 8, 2010, the Company granted a five year option to thirty-five employees and two board members to purchase 1,095,000 shares of common stock at an option exercise price of $0.86 per share, the closing price on the date of grant, and 1,055,000 options vested on December 31, 2010 and 40,000 options vested on June 30, 2011. The options were valued at $342,869 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a volatility of 55.2%, (2) a risk free interest rate of 1.11 to 1.16%, (3) an expected life of 2.78 to 2.88 years and (4) and expected dividend yield of zero. During the years ended June 30, 2011 and 2010 stock-based compensation expense of $304,936 and $37,933 was recorded, respectively.

On January 1, 2011, the Company granted 75,000 five year options at an exercise price of $1.21 per share to each of the two independent directors. The options have a six month vesting period from the date of grant. The options were valued at $62,071 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.02%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 79.05%, and (4) expected dividend yield of zero. During the year ended June 30, 2011 stock-based compensation of $62,071 was recorded.

On March 1, 2011, the Company granted 50,000 five year options at an exercise price of $0.88 per share to an employee. The options have a six month vesting period from the date of grant. The options were valued at $15,894 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 2.11%, (2) an expected life of 5.0 years, (3) expected stock price volatility of 73.03%, and (4) expected dividend yield of zero. During the years ended June 30, 2012 and 2011 stock-based compensation of $5,298 and $10,596 was recorded was recorded, respectively.

On May 17, 2011, the Company granted a five year option to twenty-seven employees and two consultants to purchase 805,000 shares of common stock at an option exercise price of $1.01 per share, the closing price on the date of grant and the options vested on December 31, 2011. The options were valued at $298,311 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a volatility of 55.62%, (2) a risk free interest rate of 0.84%, (3) an expected life of 2.82 years and (4) expected dividend yield of zero. During the years ended June 30, 2012 and 2011 stock- based compensation of $239,692 and $58,619 was recorded, respectively.

On January 3, 2012, the Company granted 75,000 five year options at an exercise price of $0.95 per share to each of the two outside directors, the closing price on the date of grant and the options vested on June 30, 2012. The options were valued at $74,465 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.37%, (2) expected life of 2.75 years, (3) stock price volatility of 85.2% and (4) expected dividend yield of zero. Stock-based compensation of $60,321was recorded during the six months ended June 30, 2012. Unvested options to one director were cancelled and $14,144 of stock compensation was not recognized.

On January 9, 2012, the Company granted a five year option to five employees to purchase 350,000 shares of common stock at an option exercise price of $0.94 per share, the closing price on the date of grant and the options vested on June 30, 2012. The options were valued at $171,609 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.35%, (2) expected life of 2.74 years, (3) stock price volatility of 85.21% and (4) expected dividend yield of zero. During the year ended June 30, 2012, stock-based compensation of $171,609 was recorded.

On March 12, 2012, the Company granted 250,000 five year options at an exercise price of $1.03 per share to an employee, the closing price on the date of grant and the options vested on September 12, 2012. The options were valued at $132,325 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.44%, (2) expected life of 2.75 years, (3) expected stock price volatility of 83.39% and (4) expected dividend yield of zero. During the years ended June 30, 2013 and 2012 stock-based compensation of $52,498 and $79,827 was recorded, respectively.

On April 16, 2012, the Company granted 250,000 five year options at an exercise price of $1.00 per share to an investor relations firm. The options vested pro-rata over the six month term of the agreement. The options were valued at $21,467 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.29% to 0.39%, (2) expected life of 2.75 years, (3) stock price volatility of 58.03% to 68.09% and (4) expected dividend yield of zero. During the years ended June 30, 2014 and 2013 stock-based compensation of $9,190 and $12,277 was recorded, respectively.

On August 20, 2012, the Company granted 100,000 five year options at an exercise price of $0.32 per share to a new outside director, the closing price on the date of grant. The options vested on August 20, 2013. The options were valued at $16,189 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.38%, (2) expected life of 2.75 years, (3) stock price volatility of 82.01% and (4) expected dividend yield of zero. Stock-based compensation of $16,189 was recorded during the year June 30, 2013.

On August 20, 2012, the Company granted a five year option to four key employees to purchase 400,000 shares of common stock at an option exercise price of $0.32 per share, the closing price on the date of grant. The options vested on February 20, 2013. The options were valued at $64,755 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.38%, (2) expected life of 2.75 years, (3) stock price volatility of 82.01% and (4) expected dividend yield of zero. Stock-based compensation of $64,755 was recorded during the year ended June 30, 2013.

On December 31, 2012, the Company granted five year options to two directors and various employees to purchase 510,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options vested on June 30, 2013. The options were valued at $85,273 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: (1) a risk free interest rate of 0.33%, (2) expected life of 2.75 years, (3) stock price volatility of 74.30% and (4) expected dividend yield of zero. Stock-based compensation of $85,273 was expensed for the year ended June 30, 2013.

On December 31, 2012, the Company granted five year options to officers and various employees to purchase 525,000 shares of common stock at an option exercise price of $0.36 per share, the closing price on the date of grant. The options vested on January 1, 2014. The options were valued at $91,263 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: (1) a risk free interest rate of 0.36%, (2) expected life of 3.00 years, (3) stock price volatility of 74.30% and (4) expected dividend yield of zero. Stock-based compensation of $46,007 and $45,256 was expensed for the years ended June 30, 2014 and 2013, respectively.

On August 6, 2013, in connection with the appointment of three new directors, Company granted 200,000 five-year options to each new director at an exercise price of $0.14 per share. The options will vest on August 6, 2014. The options were valued at $44,558 using the Black-Scholes option pricing model. The options were valued using the following significant assumptions: (1) a risk-free interest rate of 0.62%, (2) expected life of 3.0 years, (3) stock price volatility of 82.66% and (4) expected dividend yield of zero. Stock-based compensation of $40,163 was expensed during the year ended June 30, 2014 and $4,395 will be reported over the remaining vesting period.

On October 15, 2013, the Company amended the expiration date of an aggregate of 4,000,000 outstanding common stock options. The options were originally scheduled to expire on October 15, 2013. The expiration date of the 4,000,000 options was extended to October 15, 2016. The incremental increase in the fair value of the options was determined to be $252,020 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the year ended June 30, 2014. The options were valued using the following assumptions: (1) a risk-free interest rate of 0.16%, (2) expected life of 1.5 years, (3) stock price volatility of 79.28% and (4) expected dividend yield of zero. Stock-based compensation of $252,020 was expensed during the year ended June 30, 2014.

On January 2, 2014, the Company granted 100,000 five year options at an exercise price of $0.08 per share to each of the four outside directors, the closing price on the date of grant and the options vested on June 30, 2014. The options were valued at $20,537 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.573%, (2) expected life of 2.5 years, (3) stock price volatility of 115.594% and (4) expected dividend yield of zero. Stock-based compensation of $20,537 was recorded during the year ended June 30, 2014.

Subsequent to year end the Company signed a Share Exchange with Canarc and in connection with the Share Exchange appointed of three new officers of the Company. The Company Board of Directors granted each of the three new officer’s stock options to purchase 2.5 million shares of the Company stock. See NOTE 19, SUBSEQUENT EVENTS for additional related disclosures.

Repriced Options

On December 31, 2012, the Company re-priced 2,325,000 options to a director, officers and various employees of the Company, to purchase shares of common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested and had exercise prices ranging from $1.38 to $0.55. The repriced options have a five year life from the date of the reprice and fully vested on December 31, 2012. The repriced options were valued at $206,131 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.30%, (2) expected life of 2.5 years, (3) stock price volatility of 74.30% and (4) expected dividend yield of zero. Stock-based compensation of $206,131 was recorded during the year ended June 30, 2013.

On December 31, 2012, the Company repriced 675,000 options to three officers of the Company, to purchase shares common stock at an option exercise price of $0.36 per share the closing price on the date of the reprice. The original options were fully vested had exercise prices ranging from $1.01 to $0.60. The repriced options have a five year life from the date of the reprice and vested on June 30, 2013. The repriced options were valued at $40,420 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.30%, (2) expected life of 2.5 years, (3) stock price volatility of 74.30% and (4) expected dividend yield of zero. Stock-based compensation of $40,420 was recorded for the year ended June 30, 2013.

During the year ended June 30, 2014, 1,045,000 options were cancelled or expired and 1,000,000 options were granted.

In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non-plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2014 and 2013 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2012	8,140,000	$0.53	14,729,107	$0.90
Granted	1,535,000	$0.35	11,960,028	$0.40
Canceled	(355,000)	$0.66	---	---
Expired	(350,000)	$1.20	(912,548)	$0.52
Exercised	---	---	(375,000)	$0.30
Outstanding at June 30, 2013	8,970,000	$0.30	25,401587	$0.67
Granted	1,000,000	$0.12	23,434	$0.38
Canceled	(695,000)	$0.36	---	---
Expired	(350,000)	$1.24	(141,510)	$1.06
Exercised	---	---	---	---
Outstanding at June 30, 2014	8,925,000	$0.24	25,283,511	$0.62

Stock options and warrants outstanding and exercisable at June 30, 2014, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.08	400,000	400,000	4.54	$0.08	$0.135	6,750,000	6,750,000	0.50	$0.135
$0.11	4,000,000	4,000,000	2.30	$0.11	$0.38	523,434	523,434	3.21	$0.38
$0.14	600,000	---	4.10	$0.14	$0.40	11,306,786	11,306,786	2.98	$0.40
$0.32	450,000	450,000	3.51	$0.32	$0.87	500,000	500,000	2.09	$0.87
$0.36	3,225,000	3,225,000	3.51	$0.36	$1.00	600,000	600,000	2.36	$1.00
$1.00	250,000	250,000	0.79	$1.00	$1.06	112,263	112,263	0.09	$1.06
	---	---			$1.25	250,000	250,000	0.55	$1.25
	---	---			$1.50	933,334	933,334	1.39	$1.50
	---	---			$1.625	461,539	431,539	0.50	$1.625
¤	---	---			$1.70	3,846,155	3,846,155	0.56	$1.70
	8,925,000	8,325,000				25,283,511	25,253,511

	Outstanding Options		2.97	$0.24	Outstanding Warrants			1.77	$0.62

	Exercisable Options		2.89	$0.24	Exercisable Warrants			1.77	$0.62

As of June 30, 2014, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $-0- and the aggregate intrinsic value of currently exercisable stock options and warrants was $-0-. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.06 closing stock price of the common stock on June 30, 2014. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2014 was -0-.

The total intrinsic value associated with options exercised during the year ended June 30, 2014 was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total fair value of options and warrants granted during the year ended June 30, 2014 was approximately $317,115. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2014 was approximately $36,726.

The Company adopted its 2007 EIP pursuant to which the Company reserved and registered 8,000,000 shares stock and option grants. As of June 30, 2014, there were 1,185,000 shares available for grant under the 2007 Plan, excluding the 4,675,000 options outstanding under the 2007 Plan.

See NOTE 19, SUBSEQUENT EVENTS, referencing additional related disclosures pursuant to the Share Exchange Agreement entered into by the Company and Carnac.

NOTE 14 – PENSION PLAN

During the year ended June 30, 2009, the Company adopted a 401(K) plan, which covers substantially all employees. Under the terms of the plan, the Company matches employee salary deferrals dollar for dollar up to a maximum of 5% of compensation. For the years ended June 30, 2014 and 2013, the Company recorded $11,470 and $61,093, respectively, in expenses related to the plan.

NOTE 15- INCOME TAXES

The Company has had no income tax expense or benefit since July 1, 1997, because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carry forwards, given the provisions of existing tax laws.

The income tax benefit is computed by applying the U.S. federal income tax rate of 35% to net (loss) before taxes for the fiscal years ended June 30, 2014, 2013 and 2012, and 34% for the prior year periods.

		2014		2013
Tax (expense) benefit at the federal statutory rate		$3,725,274		$4,264,344
State tax(expense) benefit		585,400		670,111
Expiration of state operating benefit		(304,458)		(243,298)
Prior year true-up		(377,060)		745,176
(Increase) in valuation allowance		(3,629,156)		(5,436,333)
Income tax expense	$	---	$	---

The components of the deferred tax assets at June 30, 2014 and 2013 are as follows:

Deferred Tax Asset		2014		2013
Federal net operating loss carry forwards		$30,498,586		$27,099,168
State net operating loss carry forwards		2,133,864		1,904,127
Valuation allowance		(32,632,450)		(29,003,295)
Net deferred tax asset	$	---	$	---

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2014 and 2013.

At June 30, 2014, the Company had federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $88.7 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2034.

At June 30, 2014, the Company had state tax basis net operating loss carry forwards for state income tax purposes of approximately $38.8 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2015 to 2019.

NOTE 16 – OTHER EXPENSES

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at June 30, 2014 and 2013 and are reported as completion guarantee payable.

NOTE 17 – RELATED PARTY TRANSACTIONS

On October 6, 2003, the Company entered into a confidential property identification agreement with its former President and Chief Executive Officer, prior to his becoming an officer and director of the Company. Under terms of the agreement, the former officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the former officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the former officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver-gold project are two of the 24 properties identified and are subject to the property identification agreement. For the years ended June 30, 2014 and 2013, the Company recorded $45,743 and $144,656, respectively, relating to the Summit project for royalty expense resulting from the property identification agreement. At June 30, 2014, an accrued royalty liability of $208,179 related to the Summit project is payable to the former Company’s President and Chief Executive Officer.

NOTE 18 – LEGAL PROCEEDINGS

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

We are in dispute with Boart Longyear, a vendor, where their attorney has presented claims for approximately $140,400 against us. At this time they have not sufficiently supported their claim for this amount and we are in discussion with them regarding this disputed amount.

We are not currently subject to any other material legal proceedings, and to the best of our knowledge, no such proceedings are threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

NOTE 19 – SUBSEQUENT EVENTS

On July 15, 2014, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc"). Under the terms of the Share Exchange Agreement, the Company will issue 66,000,000 shares of its common stock to Canarc; and, in exchange, Canarc will issue 33,000,000 of its common shares to the Company (the "Share Exchange"). Upon consummation of the Share Exchange, the Company will own approximately 17 percent of Canarc's outstanding shares and Canarc will own approximately 34 percent of Santa Fe's outstanding common shares.

An Independent Special Committee of the Company’s of Directors (the "SFGC ISC") has unanimously determined that the transactions contemplated by the share Exchange Agreement, including the Share Exchange, is in the best interests of the Company and is fair and in the best interest of the Company stockholders. The Santa Fe Board has unanimously approved, ratified and adopted the actions of the SFGC ISC. The Share Exchange does not require approval by the Company's stockholders.

The board of directors of Canarc has unanimously approved the Share Exchange. The Share Exchange does not require approval by Canarc's shareholders. The issuance of the Canarc shares for listing on the Toronto Stock Exchange (the "TSX") is subject to the approval by the TSX and the lifting of a cease trade order by the British Columbia Securities Commission, a partial revocation of which has been granted.

Pursuant to the Exchange Agreement, Waterton agreed to a proposed settlement of its outstanding debt. Waterton will receive $9 million, of which $3.0 million is payable upon the Company closing a proposed financing and $6.0 million is payable quarterly over a three year period beginning twelve months from the closing date and which bears an interest rate of 9% per annum payable quarterly. Interest commences three months following the closing date.

Also pursuant to the Share Exchange Agreement, Sandstorm agreed to a proposed settlement of its outstanding debt. Sandstorm will receive $1 million upon the Company closing a proposed debt or equity financing of a minimum gross proceeds of $20.0 million by October 30, 2014. The Company and Sandstorm will enter into an amended and restated purchase agreement, which will provide that after one year, Santa Fe Barbados shall deliver and sell to Sandstorm Barbados for at least 16 quarterly periods, a minimum of 350 ounces of gold per quarter, at a US$400 per ounce. Upon execution of the amended and restated agreement becoming effective, all amounts due and owing to Sandstorm under the original purchase agreement, as amended, shall be deemed to have been settled in full.

On July 15, 2014 the Company granted four year stock options for 7,500,000 shares of common stock at an exercise price of $0.055, the closing price on the date of grant. The stock options vest 100% upon the closing of a qualified financing. The expiry date is July 15, 2019 if a qualified financing is consummated, or October 15, 2014 if a qualified financing is not consummated by October 31, 2014. A qualified financing is debt or equity financing of at least $20.0 million.

In July 2014 the Company entered into a shares for debt settlements with five individuals wherein an aggregate of $200,000 of debt was settled by the aggregate issuance of 4,000,000 shares of common stock.

In connection with the Share Exchange Agreement, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $200,000 to the Company. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015.

In connection with the Share Exchange Agreement, the Company entered into a “best efforts” placement agency agreement with Euro Pacific Capital, Inc. ("Euro Pacific") pursuant to which Euro Pacific agreed to act as placement agent for the Company and use its "best-efforts" to complete the proposed private placement of 8% Subordinated Secured Redeemable GLD Share Delivery Notes and a Detachable Common Stock Purchase Warrant in the aggregate principal amount between $20 million to $25 million. Euro Pacific did not place any securities or raise any capital for the Company. The Euro Pacific best efforts placement agency agreement expired by its terms on September 30, 2014.

Effective October 15, 2014, either Santa Fe or Canarc may terminate the Share Exchange Agreement. No assurances can be given if either Santa Fe or Canarc will, or will not, terminate the Share Exchange Agreement and the related settlements with Waterton and Sandstorm.

On September 15, 2014, the Company agreed to a settlement for termination of the office lease dated February 27, 2013, with an effective termination date of September 1, 2014. The Company agreed to pay $7,469 for the release and termination.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     During the fiscal years ended June 30, 2014 and 2013, our management, with the participation of the former Chief Executive Officer and the former Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that internal controls over financial reporting was not effective. Subsequent to June 30, 2012, we identified a material weakness in our disclosure controls and procedures in that we did not include a separate shareholder advisory vote in our 2011 proxy statements to approve the compensation of our named executive officers (“say-on-pay” vote) as required by Rule 14a-21 under the Exchange Act. We took corrective action by including a “say-on-pay” vote in our Proxy Statement for our Annual Stockholders Meeting held August 6, 2013. In addition, we adopted a policy that securities counsel review all of the Company’s filings with the SEC.

     Given the corrective action, our current Chief Executive Officer and current Interim Chief Financial Officer have concluded that, as of the filing date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     On May 3, 2014, Michael P. Martinez, Chief Financial Officer and Principal Accounting Officer, departed employment with the Company and was replaced by Frank G. Mueller as Interim Chief financial Officer and Principal Accounting Officer.

     On June 27, 2014, Pierce Carson departed as Chief Executive Officer and was replaced by Jakes Jordaan as Interim Chief Executive Officer. On July 15, 2014, Catalin Chiloflishchi replaced Mr. Jordaan as Chief Executive Officer and President of the Company.

     Based on these changes, our internal controls over financial reporting remains effective.

Management’s Annual Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of June 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Material Weakness in Internal Control Over Financial Reporting

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual of interim will not be prevented or detected on a timely basis. Our management concluded that there was a material weakness due to a breakdown in management override controls that resulted in adjustments to the financial statements. In order to remediate the material weakness, we implemented a change in management, educated new management in the existing controls and heightened board oversight controls.

No Attestation Report of the Registered Public Accounting Firm

     This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

Changes in Internal Control over Financial Reporting

On May 3, 2014, Michael P. Martinez, Chief Financial Officer and Principal Accounting Officer, departed employment with the Company and was replaced by Frank G. Mueller as Interim Chief financial Officer and Principal Accounting Officer.

On June 27, 2014, Pierce Carson departed as Chief Executive Officer and was replaced by Jakes Jordaan as Interim Chief Executive Officer. On July 15, 2014, Catalin Chiloflischi replaced Mr. Jordaan as Chief Executive Officer and President of the Company.

Based on these changes, management has concluded the material weakness noted in internal controls over financial reporting has been remediated.

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The Company’s present directors and officers as well as those who served during fiscal 2014 are as follows:

Name	Age	Position	Date Elected or Appointed

Jakes Jordaan	53	Chairman of the Board	August 6, 2013 until July 15, 2014
		Interim Chief Executive Officer	June 27, 2014 until July 15, 2014
		Director	August 6, 2013

W. Pierce Carson	70	Vice Chairman of the Board, Director	October 7, 2003 until July 15, 2014
		President and Chief Executive Officer	October 7, 2003 until June 27, 2014

John E. Frost	88	Director	May 7, 2007 until August 6, 2013

Name	Age	Position	Date Elected or Appointed
Glenn I. Henricksen, Jr.	55	Director	August 6, 2013 until July 15, 2014

Michael B. Heeley	48	Director	August 6, 2013 until October 7, 2014

Erich Hofer	53	Director	August 20,2012

Bradford Cooke	60	Chairman of the Board, Director	July 15, 2014

Catalin Chiloflischi	40	Chief Executive Officer, Director	July 15, 2014

Garry Biles	64	Chief Operating Officer	July 15, 2014

     Jakes Jordaan, age 53, was elected a director and appointed Chairman in August 2013 until July 15, 2014 but remains a director.. Mr.Jordaan has been involved in a wide array of corporate finance and strategic transactions as a lawyer, an investment banker and as a chief executive officer. Since 2000, he has engaged in the private practice of corporate finance and securities law as a member of The Jordaan Law Firm, PLLC, Dallas, Texas. Since 2010 until July 2014, Mr. Jordaan has acted as a Managing Director of Stonegate Securities, Inc., a full-service investment banking boutique. From 2003 until 2007, he was a director of The UniMark Group, Inc., a multi-national grower and marketer of processed citrus products. From 2006 until 2007, he also served as Chairman and Chief Executive Officer of the UniMark Group, Inc., where he coordinated the sale of the packaged foods division to Del Monte Foods, Inc. Mr. Jordaan served as the past Chairman of the Securities Section of the Dallas Bar Association and is a member of the Texas Bar Association. He holds a FINRA Series 79 Investment Banking Representative license. Mr. Jordaan earned a BA degree (Economics) from Southern Methodist University, a BBA degree from the SMU Cox School of Business and a Juris Doctor Law Degree from the SMU School of Law.

     W. Pierce Carson, age 70, was named President and Chief Executive Officer from October 2003 to June 2014 and a director from October 2003 to July 2014. He served as Chairman from April 2013 until August 2013 and served as Vice Chairman until July 2014. Dr. Carson has 40 years of international mining experience and has managed the discovery, financing, development and operation of precious metals, base metals and industrial mineral properties in the United States, Australia and other countries. From 1981 to 2000, he worked for Nord Pacific Limited and Nord Resources Corporation in senior management capacities, including president and chief executive officer. Prior to 1981, he managed exploration programs for Exxon Minerals Company and Kennecott Copper Company. Dr. Carson holds a Bachelors Degree in Geology from Princeton University and MS and PhD Degrees in Economic Geology from Stanford University. Mr. Carson was terminated by the board on June 27, 2014.

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

     Glenn I. Henricksen, Jr., age 55,was elected to our board of directors in August 2013 until his resignation in July 2014. Mr. Henricksen has over 30 years of global experience as a senior Wall Street asset manager and financing professional. Mr. Henricksen has resided in Hong Kong since 2001. With CIF Consultants and Asia Technology Management he has served as a financing specialist and risk management consultant for senior banks and institutions as well as for emerging high growth companies preparing to list on Asian stock exchanges. He is a member of the boards of directors of a number of civic and commercial organizations in Asia and Europe. From 2000 to 2001, Mr. Henricksen was employed as an investment officer for the African Development Bank. From 1997 until 2000, he served as Managing Director – Risk Management for Bear Stearns & Company based in Hong Kong. From 1992 until 1997, he served as Principal Portfolio Manager for Black Rock Financial Management. Mr. Henricksen holds FINRA Series 7 and 79 securities licenses, and received BS and MBA Degrees from the State University of New York at Buffalo.

     Erich Hofer, age 53, joined our board of directors in August 2012. Mr. Hofer is a finance and management executive with over 30 years of international business experience in engineering, energy, manufacturing and financial services. As principal of HFE MAC LLC since 2007, he provides management and advisory services to public and private companies and has assumed key management roles for clients, several of which have been natural resources companies. From 1999 to 2007, Mr. Hofer was CFO for three Swiss technology, manufacturing and energy management companies, and from 1995 to 1998 was financial controller for Zurich State Bank. He also served as Chief of Logistics, Colonel and a Member of General Staff in the Swiss Army. Mr. Hofer holds a MBA Degree from the University of Chicago, and three degrees, including Master of Finance, Bachelor of Economics and Bachelor of Engineering from universities in Switzerland and 79 securities licenses, and received BS and MBA Degrees from the State University of New York at Buffalo.

     Michael B. Heeley, age 48, was elected to our board of directors in August 2013. Dr. Heeley has extensive mining related academic experience. Since 2004, he has been an Assistant or Associate Professor (with tenure), at the Division of Economics and Business of the Colorado School of Mines, where he also serves as Chair of the Engineering and Technology Management Program. From 1999 until 2004, Dr. Heeley served as Assistant Professor of Management, Jones Graduate School of Management, Rice University. Dr. Heeley holds a B.Eng. (Hons), Mining Engineering Degree from the Camborne School of Mines, a M.S., Mining Engineering Degree from the Mackay School of Mines, University of Nevada–Reno, a M.S., Statistics from the University of Washington, and Ph.D., Strategic Management from the University of Washington School of Business Administration.

     Bradford Cook, age 60, was elected a director and appointed chairman of the board of directors in July 2014.

     Catalin Chiloflishi, age 40, was elected a director and was appointed Chief Executive Officer and President in July 2014.

     Garry Biles, age 64, was appointed Chief Operating Officer in July 2014.

Board Meetings and Committees

     During fiscal 2014, our board met five times and took action by unanimous consent four times. All of our directors attended at least 75% of the meetings of our board and its assigned committees during fiscal 2014. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

     Our entire board considers all major decisions concerning our business. Our board has also established committees so that certain matters can be addressed in more depth than may be possible at a full board meeting. Our board’s current standing committees are as follows, with the “X” denoting the members of the committee:

Corporate
	Governance	Audit	Compensation
Name	Committee	Committee	Committee
Employee Director:
Pierce Carson	X(1))
Non-Employee Directors:
Erich Hofer		X (2)
Jakes Jordaan	X		X(1)
Glenn Henricksen		X(3)	X(3)
Michael Heeley		X(4)	X(4)

_________________
(1) Chairman until July 15, 2014
(2) Chairman
(3) Until July 15, 2014
(4) Until October 7, 2014

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

     The Committee until July 15, 2014, consisted of Messrs. Carson and Jordaan, with Mr. Carson serving as chairman until he departed from the Company. We do not anticipate any other significant change in the composition of the Committee prior to our next annual meeting of stockholders.

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

Audit Committee Report

     The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended June 30, 2014. The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

     The Committee at June 30, 2014 consists of Messrs. Hofer, Henricksen and Heeley, with Mr. Hofer serving as chairman. Mr. Hendrickson resigned effective July 15, 2014.We do not anticipate a change in the composition of the Committee prior to our next annual meeting of stockholders. All members of the Committee are “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Hofer qualifies as an “audit committee financial expert” as defined by the rules promulgated by the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows. During fiscal 2014 the Committee consisted of Messrs. Hofer Hendricksen and Heeley.

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

     The Audit Committee has reviewed and discussed the audited financial statements for the year ended June 30, 2014with the Company’s management and StarkSchenkein, LLP, the Company’s independent registered public accounting firm (“Stark”). The Audit Committee has also discussed with Stark the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board (United States) in Rule 3200T regarding “Communication with Audit Committees.”

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

     The Audit Committee met four times during fiscal 2014.

     Conflicts of interest exist among the Company, members of our management team and directors affiliated with Canarc. Canarc affiliated members of our management team and two of our directors owe fiduciary duties to both the Company and Canarc, which may permit them to favor Canarc’s interests to the detriment of Santa Fe and its stockholders.

     Our Chairman, Bradford Cooke, also serves as Chairman of Canarc. Our President and Chief Executive Officer, Catalin Chiloflischi, also serves as President and Chief Executive Officer of Canarc. Gary Biles our Chief Operating Officer, also serves as Vive President - Operations of Canarc. Two of our directors, Messrs. Cooke and Chiloflischi also serve as directors of Canarc.

     Since the Share Exchange Agreement has not been consummated, conflicts of interest exist between the Canarc affiliated members of our management team and Canarc affiliated board members, on the one hand, and us and our stockholders, on the other hand. As a result of these conflicts, the Canarc affiliated members of our management team may favor the interests of Canarc and its shareholders over our interests or the Santa Fe and its stockholders. These conflicts include, among others, the following:

  Pursuing a strategy to place Santa Fe into receiver or bankruptcy;
  Entering into agreements between Santa Fe and Canarc that are more favorable to Canarc than to Santa Fe and its stockholders;
  The Canarc affiliated officers and directors are not prohibited from engaging in other businesses or activities, including pursuing corporate opportunities that may be beneficial to Santa Fe or that might be in direct competition with us;
  The Canarc affiliated officers and directors may cause us to pay Canarc or its affiliates for the cost of Canarc’s existing management team and directors;
  The Canarc affiliated officers and directors may determine how we restructure the Share Exchange Agreement and the structure of any restructurings with our creditors; and
  The Canarc affiliated officers and directors may not pursue available strategic alternatives that are superior to Santa Fe and its stockholders than extending or restructuring a transaction with Canarc.

     In limiting these conflicts of interest, Santa Fe has created an Independent Special Committee (the “ISC”). On October 7, 2014, Dr. Michael Heeley resigned as a member of Santa Fe’s board of directors and as a member of the ISC stating that the current management team neither welcomes nor appreciates his constructive advice. As such, he believed that his ability to effectively serve Santa Fe in the future has been compromised. Should remaining members of the ISC resign or the Canarc affiliated directors be successful in limiting the role of the ISC, the ability to mitigate existing conflicts of interest will be compromised, which could have a material adverse effect upon the Company and its stockholders.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

     Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2014, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements to the best of our knowledge.

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

     We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Santa Fe Gold Corporation, P.O. Box 25201, Albuquerque, NM 87125.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

     The following table summarizes the compensation awarded to, earned by or paid during the last three fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, and who were serving as executive officers at the end of or durning the fiscal year ended June 30, 2014, and whose total compensation exceeded $100,000 per year; and (c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jakes Jordaan (1) Interim CEO W. Pierce Carson(1) Former President &CEO Frank Mueller Interim CFO& Secretary (4)	2014 2013 2014 2013 2014 2013	- - 263,552 266,513 10,325	- - - - - - - -	- - - - - - -	- - 252,020(2) 21,729(3) - -	- - - - - - -	- - - - - - -	- - - - - - -	- - 515,572 288,242 10,325 - 115,640
Michael P. Martinez Former CFO/Treasurer(5) John L White Vice President of Operations until July 15, 2014	2014 2013 2014 2013	115,640 126,153 140,400 135,200	- -	- -	- 21,057(6) - 23,982(7)	- - -	- - -	- - -	147,210 140,400 159,182

(1)	On June 27, 2014 the board of directors terminated Mr. Carson as CEO and President and elected Mr. Jordaan as interim CEO until July 15, 2014. Mr. Jordaan served without compensation

(2)

On October 15, 2013, the compensation committee of the board of directors extended the expiration date of an aggregate of 4,000,000 outstanding common stock options and made such options subject to all provisions of the Company’s 2007 Equity Incentive Plan, including cashless exercise provisions and conditions to exercise and expiration. The options were originally scheduled to expire on October 15, 2013. The expiration date of the 4,000,000 options was extended to October 15, 2016. The incremental increase in the fair value of the options was determined to be $252,020 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the year ended June 30, 2014.

(3)

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

(4)	Mr. Mueller appointed to interim CFO and secretary on May 12, 2014.

(5)	Mr. Martinez left the employment of the Company on May3, 2014.

(6)

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

Outstanding Equity Awards as of June 30, 2014

     The following table summarizes the outstanding equity awards as of June 30, 2014, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2014

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Pierce Carson(1) Michael P. Martinez(2) John L. White Jakes Jordaan(3) Frank G. Muller(4)	4,000,000 625,000 100,000 525,000 100,000 325,000 200,000 100,000 100,000	N/A N/A N/A N/A N/A N/A 200,000 N/A N/A	N/A N/A N/A N/A N/A N/A N/A N/A N/A	0.11 0.36 0.32 0.36 0.32 0.36 0.14 0.08 0.36	10/15/2016 12/31/2017 8/20/2017 12/31/2017 8/20/2017 12/31/2017 08/06/2018 01/01/2019 12/31/2017	N/A N/A N/A N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A N/A N/A N/A N/A

     (1) Terminated on June 27, 2014.
     (2) Left employment of the Company on May 3, 2014.
     (3) Appointed interim CEO on June 27, 2014 until July 15, 2014.
     (4) Appointed interim CFO & secretary on May 12, 2014.

Compensation of Directors

     The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2014:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jakes Jordaan	28,084	-	19,987	-	-	711,838 (2)	48,071
Erich Hofer	31,000	-	5,135	-	-	-	36,135
Glenn I. Henricksen, Jr.	20.833	-	19,987	-	-	-	40,820
Michael B. Heeley	30,833	-	19,987	-	-	-	50,820

(1)

W. Pierce Carson, a member of our board of directors is a Named Executive Officer until July 25, 2014 and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

(2)	Legal fees incurred to a law firm in which Jakes Jordaan is a Partner. As at June 30, 2014, a balance of $540,748 remains owed to the law firm.

     Effective July 1, 2012, we adopted a decrease in the annual non-employee independent director fee to $8,000 per year and a decrease in annual committee fees to $1,000 per committee membership and $500 per committee chairmanship, to be paid quarterly. All other compensation to non-employee independent directors remained as described in the preceding paragraph.

     Effective July 1, 2013, we adopted the following schedule of annual fees for non-employee independent directors:

Policy for Compensation of Non-Employee Independent Directors Effective July 1, 2013
(Fees Paid Quarterly)

Quarterly Retainer:	$2,000
Attendance per Full Day Board Meeting:	$1,000
Attendance less than Full Day Board Meeting:	$500
Attendance per Telephonic Board Meeting:	$500
Annual Committee Membership:	$1,000
Annual Committee Chairmanship	$500
Attendance per Committee Meeting:	$500
Approval of Circular Resolution	$-0-
Stock Option Grants: .	Exercise price is based on the fair market value on the date of grant; five year term unless earlier terminated or exercised
Upon First Appointment to the Board:	200,000 options vesting twelve months from the date of grant.
January 1st of Each Year:	100,000 options vesting six months from the date of grant.
Expenses:	Reimbursement for out-of-pocket expenses in connection with attendance of board meetings and committee meetings.

     During fiscal years 2014 and 2013, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $110,750 for the year ended June 30, 2014.

Employment and Change in Control Agreements

     In October 2003, we entered into employment and change of control agreements with our former president and chief executive officer. The employment agreement describes among other things the officer’s duties, compensation levels and benefits. The agreement provides for annual salary of $180,000 adjusted by the CPI. The term of the agreement is from October 16, 2003, through and including October 15, 2006, and then automatically extends through October 15, 2008, and thereafter year to year unless terminated with 90 days prior notice. The change of control agreement provides that if there is a change of control of the Company and the officer leaves the employment of the Company, for whatever reason (other than discharge for cause, death, or disability) within six months after such change of control, the officer shall receive a lump sum cash payment of 299% of the base amount as defined in IRC Section 280G (b) (3), subject to certain limitations of the Internal Revenue Code. In addition, the officer will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. In connection with the employment agreement, we granted 4,000,000 options at an exercise price of $0.11 per share, the closing price on the date of grant. The options vested as to 1,000,000 shares on October 16, 2003, and as to additional 1,000,000 share increments over successive six-monthly periods. The referred to employee left the employment of the Company on June 27, 2014 and was not caused by a change of control event of the Company.

     In May 2009, we entered into change of control agreements with two key employees, our former manager of legal affairs, who formerly was our secretary and assistant treasurer, and who also is the son of our former president; and our controller, who formerly was our chief financial officer and treasurer. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 100% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment. In September 2012, we entered into new change of control agreements with the two employees that provide for an increase in the lump sum cash payment of the original agreement from 100% to 200% of base salary. Both employee left the employment of the Company prior to June 30, 2014 and was not caused a change of control event of the Company.

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

The following table sets forth, as of September 30, 2014, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

Name and Address Of Beneficial Owner	Title of Class	Common Stock Beneficially Owned

		Number of Shares	Percent of Class(11)

Erich Hofer Denver, CO 80202	Common Stock	325,000(1)	0.2%

Sulane Holdings, Inc. Switzerland	Common Stock	21,707,360(2)	15.8%

Lawrence G. Olson (Estate) Phoenix, AZ 85009	Common Stock	7,927,450	6.0%

W. Pierce Carson Tijeras, NM 87059	Common Stock	13,976,494(3)	10.3%

Jakes Jordaan Dallas, TX 75204	Common Stock	3,300,000(4)	2.5%

Michael B. Heeley Golden, CO 80401	Common Stock	300,000(5)	0.2%

Bradford Cooke Vancouver, BC	Common Stock	2,500,000(6)	1.9%

Catalin Chiloflischi Vancouver, BC	Common Stock	2,500,000(7)	1.9%

Garry D. Biles Maple Ridge, BC	Common Stock	2,500,000(8)	1.9%

Frank Mueller Albuquerque, NM 87107	Common Stock	528,025(9)	0.4%

Officers and Directors As a Group (7 Persons)	Common Stock	11,953,025(10)	8.6%

(1)

Includes options issued under the 2007 EIP to acquire 125,000 shares at an exercise price of $0.36 per share, 100,000 shares at an exercise price of $0.32 per share and 100,000 shares at an exercise price of $0.08 per share.

(2)

Includes 13,500,000 shares issued in connection with conversion in December 2011 of convertible debentures at a conversion price of $1.00 per share. Also includes an aggregate of 1,457,360 shares that were issued for conversion of accrued interest due June 30, 2009, September 30, 2009 and December 31, 2009, and 6,750,000 warrants with an exercise price of $0.13.5 per share.

(3)

Includes non-plan options to acquire 4,000,000 shares at an exercise price of $0.11 per share, and options issued under the 2007 EIP to acquire 625,000 shares at an exercise price of $0.36 per share. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 100,000 shares at an exercise price of $0.40 per share.

(4)

Includes 3,000,000 shares issued in connection with conversion of debt in July 2014 and options issued under the 2007 EIP to acquire 200,000 shares at an exercise price of $0.14 per share and 100,000 shares at an exercise price of $0.08 per share.

(5)	Includes options issued under the 2007 EIP to acquire 200,000 shares at an exercise price of $0.14 per share and 100,000 shares at an exercise price of $0.08 per share.
(6)	Includes non-plan options to acquire 2,500,000 shares at an exercise price of $0.055 per share. These options have expired.
(7)	Includes non-plan options to acquire 2,500,000 shares at an exercise price of $0.055 per share. These options have expired.
(8)	Includes non-plan options to acquire 2,500,000 shares at an exercise price of $0.055 per share. These options have expired.
(9)

Includes 200,000 shares issued in connection with conversion of debt in July 2014 and options issued under the 2007 EIP to acquire 100,000 shares at an exercise price of $0.36. Also includes warrants issued under the August 2012 unit offering to stockholders to acquire 10,000 shares at an exercise price of $0.40 per share.

(10)	Includes options and warrants to acquire an aggregate of 8,535,000 shares.
(11)

Applicable percentage of ownership is based on 131,229,228 shares of common stock outstanding as of September 30, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of September 29, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2014, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plans

     The following table contains information regarding our Equity Compensation Plans as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

2007 Equity Incentive Plan approved by security holders	4,675,000	$0.30	1,185,000
Equity compensation plan not approved by security holders(1)	4,250,000	$0.16	N/A

(1)

Includes certain options granted to a former executive officer pursuant to an employment agreement described in more detail under the caption “Employment Agreements”, prior to the adoption of the 2007 EIP. Also includes options granted to investor relations consultants.

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

     The purpose of the 2007 EIP is to provide the employees, non-employee directors, and consultants who are selected for participation in the 2007 EIP with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of our operations by relating increases in compensation to increases in stockholder value, so that the income of the participants in the 2007 EIP is more closely aligned with the financial interests of our stockholders. The 2007 EIP is also intended to provide a financial incentive that will enable us to attract, retain and motivate the most qualified directors, executive officers, employees, and consultants. The Compensation Committee of the board administers the 2007 EIP with respect to grants to employees, executive officers, consultants, and non-employee directors. The Committee has sole discretion to establish rules and procedures for the administration of the 2007 EIP, select the participants from among the eligible employees, non-employee directors, and consultants, determine the types of awards to be granted and the number of shares of common stock subject to each award, and set the terms and conditions of the awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2003, prior to his becoming an officer and director of the Company, we entered into a confidential property identification agreement with Pierce Carson, our former president and chief executive officer. Under terms of the agreement, Mr. Carson, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for us. We agreed to pay compensation to Mr. Carson in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that we acquire. In the event an identified property is acquired and subsequently sold, we agreed to pay Mr. Carson an amount equal to 10.0% of the value of the sale. The Ortiz gold property acquired in August 2004 and the Summit silver-gold property acquired in May 2006 are two of the 24 properties identified and are subject to the property identification agreement.

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

     In September 2005, we entered into a consulting agreement with Ryan P. Carson, an attorney who is the son of our former president and chief executive officer. Terms of the contract provided for compensation of $4,000 per month and payment of certain expenses for an initial three-month period. In November 2005, the contract was extended for a six-month period, after which the contract extended on a month-to-month basis until terminated by either party. We issued a bonus of 50,000 unregistered shares of common stock in consideration for the contract extension. On May 2, 2006, the individual was offered and accepted employment at a salary of $5,000 per month. In connection with employment, we granted 50,000 stock options at an exercise price of $1.24 per share, which was the closing price on May 2, 2006. On April 25, 2007, we granted the individual 50,000 stock options at an exercise price of $0.74 per share, and on December 13, 2007, we granted the individual 100,000 options at an exercise price of $0.55 per share, which were the closing prices on the dates granted. On December 3, 2008, we granted the individual 100,000 options and also cancelled and reissued the options previously granted on May 2, 2006 and April 25, 2007, at an exercise price of $0.60 per share, which was the closing price on December 3, 2008. On June 8, 2010, we granted the individual 100,000 options at an exercise price of $0.86 per share, the closing price on the date of grant. Additionally, on June 8, 2010 we granted the individual 100,000 shares of restricted stock. The shares were valued at $0.86 per share, the closing price on the date of grant. On August 20, in connection with the individual’s appointment to secretary and assistant treasurer of the Company, we granted the individual 100,000 options at an exercise price of $0.32 per share, which was the closing price on August 20, 2012. On April 25, 2014 Mr. Ryan Carson was terminated.

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

     The following table discloses the fees accrued and paid for professional services provided by StarkSchenkein, LLP for the 2014 and 2013 fiscal years respectively:

	2014	2013
Audit Fees (1)	$204,415	$154,180
Tax Fees (2)	-0-	-0-
	$204,415	$154,180

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

1.	Financial Statement - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page __.

The financial statements include the following:

  Consolidated Balance Sheets as of June 30, 2014 and 2013

  Consolidated Statements of Operations for the Years Ended June 30, 2014, 2013 and 2012

  Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the for the Years Ended June 30, 2014, 2013 and 2012

  Consolidated Statements of Cash Flows for the Years Ended June 30, 2014, 2013 and 2012

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page __ hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

               Signature page follows

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2014

SANTA FE GOLD CORPORATION

By:/s/ Jakes Jordaan
Name: Jakes Jordaan
Title: Chief Executive Officer, President and
Director(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on October 14, 2014.

SIGNATURE	TITLE

/s/ Jakes Jordaan	Chief Executive Officer, President and
Jakes Jordaan	Director (Principal Executive Officer)

/s/ Erich Hofer	Chairman of the Board, Director
Erich Hofer

s/ Frank G. Mueller	Interim Chief Financial Officer and
Frank G. Mueller	Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

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

10.8	Director’s Agreement dated August 15, 1994, by and between the Registrant and Paul A. Hodges	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.9	Shareholders & Operator’s Agreement dated December 19, 1995, by and among PD Cobre Del Mayo, Inc., the Registrant and Cobre Del Mayo, SA de CV	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.10	Right of First Refusal Agreement dated June 18, 1998 by and among the Registrant, Seville Mineral Developments SA de CV and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.11	Mineral Property Option Agreement dated July, 1998, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

10.12	Shareholders’ Agreement by and among Registrant, Sanou Mining Corporation, West African Gold & Exploration, S.A. and Randgold Resources Ltd.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.13	Mineral Property Option Agreement dated May 20, 1999, by and between the Registrant and Minera Cortez Resources Ltd.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.14	Agreement in Principal dated August 9, 1999 between the Registrant, Thomas Ford and Calgem, Inc.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the SEC on September 29, 1999

10.15	Non-Revolving Credit Line Agreement dated March 14, 2001, by and between the Registrant and Lawrence G. Olson	Incorporated by reference to Exhibit 10.16 to Registrant’s 10-K as filed with the SEC on October 15, 2001

10.16	Settlement Agreement and Release by and among the Registrant, Anthony Harvey, ARH Management, Ltd., Alan Lindsay and Alan Lindsay and Associates, Ltd.	Incorporated by reference to Exhibit 99 to the Registrant’s 8-K as filed with the SEC on July 25, 2002

10.17	$5,000,000 Equity Line of Credit Agreement, by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2002	Incorporated by reference to Exhibit 10.17 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.18	Registration Rights Agreement by and between the Registrant and Cornell Capital Partners, LP dated June 19, 2000	Incorporated by reference to Exhibit 10.18 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.19	Escrow Agreement by and among the Registrant, Cornell Capital Partners, LP, Wachovia, NA and Butler Gonzales LLP, dated June 19, 2002.	Incorporated by reference to Exhibit 10.19 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.20	Placement Agent Agreement by and between the Registrant and Westrock Advisors, Inc. dated June 19, 2002.	Incorporated by reference to Exhibit 10.20 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.21	$150,000 Subscription Agreement between the Registrant and Floyd R. Bleak dated August 13, 2001	Incorporated by reference to Exhibit 10.21 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.22	300,000 share Stock Loan Agreement between the Registrant and Floyd R. Bleak dated October 11, 2001	Incorporated by reference to Exhibit 10.22 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.23	$200,000 Loan Agreement between the Registrant and Patty J. Ryan dated August 27, 2001	Incorporated by reference to Exhibit 10.23 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.24	$200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2001	Incorporated by reference to Exhibit 10.24 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.25	Amendment to March 15, 2001 $800,000 Loan Agreement between the Registrant and Lawrence G. Olson dated October 12. 2001	Incorporated by reference to Exhibit 10.25 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.26	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2001	Incorporated by reference to Exhibit 10.26 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.27	$100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 4, 2001	Incorporated by reference to Exhibit 10.27 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.28	$3,000,000 Purchase Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.28 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.29	Lease Agreement between the Registrant and Muzz Investments, LLC dated January 17, 2002	Incorporated by reference to Exhibit 10.29 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.30	Amendment No. 2 to Loan Agreement dated March 15, 2001 for $800,000 between the Registrant and Lawrence G. Olson dated June 28, 2002	Incorporated by reference to Exhibit 10.30 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.31	Director’s Agreements dated April 26, 2002, by and between the Registrant and Stanley A. Ratzlaff and M. William Lightner	Incorporated by reference to Exhibit 10.31 to Registrant’s 10-K as filed with the SEC on September 27, 2002

10.32	Settlement Agreement dated July 9, 2002 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated July 11, 2002, as filed with the SEC on July 25, 2002

10.34	Stock Purchase Agreement dated April 10, 2003 by and between the Registrant and Frontera Cobre del Mayo, Inc.	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated April 10, 2003, as filed with the SEC on April 25, 2003

10.35	Settlement Agreement dated June 22, 2003 by and between the Registrant and Anthony Harvey and Alan Lindsay	Incorporated by reference to Exhibit 10.35 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.36	Amendment to $200,000 Loan agreement between the Registrant and Luis Barrenchea dated September 4, 2002	Incorporated by reference to Exhibit 10.36 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.37	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated October 19, 2002	Incorporated by reference to Exhibit 10.37 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.38	Amendment to $100,000 Loan agreement between the Registrant and Luis Barrenchea dated December 3, 2003	Incorporated by reference to Exhibit 10.38 to Registrant’s 10-K/A as filed with the SEC on May 18, 2005

10.39	Employment Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.39 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.40	Change of Control Agreement between the Registrant and W. Pierce Carson dated October 7, 2003	Incorporated by reference to Exhibit 10.40 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.41	Property Identification Agreement between the Registrant and W. Pierce Carson dated October 6, 2003	Incorporated by reference to Exhibit 10.41 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.42	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.42 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.43	Option Agreement between the Registrant and Metallica Ventures LLC dated August 12, 2003	Incorporated by reference to Exhibit 10.43 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.44	Assignment and Assumption of Planet Lease Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.44 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.45	Letter Agreement between the Registrant and Metallica Ventures LLC dated September 22, 2005	Incorporated by reference to Exhibit 10.45 to Registrant’s 10-KSB as filed with the SEC on December 28, 2005

10.46	Securities Purchase Agreement dated March 21, 2006 by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated March 21, 2006, as filed with the SEC on March 23, 2006

10.47	Share Sale Agreement dated May 4, 2006, by and between the Registrant and Imagin Minerals, Inc. and St. Cloud Mining Company	Incorporated by reference to Exhibit 10.1 and Exhibit 99.1 to Registrant’s 8-K dated May 4, 2006, as filed with the SEC on May 10, 2006

10.48	Amended Securities Purchase Agreement dated September 6, 2006, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.4 and Exhibit 99.1 to Registrant’s 8-K dated September 6, 2006, as filed with the SEC on September 8, 2006, and amended on September 15, 2006

10.49	Real Property Purchase Agreement effective October 31, 2006, by and between Registrant and Muzz Investments, LLC	Incorporated by reference to Exhibits 10.1 and 10.2 and Exhibit 99.1 to Registrant’s 8-K dated November 3, 2006, as filed with the SEC on November 6, 2006

10.50	Amended Securities Purchase Agreement dated February 23, 2007, by and between the Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated February 23, 2007, as filed with the SEC on February 26, 2007

10.51	Registrant’s 2007 Equity Incentive Plan, effective July 25, 2007, approved by security holders on July 24, 2007	Incorporated by reference to Registrant’s DEF14Adated June 18, 2007, as filed with the SEC on May 23, 2007

10.52	Senior subordinated Promissory Note dated October 31, 2007, by and between Registrant and Purchasers	Incorporated by reference to Exhibits 4.1-4.3 and Exhibit 99.1 to Registrant’s 8-K dated October 31, 2007, as filed with the SEC on November 1, 2007

10.53	Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 4.1-4.5 and Exhibit 99.1 to Registrant’s 8-K dated December 21, 2007, as filed with the SEC on December 26, 2007

10.54	Settlement Agreement dated June 5, 2008, by and between Registrant and New Planet Copper Mining Company	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 5, 2008 , as filed with the SEC on June 10, 2008

10.55	Purchase and Sale Agreement dated June 30, 2008, by and between Registrant and St. Cloud Mining Company	Incorporated by reference to Exhibits 10.55 and 99.1 to Registrant’s 8-K dated June 30, 2008, as filed with the SEC on July 1, 2008

10.56	Change of Control Agreement between the Registrant and Ryan P. Carson dated May 19, 2009	Incorporated by reference to Exhibit 10.56 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.57	Change of Control Agreement between the Registrant and Michael P. Martinez dated May 19, 2009	Incorporated by reference to Exhibit 10.57 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.58	Purchase option dated June 13, 2009, by and between Registrant’s subsidiary Minera Sandia S.A. de C.V. and Mineral de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.58 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.59	Agreement dated June 13, 2009, by and between Registrant and Minera de Suaqui Grande S. de R.L. de C.V.	Incorporated by reference to Exhibit 10.59 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.60	Finders Agreement dated June 13, 2009, by and between Registrant and Finder	Incorporated by reference to Exhibit 10.60 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

10.61	Amendment No. 2 dated June 30, 2009, to Securities Purchase Agreement dated December 21, 2007, by and between Registrant and Purchaser	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated June 30, 2009, as filed with the SEC on August 25, 2009

10.62	Gold Sale Agreement dated September 11, 2009, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 11, 2009, as filed with the SEC on September 17, 2009

10.63	Placement Agreement dated January 7, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.

10.64	Securities Purchase Agreement dated January 14, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated January 14, 2010, as filed with the SEC on January 20, 2010.

10.65	Memorandum of Understanding dated September 24, 2010, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated September 24, 2010, as filed with the SEC on September 27, 2010.
10.66	Placement Agreement dated December 29, 2010, by and between Registrant and Placement Agent	Incorporated by reference to Exhibit 1.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.67	Securities Purchase Agreement dated December 29, 2010, by and between Registrant and Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K dated December 29, 2010, as filed with the SEC on January 5, 2011.
10.68	Promissory Note dated January 27, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1- 99.2 to Registrant’s 8-K dated January 27, 2011, as filed with the SEC on February 2, 2011.
10.69	Financing Agreement dated August 2, 2011, by and between Registrant and Victory Park Capital Advisors, LLC	Incorporated by reference to Exhibits to Registrant’s 8-K dated August 2, 2011, as filed with the SEC on August 9, 2011.

10.70	Registrant’s filing of federal court complaint against Ortiz Mines Inc. announced August 31, 2011	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated August 31, 2011, as filed with the SEC on September 2, 2011.

10.71	Memorandum of Understanding dated September 6, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated September 6, 2011, as filed with the SEC on September 7, 2011.

10.72	Financing Agreement dated December 23, 2011, by and between Registrant and Waterton Global Value L.P.	Incorporated by reference to Exhibits to Registrant’s 8-K dated December 23, 2012, as filed with the SEC on December 30, 2011.

10.73	Arrangement Agreement dated December 15, 2011, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Registrant’s 8-K dated December 15, 2011, as filed with the SEC on January 9, 2012.

10.74	Registrant’s change of directors announced April 23, 2012	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated April 23, 2012, as filed with the SEC on April 24, 2012.

10.75	Settlement Agreement dated May 22, 2012, by and between Registrant and Ortiz Mines Inc.	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated May 22, 2012, as filed with the SEC on May 25, 2012.

10.76	Common Stock Purchase Agreement dated June 20, 2012, by and between Registrant and Purchaser	Incorporated by reference to Exhibits 5.1, 10.1 and 99.1 to Registrant’s 8-K dated June 20, 2012, as filed with the SEC on June 21, 2012.

10.77	Unit Stock Offerings to Stockholders by and between Registrant and Purchasers	Incorporated by reference to Exhibits to Registrant’s 8-Ks, as filed with the SEC on July 7, August 1 and August 15, 2012.

10.78	Appointment of director and officers by Registrant	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated August 20, 2012, as filed with the SEC on August 21, 2012.

10.79	Heads of Agreement dated October 8, 2012, by and between Registrant and International Goldfields Ltd.	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated October 11, 2012, as filed with the SEC on October 12, 2012

10.80	Mogollon Option Agreement dated October 19, 2012, by and between Registrant and Columbus Silver Corporation	Incorporated by reference to Exhibits 99.1 and 99.2 to Registrant’s 8-K dated October19, 2012, as filed with the SEC on October 22, 2012.

10.81	Convertible Notes dated October 24 and October 31, 2012, by and between Registrant and Purchaser.	Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.4 to Registrant’s 8-K dated November 7, 2012, as filed with the SEC on November 8, 2012.

10.82	Agreement and Plan of Merger dated February 15, 2013, by and between Registrant and International Goldfields Ltd.	Incorporated by reference to Exhibits 2.1 and 99.1 to Registrant’s 8-K dated February 15, 2013, as filed with the SEC on February 20, 2013.

10.83	Amendment No. 1 to Mogollon Option Agreement dated June 28, 2013, between Santa Fe Gold Corporation and Columbus Exploration Corporation	Incorporated by reference to Exhibits 99.1 to Registrant’s 8-K dated July 3, 2013, as filed with the SEC on July 5, 2013.

10.84	Santa Fe Gold Corporation – International Goldfields Ltd Letter Agreement dated June 28, 2013	Incorporated by reference to Exhibits 99.3 to Registrant’s 8-K dated July 3, 2013, as filed with the SEC on July 5, 2013.

10.85	Santa Fe Gold A$ 2.0 Million Corporation Secured Convertible Note dated June 28, 2013 payable to International Goldfields Ltd	Incorporated by reference to Exhibits 99.2 to Registrant’s 8-K dated July 3, 2013, as filed with the SEC on July 5, 2013.

10.86	Waterton Global Value L.P. Waiver of Default dated June 30, 2013	Incorporated by reference to Exhibits 99.4 to Registrant’s 8-K dated July 3, 2013, as filed with the SEC on July 5, 2013.

10.87	Agreement and Plan of Merger, dated as of January 23, 2014, by and among Santa Fe Gold Corporation, Tyhee Gold Corp, and Tyhee Merger Sub, Inc.	Incorporated by reference to Exhibits 2.1 to Registrant’s 8-K dated January 24, 2014, as filed with the SEC on January 24, 2014.

10.88	Bridge Loan Agreement dated as of February 13, 2014, by Santa Fe Gold Corporation and Tyhee Gold Corp,	Incorporated by reference to Exhibits 2.1 to Registrant’s 8-K dated February 18, 2014, as filed with the SEC on February 19, 2014.

10.89	Letter Agreement dated as of January 23, 2014, by and among IGS, Santa Fe and Tyhee	Incorporated by reference to Exhibits 2.1 to Registrant’s 8-K dated February 20, 2014, as filed with the SEC on February 20, 2014.

10.90	Amended and Restated Option Over Mogollon Property Agreement dated as of March 6, 2014	Incorporated by reference to Exhibits 2.1 to Registrant’s 8-K dated March 11, 2014, as filed with the SEC on March 12, 2014.

10.91	Amendment No. 1 to Amended and Restated Option over Mogollon Property Agreement, dated June 17, 2014, between Santa Fe Gold Corporation and Columbus Exploration Corporation	Incorporated by reference to Exhibit 99.1 to Registrant’s 8-K dated June 19, 2014, as filed with the SEC on June 19, 2014.

10.92	Share Exchange, dated as of July 15, 2014, by and among Santa Fe Gold Corporation, Canarc Resource Corp.	Incorporated by reference to Exhibits 2.1 to Registrant’s 8-K dated July 15, 2014, as filed with the SEC on July 17, 2014.

10.93	Amended Agency Agreement, dated as of July 28, 2014, by and among Santa Fe Gold Corporation and with Euro Pacific Capital, Inc.	Incorporated by reference to Exhibits 2.1 to Registrant’s 8-K dated July 30, 2014, as filed with the SEC on July 30, 2014.

14.1	Code of Ethics for CEO and Senior Financial Officers adopted June 15, 2006	Incorporated by reference to Exhibit 14.1 to Registrants 10-KSB for the period ending June 30, 2006, dated February 14, 2007, as filed with the SEC on February 16, 2007

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 in Registrant’s 10-K dated June 30, 2009, as filed with the SEC on October 13, 2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith