Form 10-K/A
period 2014-06-30
Santa Fe Gold CORP
filed 2014-10-23
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-12974

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1219 Banner Mine Road, Lordsburg NM	88405
(Address of principal executive offices)	(Zip Code)

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
Yes [ x ]    No[   ]

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

     Santa Fe Gold Corporation (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended June 30, 2014, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 22, 2014 (the “Form 10-K”). This Amendment No. 1 to Form 10-K should be read in conjunction with the Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the original Form 10-K nor does it change any other disclosures contained in the original Form 10-K.

     This Amendment No. 1 amendments our Form 10-K by substituting Exhibits 31.1 and 32.2, which are filed herewith, for Exhibits 31.1 and 32.1, which were filed as Exhibits to the original Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2014.

SANTA FE GOLD CORPORATION

By:	/s/ Jakes Jordaan
Name:	Jakes Jordaan
Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on October 23, 2014.

SIGNATURE	TITLE

/s/ Jakes Jordaan	Director, President and Chief Executive
Jakes Jordaan	Officer
(Principal Executive Officer)

/s/ Frank G. Mueller	Chief Financial Officer
Frank G. Mueller	(Principal Accounting Officer)

/s/ Erich Hofer	Chairman of the Board, Director
Erich Hofer