Form 10-Q
period 2014-09-30
Santa Fe Gold CORP
filed 2014-11-28
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number: 001-12974

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1219 Banner Mine Road, Lordsburg, NM 88045
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
131,229,228 shares outstanding as of November 17, 2014.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$410	$83,825
Accounts receivable	72,807	14,267
Inventory	-	40,000
Prepaid expenses and other current assets	249,870	247,069
Total Current Assets	323,087	385,161
MINERAL PROPERTIES	599,897	599,897

PROPERTY, PLANT AND EQUIPMENT, net of depreciation of $13,865,655 and $11,162,024, respectively	18,786,935	19,255,682
OTHER ASSETS:
Restricted cash	231,716	231,716
Mogollon option costs	876,509	876,509
Deferred financing costs, net	89,379	99,310
Total Other Assets	1,197,604	1,207,535
Total Assets	$20,907,523	$21,448,275

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,789,866	$3,659,848
Accrued liabilities	7,626,245	8,024,162
Derivative instrument liabilities	804,839	292,124
Senior subordinated convertible notes payable, current portion, net of discounts of $5,696 and $17,937, respectively	444,304	432,063
Notes payable, current portion	9,416,664	9,200,666
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	25,441,791	24,968,736
LONG TERM LIABILITIES:
Senior subordinated convertible notes payable, net of current portion and	3,402,750	3,673,527
Asset retirement obligation	242,521	241,079
Total Liabilities	29,087,062	28,883,342
STOCKHOLDERS' (DEFICIT) :
Common stock, $.002 par value, 300,000,000 shares authorized; 131,229,228 and 127,229,228 shares issued and outstanding, respectively	262,459	254,459
Additional paid in capital	78,484,962	78,292,962
Accumulated (deficit)	(86,926,960)	(85,982,488)
Total Stockholders' (Deficit)	(8,179,539)	(7,435,067)
Total Liabilities and Stockholders' (Deficit)	$20,907,523	$21,448,275

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013

SALES, net	$71,518	$1,193,683

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	40,000	2,176,917
Exploration and other mine related costs	194,726	90,613
General and administrative	369,643	843,238
Depreciation and amortization	482,248	774,460
Accretion of asset retirement obligation	1,442	513
Total Operating Costs and Expenses	1,088,059	3,885,741

LOSS FROM OPERATIONS	(1,016,541)	(2,692,058)

OTHER INCOME (EXPENSE):
Interest income		-
Foreign currency translation	301,152	12,289
(Loss) on derivative instrument liabilities	(512,715)	(291,996)
Accretion of discounts on notes payable	(12,241)	(9,896)
Financing costs - commodity supply agreements	756,372	(690,887)
Finance charges	(25,125)	-
Interest expense	(435,374)	(327,027)
Total Other (Expense)	72,069	(1,307,517)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(944,472)	(3,999,575)
PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	(944,472)	(3,999,575)
OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-	-

NET COMPREHENSIVE (LOSS)	$(944,472)	$(3,999,575)

Basic and Diluted Per Share data
Net (Loss) - basic and diluted	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic and diluted	130,620,532	117,599,598

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(944,472)	$(3,999,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482,248	774,460
Stock-based compensation	-	108,610
Accretion of discount on notes payable	12,241	9,896
Financing costs - commodity supply agreements	(756,371)	690,887
Accretion of asset retirement obligation	1,442	513
Loss on derivative instrument liabilities	512,715	291,996
(Gain) on disposal of assets	-	(118,477)
Amortization of deferred financing costs	9,931	81,745
Foreign currency translation	(301,152)	(12,289)
Net change in operating assets and liabilities:
Accounts receivable	(58,540)	(552,468)
Inventory	40,000	(138,421)
Prepaid expenses and other current assets	(2,801)	24,041
Mogollon option costs	-	(50,000)
Accounts payable and accrued liabilities	718,846	1,612,835
Net Cash Used in Operating Activities	(285,913)	(1,276,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	249,000
Purchase of property, plant and equipment	(13,500)	(139,359)
Net Cash Provided by (Used) in Investing Activities	(13,500)	109,641
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	1,250,000
Proceeds from issuance of stock	-	-
Proceeds from notes payable	220,000	29,144
Payments on notes payable	(4,002)	(54,219)
Net Cash Provided by Financing Activities	215,998	1,224,925
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,415)	58,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,825	115,094
CASH AND CASH EQUIVALENTS, END OF PERIOD	$410	$173,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$216	$7,015
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for accounts payable and accrued wages	$200,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Santa Fe Gold Corporation (the “Company”) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore, develop and mine mineral properties. The Company’s principal assets are the 100% owned Summit silver-gold property located in New Mexico, the leased Ortiz gold project in New Mexico and the 100% owned Black Canyon mica project in Arizona.

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

In September 2009, the Company formed a wholly owned Barbados subsidiary, Santa Fe Gold Barbados Corporation, in connection with the definitive gold sales agreement entered into on September 11, 2009. Under separate agreements, Santa Fe Gold Barbados Corporation sells refined gold to Sandstorm Gold, Ltd., and refined gold and silver to Waterton Global Value L.P. See NOTE 10– CONTINGENCIES AND COMMITMENTS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for our year fiscal ended June 30, 2014 in addition to the other information included in this quarterly report.

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

For the three months ended September 30, 2014, the Company incurred a loss of $944,472, had a total accumulated deficit of $86,926,960, and a working capital deficit of $25,118,704. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. Sales have decreased the in the most recent fiscal year during the reporting period due to the suspension of all mining operations in November 2013.

On November 8, 2013, the Company suspended all mining operations and placed the mine and mill on a care and maintenance program. The Company is currently working to restructure its debts and obtain adequate capital to restart operations in the Company’s fiscal 2015 year.

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

The Share Exchange Agreement provided that it would terminate, unless a closing of the transactions contemplated occurred on or before October 15, 2014. Since the transactions did not close, the Share Exchange Agreement terminated pursuant to its terms on October 15, 2014.

At September 30, 2014, the Company was in default on payments totaling approximately $8.9 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2014 and June 30, 2014, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Accounts Receivable

Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of September 30, 2014, and June 30, 2014.

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for Waterton’s waiver for non-payment under the Senior Secured Gold Stream Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The valuation of receivables sold under the Letter was finalized at $1,018,056. Additionally, $813,919 of collected accounts receivable sold to Waterton still remains to be remitted to them and is recorded in Accrued Liabilities at September 30, 2014.

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

The Company is in continuing discussions with various strategic financing sources, including the Company’s two major creditors at this time. It is unknown if such discussions will be successful in attaining a financing facility and necessary debt restructure that would allow the Company to continue operations under a revised business plan.

If discussions with these financing sources are unsuccessful the Company will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code. At that time the Company would have to evaluate the circumstances and the potential impairment on its long- lived assets.

As of September 30, 2014, and in light of continuing financing dialog with various potential financing sources, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based upon when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. As of September 30, 2014 and June 30, 2014, the Company had a reclamation obligation totaling $242,521 and $241,079, respectively.

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

Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three month periods ended September 30, 2014 and 2013, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has not studied this guidance and is not certain if the adoption of this guidance will have a material effect on its consolidated financial statements.

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

NOTE 3 – INVENTORY

The following table provides the components of inventory as of:

	September 30,	June 30,
	2014	2014
Stockpiled ore	$-	$-
In-process material	-	-
Siliceous flux material	-	-
Precious metals concentrate	-	40,000
	$-	$40,000

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	September 30,	June 30,
	2014	2014
Interest	$1,926,986	$1,572,298
Vacation	50,830	57.602
Deferred and accrued payroll burden	130,896	133,890
Franchise taxes	12,753	8,503
Royalties	690,358	690,358
Merger costs, net	269,986	269,986
Other accrued expenses	230,022	133,958
Audit and accounting	71,885	111,825
Debt settlement	106,977	106,977
Property taxes	88,159	135,000
Receivables due Waterton	813,919	813,919
Commodity supply agreements	3,233,474	3,989,846
	$7,626,245	$8,024,162

(See NOTE 10 – CONTINGENCIES AND COMMITMENTS, regarding further details of Commodity supply agreements.)

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at September 30, 2014, was determined to be $804,839 with the following assumptions: (1) risk free interest rate of 0.02% to 1.05%, (2) remaining contractual life of 0.06 to 2.96 years, (3) expected stock price volatility of 141.4% to 216.62%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the three months ended September 30, 2014, of $512,715 and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Loss for
	Liability as of	Liability as of	Three months ended
	June 30, 2014	September 30, 2014	September 30, 2014

Warrants	$292,124	$804,839	$512,715

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

At September 30, 2014 and June 30, 2014 the outstanding principal balance on the senior subordinated convertible notes, was $450,000.

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

The components of the all convertible notes payable at September 30, 2014 and June 30, 2014 are as follows:

September 30, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(5,696)	$444,304
Long-term portion, net of current	3,402,750	-	3,402,750

	$3,852,750	$(5,696)	$3,847,054

June 30, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(17,937)	$432,063
Long-term portion, net of current	3,673,527	-	3,673,527

	$4,123,527	$(17,937)	$4,105,590

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

The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortized over a 12-month term with the first payment due July 31, 2012. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. See NOTE 10 - CONTINGENCIES AND COMMITMENTS.

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

On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment provided for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The Company has not made the principal payments for February 2013 or subsequent months. In addition, interest payments for the three months ended September 30, 2014 have not been made and are included in accrued liabilities.

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

As of September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note at September 30, 2014 and June 30, 2014 was $7,042,427 y. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in accrued liabilities at September 30, 2014.

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

NOTE 8 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $220,000 to the Company. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close.

On May 8, 2012, the Company entered into an installment sales contract for $46,379 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 5.75%, with the equipment securing the loan. The principal balance owed on the note was $12,352 and $16,354 at September 30, 2014 and June 30, 2014, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The principal balance owed on the note was $398,793 and $398,793 at September 30, 2014 and June 30, 2014, respectively. The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale..

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. Given the terms of the Bridge Loan and Merger Agreement, the Company believes Tyhee’s default notice is wrongful. At September 30, 2014 and June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities. This amount is net of a break fee of $300,000 due the Company from Tyhee.

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	June 30,	June 30,
	2014	2014

Working capital advances,
interest at 1% per month, due January 15, 2015	$220,000	$-

Installment sales contract on equipment,
interest at 5.75%, payable in 36 monthly installments of $1,406, including
interest through June 2015.	12,352	16,354

Installment sales contract on equipment,
interest at 5.75%, payable in 48 monthly installments of $13,874,
including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable,
Interest at 2% monthly, payable August 17, 2014, six months after the first
advance on the bridge loan.	1,745,092	1,745,092

Senior Secured Gold Stream Credit Agreement, interest at
9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August
2012, $870,455 monthly for September 2012 through June 2013 and
$445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012,
$0 due December 2012 and January 2013, $3,852,275 February 2013,
$870,455 March through June 2013, and $445,450 in July 2013.	7,040,427	7,040,427

Total Outstanding Notes Payable	9,416,664	9,200,666
Less: Current portion	(9,416,664)	(9,200,666)
Notes payable, net of current portion and discount	$--	$--

The aggregate maturities of notes payable as of September 30, 2014, are as follows:

Year ending June 30, 2015	$9,416,664

Total Outstanding Notes Payable	$9,416,664

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

Level 1 –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 –	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly for substantially the full term of the asset or liability;

Level 3 –	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Asset and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of September 30, 2014 and June 30, 2014 are as follows:

				Balance at September 30,
	Level 1	Level 2	Level 3	2014

Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$ 804,839	$ 804,839

				Balance at June 30,
	Level 1	Level 2	Level 3	2014
Assets:	---	---	---	---
None

Derivative instruments	---	---	$ 292,124	$ 292,124

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2014:

Derivative instruments liabilities at June 30, 2014	$292,124
Loss on derivative instrument liabilities	512,715
Derivative instruments liabilities at September 30, 2014	$804,839

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Ortiz Gold Project

On August 1, 2004, the Company entered into an option and lease agreement with Ortiz Mines, Inc.(“Ortiz Mines”), a New Mexico corporation, whereby the Company acquired exclusive rights for exploration, development and mining of gold and other minerals on 57,267 acres (approximately 90 square miles) of the Ortiz Mine Grant in Santa Fe County, New Mexico. On November 1, 2007, the Company relinquished 14,970 acres and retained under lease 42,297 acres (66 square miles). On May 1, 2010, we agreed with Ortiz Mines, to amend the terms of the lease. Under the amended terms, the lease provides for an extension of the initial term from seven to ten years (17 years in certain circumstances), continuing year-to-year thereafter for so long as we are producing gold or other leased minerals in commercial quantities and otherwise are performing our obligations under the lease. Among other terms, the amended lease provides for annual lease payments of $130,000; a sliding-scale production royalty varying from 3% to 5% depending on the price of gold; the requirement that the Company comply with governmental permitting and other regulations; and other terms common in mining leases of this type. The Ortiz gold project is subject to a property identification agreement between the Company and our former President and Chief Executive Officer. The Company is conducting a strategic evaluation as whether or not to continue with the Ortiz Gold Project.

The minimum and maximum future payments due on this lease are as follows for the next five years and thereafter:

Payment Due Date	Minimum Due	Maximum Due
	($)	($)

February 1, 2015	130,000	260,000
February 1, 2016	130,000	260,000
February 1, 2017	130,000	260,000
February 1, 2018	130,000	260,000
February 1, 2019 and thereafter	130,000	260,000

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

No royalty expense was incurred during the three months ended September 30, 2014. At September 30, 2014, the Company had an accrued royalty liability of $690,358, which includes $208,179 payable to the Company’s former President and Chief Executive Officer.

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

On June 18, 2014, the Company entered into Amendment No. 1 to the Amended and Restated Mogollon Option Agreement with Columbus. The amendment extended the option exercise date from June 21, 2014 to November 21, 2014. Since the Company did not exercise the Mogollon option agreement, as restated and amended, it expired in accordance with its terms on November 21, 2014. As of September 30, 2014, the Company has made total payments of $876,509 under the various Option Agreements.

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

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at September 30, 2014 and June 30, 2014, respectively, and are reported as the completion guarantee payable.

Under the Gold Stream Agreement the Company has a recorded an obligation at September 30, 2014, of 3,692 ounces of undelivered gold valued at approximately $3.0 million, net of the Fixed Price of $400 per ounce to be received upon delivery.

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm, pursuant to the September 9, 2011 Gold Stream Agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the latter of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company recorded an obligation of $218,811 and $611,503 at September 30, 2014 and June 30, 2014, respectively, related to the Gold and Silver Supply Agreement and is recorded in accrued liabilities.

The Company refers to the Gold Stream Agreement and Gold and Silver Supply Agreement collectively as the commodity supply agreements and records the costs related to these agreements in financing costs – commodity supply agreements.

NOTE 11 - STOCKHOLDERS’ EQUITY Issuance of Stock

On July 15, 2014, the Company entered into shares for debt settlements with five individuals wherein an aggregate of $200,000 of debt was settled by the aggregate issuance of 4,000,000 shares of common stock.

Issuance of Warrants

During the three months ended September 30, 2014, no warrants were issued and 112,263 warrants expired.

Stock Options and the 2007 Equity Incentive Plan

During the three months ended September 30, 2014, 7,500,000 options were granted and 6,525,000 options cancelled.

Pursuant to Share Exchange Agreement with Canarc Resource Corp., the Company granted five year stock options for 7,500,000 shares of common stock at an exercise price of $0.055, the closing price on the date of grant. The stock options vest 100% upon the closing of a qualified financing. The expiry date would be July 15, 2019 if a qualified financing was consummated, or October 15, 2014 if a qualified financing was not consummated by October 31, 2014. A qualified financing is debt or equity financing of at least $20.0 million. The Share Exchange Agreement provided that it would terminate, unless a closing of the transactions contemplated occurred on or before October 31, 2014. The transactions did not close, and the Share Exchange Agreement terminated pursuant to its terms on October 31, 2014. The associated granted options did not vest and expired on October 15, 2014 according to the terms of the grant.

In addition to options under the 1989 Stock Option Plan and 2007 EIP, the Company previously issued non- plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the three months ended September 30, 2014, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2014	8,925,000	$0.24	25,283,511	$0.62
Granted	7,500,000	$0.055	---	---
Canceled	(6,525,000)	$0.36	---	---
Expired	---	---	(112,263)	$1.06
Exercised	---	---	---	---
Outstanding at September 30, 2014	9,900,000	$0.12	25,171,248	$0.62

Stock options and warrants outstanding and exercisable at September 30, 2014, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.055	7,500,000	--	.04	$0.055	$0.135	6,750,000	6,750,000	0.25	$0.135
$0.08	400,000	400,000	4.28	$0.08	$0.38	523,434	523,434	2.96	$0.38
$0.14	600,000	600,000	3.85	$0.14	$0.40	11,306,786	11,306,786	2.72	$0.40
$0.32	450,000	450,000	3.25	$0.32	$0.87	500,000	500,000	1.84	$0.87
$0.36	700,000	700,000	3.25	$0.36	$1.00	600,000	600,000	2.11	$1.00
$1.00	250,000	250,000.54		$1.00	$1.25	250,000	250,000	0.30	$1.25
	--	--			$1.50	933,334	933,334	1.13	$1.50
	--	--			$1.625	461,539	461,539	0.25	$1.625
	--	--			$1.70	3,846,155	3,846,155	0.31	$1.70
	9,900,000	2,400,000				25,171,248	25,171,248

	Outstanding Options		.83	$0.12	Outstanding Warrants			1.47	$0.62

	Exercisable Options		3.29	$0.32	Exercisable Warrants			1.47	$0.62

As of September 30, 2014, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $20,000 and the aggregate intrinsic value of currently exercisable stock options and warrants was $20,000. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.13 closing stock price of the common stock on September 30, 2014. There were 400,000 options and warrants vested and exercisable as of September 30, 2014.

The total intrinsic value associated with options exercised during the three months ended September 30, 2014, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total fair value of options and warrants granted and extended during the three months ended September 30, 2014, was approximately $-0-. The total grant-date fair value of option and warrant shares vested during the three months ended September 30, 2014 was $-0-.

NOTE 12 – LEGAL PROCEEDINGS

In October 2013 Lone Mountain Ranch, LLC, owner of the surface estate overlying our Ortiz gold property, filed a lawsuit against the Company and our lessor, Ortiz Mines, Inc. The lawsuit seeks to clarify Lone Mountain Ranch's rights and obligations under the split estate regime. Specifically, Lone Mountain Ranch seeks a declaratory judgment that it may participate in permit hearings, agency proceedings, and private activities related to the permitting of the Ortiz project without being in violation of common law duties to not interfere with development of the mineral estate. The Company is conducting a strategic evaluation as whether or not to continue with the Ortiz Gold Project.

We are in litigation with two vendors for claims for approximately $140,400 and $125,876, respectively against us. We are in discussion with them regarding delaying payment until additional funding can be obtained. If the Company is unsuccessful in raising additional funding, we may not be able to pay resolve these lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Risk factors.”

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of September 30, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings couldhave a material adverse effect on its financial statements in any given reporting period. However, in the opinion of Management, after consulting with legal counsel, the ultimate liability related to the current outstanding litigation is not expected to have a material adverse effect on its financial statements.

NOTE 13 – SUBSEQUENT EVENTS

The Share Exchange Agreement dated July 15, 2014, provided that it will terminate, unless a closing of the transactions contemplated occurred on or before October 15, 2014. The transactions did not close and the Share Exchange Agreement terminated pursuant to its terms on October 31, 2014. The associated granted five year stock options for 7,500,000 shares of common stock at an exercise price of $0.055 did not vest and expired on October 15, 2014 according to the terms of the grant.

The Company did not exercise the Mogollon option agreement, as restated and amended, it expired in accordance with its terms on November 21, 2014. The Company will write down the payments of $876,509 made under the various Option Agreements in the second quarter ending December 31, 2014.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s strategy, operations, economic performance, financial condition, resource drilling strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. This Form 10-Q contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things:

•	our ability to continue as a going concern;

•	we will require additional financing in the future restart production at the Summit Mine property and to bring it into sustained commercial production;

•	our dependence on our Summit project for our future operating revenue, which property currently has limited proven or probable reserves;

•	our mineralized material calculations at the Summit property and other projects are only estimates and are based principally on historic data;

•	actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;

•	exposure to all of the risks associated with restarting and establishing new mining operations, if the development of one or more of our mineral projects is found to be economically feasible;

•	title to some of our mineral properties may be uncertain or defective;

•	land reclamation and mine closure may be burdensome and costly;

•	significant risk and hazards associated with mining operations;

•	we will require additional financing in the future to develop a mine at any other projects, including the Ortiz and Mogollon projects;

•	the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;

•	our anticipated needs for working capital;

•	our ability to secure financing;

•	claims and legal proceedings against us;

•	our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans,

•	our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;

•	changes in the price of silver and gold;

•	extensive regulation by the U.S. government as well as state and local governments;

•	our projected sales and profitability;

•	our growth strategies;

•	anticipated trends in our industry;

•	unfavorable weather conditions;

•	the lack of commercial acceptance of our product or by-products;

•	problems regarding availability of materials and equipment;

•	failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

•	our ability to seek out and acquire high quality gold, silver and/or copper properties.

The Company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

The following discussion summarizes the results of our operations for the three month period ended September 30, 2014, and compares those results to the three month period ended September 30, 2013. It also analyzes our financial condition at September 30, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2014 and 2013 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2014.

The discussion also presents certain Non-GAAP performance measures that are important to management in its evaluation of our operational results and which are used by management to compare our performance with that of comparable peer group mining companies. For a detailed description of each of the Non-GAAP financial measures, please see discussion under Non-GAAP Measures.

Overview

During our current three month period ended September 30, 2014, we generated sales of $71,518 and incurred a net loss $944,472 as compared to the three month period ended September 30, 2013 in which we generated sales of $1,193,683 and incurred a net loss of $3,999,575. In order to fund operations in the fiscal year ended June 30, 2014, we relied on proceeds from the sale of gold and silver products aggregating $2,096,774, proceeds from notes of $1,792,116, proceeds from convertible debentures aggregating $1,250,000 and equipment net sales proceeds of $475,160. During the quarter ended September 30, 2014, the Company relied on short term loans aggregating $220,000 to meet the working capital needs of the Company.

The results of operations for the fiscal year ended June 30, 2014 reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. On November 8, 2013, we suspended all mining operations and placed its Summit mine and mill on a care and maintenance program due to significant operating losses resulting in part from this under-capitalization.

We are dependent on additional financing to resume our mining operations and continue our exploration efforts in the future if warranted. In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.

On July 15, 2014, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc"). Under the terms of the Share Exchange Agreement, we will issue 66,000,000 shares of its common stock to Canarc; and, in exchange, Canarc will issue 33,000,000 of its common shares to the us (the "Share Exchange"). Upon consummation of the Share Exchange, would own approximately 17 % of Canarc's outstanding shares and Canarc would own approximately 34% of Santa Fe's outstanding common shares. The Share Exchange Agreement contains representations, warranties, conditions and covenants of the parties customary for transactions of this type. Commencing October 15, 2014, either Santa Fe or Canarc can terminate the Share Exchange Agreement.

On July 28, 2014, we entered into an amended and restated Agency Agreement with Euro Pacific Capital, Inc. ("Euro Pacific") pursuant to which Euro Pacific agreed to act as placement agent for the Company. In this regard, Euro Pacific committed to act as the Registrant's agent and use its "best-efforts" to complete the proposed private placement of 8% Subordinated Secured Redeemable GLD Share Delivery Notes and a Detachable Common Stock Purchase Warrant in the aggregate principal amount between $20 million to $25 million. The “best efforts” placement agreement expired on October 31, 2014. Euro Pacific did not sell any the Convertible Gold Notes or place any securities pursuant to its “best efforts” placement agency agreement with the Company.

The Share Exchange Agreement provided that it would terminate, unless a closing of the transactions contemplated occurred on or before October 15, 2014. Since the transactions did not close, the Share Exchange Agreement terminated pursuant to its terms on October 15, 2014.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

We have a total accumulated deficit of $86,926,960 at September 30, 2014. To continue as a going concern, we are dependent on continued fund raising. However, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable to us.

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

At September 30, 2014, we have a total accumulated deficit of $86,926,960 and have a working capital deficit of $25,118,704. To continue as a going concern, we are dependent on continued fund raising or other a strategic alternative financing vehicles. See Liquidity and Capital Resources; Plan of Operation below for additional details.

Our consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

As of September 30, 2014, we had cash of $410 as compared to $83,825 at June 30, 2014 and we had a working capital deficit of $25,118,704. We also had an accumulated deficit of $86,926,960. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At September 30, 2014 we were in arrears on payments totaling approximately $8.9 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm.

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

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3.0 million to Santa Fe in accordance with the terms thereof. Tyhee advanced Santa Fe $1,745,092 of principal and accrued interest under the Bridge Loan. The Bridge Loan bears interest at a rate of 2.0% per month. At this time the Company and Tyree are in disagreement as to the due date of the Bridge Loan. Tyhee has provided Santa Fe with notice of default under the Bridge Loan Agreement. Given the terms of the Bridge Loan and Merger Agreement, Santa Fe believes Tyhee’s default notice is wrongful. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities. This amount is net of a break fee of $300,000 due the Company from Tyhee.

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the waiver at anytime and note the Company in default under the Credit Agreement. The transfer of the accounts receivable to Waterton were to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred was subject to revaluation in accordance with mark-to-market adjustments and final settlement of the invoices. The valuation of receivables under the Letter was $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable was reduced by $116,693 and the principal portion of the note was reduced by $768,263, while the remaining $168,643 was recorded as financing costs in interest expense at June 30, 2013.

On September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note after reduction for the transferred receivables is $7,040,427 at June 30, 2014and $7,011,282 at June 30, 2013. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Accrued Liabilities at September 30, 2014.

Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. In the event that Debt Restructurings are not consummated, or should any of Waterton’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it.

On July 15, 2014, we entered into a Share Exchange Agreement with Canarc. Under the terms of the Share Exchange Agreement, we would issue 66,000,000 shares of its common stock to Canarc; and, in exchange, Canarc would issue 33,000,000 of its common shares to the Company (the "Share Exchange"). Upon consummation of the Share Exchange, we would own approximately 17% of Canarc's outstanding shares and Canarc would own approximately 34% of Santa Fe's outstanding common shares. Commencing October 15, 2014, either Santa Fe or Canarc can terminate the Share Exchange Agreement.

In connection with the Share Exchange Agreement, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $220,000 to us. The loan bears interest at a rate of 1% per month and is due and payable upon the closing of a gold bond financing by us on or before January 15, 2015.

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

Pursuant to Share Exchange Agreement with Canarc, the Company granted five year stock options for 7,500,000 shares of common stock at an exercise price of $0.055, the closing price on the date of grant. The stock options vest 100% upon the closing of a qualified financing. The expiry date is July 15, 2019 if a qualified financing is consummated, or October 15, 2014 if a qualified financing is not consummated by October 31, 2014. A qualified financing is debt or equity financing of at least $20.0 million.

The Share Exchange Agreement provided that it would terminate, unless a closing of the transactions contemplated occurred on or before October 15, 2014. The transactions did not close, and the Share Exchange Agreement terminated pursuant to its terms on October 15, 2014. The associated granted options did not vest and expired on October 15, 2014 according to the terms of the grant.

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

Our management and independent special committee have both discussed this change in strategy with Santa Fe’s senior secured creditor, Waterton Global Value, L.P. (“Waterton”). Waterton has indicated support for the Company’s resource drilling strategy. In this regard, we are in advanced discussions with a qualified strategic investor to provide necessary funding to complete our anticipated resource drilling strategy and a restart the Summit mine and mill. No assurances can be given that funding for the drilling program will be secured or that the program will be successful. See “Risk Factors.”

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

RESULTS OF OPERATIONS

Operating Results for the Three Months Ended September 30, 2014 and 2013

Sales, net

During the three months ended September 30, 2014, we recorded 71,518 in concentrate and flux sales, net of treatment charges, compared to $1,193,683 for the three months ended September 30, 2013, a decrease of $1,122,165. The change is the result of a drop-off in production as we suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

Costs applicable to sales

During the three months ended September 30, 2014, costs applicable to sales totaled $40,000 as compared to $2,176,917 for the same comparable period in 2013. The decrease for the period corresponds with the decrease in production of tons processed as compared to the prior year comparable period and reflected by our decision to temporarily suspend all mining operations in early November 2013.

Exploration

Exploration and other mine related costs were $196,168 for the three months ended September 30, 2014, as compared to $90,613 for the comparable period of measurement, an increase of $105,555. The increase in the current period of measurement is mainly attributable to various costs included in costs applicable to sales when in production were pushed down to exploration and other mine related costs during the post period of suspended mining operations.

General and Administrative

General and administrative expenses decreased to $369,643 for the three months ended September 30, 2014, from $843,238 for the comparative three month period ended September 30, 2013, a decrease of approximately $473,595, or 56%. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, marketing and investor relations, and travel costs. The decrease is mainly attributable to cutbacks in current operations due to the Company’s decision to suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program and cutbacks at the administrative support office including cancellation of the office lease.

Depreciation and Amortization

Depreciation and amortization expense decreased to $480,806 for the three months ended September 30, 2014, as compared to $774,459 for the three months ended September 30, 2013. The decrease in the current period is attributable primarily to the decrease in production and a corresponding decrease in the amortization of mine development costs which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment also contributed to the decrease.

Other Income and Expenses

Other income and (expenses) for the three months ended September 30, 2014, was $72,069 as compared to $(1,307,517) for the three months ended September 30, 2013, a decrease in other expenses of approximately $1,380,000.

The net decrease in other expenses for the three months ended September 30, 2014, compared to the same comparable period in 2013, is mainly comprised of the following components: increased gain recognized on foreign currency translation of approximately $280,000; an increased loss on derivative instrument liabilities of approximately $(221,000); a decrease in financing costs related to the commodity supply agreements approximating $1,447,000; and an increase in interest expense of approximately $108,000. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

Gain (Loss) on Derivative Financial Instruments

For the three months ended September 30, 2014, the loss on derivative financial instruments totaled $512,715 as compared to $291,996 for the three months ended September 30, 2013. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Financing costs – commodity supply agreements

The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period valued at current spot prices. For the three months ended September 30, 2014, these adjusted financing costs resulted in $756,372 of income as compared to $(690,887) of expense for the three months ended September 30, 2013. The reduction of expense from September 30, 2013 period of measurement and subsequent recording of income in the current period is driven by the significant decrease in precious metals prices in the current period of measurement.

Interest expense

For the three months ended September 30, 2014, interest expense totaled $435,374 as compared to $327,027 for the three months ended September 30, 2013. The increase of approximately $108,000 is mainly attributable to the Tyhee note payable outstanding in the current period of measurement.

Production Statistics, Sales Statistics, and Cash Costs

     Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the three months ended September 30, 2014 and September 30, 2013. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter; whereas payable metals represents the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

We temporarily suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

PRODUCTION STATISTICS

	3 Months	3 Months
	Ended	Ended
	9/30/14	9/30/13
Production Summary
Tons Processed	---	9,405
Tons Processed per Day	---	149

Grade
Average Gold Grade(oz./ton)	---	0.084
Average Silver Grade(oz./ton)	---	3.719

Contained Metals
Gold (Oz.'s)	---	782
Silver (Oz's.)	---	34,183

SALES STATISTICS

	3 Months	3 Months
	Ended	Ended
	9/30/14	9/30/13
Average metal prices - Realized
Gold (Oz's.)	$1,256	$1,375
Silver (Oz's.)	$19	$24

Payable metals sold
Gold (Oz.'s)	34	422
Silver (Oz's.)	1,768	25.648

Gold equivalent ounces sold
Gold Ounces	34	422
Gold Equivalent Ounces from Silver	27	421
Total Gold Equivalent Ounces	61	843

Sales (in thousands):
Gross before provisional pricing	$76	$1,303
Provisional pricing mark-to-market	---	(58)
Gross after provisional pricing	76	1,245
Treatment and refining charges	(3)	(51)
Net Revenues	$73	$1,194

Average realized price per gold equivalent ounce:
Gross before adjustments	$1,230	$1,545
Provisional pricing mark-to-market	---	(69)
Gross after provisional pricing	1,230	1,476
Treatment and refining charges	(54)	(61)
Net realized price per gold equivalent ounce	$1,176	$1,415

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

The decrease in cash costs per gold equivalent ounce between the three month comparable periods is the result of a decrease in production resulting from fewer tons processed during the current period and accompanied by a decrease in the average grade for silver. Equipment issues and production downtime continued to be encountered during the current period, and the mining operations were suspended on November 8, 2013 pending the sourcing of sufficient capital to recapitalize the project and resume profitable operations.

CASH COST STATISTICS

		3 Months	3 Months
		Ended	Ended
		930/14	9/30/13
Total Gold Equivalent Ounces Sold		61	843

Costs applicable to sales		$40,000	$2,176,917
Treatment & Refining Charges		$5,383	$51,166
Royalties	$	---	$69,645
Resource Taxes	$	---	$(37,000)
Total Operating Cash Costs		$45,383	$2,260,228

Operating Cash Cost per Gold Equivalent Ounce Sold		$744	$2,680

Operating Cash Costs		$45,383	$2,260,228
Royalties	$	---	$(69,645)
Resource Taxes	$	---	$37,500
Total Cash Costs		$45,383	$2,228,083

Total Cash Cost per Gold Equivalent Ounce Sold		$744	$2,642

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

Currently we have no current commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. We are currently in process of discussions with various strategic financing alternatives. It is unknown if such discussions will be successful in attaining a financing facility which will allow the Company to continue operations under a revised business plan. If discussions with these financing sources are unsuccessful we will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code.

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

Contractual Obligations as of September 30, 2014

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	None
Operating Lease Obligations	None
Purchase Obligations	None
Asset Retirement Obligation	242,521				$242,521
Total	$242,521				$242,521

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of September 30, 2014. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls.

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

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are in litigation with two vendors for claims for approximately $140,400 and $125,876, respectively against us. We are in discussion with them regarding delaying payment until additional funding can be obtained. If the Company is unsuccessful in raising additional funding, we may not be able to pay resolve these lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Risk factors.”

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of June 30 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and an estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be reasonably made, an adverse outcome from such proceedings could have a material adverse effect on its financial statements in any given reporting period. However, in the opinion of Management, after consulting with legal counsel, the ultimate liability related to the current outstanding litigation is not expected to have a material adverse effect on its financial statements.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for our year fiscal ended June 30, 2014, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

Except as set forth herein, as of September 30, 2014, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended September 30, 2014 are as follows:

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 26, 2014	/s/ Jakes Jordaan
Jakes Jordaan
Chief Executive Officer, President, and Director