Form 10-Q
period 2014-12-31
Santa Fe Gold CORP
filed 2015-02-24
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Registrant’s telephone number including area code: (505) 255-4852

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,596,648 shares outstanding as of February 18, 2014.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2014	2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$34,996	$83,825
Accounts receivable	-	14,267
Inventory	-	40,000
Prepaid expenses and other current assets	209,375	247,069
Total Current Assets	244,371	385,161

MINERAL PROPERTIES	599,897	599,897

PROPERTY, PLANT AND EQUIPMENT, net of depreciation of $14,348,119 and $13,387,407, respectively	18,290,971	19,255,682

OTHER ASSETS:
Restricted cash	231,716	231,716
Mogollon option costs	-	876,509
Deferred financing costs, net	78,653	99,310
Total Other Assets	310,369	1,207,535
Total Assets	$19,445,608	$21,448,275

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,682,661	$3,659,848
Accrued liabilities	8,133,698	8,024,162
Derivative instrument liabilities	280,953	292,124
Senior subordinated convertible notes payable, current portion, net of discounts of $-0- and $17,937, respectively	3,630,840	432,063
Notes payable, current portion	9,392,606	9,200,666
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	28,480,631	24,968,736

LONG TERM LIABILITIES:
Senior subordinated convertible notes payable, net of current portion	-	3,673,527
Convertible note, net of discount of $82,011, net of current portion	1,322	-
Asset retirement obligation	243,993	241,079
Total Liabilities	28,725,946	28,883,342

STOCKHOLDERS' (DEFICIT) :
Common stock, $.002 par value, 300,000,000 shares authorized; 136,596,648 and 127,229,228 shares issued and outstanding, respectively	273,194	254,459
Additional paid in capital	79,192,252	78,292,962
Accumulated (deficit)	(88,745,784)	(85,982,488
Total Stockholders' (Deficit)	(9,280,338)	(7,435,067)
Total Liabilities and Stockholders' (Deficit)	$19,445,608	$21,448,275

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

SALES, net	$(7,129)	$1,025,574	$64,389	$2,219,257

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	1,036,288	40,000	3,213,205
Exploration and other mine related costs	1,041,784	143,564	1,236,510	234,177
General and administrative	807,240	1,060,807	1,176,883	1,904,045
Depreciation and amortization	482,464	660,860	964,712	1,435,319
Accretion of asset retirement obligation	1,472	689	2,914	1,203
Total Operating Costs and Expenses	2,332,960	2,902,208	3,421,019	6,787,949

LOSS FROM OPERATIONS	(2,340,089)	(1,876,634)	(3,356,630)	(4,568,692)

OTHER INCOME (EXPENSE):
Miscellaneous income	-	13,387	-	13,387
Gain on debt extinguishment	62,939	-	62,939	-
Foreign currency translation	249,928	237,888	551,080	250,177
Gain on derivative instrument liabilities	598,886	437,371	86,171	145,375
Accretion of discounts on notes payable	(7,018)	(10,437)	(19,259)	(20,333)
Financing costs - commodity supply agreements	1,393	206,242	757,765	(484,645)
Finance charges	(28)	-	(25,028)	-
Interest expense	(384,835)	(353,708)	(820,334)	(680,735)
Total Other (Expense)	521,265	530,743	593,334	(776,774)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,818,824)	(1,345,891)	(2,763,296)	(5,345,466)
PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	(1,818,824)	(1,345,891)	(2,763,296)	(5,345,466)

Basic and Diluted Per Share data Net (Loss) - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted Average Common Shares Outstanding: Basic and diluted	133,582,886	117,559,598	132,503,761	117,599,598

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Deceember 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,763,296)	$(5,345,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	964,712	1,435,319
Stock-based compensation	411,487	394,864
Accretion of discount on notes payable	19,259	20,333
Accretion of asset retirement obligation	2,914	1,203
Financing costs - commodity supply agreements	(757,765)	484,645
(Gain) on derivative instrument liabilities	(86,171)	(145,375)
(Gain) on disposal of assets	-	(134,995)
(Gain) on debt extinguishment	(62,939)	-
Amortization of deferred financing costs	20,657	129,176
Foreign currency translation	(551,080)	(250,177)
Net change in operating assets and liabilities:
Accounts receivable	14,267	(308,045)
Inventory	40,000	122,558
Prepaid expenses and other current assets	37,694	(36,701)
Mogollon option costs	876,509	(52,245)
Accounts payable and accrued liabilities	1,297,483	2,066,711
Net Cash Used in Operating Activities	(518,269)	(1,618,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	464,500
Purchase of property, plant and equipment	-	(186,872)
Net Cash Provided by (Used) in Investing Activities	-	277,628
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	1,250,000
Proceeds from issuance of stock	202,500	-
Proceeds from notes payable	275,000	197,327
Payments on notes payable	(8,060)	(130,636)
Net Cash Provided by Financing Activities	469,440	1,316,691
(DECREASE) IN CASH AND CASH EQUIVALENTS	(48,829)	(23,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,825	115,094
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,996	$91,218

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$374	$24,746
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for accounts payable and accrued wages	$200,000	$-
Insurance financed with note payable	$-	$168,182

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Santa Fe Gold Corporation, a Delaware corporation (the “Santa Fe” or “Company”) is a U.S. copper, silver and gold exploration and mining company. The Company’s two principal projects are:

•

The Lordsburg Copper Project, which consists of multiple square miles of patented and unpatented claims within the historic, inactive northern Lordsburg Mining district. The Lordsburg district is located along the middle of the Santa Rita lineament that extends from Copper Flats, through Santa Rita and Chico-Tyrone and into Mexico to Bisbee-Cananea. On June 30, 2008, The Lordsburg Mining Company (“Lordsburg Mining”), a New Mexico corporation, purchased from St. Cloud Mining Company, mineral processing equipment and real property situated adjacent to the Banner mill site located south of Lordsburg, New Mexico. The real property included in the purchase consists of 70 patented and 5 unpatented mining claims, and assignments of mineral leases covering 17 patented and 6 unpatented mining claims. These mining claims and mineral leases, together with the patented mining claims Lordsburg Mining already owned in the area of the Banner mill site, cover approximately 1,500 acres (2.3 square miles) and comprise the core of the northern Lordsburg Mining District. Historical production of copper, gold and silver from the district has been substantial. Lordsburg Mining assumed certain potential environmental obligations in connection with the real property, including those related to reclamation of old workings, should such obligations arise in the future. In December 2014, the Company staked an additional 289 claims, increasing the Lordsburg Copper Project’s land position by approximately nine square miles to approximately 13 square miles.

•

Our Summit Silver-Gold Project, a fully-permitted silver-gold mine and mill, located near Duncan, Arizona on the New Mexico-Arizona border. In 2006, the Company acquired all of the outstanding shares of Lordsburg Mining. With the acquisition of Lordsburg Mining, the Company acquired the Summit Silver-Gold Project, consisting of approximately 117.6 acres of patented and approximately 520 acres of unpatented mining claims in Grant County, New Mexico; approximately 257 acres of patented mining claims in Hidalgo County, New Mexico; and milling equipment including a ball mill and floatation plant in Sierra County, New Mexico. In April 2012, the Company commenced commercial production at the Summit silver–gold mine. In November 2013 mining operations were suspended at the Summit Silver-Gold Project and the project was placed on “care- and-maintenance.”

Santa Fe’s two primary strategic objectives include:

•

Strategic Objectives -- Copper: To advance, with a strategic or financial partner, the Lordsburg Copper Project as a deep porphyry copper exploration project; and, to restart a high-grade underground copper mine in the Lordsburg mining district; and

•	Strategic Objective -- Silver-Gold: To become a low-cost silver-gold producer by restarting the Summit Silver- Gold Project.

Presently, Santa Fe is in active discussions and negotiations with several strategic and financial partners concerning the Lordsburg Copper Project and the Company is exploring financing alternatives to restart the Summit Silver-Gold Project. No assurances can be given that the Company’s efforts will be successful. See “Risk Factors -- In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code” in the Company’s annual report on Form 10-K for our fiscal year ended June 30, 2014.

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

The Company has incurred a loss of $2,763,296 for the six months ended December 31, 2014. At December 31, 2014, the Company had a total accumulated deficit of $88,745,784 and a working capital deficit of $28,236,260.

The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. On November 8, 2013 the Company suspended all mining operations and placed the mine and mill on a care and maintenance program. For the three months ended December 31, 2014, the Company did not engage in any mining activities and did not generate any sales. The Company is currently working to restructure its debts and obtain adequate capital to restart operations in the Company’s fiscal 2015 year.

At December 31, 2014, the Company was in default on payments totaling approximately $9.0 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”) and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

To continue as a going concern, the Company is dependent on continued capital financing for project development, refinancing or repayment of various debt facilities and payment of operating and financing expenses until production at the Summit mine site attains cash flow to cover the Company’s operating costs. Presently, the Company is in active discussions and negotiations with several strategic and financial partners concerning the Lordsburg Copper Project and the Company is exploring financing alternatives to restart the Summit Silver-Gold Project. No assurances can be given that the Company’s efforts will be successful. See “Risk Factors -- In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code” in the Company’s annual report on Form 10-K for our year fiscal ended June 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of December 30, 2014 and June 30, 2014, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Accounts Receivable

Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of December 31, 2014, and June 30, 2014.

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for Waterton’s waiver for non-payment under the Senior Secured Gold Stream Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The valuation of receivables sold under the Letter was finalized at $1,018,056. Additionally, $813,919 of collected accounts receivable sold to Waterton still remains to be remitted to them and is recorded in Accrued Liabilities at December 31, 2014.

Inventory

Major types of inventories include ore stockpile inventories, in-process inventories, siliceous flux material inventories and concentrate inventories. Inventories are carried at the lower of average cost or net realizable value. The net realizable value of ore stockpile inventories and in-process inventories represents the estimated future sales price of the product based on current and future metals prices, less the estimated costs to complete production and bring the product to sale. Concentrate inventories and siliceous flux material inventories are carried at the lower of full cost of production or net realizable value based on current and future metals prices. Write-downs of inventory are reported as a component of costs applicable to sales. The Company has no inventories at December 31, 2014.

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

The Company is in active and continuing discussions with various strategic and financial financing sources concerning both the Summit Silver-Gold Project and/or the Lordsburg Copper Project. Additionally, the Company believes that it enjoys the support of Waterton, its major creditor at this time. It is unknown if such discussions will be successful in attaining a financing and necessary debt restructure that would allow the Company to continue operations under its current business plan.

If discussions with these strategic and/or financing sources are unsuccessful the Company will not be able to continue as a going concern, and will likely be forced to seek relief under the U.S. Bankruptcy Code. At that time the Company would have to evaluate the circumstances and the potential impairment on its long- lived assets.

As of December 31, 2014, and in light of current financing dialog with various potential strategic and financing sources, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based upon when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. As of December 31, 2014 and June 30, 2014, the Company had a reclamation obligation totaling $243,993 and $241,079, respectively.

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

Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and six month periods ended December 31, 2014 and 2013, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Stock-Based Compensation

In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock and issue stock in lieu of cash compensation. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest when issued to over a period of six months to a year.

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

Accounting Standards to be adopted in Future Periods

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	December 31,	June 30,
	2014	2014
Interest	$2,283,644	$1,572,298
Vacation	50,830	57,602
Deferred and accrued payroll burden	209,313	133,890
Franchise taxes	17,004	8,503
Royalties	719,999	690,358
Merger costs, net	269,986	269,986
Other accrued expenses	314,435	133,958
Audit and accounting	68,797	111,825
Debt settlement	-	106,977
Property taxes	159,159	135,000
Receivables due Waterton	813,919	813,919
Commodity supply agreements	3,237,409	3,989,846
	$8,133,698	$8,024,162

(See NOTE 9 – CONTINGENCIES AND COMMITMENTS, regarding further details of Commodity supply agreements.)

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at December 31, 2014, was determined to be $280,953 with the following assumptions: (1) risk free interest rate of 0.25% to 0.97%, (2) remaining contractual life of 0.01 to 2.71years, (3) expected stock price volatility of 168.9% to 220.17%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the six months ended December 31, 2014, of $86,171 and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Gain for
	Liability as of	Liability as of	Six months ended
	June 30, 2014	December 31, 2014	December 31, 2014

Warrants	$292,124	$280,953	$11,171
Amount allocated to note discount at inception			75,000
			$86,171

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 5 –CONVERTIBLE NOTES PAYABLE

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

On October 31, 2012, the notes with the three accredited investors became due and payable. On January 15, 2013, the maturity dates for the convertible senior subordinated notes aggregating $450,000 were extended for a period of two years from the original maturity dates. Additionally, the convertible price of the notes was reduced to $0.40 and the automatic conversion price of $2.50 was reduced to $0.80. In connection with the extension of the notes, 562,500 warrants were issued with a strike price of $0.40 and term of two years from the original maturity dates; 375,000 warrants expired on October 23, 2014 and the remaining 187,500 warrants expired on November 20, 2014.

At December 31, 2014 and June 30, 2014 the outstanding principal balance on the senior subordinated convertible notes, was $450,000 and along with any unamortized discount is classified as current.

Holders of $300,000 original principal amount of the 10% Senior Subordinated Convertible Notes have indicated their desire to convert all outstanding principal and interest into shares of the Company’s common stock.

Convertible Secured Notes

In October and November 2012, the Company received advances totaling A$3,900,000, representing cash proceeds of $3,985,000, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and were secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion.

In June 2013, the Company negotiated an additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, the Company agreed to explore a listing on the Singapore Catalist Stock Exchange (SGX-ST). It was agreed that the convertible note would bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon a refinancing of the Company’s loan from Waterton. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of March 31, 2014, the Company had received total advances totaling only $1,250,000 in connection with the secured convertible note. IGS and the Company agreed to have all outstanding amounts under the note s satisfied by the issue of Company’s stock aggregating 9,259,259 shares. The Company recorded a gain of $615,781 on the extinguishment of the debt. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On December 31, 2014, the total outstanding principal balances on all of the IGS Secured Convertible Notes totaled $3,180,840.

Convertible Unsecured Note

On October 22, 2014 the Company signed a $500,000 Convertible Note with an Investor and received a Consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The Consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and the there would be no interest due on the Consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion.

The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $68,969 in the current period.

The conversion price is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion.

The components of the all convertible notes payable at December 31, 2014 are as follows:

December 31, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$-	$450,000
Senior current portion	3,180,840	-	3,180,840
Convertible note, long term portion	83,333	(82,011)	1,322

	$3,714,173	$(82,011)	$3,632,162

June 30, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(17,937)	$432,063
Long-term portion, net of current	3,673,527	-	3,673,527

	$4,123,527	$(17,937)	$4,105,590

NOTE 6 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

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

The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortized over a 12-month term with the first payment due July 31, 2012. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. See NOTE 9- CONTINGENCIES AND COMMITMENTS.

Pursuant to a series of guarantees, security agreements, deeds of trust, a mortgage and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and on liens covering substantially all of the Company’s assets, with the exception of the Ortiz gold project, including the Summit silver-gold project, the Black Canyon mica project, and the Planet micaceous iron oxide project. Existing creditor, Sandstorm Gold (Barbados) Ltd., executed an intercreditor agreement that provides for subordination of its security interests in favor of Waterton. The outstanding principal amounts owed under the Credit Agreement are aggregated with Notes Payable for financial statement presentation. See NOTE 7 - NOTES PAYABLE.

On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment provided for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The Company has not made the principal payments for February 2013 or subsequent months. In addition, interest payments for the six months ended December 31, 2014 have not been made and are included in accrued liabilities at December 31, 2014.

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

As of December 31, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note at December 31, 2014 and June 30, 2014 was $7,040,427. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in accrued Liabilities at December 31, 2014.

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

NOTE 7 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $220,000 to the Company. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did close under this Agreement and this amount is outstanding at December 31, 2014, with $200,000 and $20,000 in Notes Payable current portion and Accrued Liabilities, respectively.

On May 8, 2012, the Company entered into an installment sales contract for $46,379 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $8,294 and $16,354 at December 31, 2014 and June 30, 2014, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 and $398,793 at December 31 and June 30, 2014, respectively. The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale and remains unsold at December 31, 2014.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities. This amount is net of a break fee of $300,000 due the Company from Tyhee.

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	December 31,	June 30,
	2014	2014

Working capital advances, interest at 1% per month, due January 15, 2015	$200,000	$-

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015.	8,294	16,354

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, Interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for December 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,040,427	7,040,427

Total Outstanding Notes Payable	9,392,606	9,200,666
Less: Current portion	(9,392,606)	(9,200,666)
Notes payable, net of current portion and discount	$--	$--
The aggregate maturities of notes payable as of December 31, 2014, is as follows: Year ending June 30, 2015		9,392,606

Total Outstanding Notes Payable		$9,392,606

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of December 31, 2014 and June 30, 2014 are as follows:

				Balance at December 31,
	Level 1	Level 2	Level 3	2014

Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$280,953	$280,953

				Balance at June 30,
	Level 1	Level 2	Level 3	2014

Assets:	---	---	---	---
None

Derivative instruments	---	---	$292,124	$292,124

NOTE 9 - CONTINGENCIES AND COMMITMENTS

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

A royalty expense was incurred during the six months ended December 31, 2014 aggregating $29,642. At December 31, 2014, the Company had an accrued royalty liability of $719,999, which includes $222,362 payable to the Company’s former President and Chief Executive Officer.

Commodity Supply Agreements

In December 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm to deliver a portion of the life-of-mine gold production (excluding all silver production) from the Company’s Summit silver-gold mine. Under the agreement the Company received advances of $4,000,000 as an upfront deposit, plus continue to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation is reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining uncredited balance of the original $4,000,000 upfront deposit. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

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

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at December 31, 2014 and June 30, 2014, respectively, and are reported as the completion guarantee payable.

Under the Gold Stream Agreement the Company has a recorded an obligation at December 31, 2014, of 3,709 ounces of undelivered gold valued at approximately $3.0 million, net of the Fixed Price of $400 per ounce to be received upon delivery.

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm, pursuant to the December 9, 2011 Gold Stream Agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the latter of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company has a recorded obligation of $242,528 and $611,503 at December 31, 2014 and June 30, 2014, respectively, related to the Gold and Silver Supply Agreement and is recorded in Accrued Liabilities.

The Company refers to the Gold Stream Agreement and Gold and Silver Supply Agreement collectively as the commodity supply agreements and records the costs related to these agreements in financing costs – commodity supply agreements.

NOTE 10 - STOCKHOLDERS’ EQUITY

Issuance of Stock

On July15, 2014, the Company entered into shares for debt settlements with five creditors wherein an aggregate of $200,000 of debt was settled by the aggregate issuance of 4,000,000 shares of common stock.

On October 21, 2014, the Company issued 792,420 shares of common stock at a price of $0.135 per share to Muzz Investments, LLC, in regards to the Company’s obligation for costs incurred related to the 2006 sale of real properly in Glendale, Arizona, formerly owned by Azco Mica, Inc. A gain of $64,978 was recorded on the final extinguishment of the debt of $106,977.

On November 24, 2014, the Company entered into shares for liability settlements with two related party creditors wherein an aggregate of $40,000 of debt was settled by the aggregate issuance of 800,000 shares of common stock. A loss of $1,360 was recorded on the final extinguishment of the liabilities.

On November 24, 2014, the Company entered into shares for liability settlement with a creditor wherein an aggregate of $20,000 of debt was settled by the aggregate issuance of 400,000 shares of common stock. A loss of $680 was recorded on the final extinguishment of the liability.

On November 24, 2014 the Company sold 3,375,000 shares to an accredited investor and received net cash proceeds of $202,500.

Issuance of Warrants

During the six months ended December 31, 2014, the Company issued 6,580,115 warrants and 7,986,302 warrants expired.

On October 22, 2014, in connection with the sale of a convertible debenture, the Company issued 3,205,115 common stock purchase warrants, expiring on October 22, 2016, with an initial exercise price of $0.026 per share. The convertible note is convertible at the lower of (a) $0.0425 or (b) 65% of the lowest trading price in the prior 25 trading days. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $126,887. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.59%, (2) expected life of 1.81 years, (3) expected stock price volatility of 196.37% and (4) expected dividend yield of zero.

On November 24, 2014, in connection with a private placement of 3,375,000 shares of the Company’s common stock, the Company issued 3,375,000 warrants expiring on December 30, 2015, giving the holder the right to purchase common stock at $0.06 per share. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $124,089. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.152%, (2) expected life of 1.01 years, (3) expected stock price volatility of 220.136% and (4) expected dividend yield of zero.

Stock Options and the Amended and Restated Equity Incentive Plan

During the six months ended December 31, 2014, 18,500,000 options were granted and 14,025,000 options cancelled.

Pursuant to Share Exchange Agreement with Canarc Resource Corp., the Company granted five year stock options for 7,500,000 shares of common stock at an exercise price of $0.055, the closing price on the date of grant. The stock options vest 100% upon the closing of a qualified financing. The expiry date is July 15, 2019 if a qualified financing is consummated, or October 15, 2014 if a qualified financing is not consummated by October 31, 2014. A qualified financing is debt or equity financing of at least $20.0 million. The Share Exchange Agreement provided that it will terminate, unless a closing of the transactions contemplated shall have occurred on or before October 31, 2014. The transactions did not close, and the Share Exchange Agreement terminated pursuant to its terms on October 31, 2014. The associated granted options did not vest and expired on October 15, 2014 according to the terms of the grant.

On October 17, 2014, the Company granted under the Company’s Amended and Restated Equity Incentive Plan 2,500,000 four year options at an exercise price of $0.05 per share to each of the two officers of the Company and a director, with the options vested on the date of the grant. The options were valued at $281,388 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.391%, (2) expected life of 2.0 years, (3) stock price volatility of 170.017% and (4) expected dividend yield of zero. Stock-based compensation of $281,388 was recorded during the quarter ended December 31, 2014. The closing price on the date of the grant was $0.0488.

On December 31, 2014, the Company granted under the Company’s Amended and Restated Equity Incentive Plan an aggregate 3,500,000 four year options at an exercise price of $0.05 per share to three employees of the Company, with the options vested on the date of the grant. The options were valued at $130,099 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.671%, (2) expected life of 2.0 years, (3) stock price volatility of 188.108% and (4) expected dividend yield of zero. Stock-based compensation of $130,099 was recorded during the quarter ended December 31, 2014. The closing price on the date of the grant was $0.0459.

In addition to options under the 2007 EIP and the Amended and Restated Equity Incentive Plan, the Company previously issued non- plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the six months ended December 31, 2014, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2014	8,925,000	$0.24	25,283,511	$0.62
Granted	18,500,000	$0.052	6,580,115	0.04
Canceled	(14,025,000)	$0.13	---	---
Expired	---	---	(7,986,302)	$0.27
Exercised	---	---	---	---
Outstanding at December 31, 2014	13,400,000	$0.10	23,877,324	$0.58

Stock options and warrants outstanding and exercisable at December 31, 2014, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
					Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
					$0.026	3,205,115	3,205,115	1.81	$0.026
$0.05	11,000,000	11,000,000	3.92	$0.05	$0.06	3,375,000	3,375,000	0.99	$0.06
$0.08	400,000	400,000	4.03	$0.08	$0.38	523,434	523,434	2.71	$0.38
$0.14	600,000	600,000	3.60	$0.14	$0.40	10,744,286	10.744286	2.61	$0.40
$0.32	450,000	450,000	3.00	$0.32	$0.87	500,000	500,000	1.59	$0.87
$0.36	700,000	700,000	3.00	$0.36	$1.00	600,000	600,000	1.85	$1.00
$1.00	250,000	250,000.29		$1.00	$1.25	250,000	250,000	0.04	$1.25
	--	--			$1.50	833,334	833,334	1.00	$1.50
	--	--			$1.70	3,846,155	3,846,155	0.05	$1.70
	13,400,000	13,400,000				23,877,324	23,877,324

	Outstanding Options		3.76	$0.10	Outstanding Warrants			1.74	$0.58

	Exercisable Options		3.76	$0.10	Exercisable Warrants			1.74	$0.58

As of December 31, 2014, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $63,782 and the aggregate intrinsic value of currently exercisable stock options and warrants was $63,782. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0459 closing stock price of the common stock on December 31, 2014.

The total intrinsic value associated with options exercised during the six months ended December 31, 2014, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total fair value of options and warrants granted during the six months ended December 31, 2014, was approximately $662,463. The total grant-date fair value of option and warrant shares vested during the six months ended December 31, 2014, was $662,463.

NOTE 11 – LEGAL PROCEEDINGS

In October 2013 Lone Mountain Ranch, LLC, owner of the surface estate overlying our Ortiz gold property, filed a lawsuit against the Company and our lessor, Ortiz Mines, Inc. The lawsuit seeks to clarify Lone Mountain Ranch's rights and obligations under the split estate regime. Specifically, Lone Mountain Ranch seeks a declaratory judgment that it may participate in permit hearings, agency proceedings, and private activities related to the permitting of the Ortiz project without being in violation of common law duties to not interfere with development of the mineral estate. The Company conducted a strategic evaluation as whether or not to continue with the Ortiz Gold Project. Given the public opposition to the Ortiz Gold Project, Santa Fe has decided not to further pursue the Ortiz Gold Project.

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

We are in litigation with a purported royalty holder of our Summit Silver Gold Project. The purported royalty holder is seeking $500,000 in past due royalty payments and a return of the Summit mine. The Company is in discussions with the royalty holder to resolve the dispute If the Company is unable to resolve the dispute, the Company believes that it has valid defenses against the claims the Company intends to file numerous counter-claims and cross-claims seeking damages significantly in excess of $500,000. If the Company is unsuccessful in the litigation or in raising additional funding, we may not be able to resolve this lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Risk Factors.”

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of December 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

Note 12 – SUBSEQUENT EVENTS

The Company’s Management evaluated subsequent events through February 23, 2015.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s exploration strategy, operations, economic performance, financial condition, resource drilling strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. This Form 10-Q contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things:

•	our ability to continue as a going concern;

•	exploration for minerals is highly speculative and involves greater risk than many other businesses; as such, most exploration programs fail to result in the discovery of economic mineralization;

•	we will require additional financing in the future to restart production at the Summit Mine property and to bring it into sustained commercial production;

•	our dependence on our Summit project for our future operating revenue, which property currently has limited proven or probable reserves;

•	our mineralized material calculations at the Summit property and other projects are only estimates and are based principally on historic data;

•	actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;

•	exposure to all of the risks associated with restarting and establishing new mining operations, if the development of one or more of our mineral projects is found to be economically feasible;

•	title to some of our mineral properties may be uncertain or defective;

•	land reclamation and mine closure may be burdensome and costly;

•	significant risk and hazards associated with mining operations;

•	we will require additional financing in the future to develop a mine at any other projects;

•	the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;

•	our anticipated needs for working capital;

•	our ability to secure financing;

•	claims and legal proceedings against us;

•	our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans,

•	our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;

•	changes in the price of silver and gold;

•	extensive regulation by the U.S. government as well as state and local governments;

•	our projected sales and profitability;

•	our growth strategies;

•	anticipated trends in our industry;

•	the lack of commercial acceptance of our product or by-products;

•	problems regarding availability of materials and equipment;

•	failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

•	our ability to seek out and acquire high quality gold, silver and/or copper properties.

The Company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

The following discussion summarizes the results of our operations for the three and six month periods ended December 31, 2014, and compares those results to the three and six month periods ended December 31, 2013. It also analyzes our financial condition at December 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2014 and 2013 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2014.

The discussion also presents certain Non-GAAP performance measures that are important to management in its evaluation of our operational results and which are used by management to compare our performance with that of comparable peer group mining companies. For a detailed description of each of the Non-GAAP financial measures, please see discussion under Non-GAAP Measures.

Overview

In April 2012, the Company commenced commercial production at the Summit silver–gold mine. On November 8, 2013, mining operations were suspended at the Summit Silver-Gold Project and the project was placed on “care-and-maintenance.” As such, we had no mining or milling operations during the three and six month periods ended December 31, 2014.

During our six month period ended December 31, 2014, we generated net sales of $64,389 and incurred a net loss of $2,763,296, as compared to the six month period ended December 31, 2013, in which we generated sales of $2,219,257 and incurred a net loss of $5,345,466.

In order to fund operations during the three month period ended December 31, 2014, we relied on proceeds from the sale of 3,375,000 shares of common stock to an accredited investor for net cash proceeds of $202,500 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

We have a total accumulated deficit of $88,745,784 at December 31, 2014. To continue as a going concern, we are dependent on raising additional capital, consummating a strategic transaction and restructuring our indebtedness with our senior lenders. However, although we are in active discussions and negotiations with several potential strategic or financial partners, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable to us. In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.

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

At December 31, 2014, we have a total accumulated deficit of $88,745,784 and have a working capital deficit of $28,236,260. To continue as a going concern, we are dependent on raising additional capital, consummating a strategic transaction and restructuring our indebtedness with our senior lenders. See “-- Liquidity and Capital Resources; Plan of Operation.”

Our consolidated unaudited financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Liquidity and Capital Resources; Plan of Operation

On November 8, 2013, the Company suspended all mining operations and placed the mine and mill on a “care and maintenance” program.

As of December 31, 2014, we had cash of $34,996 as compared to $83,825 at June 30, 2014 and we had a working capital deficit of $28,236,260. Also, our accumulated deficit increased to $88,745,784. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At December 31, 2014 we were in arrears on payments totaling approximately $9.0 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm.

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Waiver Letter”) with Waterton wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the Waiver Letter at anytime and note the Company in default under the Credit Agreement. Should any of Waterton’s indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will likely be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it).

Waterton has indicated its support for the Company’s efforts to secure and strategic and/or financial partner to advance Santa Fe’s Lordsburg Copper Project and restart its Summit Silver-Gold Project. In this regard, we are in active discussions and negotiations with several potential strategic or financial partners. Currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable to us. In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.

In connection with our Lordsburg Copper Project, we are pursuing a “farm-in agreement” with a strategic partner pursuant to which such partner will acquire an interest in the Lordsburg Copper Project by carrying out exploration work. As such, should we be successful in entering into a strategic “farm-in agreement” with a strategic partner, we do not anticipate that any significant capital expenditures would initially be required of us in advancing the Lordsburg Copper Project. However, no assurances can be given that such a strategic arrangement will be available, or if available, that its terms will be favorable to us.

Should Santa Fe decide to further advance its Lordsburg Copper Project without the assistance of a strategic partner; or, if a satisfactory strategic relationship cannot be negotiated on terms acceptable to Santa Fe, we anticipate advancing our Lordsburg Copper Project would require approximately $2.0 million, consisting of approximately $123,000 for additional geological mapping, soil sampling, drill core logging and analysis, $300,000 for additional geo-physical testing and analysis, and approximately $1.5 million for drilling two deep porphyry copper targets. No assurances can be given that we will be able to obtain any capital for such exploration efforts or that such an exploration strategy would be successful.

In connection with our Summit Silver-Gold Project restart strategy, we intend to outsource mining operations to an independent mining contractor that will provide the equipment and personnel necessary to restart the Summit mine. In connection with the outsourced restart strategy, we anticipate requiring approximately $2.5 million for capital improvements and working capital purposes, including approximately $1.0 million necessary to expand the tailings dam at our Lordsburg mill, $0.5 million for capital expenditures at the Summit mine and Lordsburg mill and $1.0 million for working capital.

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

RESULTS OF OPERATIONS

Overview

In November 2013, we placed our Summit mine and Lordsburg mill on “care-and-maintenance.” As such, during the three and six months ended December 31, 2014, we did not engage in any mining activities at the Summit mine and did not operate the Lordsburg mill. We did not have any sales and did not incur any associated mine operating costs during the three months ended December 31, 2014.

Operating Results for the Three Months Ended December 31, 2014 and 2013

Sales, net

During the three months ended December 31, 2014, we recorded price adjustments to sales of ($7,129), compared to $1,025,574 in concentrate and flux sales, net of treatment charge, a decrease of $1,018,445. The change is the result of a drop-off in production as we suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

Costs applicable to sales

During the three months ended December 31, 2014, as we had zero sales, we had no associated costs of sales as compared to costs applicable to sales of $1,036,288 for the same comparable period in 2013. The decrease for the period corresponds with our decision to temporarily suspend all mining operations in early November 2013.

Exploration

Exploration and other mine related costs were $1,041,784 for the three months ended December 30, 2014, as compared to $143,564 for the comparable period of measurement, an increase of $898,220. The increase in the current period of measurement is primarily attributable to the write-off of options payments totaling $876,509, which relate to the expiration of the Mogollon option agreement.

General and Administrative

General and administrative expenses decreased to $807,240 for the three months ended December 31, 2014, from $1,060,807 for the comparative three month period ended December 31, 2013, a decrease of approximately $253,567, or 24%. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, professional fees relating to the transactions contemplated by the Canarc Share Exchange Agreement, which agreement expired in October 2014, marketing and investor relations, and travel costs. The decrease is mainly attributable to cutbacks in current operations due to the Company’s decision to suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program and cutbacks at the administrative support office including cancellation of the office lease.

Depreciation and Amortization

Depreciation and amortization expense decreased to $482,464 for the three months ended December 31, 2014, as compared to $660,860 for the three months ended December 31, 2013. The decrease of $178,396 in the current period is attributable primarily to the decrease in production and a corresponding decrease in the amortization of mine development costs, which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment and the return of a large piece of equipment to the vendor for sale also contributed to the decrease.

Other Income and Expenses

Other income and (expenses) for the three months ended December 31, 2014, was $521,265 as compared to $530,743 for the three months ended December 31, 2013, a increase in other income of approximately $9,478. The net decrease in other income for the three months ended December 31, 2014, compared to the same comparable period in 2013, is mainly comprised of the following components: increased gain recognized on foreign currency translation of approximately $12,040; an increased gain on derivative instrument liabilities of approximately $161,495; and an increase gain on extinguishment of debt of $62,939. These increased other income items were offset by an increase in interest expense of approximately $31,127; an increase in financing costs – commodity supply agreements of $204,849 and a decrease in other income of $13,387. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

Foreign currency translation gain

For the three months ended December 31, 2014, the foreign currency translation gain totaling $249,928 related to the ICS Secured convertible note. On December 31, 2014, the total outstanding balances on all of the IGS Secured Convertible Notes totaled $3,180,840, which are denominated in Australian dollars (A$). This gain was the result of an increase in the US$ relative to the A$ during the three month periods.

Gain (Loss) on Derivative Financial Instruments

For the three months ended December 31, 2014, the gain on derivative financial instruments totaled $598,886, as compared to $437,371 for the three months ended December 31, 2013. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Interest expense

For the three months ended December 31, 2014, interest expense totaled $384,835 as compared to $353,708 for the three months ended December 31, 2013. The increase of approximately $31,127 is mainly attributable to the Tyhee note payable outstanding in the current period of measurement and offset by interest in the comparable period a on a convertible note that was converted in March 2014.

Operating Results for the Six Months Ended December 31, 2014 and 2013

Sales, net

During the six months ended December 31, 2014, we sales of $64,389, compared to $2,219,257 in concentrate and flux sales, net of treatment charge, a decrease of $2,154,868. The change is the result of a drop-off in production as we suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

Costs applicable to sales

During the six months ended December 31, 2014, we had associated costs of sales of $40,000 as compared to costs applicable to sales of $3,213,205 for the same comparable period in 2013. The decrease of $3,173,205 for the period corresponds with our decision to temporarily suspend all mining operations in early November 2013.

Exploration

Exploration and other mine related costs were $1,236,510 for the six months ended December 30, 2014, as compared to $234,177 for the comparable period of measurement, an increase of $1,002333. The increase in the current period of measurement is primarily attributable to the write-off of options payments totaling $876,509, which relate to the expiration of the Mogollon option agreement.

General and Administrative

General and administrative expenses decreased to $1,176,883 for the six months ended December 31, 2014, from $1,904,045 for the comparative six month period ended December 31, 2013, a decrease of approximately $727,162, or 38%. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees , professional fees relating to the transactions contemplated by the Canarc Share Exchange Agreement, which agreement expired in October 2014, marketing and investor relations, and travel costs. The decrease is mainly attributable to cutbacks in current operations due to the Company’s decision to suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program and cutbacks at the administrative support office including cancellation of the office lease.

Depreciation and Amortization

Depreciation and amortization expense decreased to $964,712 for the six months ended December 31, 2014, as compared to $1,435,319 for the six months ended December 31, 2013. The decrease of $470,607 in the current period is attributable primarily to the decrease in production and a corresponding decrease in the amortization of mine development costs, which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment and the return of a large piece of equipment to the vendor for sale also contributed to the decrease.

Other Income and Expenses

Other income and (expenses) for the six months ended December 31, 2014, was $593,334 as compared to $(776,774) for the six months ended December 31, 2013, a increase in other income of approximately $1,370,108. The net increase in other income for the six months ended December 31, 2014, compared to the same comparable period in 2013, is mainly comprised of the following components: an increase gain on extinguishment of debt of $62,939; an increased gain on foreign currency translation of $300,903 and an increased gain recognized on financing costs – commodity supply agreements of approximately $1,242,410. These increased other income items were offset by a decreased gain on derivative instrument liabilities of approximately $59,204; an increase in finance charges of $25,028, and an increase in interest expense of approximately $139,599. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

Foreign currency translation gain

For the six months ended December 31, 2014, the foreign currency translation gain totaling $551,080 related to the IGS Secured convertible note. On December 31, 2014, the total outstanding balances on all of the IGS Secured Convertible Notes totaled $3,180,840, which are denominated in Australian dollars (A$). This gain was the result of an increase in the US$ relative to the A$ during the six month periods,

Gain (Loss) on Derivative Financial Instruments

For the six months ended December 31, 2014, the gain on derivative financial instruments totaled $86,171, as compared to $145,375 for the six months ended December 31, 2013. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Interest expense

For the six months ended December 31, 2014, interest expense totaled $820,334 as compared to $680,735 for the six months ended December 31, 2013. The increase of approximately $139,599 is mainly attributable to the Tyhee note payable outstanding in the current period of measurement and offset by interest in the comparable period a on a convertible note that was converted in March 2014. .

Production Statistics, Sales Statistics, and Cash Costs

We temporarily suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program. As such, for the six months ended December 31, 2014, we had no mining operations.

PRODUCTION STATISTICS

	6 Months	6 Months
	Ended	Ended
	12/31/14	12/31/13
Production Summary
Tons Processed	---	15,726
Tons Processed per Day	---	125

Grade
Average Gold Grade(oz./ton)	---	0.093
Average Silver Grade(oz./ton)	---	3.878

Contained Metals
Gold (Oz.'s)	---	1,431
Silver (Oz's.)	---	59,789

SALES STATISTICS

	6 Months	6 Months
	Ended	Ended
	12/31/14	12/31/13
Average metal prices - Realized
Gold (Oz's.)	$1,256	$1,266
Silver (Oz's.)	$19	$22

Payable metals sold
Gold (Oz.'s)	34	938
Silver (Oz's.)	1,768	47,658

Gold equivalent ounces sold
Gold Ounces	34	938
Gold Equivalent Ounces from Silver	27	764
Total Gold Equivalent Ounces	61	1,702

Sales (in thousands):
Gross before provisional pricing	$76	$2,469
Provisional pricing mark-to-market	(9)	(161)
Gross after provisional pricing	67	2,308
Treatment and refining charges	(3)	(88)
Net Revenues	$64	$2,220

Average realized price per gold equivalent ounce:
Gross before adjustments	$1,230	$1,451
Provisional pricing mark-to-market	(120)	(95)
Gross after provisional pricing	1,110	1,356
Treatment and refining charges	(54)	(52)
Net realized price per gold equivalent ounce	$1,056	$1,304

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

CASH COST STATISTICS

		6 Months	6 Months
		Ended	Ended
		12/31/14	12/31/13
Total Gold Equivalent Ounces Sold		61	1,702

Costs applicable to sales		$40,000	$3,213,205
Treatment & Refining Charges		$5,383	$88,485
Royalties		$29,642	$130,024
Resource Taxes	$	---	$16,756
Total Operating Cash Costs		$75,025	$3,448,471

Operating Cash Cost per Gold Equivalent Ounce Sold		$1,230	$2,026

Operating Cash Costs		$75,025	$3,448,471
Royalties		$(29,642)	$(130,024)
Resource Taxes	$	---	$(16,756)
Total Cash Costs		$45,383	$3,301,690
Total Cash Cost per Gold Equivalent Ounce Sold		$744	$1,940

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of December 31, 2014. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls.

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

During the quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2013 Lone Mountain Ranch, LLC, owner of the surface estate overlying our Ortiz gold property, filed a lawsuit against the Company and our lessor, Ortiz Mines, Inc. The lawsuit seeks to clarify Lone Mountain Ranch's rights and obligations under the split estate regime. Specifically, Lone Mountain Ranch seeks a declaratory judgment that it may participate in permit hearings, agency proceedings, and private activities related to the permitting of the Ortiz project without being in violation of common law duties to not interfere with development of the mineral estate. The Company conducted a strategic evaluation as whether or not to continue with the Ortiz Gold Project. Given the public opposition to the Ortiz Gold Project, Santa Fe has decided not to further pursue the Ortiz Gold Project.

We are in litigation with two vendors for claims for approximately $140,400 and $125,876, respectively against us. If the Company is unsuccessful in raising additional funding, we may not be able to pay resolve these lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Item 1A. Risk Factors.”

We are in litigation with a purported royalty holder of our Summit Silver Gold Project. The purported royalty holder is seeking $500,000 in past due royalty payments and a return of the Summit mine. The Company believes that it has valid defenses against the claims is filed numerous counter-claims and cross-claims seeking damages significantly in excess of $500,000. If the Company is unsuccessful in the litigation or in raising additional funding, we may not be able to resolve this lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Item 1A. Risk Factors.”

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of December 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

Except as set forth herein, as of December 31, 2014, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 22, 2014 the Company signed a $500,000 Convertible Note with an Investor and received initial consideration of $75,000, net an original issue discount (“OID) of $8,333. The conversion price of the initial tranche is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion. The shares were issued pursuant to an exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. The Company used the net proceeds for working capital.

On November 24, 2014, the Company sold 3,375,000 shares of Common Stock and issued 3,375,000 warrants expiring on December 30, 2015, giving the holder the right to purchase common stock at $0.06 per share, to an accredited investor and received net cash proceeds of $202,500. The shares and warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the net proceeds for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At December 30, 2014, the Company was in default on payments totaling approximately $9.0 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). On June 30, 2013, the Company signed a Waiver of Default Letter with Waterton pursuant to which Waterton waived any defaults under the Credit Agreement. Waterton can revoke the Waiver of Default Letter at any time and note the company in default. Presently, Santa Fe is in active discussions and negotiations with several strategic and financial partners concerning the Lordsburg Copper Project and the Company is exploring financing alternatives to restart the Summit Silver-Gold Project. The Company intends to refinance or restructure all indebtedness to Waterton and Sandstorm in connection with a strategic or financing transaction. No assurances can be given that the Company’s efforts will be successful. See “Risk Factors -- In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code” in the Company’s annual report on Form 10-K for our year fiscal ended June 30, 2014.

On January 23, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Tyhee Gold Corp. (“Tyhee”), which was terminated on March 20, 2014, by the Company. The Merger Agreement provided that in the event that Tyhee failed to consummate a qualified financing of at least $20 million on or before March 15, 2014, then we could elect to terminate the Merger Agreement. The Merger Agreement provides that Tyhee shall promptly pay to us “break fee” of $300,000 due to failure to timely consummate a qualified financing by March 15, 2014. Tyhee has failed to pay the $300,000 break-fee. In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3.0 million to Santa Fe in accordance with the terms thereof. Tyhee advanced Santa Fe only $1,745,092 of principal and accrued interest under the Bridge Loan. The Bridge Loan bears interest at a rate of 2.0% per month. Tyhee has provided Santa Fe with notice of default under the Bridge Loan Agreement. Santa Fe believes that it has significant claims against Tyhee, including claims relating to Tyhee’s failure to pay the $300,000 break-fee, Tyhee’s failure to fully fund the Bridge Loan Agreement, Tyhee’s breach of its Confidentiality Agreement with Santa Fe, Tyhee’s tortious interference with Santa Fe’s contractual relationships and Tyhee’s tortious interference with Santa Fe’s prospective economic advantage.

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation ("Canarc") dated July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $200,000 to the Company. The loan was due and payable on January 15, 2015. Santa Fe believes that it has significant legal claims against Canarc and two of its officers and directors who contemporaneously served as officers and directors of Santa Fe.

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

Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended December 31, 2014 are as follows:

Item	Summit Mine 29-02356	Banner Mill 29-02357
Section 104 S&S Citations	0	0
Section 104(b) Orders	0	0
Section 104(d) Citations and Orders	0	0
Section 110(b)(2) Violations	0	0
Section 107(a) Orders	0	0
Total Dollar Value of MSHA Assessments Proposed	0	0
Total Number of Mining Related Fatalities	0	0
Received Notice of Pattern of Violations Under Section 104e	No	No
Received Notice of Potential to Have Pattern Under Section 104e	No	No
Legal Actions Pending as of Last Day of Period	0	0
Legal Actions Initiated During Period	0	0
Legal Actions Resolved During Period	0	0

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

Date: February 23, 2015	/s/ Jakes Jordaan
Jakes Jordaan
Chief Executive Officer, President, and Director