Form 10-Q
period 2015-03-31
Santa Fe Gold CORP
filed 2015-05-20
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 139,596,648 shares outstanding as of May 18, 2015.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,876	$83,825
Accounts receivable	-	14,267
Inventory	-	40,000
Prepaid expenses and other current assets	239,008	247,069
Total Current Assets	348,884	385,161
MINERAL PROPERTIES	599,897	599,897

PROPERTY, PLANT AND EQUIPMENT, net of depreciation of $14,830,582 and $11,162,024, respectively	17,808,508	19,255,682
OTHER ASSETS:
Restricted cash	231,716	231,716
Mogollon option costs	-	876,509
Deferred financing costs, net	69,517	99,310
Total Other Assets	301,233	1,207,535
Total Assets	$19,058,522	$21,448,275

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,645,394	$3,659,848
Accrued liabilities	8,510,235	8,024,162
Derivative instrument liabilities	1,247,780	292,124
Senior subordinated convertible notes payable, current portion, net of discounts of $-0- and $17,937, respectively	3,448,710	432,063
Notes payable, current portion	9,388,488	9,200,666
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	29,600,480	24,968,736
LONG TERM LIABILITIES:
Senior subordinated convertible notes payable, net of current portion and net of discounts $-0-.	-	3,673,527
Convertible notes, net of discounts of $206,101	5,010	-
Asset retirement obligation	245,494	241,079
Total Liabilities	29,850,984	28,883,342
STOCKHOLDERS' (DEFICIT) :
Common stock, $.002 par value, 300,000,000 shares authorized; 139,596,648 and 127,229,228 shares issued and outstanding, respectively	279,194	254,459
Stock subscription	50,000	-
Additional paid in capital	79,497,992	78,292,962
Accumulated (deficit)	(90,619,648)	(85,982,488)
Total Stockholders' (Deficit)	(10,792,462)	(7,435,067)
Total Liabilities and Stockholders' (Deficit)	$19,058,522	$21,448,275

The accompanying notes are an integral part of the unaudited consolidated financial statements.

3

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

SALES, net	$-	$(205,761)	$64,389	$2,013,496

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	-	40,000	3,213,205
Exploration and other mine related costs	(13,079)	503,226	1,223,431	737,403
General and administrative	368,904	1,038,668	1,545,788	2,942,713
Depreciation and amortization	482,463	541,928	1,447,175	1,977,247
Impairment of idle equipment	-	761,928	-	761,928
Gain on dosposition of assets	-	(134,995)	-	(134,995)
Accretion of asset retirement obligation	1,501	-	4,415	1,203
Total Operating Costs and Expenses	839,789	2,710,755	4,260,809	9,498,704

LOSS FROM OPERATIONS	(839,789)	(2,916,516)	(4,196,420)	(7,485,208)

OTHER INCOME (EXPENSE):
Miscellaneous income	-	-	-	13,387
Gain on debt extinguishment	-	615,781	62,940	615,781
Foreign currency translation	210,759	(237,403)	761,839	12,774
(Loss) gain on derivative instrument liabilities	(866,827)	134,138	(780,656)	279,513
Accretion of discounts on notes payable	(3,688)	(10,761)	(22,947)	(31,094)
Financing costs - commodity supply agreements	1,087	(251,739)	758,852	(736,384)
Finance charges	(6)	-	(25,034)	-
Interest expense	(375,400)	(319,508)	(1,195,734)	(1,000,243)
Total Other (Expense)	(1,034,075)	(69,492)	(440,740)	(846,266)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,873,864)	(2,986,008)	(4,637,160)	(8,331,474)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	(1,873,864)	(2,986,008)	(4,637,160)	(8,331,474)
OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-	-	-	-

NET COMPREHENSIVE (LOSS)	$(1,873,864)	$(2,986,008)	$(4,637,160)	$(8,331,474)

Basic and Diluted Per Share data Net (Loss) - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)

Weighted Average Common Shares Outstanding: Basic and diluted	138,396,648	124,595,483	134,221,627	119,897,516

The accompanying notes are an integral part of the unaudited consolidated financial statements.

4

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,637,160)	$(8,331,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,447,175	1,977,247
Stock-based compensation	423,227	405,851
Accretion of discount on notes payable	22,947	31,094
Accretion of asset retirement obligation	4,415	1,203
Financing costs - commodity supply agreements	(755,852)	-
Loss (gain) on derivative instruments	780,656	(279,513)
(Gain) on disposal of assets	-	(134,995)
(Gain) on debt extinguishment	(62,940)	(615,781)
Impairment of idle equipment	-	761,928
Amortization of deferred financing costs	29,793	176,607
Foreign currency translation	(761,839)	(12,774)
Net change in operating assets and liabilities:
Accounts receivable	14,267	273,797
Inventory	(127,320)	122,558
Prepaid expenses and other current assets	175,381	79,568
Mogollon option costs	876,509	(102,245)
Accounts payable and accrued liabilities	1,661,470	2,771,808
Net Cash Used in Operating Activities	(909,271)	(2,875,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	464,500
Purchase of property, plant and equipment	-	(201,940)
Net Cash Provided by Investing Activities	-	262,560
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	175,000	1,250,000
Proceeds from issuance of stock	502,500	-
Proceeds from notes payable	200,000	-
Proceeds from stock subscription	50,000	-
Meger advance	20,000	1,811,311
Payments on notes payable	(12,178)	(153,080)
Net Cash Provided by Financing Activities	935,322	2,908,231
INCREASE IN CASH AND CASH EQUIVALENTS	26,051	295,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,825	115,094
CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,876	$410,764

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$473	$30,463
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for convertible note and accrued interest	$-	$1,263,930
Stock issued for acrued wages and professional fees	$200,000	$-
Stock issued for debt conversion	$104,038	$-
Insurance financed with note payable	$-	$37,074

The accompanying notes are an integral part of the unaudited consolidated financial statements.

5

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

Presently, Santa Fe is in active discussions and negotiations with several strategic and financial partners concerning the Lordsburg Copper Project and the Company is exploring financing alternatives to restart the Summit Silver-Gold Project. No assurances can be given that the Company’s efforts will be successful. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014, included in the Company’s Annual Report on Form 10-K, filed with the Security Exchange Commission on October 22, 2014, and amended on October 23,2014. See “Risk Factors -- In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code” in the Company’s annual report on Form 10-K for our year fiscal ended June 30, 2014.

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

The Company has incurred a loss of $4,637,160 for the nine months ended March 31, 2015. At March 31, 2015, the Company had a total accumulated deficit of $90,619,648 and a working capital deficit of $29,251,596. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. On November 8, 2013 the Company suspended all mining operations and placed the mine and mill on a care and maintenance program. For the three months ended March 31, 2015, the Company did not engage in any mining activities and did generate any sales. The Company is currently working to restructure its debts and obtain adequate capital to restart operations in the Company’s fiscal 2015 year.

At March 31, 2015, the Company was in default on payments totaling approximately $9.3 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value, L.P. (“Waterton”) and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2015 and June 30, 2014, due to the relatively short-term nature of these instruments. The carrying value of the Company’s convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short term nature of these instruments.

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

Accounts Receivable

Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. In evaluating the collectability of accounts receivable, the Company analyzes past results and identifies trends for each major payer source of revenue for the purpose of estimating an allowance for doubtful accounts. Data in each major payer source are regularly reviewed to evaluate the adequacy of the allowance, and actual write-offs are charged against the allowance. There was no allowance for doubtful accounts as of March 31, 2015 and June 30, 2014.

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for Waterton’s waiver for non-payment under the Senior Secured Gold Stream Agreement. The transfer of the accounts receivable to Waterton are to be treated as payment towards outstanding interest amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The valuation of receivables sold under the Letter was finalized at $1,018,056. Additionally, $813,919 of collected accounts receivable sold to Waterton still remains to be remitted to them and is recorded in Accrued Liabilities at March 31, 2015.

Inventory

Major types of inventories include ore stockpile inventories, in-process inventories, siliceous flux material inventories and concentrate inventories. Inventories are carried at the lower of average cost or net realizable value. The net realizable value of ore stockpile inventories and in-process inventories represents the estimated future sales price of the product based on current and future metals prices, less the estimated costs to complete production and bring the product to sale. Concentrate inventories and siliceous flux material inventories are carried at the lower of full cost of production or net realizable value based on current and future metals prices. Write-downs of inventory are reported as a component of costs applicable to sales. The Company has no inventories at March 31, 2015.

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

As of March 31, 2015, and in light of current financing dialog with various potential strategic and financing sources, no events or circumstances have happened to indicate the related carrying values of long-lived assets may not be recoverable.

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

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based upon when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. As of March 31, 2015 and June 30, 2014, the Company had a reclamation obligation totaling $245,494 and $241,079, respectively.

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

Net Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and nine month periods ended March 31, 2015 and 2014, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	March 31,	June 30,
	2015	2014
Interest	$2,630,315	$1,572,298
Vacation	57,601	57,602
Deferred and accrued payroll burden	236,939	133,890
Franchise taxes	8,695	8,503
Royalties	732,293	690,358
Merger costs, net	269,986	269,986
Other accrued expenses	446,232	133,958
Audit and accounting	31,749	111,825
Debt settlement	-	106,977
Property taxes	46,184	135,000
Receivables due Waterton	813,919	813,919
Commodity supply agreements	3,236,322	3,989,846
	$8,510,235	$8,024,162

(See NOTE 9 – CONTINGENCIES AND COMMITMENTS, regarding further details of Commodity supply agreements.)

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instrument liabilities at March 31, 2015, was determined to be $1,247,780 with the following assumptions: (1) risk free interest rate of 0.20% to 0.71%, (2) remaining contractual life of 0.75 to 2.46 years, (3) expected stock price volatility of 185.45% to 233.48%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the nine months ended March 31, 2015, of $780,656 and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	(Loss)for
	Liability as of	Liability as of	Nine months ended
	June 30, 2014	March 31, 2015	March 31, 2015

Warrants	$292,124	$1,247,780	$(955,656)
Amount allocated to note discount at inception			175,000
			$(780,656)

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

At March 31, 2015 and June 30, 2014 the outstanding principal balance on the senior subordinated convertible notes, was $450,000 and along with any unamortized discount is classified as current. The notes are currently due.

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

On March 31, 2015, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,998,710 and accrued interest was $436,642.

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

The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method.. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $68,969 in the period ending December 31, 2014.

On February 25, 2015 a second Consideration tranche was delivered under this Convertible Note under the same terms and conditions. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $54,427 in the current period.

The conversion price is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion.

On January 15, 2015 the Company signed a $250,000 Convertible Note with an Investor and received a Consideration of net proceeds $50,000, net an original issue discount (“OID) of $5,556. The Consideration on the Note has a Maturity date of two years from payment of each Consideration and has a 10% OID component attached to it. A one- time interest charge of 12% is applied to the principal sum on the on the date of the Consideration. The Note principal and interest shall be paid at Maturity date or sooner as provided within the Note and conversion provisions. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a derivative loss of $151,671 in the current period.

The conversion price is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

The components of the all convertible notes payable at March 31, 2015 are as follows:

March 31, 2015:	Principal	Unamortized
	Amount	Discount	Net
Current portion,	$450,000	$-	$450,000
Senior current portion	2,998,710	-	2,998,710
Total current	3,448,710	-	3,448,710
Convertible notes, long term portion	211,111	(206,101)	5,010

Total convertible loans	$3,659,821	$206,101)	$3,453,720

June 30, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(17,937)	$432,063
Long-term portion, net of current	3,673,527	-	3,673,527

Total convertible loans	$4,123,527	$(17,937)	$4,105,590

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

On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment provided for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The Company has not made the principal payments for February 2013 or subsequent months. In addition, interest payments for the nine months ended March 31, 2015 have not been made and are included in accrued liabilities at March 31, 2015.

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

As of December 31, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. The outstanding principal balance on the note at December 31, 2014 and June 30, 2014 was $7,042,427. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and is recorded in Accrued Liabilities at March 31, 2015.

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

NOTE 7 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $220,000 to the Company. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did close under this Agreement and this amount is outstanding at March 31, 2015 and in default , with $200,000 and $20,000 in Notes Payable current portion and Accrued Liabilities, respectively.

On May 8, 2012, the Company entered into an installment sales contract for $46,379 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $4,177 and $16,354 at March 31, 2015 and June 30, 2014, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 and $398,793 at March 31, 2015 and June 30, 2014, respectively. The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale and remains unsold at March 31, 2015.

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

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	March 31,	June 30,
	2015	2014

Working capital advances,
interest at 1% per month, due January 15, 2015	$200,000	$-

Installment sales contract on equipment,
interest at 5.75%, payable in 36 monthly installments of $1,406, including
interest through June 2015.	4,177	16,354

Installment sales contract on equipment,
interest at 5.75%, payable in 48 monthly installments of $13,874, including
interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable,
Interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092

Senior Secured Gold Stream Credit Agreement, interest at
9.00% per annum, payable monthly in arrears, principal payments deferred to
July 2012; principal installments are $425,000 for July and August 2012,
$870,455 monthly for December 2012 through June 2013 and $445,450 in
July 2013; Note amended October 9, 2012, principal installments of
$1,082,955 due October 2012, $500,000 November 2012, $0 due December
2012 and January 2013, $3,852,275 February 2013, $870,455 March through
June 2013, and $445,450 in July 2013.	7,040,427	7,040,427

Total Outstanding Notes Payable	9,388,488	9,200,666
Less: Current portion	(9,388,488)	(9,200,666)
Notes payable, net of current portion	$--	$--

The aggregate maturities of notes payable as of March 31, 2015, is as follows: Year ending June 30, 2015		$9,388,488

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of March 31, 2015 and June 30, 2014 are as follows:

				Balance at March 31,
	Level 1	Level 2	Level 3	2015

Assets:	---	---	---	---
None

Liabilities:
Derivative instruments	---	---	$1,247,780	$1,247,780

				Balance at June 30,
	Level 1	Level 2	Level 3	2014
Assets:	---	---	---	---
None
Derivative instruments	---	---	$292,124	$292,124

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

A royalty expense was incurred during the nine months ended March 31, 2015 aggregating $41,935. At March 31, 2015, the Company had an accrued royalty liability of $732,293, which includes $222,362 payable to the Company’s former President and Chief Executive Officer.

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

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 at March 31, 2015, and June 30, 2014, respectively, and are reported as the completion guarantee payable.

Under the Gold Stream Agreement the Company has a recorded an obligation at March 31, 2015, of 3,709 ounces of undelivered gold valued at approximately $2.9 million, net of the Fixed Price of $400 per ounce to be received upon delivery.

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche, which was subject to several funding conditions, was earmarked to fund the strategic acquisition of Columbus. The acquisition did not occur and consequently the second tranche was not drawn down. As part of the transaction, the Company agreed pursuant to a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell refined gold and silver to Waterton for the life the Summit mine. Gold and silver subject to the agreement includes all gold and silver originating from the Summit property that is not otherwise committed to delivery to and purchased by Sandstorm, pursuant to the December 9, 2011 Gold Stream Agreement. The sales price for refined gold and silver is based upon a formulation which considers the London Bullion Market Association (“LBMA”) PM fix settlement price for each respective metal, less a discount of three percent for each metal, and a transaction cost of $1.75 per ounce for gold and $0.07 per ounce for silver. The discount on gold and silver is only applicable until and ceases after the latter of either, three years after all outstanding amounts due under the Senior Secured Gold Stream Credit Agreement have been repaid, or the date on which the Company has sold 125,000 gold equivalent ounces under the Gold and Silver Supply Agreement. The Company has a recorded obligation of $317,242 and $611,503 at March 31, 2015 and June 30, 2014, respectively, related to the Gold and Silver Supply Agreement and is recorded in Accrued Liabilities.

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

On November 24, 2014, the Company sold 3,375,000 shares to an accredited investor and received net cash proceeds of $202,500. The shares were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On February 6, 2015, the Company sold 3,000,000 shares to an accredited investor and received net cash proceeds of $300,000. The shares and warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Issuance of Warrants

During the nine months ended March 31, 2015, the Company issued 11,045,036 warrants and 12,082,457 warrants expired.

On October 22, 2014, in connection with a convertible note the Company initially issued 3,993,913 warrants expiring on October 22, 2016, giving the holder the right to purchase common stock at $0.026 per share with the note conversion. The convertible note is convertible at the lower of (a) $0.0425 or (b) 65% of the lowest trading price in the prior 25 trading days. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $143,969 and exceeded the proceeds received and a derivative expense of $68,969 was recognized and the balance was recorded as a discount to the note to be amortized over the life of the note. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.41%, (2) expected life of 2.0 years, (3) expected stock price volatility of 172.35% and (4) expected dividend yield of zero. Based on the terms of the Note, warrants available at March 31, 2015 was reduced to 2,196,071 at a conversion price of $0.0425.

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

On January 15, 2015, in connection with a second convertible note the Company initially issued 2,586,160 warrants expiring on January 15, 2017, giving the holder the right to purchase common stock at $0.02406 per share with the note conversion. The convertible note is convertible at the lower of (a) $0.125 or (b) 60% of the lowest trading price in the prior 25 trading days. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $201,671 and exceeded the proceeds received and a derivative expense of $151,671 was recognized and the balance was recorded as a discount to the note to be amortized over the life of the note. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.44%, (2) expected life of 2.0 years, (3) expected stock price volatility of 195.48% and (4) expected dividend yield of zero. Based on the terms of the Note, warrants available at March 31, 2015 was reduced to 926,765 at a conversion price of $0.06715.

On February 6, 2015, in connection with a private placement of 3,000,000 shares of the Company’s common stock, the Company issued 3,240,000 warrants expiring on February 6, 2019, giving the holder the right to purchase common stock at $0.15 per share. In the event the closing sales price of the common stock shall exceed $0.30 per share for five (5) consecutive trading days, unless exercised, the warrants shall expire upon fifteen (15) days written notice by the Company to the holder. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $281,000. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.27%, (2) expected life of 1.0 year, (3) expected stock price volatility of 229.02% and (4) expected dividend yield of zero.

On February 25, 2015, in connection with a convertible note the Company initially issued 1,307,200 warrants expiring on February 25, 2017, giving the holder the right to purchase common stock at $0.0425 per share with the note conversion. The convertible note is convertible at the lower of (a) $0.0425 or (b) 65% of the lowest trading price in the prior 25 trading days. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $155.199 and exceeded the proceeds received and a derivative expense of $105,199 was recognized and the balance was recorded as a discount to the note to be amortized over the life of the note. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.61%, (2) expected life of 2.0 years, (3) expected stock price volatility of 199.61% and (4) expected dividend yield of zero. Based on the terms of the Note, warrants available at March 31, 2015 remained at 1,307,200 at a conversion price of $0.0425.

Stock Options and the Amended and Restated Equity Incentive Plan

During the nine months ended March 31, 2015, 18,700,000 options were granted and 14,025,000 options cancelled.

Pursuant to Share Exchange Agreement with Canarc Resource Corp., the Company granted five year stock options for 7,500,000 shares of common stock at an exercise price of $0.055, the closing price on the date of grant. The stock options vest 100% upon the closing of a qualified financing. The expiry date is July 15, 2019 if a qualified financing is consummated, or October 15, 2014 if a qualified financing is not consummated by October 31, 2014. A qualified financing is debt or equity financing of at least $20.0 million. The Share Exchange Agreement provided that it will terminate, unless a closing of the transactions contemplated shall have occurred on or before October 31, 2014. The transactions did not close, and the Share Exchange Agreement terminated pursuant to its terms on October 31, 2015. The associated granted options did not vest and expired on October 15, 2014 according to the terms of the grant.

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

On January 2, 2015, the Company granted 100,000 five year options at an exercise price of $0.07 per share to each of the two directors, the closing price on the date of grant and the options vested on the date of the grant. The options were valued at $11,740 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.86%, (2) expected life of 2.5 years, (3) stock price volatility of 176.55% and (4) expected dividend yield of zero. Stock-based compensation of $11,740 was recorded during the quarter ended March 31, 2015.

In addition to options under the 2007 EIP and the Amended and Restated Equity Incentive Plan, the Company previously issued non- plan options outside of these plans, exercisable over various terms up to a maximum of ten years.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the nine months ended March 31, 2015, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2014	8,925,000	$0.24	25,283,511	$0.62
Granted	18,700,000	$0.05	11,045,036	0.08
Canceled	(14,025,000)	$0.13	---	---
Expired	---	---	(12,082,457)	$0.75
Exercised	---	---	---	---
Outstanding at March 31, 2015	13,600,000	$0.10	24,246,090	$0.32

Stock options and warrants outstanding and exercisable at March, 31, 2015, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	11,000,000	11,000,000	3.67	$0.05	$0.0425	3,503,271	3,503,271	1.69	$0.0425
$0.07	200,000	200,000	4.76	$0.07	$0.06	3,375,000	3,375,000	0.5	$0.06
$0.08	400,000	400,000	3.79	$0.08	$0.067	926,765	926,765	1.80	$0.067
$0.14	600,000	600,000	3.35	$0.14	$0.15	3,240,000	3,240,000	3.89	$0.15
$0.32	450,000	450,000	2.76	$0.32	$0.38	523.434	523.434	2.46	$0.38
$0.36	700,000	700,000	2.76	$0.36	$0.40	10,744,286	10,744,286	2.36	$0.40
$1.00	250,000	250,000.04		$1.00	$0.87	500,000	500,000	1.34	$0.87
	--	--			$1.00	600,000	600,000	1.61	$1.00
	--	--			$1.50	833,334	833,334	0.75	$1.50
	13,600,000	13,600,000				24,246,090	24,246,090

	Outstanding Options		3.53	$0.10	Outstanding Warrants			2.13	$0.32

	Exercisable Options		3.53	$0.10	Exercisable Warrants			2.13	$0.32

As of March 31, 2015, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $1,873,126 and the aggregate intrinsic value of currently exercisable stock options and warrants was $1,873,126. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.1483 closing stock price of the common stock on March 31, 2015.

The total intrinsic value associated with options exercised during the six months ended March 31, 2015, was $-0-. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total fair value of options and warrants granted during the nine months ended March 31, 2015, was approximately $1,329,444. The total grant-date fair value of option and warrant shares vested during the nine months ended March 31, 2015, was $1,329,144.

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

We are in litigation with a purported royalty holder of our Summit Silver Gold Project. The purported royalty holder is seeking $500,000 in past due royalty payments and a return of the Summit mine. The Company believes that it has valid defenses against the claims has filed numerous counter-claims and cross-claims seeking damages significantly in excess of $500,000. If the Company is unsuccessful in the litigation or in raising additional funding, we may not be able to resolve this lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Risk Factors.”

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

The following discussion summarizes the results of our operations for the three and nine month periods ended March 31, 2015, and compares those results to the three and nine month periods ended March 31, 2014. It also analyzes our financial condition at March 31, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended June 30, 2014 and 2013 and Notes to the audited financial statements, in our Form 10-K for our fiscal year ended June 30, 2014.

The discussion also presents certain Non-GAAP performance measures that are important to management in its evaluation of our operational results and which are used by management to compare our performance with that of comparable peer group mining companies. For a detailed description of each of the Non-GAAP financial measures, please see discussion under Non-GAAP Measures.

Overview

In April 2012, the Company commenced commercial production at the Summit silver–gold mine. On November 8, 2013, mining operations were suspended at the Summit Silver-Gold Project and the project was placed on “care-and-maintenance.” As such, we had no mining or milling operations during the three and nine month periods ended March 31, 2015.

During our nine month period ended March 31, 2015, we generated sales of $64,389 and incurred a net loss of $4,637,160, as compared to the nine month period ended March 31, 2014, in which we generated sales of $2,013,496 and incurred a net loss of $8,331,474.

In order to fund operations during the three month period ended March 31, 2015, we relied on proceeds from the sale of 3,000,000 shares of common stock to an accredited investor for net cash proceeds of $300,000 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder. We also received $100,000 from two convertible notes.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

We have a total accumulated deficit of $90,619,648 at March 31, 2015. To continue as a going concern, we are dependent on raising additional capital, consummating a strategic transaction and restructuring our indebtedness with our senior lenders. However, although we are in active discussions and negotiations with several potential strategic or financial partners, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable to us. In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.

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

At March 31, 2015, we have a total accumulated deficit of $90,619,648 and have a working capital deficit of $29,251,596. To continue as a going concern, we are dependent on raising additional capital, consummating a strategic transaction and restructuring our indebtedness with our senior lenders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See “-- Liquidity and Capital Resources; Plan of Operation.”

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

As of March 31, 2015, we had cash of $109,876 as compared to $83,825 at June 30, 2014 and we had a working capital deficit of $29,251,596. Also, our accumulated deficit increased to $90,619,648. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At December 31, 2014 we were in arrears on payments totaling approximately $9.3 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm.

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

RESULTS OF OPERATIONS

Overview

In November 2013, we placed our Summit mine and Lordsburg mill on “care-and-maintenance.” As such, during the three and nine months ended March 31, 2015, we did not engage in any mining activities at the Summit mine and did not operate the Lordsburg mill. We did not have any sales and did not incur any associated mine operating costs during the three months ended March 31, 2015.

Operating Results for the Three Months Ended March 31, 2015 and 2014

Sales, net

During the three months ended March 31, 2015, we had o sales, compared to $(205,761) in price adjustments of precious metals and related refining costs. We suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

Costs applicable to sales

During the three months ended March 31, 2015, as we had zero sales and we had no associated costs of sales and corresponds with our decision to temporarily suspend all mining operations in early November 2013.

Exploration

Exploration and other mine related costs were $(13,079 for the three months ended March 31, 2015, as compared to $503,226 for the comparable period of measurement, a decrease of $516,305. corresponds with our decision to temporarily suspend all mining operations in early November 2013.

General and Administrative

General and administrative expenses decreased to $368,904 for the three months ended March 31, 2015, from $1,038,668 for the comparative three month period ended March 31, 2014, a decrease of approximately $669,764, or 64%. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, professional fees relating to the transactions contemplated by the Canarc Share Exchange Agreement, which agreement expired in October 2014, marketing and investor relations, and travel costs. The decrease is mainly attributable to cutbacks in current operations due to the Company’s decision to suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program and cutbacks at the administrative support office including cancellation of the office lease.

Depreciation and Amortization

Depreciation and amortization expense decreased to $482,463 for the three months ended March 31, 2015, as compared to $541,928 for the three months ended March 31, 2014. The decrease of $59,465 in the current period is attributable reduced depreciation on fully depreciated equipment and the return of a large piece of equipment to the vendor for sale also contributed to the decrease.

Other Income and Expense

Other expense for the three months ended March 31, 2015, was $(1,034,075) as compared to $(69,492) for the three months ended March 31, 2014, an increase in other expense of approximately $964,583. The net increase in other expense for the three months ended March 31, 2015, compared to the same comparable period in 2014, is mainly comprised of the following components: a decrease gain on extinguishment of debt of $615,781; an increased loss on derivative instrument liabilities of approximately $1,000,965 and increased interest expense of $55,892. These increased other expense items were offset by an increased gain recognized on foreign currency translation of approximately $448,162 and a reduction in financing costs – commodity supply agreements of $252,826. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

Foreign currency translation gain

For the three months ended March 31, 2015, the foreign currency translation gain totaling $210,759 related to the ICS Secured convertible note was recorded. On March 31, 2015, the total outstanding balances on all of the IGS Secured Convertible Notes totaled $3,180,840, which are denominated in Australian dollars (A$). This gain was the result of an increase in the US$ relative to the A$ during the three month periods.

Gain (Loss) on Derivative Financial Instruments

For the three months ended March 31, 2015, the loss on derivative financial instruments totaled $(866,827), as compared to a gain of $134,138 for the three months ended March 31, 2014. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Interest expense

For the three months ended March 31, 2015, interest expense totaled $375,409 as compared to $319,508 for the three months ended March 31, 2014. The increase of approximately $55,892 is mainly attributable to the Tyhee note payable outstanding in the current period of measurement and a note payable pursuant to Share Exchange Agreement Exchange Agreement with Canarc Resource Corp. This was offset by interest in the comparable period a on a convertible note that was converted in March 2014.

Operating Results for the Nine Months Ended March 31, 2015 and 2014

Sales, net

During the nine months ended March 31, 2015, we sales of $64,389, compared to $2013,496 in concentrate and flux sales, net of treatment charge, a decrease of $1,949,107. The change is the result of a drop-off in production as we suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

Costs applicable to sales

During the nine months March 31, 2015, we had associated costs of sales of $40,000 as compared to costs applicable to sales of $3,213,205 for the same comparable period in 2014. The decrease of $3,173,205 for the period corresponds with our decision to temporarily suspend all mining operations in early November 2013.

Exploration

Exploration and other mine related costs were $1,223,431 for the nine months ended March 31, 2015, as compared to $737,403 for the comparable period of measurement, an increase of $486,028. The increase in the current period of measurement is primarily attributable to the write-off of options payments totaling $876,509, which relate to the expiration of the Mogollon option agreement and offset by cost reductions with our decision to temporarily suspend all mining operations in early November 2013.

General and Administrative

General and administrative expenses decreased to $1,545,788 for the nine months ended March 31, 2015, from $2,942,713 for the comparative nine month period ended March 31, 2014, a decrease of approximately $1,396,925, or 47%. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees , professional fees relating to the transactions contemplated by the Canarc Share Exchange Agreement, which agreement expired in October 2014, marketing and investor relations, and travel costs. The decrease is mainly attributable to cutbacks in current operations due to the Company’s decision to suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program and cutbacks at the administrative support office including cancellation of the office lease.

Depreciation and Amortization

Depreciation and amortization expense decreased to $1,447,175 for the nine months ended March 31, 2015, as compared to $1,977,247 for the nine months ended March 31, 2014. The decrease of $530,072 in the current period is attributable primarily to the decrease in production and a corresponding decrease in the amortization of mine development costs, which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment and the return of a large piece of equipment to the vendor for sale also contributed to the decrease.

Other Income and Expense

Other income and (expenses) for the nine months ended March 31, 2015, was $(440,740) as compared to $(846,266) for the nine months ended March 31, 2014, a decrease in other expense of approximately $405,526. The net decrease in other expenses for the nine months ended March 31, 2015, compared to the same comparable period in 2014, is mainly comprised of the following components: increased gain on foreign currency translation of $749,065 and an increased gain recognized on financing costs – commodity supply agreements of approximately $1,495,236. These increased other income items were offset by a decrease gain on extinguishment of debt of $552,841; an increased loss on derivative instrument liabilities of approximately $1,060,169; an increase in finance charges of $25,034, and an increase in interest expense of approximately $195,491. Further information regarding the changes in the various components of Other Income and Expenses is discussed in the categories below.

Foreign currency translation gain

For the nine months ended March 31, 2015, the foreign currency translation gain totaling $761,839 related to the ICS Secured convertible note. On March 31, 2015, the total outstanding balances on all of the IGS Secured Convertible Notes totaled $3,180,840, which are denominated in Australian dollars (A$). This gain was the result of an increase in the US$ relative to the A$ during the nine month periods,

Gain (Loss) on Derivative Financial Instruments

For the nine months ended March 31, 2015, the loss on derivative financial instruments totaled $(780,565), as compared to a gain of $279,513 for the nine months ended March 31, 2014. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, changes in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Interest expense

For the nine months ended March 31, 2015, interest expense totaled $1,195,734 as compared to $1,000,243 for the nine months ended March 31, 2014. The increase of approximately $195,491 is mainly attributable to the Tyhee note payable outstanding in the current period of and a note payable pursuant to Share Exchange Agreement Exchange Agreement with Canarc Resource Corp. This was offset by interest in the comparable period a on a convertible note that was converted in March 2014.

Production Statistics, Sales Statistics, and Cash Costs

We temporarily suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program. As such, for the nine months ended March 31, 2015, we had no mining operations.

PRODUCTION STATISTICS

	9 Months	9 Months
	Ended	Ended
	3/31/15	3/31/14
Production Summary
Tons Processed	---	15,726
Tons Processed per Day	---	125

Grade
Average Gold Grade(oz./ton)	---	0.093
Average Silver Grade(oz./ton)	---	3.878

Contained Metals
Gold (Oz.'s)	---	1,431
Silver (Oz's.)	---	59,789

SALES STATISTICS

	9 Months	9 Months
	Ended	Ended
	3/31/15	3/31/14
Average metal prices - Realized
Gold (Oz's.)	$1,256	$1,266
Silver (Oz's.)	$19	$22

Payable metals sold
Gold (Oz.'s)	34	938
Silver (Oz's.)	1,768	47,658

Gold equivalent ounces sold
Gold Ounces	34	938
Gold Equivalent Ounces from Silver	27	764
Total Gold Equivalent Ounces	61	1,702

Sales (in thousands):
Gross before provisional pricing	$76	$2,469

Provisional pricing mark-to-market	(9)	(161)
Gross after provisional pricing	67	2,308
Treatment and refining charges	(3)	(88)
Net Revenues	$64	$2,220

Average realized price per gold equivalent ounce:
Gross before adjustments	$1,230	$1,451
Provisional pricing mark-to-market	(120)	(95)
Gross after provisional pricing	1,110	1,356
Treatment and refining charges	(54)	(52)
Net realized price per gold equivalent ounce	$1,056	$1,304

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

CASH COST STATISTICS

		9 Months	9 Months
		Ended	Ended
		3/31/15	3/31/14
Total Gold Equivalent Ounces Sold		61	1,702

Costs applicable to sales		$40,000	$3,213,205
Treatment & Refining Charges		$5,383	$88,485
Royalties		$29,642	$130,024
Resource Taxes	$	---	$16,756
Total Operating Cash Costs		$75,025	$3,448,471

Operating Cash Cost per Gold Equivalent Ounce Sold		$1,230	$2,026

Operating Cash Costs		$75,025	$3,448,471
Royalties		$(29,642)	$(130,024)
Resource Taxes	$	---	$(16,756)
Total Cash Costs		$45,383	$3,301,690
Total Cash Cost per Gold Equivalent Ounce Sold		$744	$1,940

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of Santa Fe Gold’s Form 10-K for the fiscal year ended June 30, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that our disclosure controls and procedures are effective in alerting management on a timely basis to material information required to be disclosed in our periodic reports. Under the supervision of, and the participation of our management, our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, has conducted an evaluation of our disclosure controls and procedures as of March 31, 2015. This evaluation included certain areas in which we have made, and are continuing to make, changes to improve and enhance controls.

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

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except as set forth herein, as of March, 31, 2015, there have not been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2015 the Company signed a $250,000 Convertible Note with an Investor and received a Consideration of net proceeds $50,000, net an original issue discount (“OID) of $5,556. The Consideration on the Note has a Maturity date of two years from payment of each Consideration and has a 10% OID component attached to it. A one- time interest charge of 12% is applied to the principal sum on the on the date of the Consideration. The shares were issued pursuant to an exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. The Company used the net proceeds for working capital.

On February 6, 2015, the Company sold 3,000,000 shares to an accredited investor and issued 3,240,000 warrants expiring on February 6, 201, giving the holder the right to purchase common stock at $0.15 per share, to an accredited investor and received net cash proceeds of $300,000. In the event the closing sales price of the common stock shall exceed $0.30 per share for five (5) consecutive trading days, unless exercised, the warrants shall expire upon fifteen (15) days written notice by the Company to the holder. The shares and warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the net proceeds for working capital.

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

Specified disclosures relating to The Act and pertaining to the Summit Mine for the three months ended March 31, 2015 are as follows:

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

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     (a)     The following exhibits are filed as part of this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2015	/s/ Jakes Jordaan
Jakes Jordaan
Chief Executive Officer, President, and Director