Form 10-K
period 2015-06-30
Santa Fe Gold CORP
filed 2017-06-30
CIK 851726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to _________

Commission File No. 001-12974

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3544 Rio Grande Blvd., NW, Albuquerque, NM 87107

(Address of principal executive offices, Zip Code)

 (505)255-4852

 (Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Exchange Act:

 None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of voting common shares held by non-affiliates of the registrant on second fiscal quarter ended December 31, 2015, was approximately $170,949 based on the last reported sale price of the registrant’s common stock as reported on the OTC Marketplace operated by OTB Market Group, Inc. on December 31, 2015.

As of June 28, 2017, there were 270,171,343 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

• our growth strategies,;

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

 As a consequence of chronic underfunding, constrained liquidity, an overly-leveraged balance sheet, operational and management challenges and declining precious metals prices, for the past several years Santa Fe have pursued a strategic or financial partner.  In this regard, Santa Fe has entered into three strategic transactions, all of which were subject to certain customary conditions, but unfortunately, they all failed in resolving the issues of Santa Fe Gold.

 At this time, each of the projects is non-operational, because of the lack the funding to conduct additional technical work, including drilling and sampling, to reclassify some of the mineralized material at the Summit Project as “reserves,” and to restart any mining, milling, or processing activities. Consequently, there was no way of generating income. With no available cash or even the prospect of generating cash flow, we faced multiple threats, including, without limitation, litigation with the Summit Mine royalty holder for past due royalties, collection efforts of a judgment creditor, and defaults under numerous debt instruments including, without limitation, the Pre-Petition Credit Agreement and the Sandstorm Gold Supply Agreement. In light of these challenges, along with their failed restructuring efforts to date, Santa Fe have determined that they have no choice but to aggressively pursue and consider all possible transaction scenarios. Most recently, Santa Fe began working with Canaccord Genuity, Inc. (“Canaccord”) as their investment banker to assist with these efforts.  Their role has included negotiating with interested parties, preparing for and initiating marketing efforts, and facilitating due diligence requests for the sale of all assets.

 In August 2015 the Company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW). In the declaration of our CEO on the petition he states: “On the date hereof (the “Petition Date”), the Debtors filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”). As discussed, the Debtors’ primary objective in commencing these Chapter 11 cases is to pursue an expedited sale of their assets in order to maximize value for all shareholders.”  See NOTE 19 – CHAPTER 11 and 363 ASSET SALE to the financial statements for more information.

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

      The purpose of the Share Exchange is to facilitate a significant turnaround for Santa Fe and a material new opportunity for Canarc driven by the appointment of Canarc nominees to the Santa Fe management team and Board of Directors, the re-capitalization of Santa Fe, the re-structuring of Santa Fe secured debt and re-development of its Summit gold-silver mine in New Mexico to production while preserving Santa Fe’s net operating loss carry-forwards totaling in excess of $88 million. The Agreement contains representations, warranties, conditions and covenants of the parties customary for transactions of this type.

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

      Because Euro Pacific failed to raise any capital pursuant to its best-efforts placement agreement, and because the gold and silver prices have declined sharply in recent months, the Company changed its operational strategy from a mine restart plan to a resource drilling and engineering program. Presently, in light of recent historical operational results, combined with lower metal prices, the Company is reporting no reserves for the Summit property. As such, the Company’s strategy was to conduct additional technical work, including drilling and sampling, to reclassify some of the mineralized material at the Summit project as reserves.

      Santa Fe’s management and independent special committee have both discussed this change in strategy with Santa Fe’s senior secured creditor, Waterton Global Value, L.P. (“Waterton”). Waterton has indicated support for the Company’s resource drilling strategy. In this regard, Santa Fe is attempting to generate and evaluate several term sheets to provide necessary funding for its revised work program. No assurances can be given that funding for the program will be secured or that the program will be successful.

 The Share Exchange Agreement provided that it would terminate, unless a closing of the transactions contemplated occurred on or before October 15, 2014. Since the transactions did not close, the Share Exchange Agreement terminated pursuant to its terms on October 15, 2014.

In connection with the strategic Share Exchange:

• Santa Fe’s senior secured creditors, Waterton, Sandstorm Gold Ltd. and Sandstorm Gold (Barbados) Ltd. (“Sandstorm”) entered into respective agreements that demonstrate that they are supportive of the share exchange transaction and that they are amenable to restructuring collectively approximately $20 million of Santa Fe indebtedness. These restructuring agreements are conditional upon the consummation of the transactions contemplated by the Share Exchange Agreement by October 15, 2014. Since Euro Pacific did not raise any funds for Santa Fe pursuant to the terms of the best-efforts placement agency agreement, the transactions contemplated by the Share Exchange Agreement will not likely be consummated by October 15, 2014. Santa Fe has informed Waterton of this development and its revised operation strategy to complete a resource drilling and engineering program at its Summit mine. Waterton has expressed its support for such a program. However, Waterton can revoke its support at any time and notice Santa Fe in default.

• Mr. Bradford Cooke, Chairman and Founder of Canarc and Founder and CEO of Endeavour Silver Corp. (NYSE:EXK TSX:EDR) was appointed as Chairman of Santa Fe and Santa Fe’s board of directors.

• Canarc CEO, Catalin Chiloflischi has been appointed President and Chief Executive Officer and Director of Santa Fe and Canarc Chief Operating Officer, Garry Biles has been appointed Chief Operating Officer of Santa Fe.

      If the transaction contemplated by the Share Exchange Agreement is not consummated and a superior strategic relationship is not available to Santa Fe, or if the Company fails to restructure or refinance its secured indebtedness with Waterton and Sandstorm (the “Debt Restructurings”), or should any of such indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will be forced to seek relief under Chapters 11 or 7 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). See Item 1A, “Risk Factors - In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.”

 On July 17, 2014, in connection with the Share Exchange Agreement, the Company filed a Form 8-K, which disclosed the Company’s agreement with Canarc that “until the closing of the proposed gold bond financing Messrs. Cooke, Chiloflischi and Biles will be serving without any cash compensation.” On October 3, 2014, Canarc sent an invoice for payment of “allocated” Canarc salaries and expenses for Messrs. Cooke, Chiloflischi, Biles management and expenses fees in the amount of $98,782. After consultation with the Company’s corporate counsel, the Audit Committee determined that Canarc’s demand for payment of such fees was without any valid basis and contradicts the Company’s public disclosures. The Company informed Canarc that the Company cannot accept such invoice from Canarc. In response, Mr. Cooke, Chairman of both the Company and Canarc, demanded that unless the Company accepts Canarc’s invoice, Canarc will terminate the share exchange agreement now and litigate. The Company has informed Canarc that it cannot accept Canarc’s invoice. Subsequently, Canarc has withdrawn the invoice as well as its litigation and termination threats. However, conflicts of interests exist among Canarc affiliated members of the board of directors, on the one hand, and Santa Fe and its stockholders, on the other hand. See Risk Factors -- Conflicts of interest exist among the Company, members of our management team and directors affiliated with Canarc. Canarc affiliated members of our management team and two of our directors owe fiduciary duties to both the Company and Canarc, which may permit them to favor Canarc’s interests to the detriment of Santa Fe and its stockholders.”  Canarc and its management were unable to secure the promised funding and they all resigned from their respective positions at Santa Fe Gold and our agreement was terminated on October 15, 2014

Competitive Business Conditions

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

Government Regulation

 Our mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, and the State of New Mexico, which govern mining, milling, prospecting, development, production, exports, taxes, labor standards, occupational health, and waste disposal, protection of the environment, mine safety, hazardous substances and other matters. For our Summit Project, we have obtained or have pending applications for those licenses, permits or other authorizations currently required conducting our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

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

 During our fiscal year ended June 30, 2015, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

Significant Developments in Fiscal 2015

Suspension of Mining Operations.

 On November 8, 2013, the Company suspended all mining operations and placed its Summit mine and mill on a care and maintenance program due to significant operating losses and a lack of working capital and remained that way for fiscal 2015.

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

 In connection with the Merger, Tyhee advanced only $1,745,092 under a $3 million bridge loan agreement, which is presently due and payable. On March 23, 2014, the Company announced that it had terminated the Merger Agreement as a result of Tyhee’s failure to close the Qualified Financing of $20 million and that it demanded payment from Tyhee of a $300,000 break-fee that Tyhee was obligated to pay. Tyhee has not paid $300,000 the break-fee. Tyhee has not advanced any additional funds under Bridge Loan and has given notice to Santa Fe that Santa Fe in default under the Bridge Loan. Tyhee has demanded that Santa Fe repay the amounts advanced $1,745,082 to Santa Fe together with accrued interest and other costs. Tyhee has not paid the $300,000 break fee to Santa Fe as required by the Merger Agreement. Also, Tyhee has failed to return Santa Fe’s confidential information pursuant to the terms of a Confidentiality Agreement between Santa Fe and Tyhee. Santa Fe has commenced legal action against Tyhee and its chief executive officer for injunctive relief and conversion of Santa Fe’s confidential information.

Amendment and Restated Mogollon Option Agreement

 Due to lack of funding Santa Fe Gold did elect not making the final payment on or before June 30, 2015 and let the agreement with the last amendment from June 28, 2013 expire without further payments or obligations.

Waterton

      On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. The transfer of the accounts receivable to Waterton were to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market price adjustments and final settlement of the invoices. The valuation of receivables under the Letter was $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable was reduced by $116,693 and the principal portion of the note was reduced by $768,263, while the remaining $168,643 has been recorded as financing costs in interest expense at June 30, 2013. On September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. During the current fiscal year ended additional adjustments were made to the outstanding obligation by Waterton which included various Agreement penalties.  The outstanding principal balance after these adjustments at June 30, 2015 was $7,755,685 and accrued interest was $4,565,466. See ITEM 7: Liquidity and Capital Resources; Plan of Operation.

Employees

 As of June 30, 2015, we had five employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Office Facilities

 Our principal executive offices are located at 3544 Rio Grande Blvd. NW, Albuquerque, NM 87107. Our telephone number is (505) 255-4852.

Gold Price History

 Not applicable at this time.

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

 Since our inception in 1991, we have not been profitable. As of June 30, 2015, our total accumulated deficit was approximately $102.4 million. In November 2013, we suspended mine and mill operations at our Summit mine and Banner mill due to operating losses and a lack of operating capital. We placed the Summit mine and mill on a care and maintenance program. The Summit mine operations remain suspended pending placement of sufficient funds to restart development and bring the operation to full and sustained production. We ceased mining operations at our Black Canyon mica property in 2002 after unsuccessful attempts to begin profitable operations.

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

 We have established only limited mineralized materials at our Summit silver-gold property, and we have foregone the opportunities at Mogollon and Ortiz.

In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we may be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code which we did in August 2015.

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

 In the event we cannot raise the necessary capital and we cannot restructure our secured debt with Waterton and Sandstorm through negotiated modifications to their agreements or through other forms of restructurings, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). There can be no assurance that any financing or restructuring will be obtained on acceptable terms with the necessary parties or at all. In addition, the default under our Waterton facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. In any such event, or if an involuntary petition for bankruptcy relief or similar creditor action is filed against us, we will be required to seek reorganization under Chapter 11 or liquidation under Chapter 7.

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to  continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2015.

 We have classified all amounts outstanding under our Waterton Credit Agreement and Sandstorm Gold Stream Agreement as current liabilities in our consolidated balance sheet as of June 30, 2015, included in this Report. Waterton can claim the Credit Agreement in default at any time. As a result of these factors, as well as adverse industry conditions, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2014. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

 The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the prices of gold and silver. The gold and silver price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

• gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

• speculative short positions taken by significant investors or traders in gold;

• the relative strength of the U.S. dollar;

• expectations of the future rate of inflation;

• interest rates;

• changes to economic activity in the United States, China, India and other industrialized or developing countries;

• geopolitical conflicts;

• changes in industrial, jewelry or investment demand;

• changes in supply from production, disinvestment and scrap; and

• forward sales by producers in hedging or similar transactions.

 A substantial or extended decline in the gold or silver price could:

• negatively impact our ability to raise capital on favorable terms, or at all;

• jeopardize the restart and development of our Summit silver-gold project;

• reduce the potential for future revenues from gold projects in which we have an interest;

• reduce funds available to us for exploration with the result that we may not be able to further advance any of our projects; and

• reduce the market value of our assets.

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

Risks Related to our Common Stock

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Trading of our common stock is conducted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “SFEG.”  Not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of the Company.  This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

Because our common stock is a “penny stock,” it may be difficult to sell shares of our common stock at times and prices     that are acceptable.

Our common stock is currently a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

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

• changes in the worldwide prices for gold or silver;

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

• general economic trends.

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

 Our executive officers and directors, together with our three largest shareholders, beneficially own approximately 25% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

 Santa Fe markets concentrate under sales contracts to a German smelter and a Korean smelter, and explored other marketing options. It also produced siliceous flux material, involving crushing and screening of Summit mineralized material, and then shipping of the resulting beneficiated product to copper smelters for use as smelter converter flux. Santa Fe sold siliceous flux material to two Arizona smelters in 2014 and 2013. Sales of siliceous flux material are in addition to sales of concentrate produced at the Banner mill. Both properties, the mine & mill are lost during the Bankruptcy proceedings (Chapter 11) Case # 15-11761 (MFW), See NOTE 19 – CHAPTER 11 and 363 ASSET SALE to the financial statements for more information.

 The Summit property is subject to underlying net smelter return royalties capped at $4,000,000 and to a net-proceeds interest on sales of un-beneficiated mineralized rock with an end price of $2,400,000. The Summit acquisition is subject to a property identification royalty agreement between Santa Fe and its former President and Chief Executive Officer. See Item 13. “Certain Relationships and Related Transactions”. All claims were lost during the Bankruptcy proceedings (Chapter 11) Case # 15-11761 (MFW).

Location Map

Summit Property
N
ARIZONA
NEW MEXICO
75
DUNCAN
70
GRANT COUNTY
HIDALGO COUNTY
GREENLEE COUNTY
VALLEY
70
464
90
Lordsburg
10
Lordsburg Mill Site Property
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

 Santa Fe acquired the Black Canyon Mica project in 1999 and spent $15 million in establishing mining and processing facilities at the mine site north of Phoenix, Arizona, and at a separate processing plant in Glendale, Arizona. In 2002, it commissioned the processing facilities at the mine site and in Glendale, operated for several months on a test basis and achieved limited production and commercial sales. However, design capacity of the processing facilities was not achieved due to undercapitalization. In November 2002, after unsuccessful attempts to raise the additional capital necessary to expand plant capacity in order to reach design capacity and to provide working capital, crushing and concentrating activities at the Black Canyon mica mine were suspended. After the suspension of operations, limited production, marketing and sales continued through 2005 at the Glendale mica processing facility using inventoried mica. Subsequently, the processing equipment was removed from the Glendale plant and Black Canyon mine and placed into storage. All claims on the MICA project are lost during the Bankruptcy proceedings (Chapter 11) Case # 15-11761 (MFW). See NOTE 19 – CHAPTER 11 and 363 ASSET SALE to the financial statements for more information.

Planet Micaceous Iron Oxide (MIO) Project

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

 In 2002, Santa Fe leased the Planet property for its potential to produce micaceous iron oxide (“MIO”). In August 2008, Santa Fe exercised its option to purchase the property. Payments made to complete the purchase from 2008 to 2012 totaled $302,376. The Planet property consists of thirty-one patented mining claims totaling 523 acres located in western Arizona. There is a provision for a 5% royalty to be paid on any future production. Claims are lost during the Bankruptcy proceedings (Chapter 11) Case # 15-11761 (MFW). See NOTE 19 – CHAPTER 11 and 363 ASSET SALE to the financial statements for more information.

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

 On August 26, 2015 Santa Fe filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. See NOTE 19 – CHAPTER 11 and 363 ASSET SALE to the financial statements for more information.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

 Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “SFEG.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represents at which actual transactions were affected

OTCBB

	(U.S. $)
Fiscal 2015	HIGH	LOW
09/30/14	$0.29	$0.05
12/31/14	0.15	0.03
3/31/15	0.18	0.05
6/30/15	0.18	0.04

Fiscal 2014
9/30/13	0.20	0.12
12/31/13	0.17	0.02
3/31/14	0.10	0.03
6/30/14	0.08	0.02

 We were delinquent in the filing of our financial statements for the year ended June 30, 2003, and consequently the Securities Commissions of Ontario and British Columbia issued cease trade orders for trading of our common stock by Canadian residents, which cease trade orders are still in effect. We believe that less than 2% of our common stock is recorded as held by Canadian residents as of June 30, 2015.

Holders of Common Equity

 As of June 30, 2015, there have 142,396,648 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $0.29 and $0.03, respectively, for fiscal 2015 and we had approximately 790 holders of record of our common stock.

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

 On October 21, 2014, the Company issued 792,420 shares of restricted common stock at a price of $0.135 per share to Muzz Investments, LLC, in regards to the Company’s obligation for costs incurred related to the 2006 sale of real properly in Glendale, Arizona, formerly owned by Azco Mica, Inc. A gain of $64,980 was recorded on the final extinguishment of the debt of $106,978.The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

 On November 24, 2014, the Company entered into shares for liability settlements with two related party creditors wherein an aggregate of $40,000 of debt was settled by the aggregate issuance of 800,000 shares of restricted common stock. A loss of $1,360 was recorded on the final extinguishment of the liabilities. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

 On November 24, 2014, the Company entered into shares for liability settlement with a creditor wherein an aggregate of $20,000 of debt was settled by the aggregate issuance of 400,000 shares of restricted common stock. A loss of $680 was recorded on the final extinguishment of the liability. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

 On November 24, 2014, the Company sold 3,375,000 shares of restricted common stock and issued 3,375,000 warrants expiring on December 30, 2015, giving the holder the right to purchase common stock at $0.06 per share, to an accredited investor and received net cash proceeds of $202,500. The shares and warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the net proceeds for working capital.

 On February 6, 2015, the Company sold 3,000,000 restricted shares to an accredited investor and issued 3,240,000 warrants expiring on February 6, 2019, giving the holder the right to purchase common stock at $0.15 per share, to an accredited investor and received net cash proceeds of $300,000. In the event the closing sales price of the common stock shall exceed $0.30 per share for five (5) consecutive trading days, unless exercised, the warrants shall expire upon fifteen (15) days written notice by the Company to the holder. The shares and warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the net proceeds for working capital.

 On April 7, 2015, the Company sold 1,000,000 restricted shares to an accredited investor and issued 1,000,000 warrants expiring on April 7, 2019, giving the holder the right to purchase common stock at $0.15 per share, to an accredited investor and received net cash proceeds of $100,000. In the event the closing sales price of the common stock shall exceed $0.30 per share for five (5) consecutive trading days, unless exercised, the warrants shall expire upon fifteen (15) days written notice by the Company to the holder. The shares and warrants were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the net proceeds for working capital.

During the quarter ended June 30, 2015, we issued 1,800,000 shares of restricted common stock in partial conversion of an aggregate of $68,900 in principal and accrued interest under a promissory note. The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

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

Overview

 During our current fiscal year ended June 30, 2015, we are in a care and maintenance program since November 2013, generating no revenues at all from new production.

 The results of operations for the fiscal years ended June 30, 2015 and 2014 reflect a continued under-capitalization of our Summit silver-gold project which requires additional funding to be able to achieve full project performance and sustained profitability. On November 8, 2013, the Company suspended all mining operations and placed its Summit mine and mill on a care and maintenance program due to significant operating losses resulting in part from this under-capitalization.

 We are dependent on additional financing to resume our mining operations and continue our exploration efforts in the future if warranted. See Item 1A, “Risk Factors - In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we will be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.” We entered the bankruptcy protection plan (Chapter 11) in Delaware in Aug 2015, Case # 15-11761 (MFW). See NOTE 19 – CHAPTER 11 and 363 ASSET SALE to the financial statements for more information.

 The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our obligations as they become due.

 We have a total accumulated deficit of $95,563,613 at June 30, 2015. To continue as a going concern, we are dependent on continued fund raising. However, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable or acceptable to us.

 On June 15, 2016, Judge M. Walrath from the US Bankruptcy court, signed the dismissal Order for our Case # 15-11761 (MFW), Docket Nos. 312, 326, 337, and 389.

Liquidity and Capital Resources; Plan of Operation

 As of June 30, 2015, we had cash of $69,305 as compared to $83,825 at June 30, 2014 and we had a working capital deficit of $32,671,617. We also had an accumulated deficit of $95,563,613.

 At June 30, 2015 we were in arrears on payments totaling approximately $12.5 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm.

 On July 15, 2014, we entered into a Share Exchange Agreement with Canarc. Effective October 15, 2014, either Santa Fe or Canarc may terminate the Share Exchange Agreement. Canarc was unable to meet their part of the agreement and the Company terminated the agreement on Oct 15, 2014 with the management team (members of Canarc) resigning from their respective positions. If the transaction contemplated by the Share Exchange Agreement is not consummated and an alternative strategic relationship is not available to Santa Fe or if Santa Fe is unable to secure another experienced management team, or if the Company fails to restructure or refinance its secured indebtedness with Waterton and Sandstorm (the “Debt Restructurings”), or should any of such indebtedness be accelerated, the Company will not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will be forced to seek relief under Chapters 11 or 7 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). The Company filed for bankruptcy protection  Chapter 11 in Delaware in Aug 2015, Case # 15-11761 (MFW).

 See Item 1A, “Risk Factors - In the event that we are unable to raise additional capital to satisfy the terms and conditions of the negotiated restructuring of our senior secured indebtedness, we will be forced to seek reorganization or liquidation under the U.S. Bankruptcy Code.”

 In July 2014 we entered into shares for debt settlement with five individuals wherein an aggregate of $200,000 of debt was settled by the aggregate issuance of 4,000,000 shares of common stock.

 In October 2014, the Company issued 792,420 shares of common stock at a price of $0.135 per share to Muzz Investments, LLC, in regards to the Company’s obligation for costs incurred related to the 2006 sale of real properly in Glendale, Arizona, formerly owned by Azco Mica, Inc. A gain of $64,978 was recorded on the final extinguishment of the debt of $106,977.

 In November 2014, the Company entered into shares for liability settlements with two related party creditors wherein an aggregate of $40,000 of debt was settled by the aggregate issuance of 800,000 shares of common stock. A loss of $1,360 was recorded on the final extinguishment of the liabilities.

 In November 2014, the Company entered into shares for liability settlement with a creditor wherein an aggregate of $20,000 of debt was settled by the aggregate issuance of 400,000 shares of common stock. A loss of $680 was recorded on the final extinguishment of the liability.

 On November 24, 2014, the Company sold 3,375,000 shares to an accredited investor and received net cash proceeds of $202,500.

 On February 6, 2015, the Company sold 3,000,000 shares to an accredited investor and received net cash proceeds of $300,000

 On April 7, 2015, the Company sold 1,000,000 shares to an accredited investor and received net cash proceeds of $100,000.

During the quarter ended June 30, 2015, we issued 3,462,228 shares of restricted common stock in partial conversion of an aggregate of $67,960 in principal and interest under a promissory note.

Results of Operations

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Sales, net

 Sales were $2,096,774 in fiscal year 2014 and $66,884 for fiscal year 2015. The significant decrease resulted from our decision on November 8, 2013, to suspended all mining operations due to a lack of operating working capital and placed the mine and mill on a care and maintenance program. During the year ended June 30, 2014, we generated $1,491,182 and $605,592 in concentrate and flux sales, respectively, net of treatment charges.

Exploration and Mine Related Costs

 Exploration and mine related costs increased $534,559 in the current period of measurement to $1,350,255 from $815,696 for the previous period of measurement. This increase was a result of the Mogollon Option write off of $876,509 and offset by other decreased mine related cost due to the Company ceasing mine and mill operations in November 2013.

General and Administrative

 General and administrative expenses decreased to $2,123,540 for the year ended June 30, 2015, from $4,281,761 for the comparative year ended June 30, 2014, a decrease of $2,158,221. General and administrative expenses include salaries and benefits, stock-based compensation, professional and consulting fees, professional fees relating to the transactions contemplated by the Canarc Share Exchange Agreement, which agreement expired in October 2014, marketing and investor relations, and travel costs. The decrease is mainly attributable to cutbacks in current operations due to the Company’s decision to suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program and cutbacks at the administrative support office including cancellation of the office lease.  The increase in payroll and related burden is a result of the mine and mill shut down in November 2013 and amounts that were previously allocated to cost of goods sold when operational. The increase in director fees and legal fees are related to the various merger transactions we were involved in during the current fiscal year.

Stock-Based Compensation and Costs Associated With Warrants

 Stock-based compensation and costs associated with warrants are included in General and Administrative in fiscal year 2015 and 2014 and increased $621,192 in the current period of measurement. The increase is primarily driven by the increase in issuance of warrants to outside parties for investment banking services and capital transactions of $602,297 and an increase of option awards to employees of the Company aggregating $18,895. In the current year of measurement  stock was issued for services aggregating $62,040.

Depreciation and Amortization

 Depreciation and amortization expense decreased to $1,925,690 for year ended June 30, 2015, as compared to $2,465,077 for the year ended June 30, 2014. The decrease of $539,386 in the current period is attributable primarily to the decrease in production and a corresponding decrease in the amortization of mine development costs, which are amortized on a units-of-production basis. Reduced depreciation on fully depreciated equipment and the return of a large piece of equipment to the vendor for sale also contributed to the decrease.

Impairment of Equipment, Mine Development and Miineral Properties

 We re-evaluated the carrying value of the mine equipment and development and mineral properties at the end of current year in connection with filing of Chapter 11 in August 2015 subsequent to our current fiscal year ended.  It was determined that an additional impairment was not required.

Other Income (Expenses)

 Other income and (expenses) for the fiscal year ended June 30, 2015, was $(3,587,681) as compared to $(1,857,147) for the fiscal year ended June 30, 2014, an increase in other expense of $1,730,534. The net increase in other expenses for the current period of measurement is mainly comprised of the following components: increased gain on foreign currency translation of $838,232 and an increased gain recognized on financing costs – commodity supply agreements of  $2,133,397. These increased other income items were offset by a decrease gain on extinguishment of debt of $586,915; an increased loss on derivative instrument liabilities of $565,524 and an increase in interest expense of $3,551,404.  Further information regarding the changes in the various components of Other Income (Expenses) is discussed below.

 For the fiscal year June 30, 2015, the foreign currency translation gain totaling $838,232 related to the ICS Secured convertible note. As of June 30, 2015, the total outstanding balances on all of the IGS Secured Convertible Notes totaled A$3,180,840, which are denominated in Australian dollars (A$). This gain was mainly the result of an increase in the US$ relative to the A$ during the current fiscal year ended.

  For the fiscal year ended June 30, 2015, financing costs – commodity supply agreements totaled a reduction of $2,133,397 from the prior year period of measurement. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The reduction in the current fiscal year is driven by a decrease in precious metals prices.

 For the year ended June 30, 2015, loss on derivative financial instruments totaled $360,728 as compared to gain of $204,796 for the comparable fiscal year ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values.

 For the fiscal year ended June 30, 2015, interest expense totaled $5,004,124 as compared to $1,452,720 for the comparable prior year period. The increase is mainly attributable to additional interest and penalty charges by Waterton relative to the Credit Agreement. These charges for the current fiscal year totaled $4,649,262, which includes a $715,258 penalty added to principle as compared to the prior period of measurement charges of $631,462.

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

Production Statistics, Sales Statistics, and Cash Costs

 Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the years ended June 30, 2015 and June 30, 2014. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals represent the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

 We suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

PRODUCTION STATISTICS

	Year Ended	Year Ended
	6/30/15	6/30/14
Production Summary
Tons Processed	0	15,666
Tons Processed per Day	0	125

Grade
Average Gold Grade (oz./ton)	0.091
Average Silver Grade (oz./ton)	0	3.8

Contained Metals
Gold (Oz.'s)	0	1,274
Silver (Oz's.)	0	54,365

SALES STATISTICS

	Year Ended	Year Ended
	6/30/15	6/30/14
Average metal prices - Realized
Gold (Oz's.)	$1,256	$1,285
Silver (Oz's.)	$19	$21

Payable metals sold
Gold (Oz.'s)	34	936
Silver (Oz's.)	1,768	49,302

Gold equivalent ounces sold
Gold Ounces	34	936
Gold Equivalent Ounces from Silver	37	795
Total Gold Equivalent Ounces	71	1,731

Sales (in thousands):
Gross before provisional pricing	$76	$2,403
Provisional pricing mark-to-market	(9)	(222)
Gross after provisional pricing	67	2,181
Treatment and refining charges	(3)	(91)
Sales, Net	$64	$2,090

Average realized price per gold equivalent ounce:
Gross before adjustments	$1,230	$1,388
Provisional pricing mark-to-market	(120)	(128)
Gross after provisional pricing	1,110	1,260
Treatment and refining charges	(54)	(52)
Net realized price per gold equivalent ounce	$1,056	$1,208

CASH COST STATISTICS

	Year Ended	Year Ended
	6/30/15	6/30/14

Total Gold Equivalent Ounces Sold	71	1,731

Costs applicable to sales	$40,000	$3,291,862
Treatment & Refining Charges	5,383	91,183
Royalties	29,642	(96,908)
Resource Taxes	-	(16,601)
Total Operating Cash Costs	$75,025	$3,269,536

Total Operating Cash Cost per Gold Equivalent Ounce Sold	$1,230	$1,889

Operating Cash Costs	$75,025	$3,269,536
Royalties	(29,642)	96,908
Resource Taxes	-	16,601
Total Cash Costs	$45,383	$3,383,045

Total Cash Cost per Gold Equivalent Ounce Sold	$744	$1,954

Factors Affecting Future Operating Results

 Currently we have no other continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. We entered into a Chapter 11 Bankruptcy protection plan on Aug 26, 2015 in Delaware; Case # 15-11761 (MFW). See NOTE 19 – CHAPTER 11 and 363 ASSET SALE to the financial statements for more information.

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

 Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the fiscal year June 30, 2015, describes our significant accounting policies which are reviewed by management on a regular basis. We believe our most critical accounting policies relate to asset retirement obligations, derivative instruments and variables used in the Black-Sholes option pricing model, estimates utilized, impairment of assets, revenue recognition, and miscellaneous receivables, depreciation of equipment and mine development costs, and stock-based compensation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our exposure to market risks includes, but is not limited to, the following risks: changes in interest rates and equity and commodity price risks. We do not use derivative financial instruments as part of an overall strategy to manage or hedge market risk.

Interest Rate Risk

 We had approximately $13.6 million indebtedness under our credit facilities at June 30, 2015.The annual interest rates on our credit facilities are 14.0% on $10,000,000 for our senior secured notes payable, 10.0% on $450,000 for our senior subordinated convertible notes, 6% on our A$3,900,000 convertible notes and 24% on $1,745,092 bridge loan. Interest rates on our debts are specified and fixed and do not fluctuate.

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

SANTA FE GOLD CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years ended June 30, 2015 and 2014

SANTA FE GOLD CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Santa Fe Gold Corporation

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Santa Fe Gold Corporation as of June 30, 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  Santa Fe Gold Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corporation as of June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado

October 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Santa Fe Gold Corp.

We have audited the accompanying consolidated balance sheet of Santa Fe Gold Corp. and its subsidiaries (collectively, the “Company”) as of June 30, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Gold Corp. and its subsidiaries as of June 30, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and 19 to the consolidated financial statements, subsequent to June 30, 2015, the Company filed for Chapter 11 bankruptcy and substantially all of the assets of the Company have been sold. The Company is also in default with certain covenants of its credit facility and convertible notes. As a result, substantially all of the Company’s debt is currently due and payable. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 30, 2017

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,305	$83,825
Other receivable	34,833	14,267
Inventory	-	40,000
Prepaid expenses and other current assets	221,232	247,069
Total Current Assets	325,370	385,161
MINERAL PROPERTIES	599,897	599,897

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, NET	16,659,231	19,255,682

OTHER ASSETS:
Restricted cash	236,628	231,716
Mogollon option costs	-	876,509
Total Other Assets	236,628	1,108,225
Total Assets	$17,821,126	$21,348,965

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,824,591	$3,659,846
Accrued liabilities	10,941,480	8,024,161
Derivative instrument liabilities	1,367,142	292,124
Senior subordinated convertible notes payable, current portion, net of unamortized discounts of $258,345 and $17,397, respectively	3,443,918	432,063
Notes payable, current portion	10,119,569	9,200,666
Completion guarantee payable, net of unamortized discount of $59,586 and $99,310 respectively	3,300,287	3,260,566
Total Current Liabilities	32,996,987	24,869,426

LONG TERM LIABILITIES:
Senior subordinated convertible notes payable, net of current portion and net of discounts of $-0- and $-0-, respectively	-	3,673,527
Asset retirement obligation	245,494	241,079
Total Liabilities	33,242,481	28,784,032

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 142,396,648 and 127,229,228 shares issued and outstanding, respectively	284,793	254,459
Additional paid-in capital	79,857,465	78,292,962
Accumulated deficit	(95,563,613)	(85,982,488)
Total Stockholders' Deficit	(15,421,355)	(7,435,067)

Total Liabilities and Stockholders' Deficit	$17,821,126	$21,348,965

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2015	2014

SALES, Net	$66,884	$2,096,774

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	40,000	3,291,862
Exploration and mine related costs	1,350,255	815,696
General and administrative	2,123,540	4,281,761
Depreciation and amortization	1,925,690	2,465,077
Impairment of equipment	-	1,157,528
Loss (gain) on disposition of assets	616,428	(129,655)
Accretion of asset retirement obligation	4,415	1,203
	6,060,328	11,883,472

LOSS FROM OPERATIONS	(5,993,444)	(9,786,698)

OTHER INCOME (EXPENSE):
Gain on debt extinguishment	62,940	649,855
Foreign currency translation (loss) gain	777,527	(60,705)
Miscellaneous income	8,647	6,967
(Loss) gain on derivative instrument liabilities	(360,728)	204,796
Financing costs - commodity supply agreements	928,057	(1,205,340)
Interest expense	(5,004,124)	(1,452,720)
	(3,587,681)	(1,857,147)

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,581,125)	(11,643,845)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(9,581,125)	$(11,643,845)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.07)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic and diluted	135,931,166	121,725,422

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2015 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, June 30, 2013	117,599,598	$235,199	$77,210,649	$(74,338,643)	$3,107,205
Shares issued for convertible note and accrued interest conversion	9,259,259	18,519	629,630	-	648,149
Shares issued for accrued liability conversion	370,371	741	15,185	-	15,926
Costs associated with options vesting	-	-	347,619	-	347,619
Costs associated with warrants vesting	-	-	89,879	-	89,879
Net (loss)	-	-	-	(11,643,845)	(11,643,845)
Balance, June 30, 2014	127,229,228	$254,459	$78,292,962	$(85,982,488)	$(7,435,067)

Sale of common stock for cash	7,375,000	14,750	587,750	-	602,500
Common stock issued for accrued compensation	4,000,000	8,000	192,000		200,000
Common stock issued for services and compensation	1,200,000	2,400	59,640		62,040
Common stock issued for debt settlement	792,420	1,584	40,413	-	41,997
Costs associated with options issued & vesting	-	-	456,393	-	456,393
Common stock issued for conversion of note payable and accrued interest	1,800,000	3,600	65,300	-	68,900
Derivative settlement due to conversion	-	-	163,007	-	163,007

				-
Net (loss)	-	-	-	(9,581,125)	(9,581,125)

Balance, June 30, 2015	142,396,648	$284,793	$79,857,465	$(95,563,613)	$(15,421,355)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,581,125)	$(11,643,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,925,690	2,465,077
Stock-based compensation	456,393	437,498
Cost associated with derivative warrants	602,297	-
Stock issued for services	62,040	-
Amortization of discounts on notes payable	162,227	266,582
Accretion of asset retirement obligation	4,415	1,203
Loss (gain) on derivative instrument liabilities	360,728	(204,796)
Mogollon option costs	876,509	(114,595)
(Gain) on equipment disposal	-	(149,157)
Loss on equipment disposal	616,428	19,500
Financing costs – commodity supply agreements	(928,057)	1,205,340
(Gain) on debt extinguishment	(62,940)	(649,855)
Impairment of equipment	-	1,157,528
Non-cash interest expense, debt adjustment	715,257	-
Loss (gain) on foreign currency translation	(777,527)	60,705
Net change in operating assets and liabilities:
Accounts receivable	(20,566)	259,530
Inventory	40,000	201,214
Prepaid expenses and other current assets	25,837	210,308
Accounts payable and accrued liabilities	4,377,308	3.238.676
Net Cash Used in Operating Activities	(1,145,086)	(3,239,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	54,333	475,160
Increase in restricted cash	(4,912)	-
Additions of property, equipment and mine development	-	(201,940)
Net Cash Provided by Investing Activities	49,421	273,220

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	602,500	-
Proceeds from notes payable	200,000	1,792,116
Proceeds from convertible notes payable	275,000	1,250,000
Merger advance	20,000	-
Payments on notes payable	(16,355)	(107,518)
Net Cash Provided by Financing Activities	1,081,145	2,934,598
DECREASE IN CASH AND CASH EQUIVALENTS	(14,520)	(31,269)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	83,825	115,094
CASH AND CASH EQUIVALENTS, END OF YEAR	$69,305	$ 83,825

(Continued)

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended June 30,
	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$473	$24,062
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued for accrued compensation	$200,000	$-
Common stock issued for partial convertible note and accrued interest conversion	$68,900	$648,149
Settlement of derivative liabilities through conversions	$163,007	$-
Common stock issued for settlement of other payables	$104,937	$15,926
Discounts on notes payables	$275,000	$-
Insurance financed with note payable	$-	$17,879

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS

  Santa Fe Gold Corporation (the “Company”) is a U.S. mining company incorporated in Delaware in August 1991. Its general business strategy is to acquire, explore, develop and mine mineral properties. The Company’s principal assets were the 100% owned Summit silver-gold property located in New Mexico, the leased Ortiz gold project in New Mexico and the 100% owned Black Canyon mica project in Arizona.

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

 In June 2009, the Company formed a wholly owned Mexican subsidiary, Minera Sandia S.A. de C.V, in order to conduct business legally within the country of Mexico, including entering into contracts such as the option purchase contract on the Pilar Gold.

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

 In August 2015 the company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW). See NOTE 19 – SUBSEQUENT EVENTS to the financial statements for more information.

 On February 26, 2016, the Company completed a Section 363 Asset sale resulting in the disposal of substantially all of the Company’s assets (see Note 19). The case was dismissed on June 15, 2016.

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

 The Company has incurred a loss of $9,581,125 for the fiscal year ended June 30, 2015, and has a total accumulated deficit of $95,563,613 and a working capital deficit at June 30, 2015 of $32,671,617. The Company began revenue generating operations during the fiscal year ended June 30, 2011, through the sales of precious metals and flux material. Sales have decreased the in the most recent fiscal year during the reporting period due to the Company suspending all mining operations and placing the mine and mill on a care and maintenance program. The Company disposed of substantially all of its assets in February 2016. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

 At June 30, 2015, the Company was in default on payments totaling approximately $12.5 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”).

 On August 26, 2015 Santa Fe filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. See NOTE 19 – SUBSEQUENT EVENTS to the financial statements for more information.

 The case was dismissed on June 15, 2016.

Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Azco Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation and Santa Fe Gold Barbados Corporation, a Barbados corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventory

 The Company has no inventories at June 30, 2015 due to mining and mill operations  in November 8, 2013 were suspended and placed the mine and mill on a care and maintenance program.

 Major types of inventories include ore stockpile inventories, in-process inventories, siliceous flux material inventories and concentrate inventories, as described below. Inventories are carried at the lower of average cost or net realizable value. The net realizable value of ore stockpile inventories and in-process inventories represents the estimated future sales price of the product based on current and future metals prices, less the estimated costs to complete production and bring the product to sale. Concentrate inventories and siliceous flux material inventories are carried at the lower of full cost of production or net realizable value based on current and future metals prices. Write-downs of inventory are reported as a component of costs applicable to sales

 Ore Stockpile Inventories: Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, and amortization. Material is removed from the stockpile at an average cost per ton. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term.

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

Fair Value of Financial Instruments

 The carrying values of cash, restricted cash, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2015 and 2014, due to the relatively short-term nature of these instruments.

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

Accounts Receivable

 Accounts receivable consist of trade receivables from precious metals sales of concentrate and flux. As of June 30, 2015 the Company has no trade accounts receivables due to discontinued production and had a miscellaneous receivable for a refund.

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

Mineral Properties

 Mineral properties are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. When it is determined that a mineral property can be economically developed as a result of establishing reserves, subsequent mine development are capitalized and are amortized using the units of production method over the estimated life of the ore body based on estimated recoverable tonnage in proven and probable reserves. No mineral properties remained in the Company’s possession after the asset sale on February 26, 2016.

 The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Impairment of Long-Lived Assets

 We re-evaluated the carrying value of the mine equipment, mine improvements and mineral properties in connection with filing of Chapter 11 in August 2015 subsequent to our current fiscal year ended.  It was determined in our audit that impairment was not required for our year ended June 30, 2015 for mine equipment, mine development costs and mineral properties.

 No equipment, mine improvements and mineral properties remained in the Company’s possession after the asset sale on February 26, 2016.

Restricted Cash

 Restricted cash is maintained in connection with requirements for reclamation of projects and bonding requirements for the Company’s scale weighmaster. All Reclamation Bonds are transferred to Waterton after the asset sale.

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

Reclamation Costs

 Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to income or loss. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. All reclamation cost burden has been transferred to Waterton after the asset sale. Below is a summary of the Asset Retirement Obligation:

Balance, June 30, 2013              $239,876

Accretion                                 1,203

Balance, June 30, 2014 241,079

Accretion                                 4,415

Balance, June 30, 2015              $245,494

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

Concentration of Revenue

 The following table provides the composition of sales generated from precious metals for the years ended June 30, 2015 and 2014:

	2015	2014
LS-Nikko Copper	--	65%
ASARCO, LLC	--	14%
Freeport-McMoran, Inc.	--	21%
Glencore	100%	--
	100%	100%

 The Company’s Summit project located in the state of New Mexico accounted for 100% of the Company’s total sales.

Income Taxes

 The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax, is of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2015 and 2014, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Loss Per Share

 Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended June 30, 2015 and 2014, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 provides that an entity: (1) present debt issuance costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset; and (2) report amortization of debt issuance costs as interest expense. The Company has adopted  this update as of June 30,2015 and it will not have a material impact on its consolidated financial statements.

In July 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Topic 330, “Inventory,” currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

 Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVENTORY

 The following table provides the components of inventory as of June 30, 2015 and 2014:

	2015	2014
In-process material	$-	$-
Siliceous flux material	-	-
Precious metals concentrate	-	40,000
	$-	$40,000

NOTE 4 – MINERAL PROPERTIES

 Mineral properties were comprised of acquisition costs related to properties in New Mexico and Arizona, as shown below as of June 30, 2015 and 2014:

	2015	2014
Summit property, Grant Country, NM	$119,000	$119,000
Banner property, Hidalgo County, NM	230,897	230,897
New Planet property, La Paz County, AZ	250,000	250,000
	$599,897	$599,897

  These properties were subsequently sold in the asset sale in February 2016.

NOTE 5 - PROPERTY, EQUIPMENT AND MINE DEVELOPMENT

 Property, equipment, and mine development consists of the following at June 30, 2015 and 2014:

	2015	2014
Office furniture and equipment	$37,779	$37,779
Land	163,000	163,000
Mine processing equipment and buildings	7,134,631	8,008,993
Plant	8,135,732	8,135,732
Tailings	1,726,677	1,726,677
Environmental and permits	267,078	267,078
Mine development	13,709,831	13,709,831
Asset retirement obligation	221,367	221,367
Automotive	280,785	280,785
Software	87,848	87,848
	31,764,728	32,639,090

Accumulated depreciation and amortization	(15,105,497)	(13,383,408)

	$16,659,231	$19,255,682

 Depreciation and amortization expense for the years ended June 30, 2015 and 2014 was $1,925,690 and $2,465,077 respectively.

 During the year ended June 30, 2015, the Company returned equipment to a vendor and recorded a loss on the equipment disposal of $670,761. The Company also sold assets with a zero cost basis for cash proceeds of $54,333 and recorded this amount as a gain on the sale of equipment and resulted in a net loss for the current period of measurement of $616,428. In the fiscal year ended June 30, 2014, the Company sold equipment for cash proceeds of $475,160 and the disposed net book value of assets sold aggregated $345,505, resulting in a gain of $129,655. The Company also purchased equipment during this fiscal year aggregating $201,940.

 All property, equipment and mine development costs were subsequently sold in the asset sale in February 2016.

NOTE 6 - ACCRUED LIABILITIES

 Accrued liabilities consist of the following at June 30, 2015 and 2014:

	2015	2014
Interest	$6,304,917	$1,572,298
Vacation	41,214	57,602
Deferred and accrued payroll burden	360,354	133,890
Franchise taxes	8,695	8,504
Royalties (calculated as a percentage of net smelter proceeds to a royalty holder)	757,251	690,358
Merger costs, net	269,986	269,986
Other	19,579	133,956
Audit	20,000	111,825
Debt settlement	-	106,977
Property taxes	92,367	135,000
Commodity supply agreement, see Note 12	3,067,117	4,803,765
	$10,941,480	$8,024,161

NOTE 7 - DERIVATIVE INSTRUMENT LIABILITIES

 The fair market value of the derivative instruments liabilities utilizing the Black-Scholes option pricing model at June 30, 2015 was determined to be $1,367,142 with the following assumptions: (1) risk free interest rate of 0.01% to 1.01%, (2) remaining contractual life of 0.13 to 3.77 years, (3) expected stock price volatility of 171% to 307%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the year ended June 30, 2015, of $360,728.

 The Company is utilizing the Black-Scholes option pricing model on warrants and convertible notes that are accounted for as derivative instruments.

 The table below show the loss on the derivative instruments liability for the years ended June 30, 2015 and 2014.

Year Ended June 30, 2015

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the year ended
	June 30, 2014	June 30, 2015	June 30, 2015

Purchase Agreement Warrants and Convertible Debt	$292,124	$1,367,142	$1,075,018

Derivatives recognized as debt discounts			(275,000)
Derivative liability written off to equity upon conversions			163,007
Amount allocated to warrant expense at inception			(602,297)
Loss on Derivatives			$360,728

Year Ended June 30, 2014

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the year ended
	June 30, 2013	June 30, 2014	June 30, 2014

Purchase Agreement Warrants	$496,920	$292,124	$204,796

Amount allocated to warrants at inception			-
Gain on Derivatives			$204,796

The derivative liability is comprised of the following as of:

	June 30,	June 30,
	2015	2014
Current portion of derivative instruments liabilities	$1,367,142	$292,124
Long-term portion of derivative instruments liabilities	-	-
	$1,367,142	$292,124

 The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 8 –CONVERTIBLE NOTES PAYABLE

Senior Subordinated Convertible Notes

 On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each and bear interest at 10% per annum. The notes had term of 60 months at which time all remaining principal and interest was due. Interest accrued for 18 months from the date of closing. Interest on the outstanding principal balance was payable in quarterly installments commencing on the first day of the 19th month following the transaction closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. All issued warrants have expired. At the option of the holders of the convertible notes, the outstanding principal and interest was convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes were to be automatically converted into common stock if the weighted average closing sales price of the stock exceeded $2.50 per share for ten consecutive trading days. The shares underlying the notes are to be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

 On October 31, 2012, the notes with the three accredited investors became due and payable. On January 15, 2013, the maturity dates for the convertible senior subordinated notes aggregating $450,000 were extended for a period of two years from the original maturity dates. Additionally, the convertible price of the notes was reduced to $0.40 and the automatic conversion price of $2.50 was reduced to $0.80. In connection with the extension of the notes, 562,500 warrants were issued with a strike price of $0.40 and term of two years from the original maturity dates. All issued warrants have expired.

 At June 30, 2015 and 2014, the outstanding principal balance and accrue interest on the senior subordinated convertible notes, was $450,000 and $450, 000, and $98,749 and $53,124, respectively, and classified as current. At June 30, 2015 and 2014, the notes had unamortized discounts of $0 and $17,937, respectively and expensed amortized discount amounts of $17,937 and $-0-, respectively.  The notes are currently due and in default.

Convertible Secured Notes

 In October and November 2012, the Company received advances in Australian dollars totaling A$3,900,000, representing cash proceeds of $3,985,000 in US dollars, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and were secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. At June 30, 2015, if the outstanding balance could be converted, would approximate 45,587,127 shares of common stock. The note is not convertible at June 30, 2015, as the maturity date of the note has not been reached and no letter of default has been received from the note holder as required in the note documents.

 In June 2013, the Company negotiated an additional A$2.0 million capital injection from IGS by way of a secured convertible note. In conjunction with this financing, the Company agreed to explore a listing on the Singapore Catalist Stock Exchange (SGX-ST). The convertible note will bear interest at a rate of 10% per annum, has a maturity date of October 31, 2015, and is secured by the Company’s contractual rights in the Mogollon property. The note is repayable in cash or Santa Fe Gold stock, at IGS’s election, upon a refinancing of the Company’s loan from Waterton. Additionally, a facilitation fee of $300,000 common stock of the Company is due to IGS upon the first to occur of the maturity date, refinancing date of the note, or date that all principal and interest on the note is paid-in-full. As of June 30, 2014, the Company had received advances US  dollars approximating  $1,250,000 in connection with the secured convertible note. When the proposed Merger Agreement with Tyhee Gold Corp. (“Tyhee”) was signed,

IGS and the Company agreed to have all outstanding amounts under the notes satisfied by the issue of Company’s stock aggregating 9,259,259 shares. The Company recorded a gain of $615,781 on the extinguishment of the debt. The stock was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and IGS is restricted from selling any of such stock into the US or to any US person

 On June 30, 2015 and 2014, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,985,606 and $3,673,527, respectively, and accrued interest was $479,396 and $369,443, respectively.

Convertible Unsecured Note

 On October 22, 2014 the Company signed a $500,000 Convertible Note with an accredited investor and received a Consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The Consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the Consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principle and accrued interest aggregating of $68,900 into 1,800,000 shares of common stock

 The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $78,529 in the period ending June 30, 2015.

 On February 25, 2015 a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $105,556 in the period ending June 30, 2015.

 On June 24, 2015 a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $90,395 in the period ending June 30, 2015.

 The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2015, the three note tranches had aggregated outstanding principal, unamortized discounts and accrued interest of $142,211, $136,131 and $0, respectively, and had a conversion price of $0.027.  Based on the terms of the note and note balances, the principle could be converted into 5,209,231 restricted shares of common stock at June 30, 2015.

 On January 20, 2015 the Company signed a $250,000 Convertible Note with an accredited Investor and received on January 20, 2015, a Consideration of net proceeds $50,000, net of an original issue discount (“OID) of $5,556. The Consideration on the Note has a Maturity date of two years from payment of each Consideration and has a 10% OID component attached to it. A one- time interest charge of 12% is applied to the principal sum on the on the date of the Consideration. The Note principal and interest shall be paid at Maturity date or sooner as provided within the Note and conversion provisions. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $228,200, in the period ending June 30, 2015.

 On June 9, 2015 a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $54,270 in the period ending June 30, 2015.

 The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2015, the two note tranches had aggregated outstanding principal, unamortized discounts and accrued interest of $124,446 and $0, respectively and had a conversion price of $$0.025. Based on the terms of the note and note balances, the principle could be converted into 4,938,334 restricted shares of common stock at June 30, 2015.

 The components of the convertible notes payable are as follows:

June 30, 2015:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$3,702,263	$(258,345)	$3,443,918
Long-term portion, net of current	-	-	-

	$3,702,263	$(258,345)	$3,443,918

June 30, 2014:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$450,000	$(17,937)	$432,063
Long-term portion, net of current	3,673,527	-	3,673,527

	$4,123,527	$(17,937)	$4,105,590

NOTE 9 – SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

 On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton Global Value LP (“Waterton’). The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked to fund the strategic acquisition of Columbus Silver and was not drawn down due to the expiration of the Columbus Silver acquisition agreement.

 Proceeds from the initial $10 million tranche of the Credit Agreement were used to retire the Company’s $5 million, 15% Senior Secured Bridge loan with Victory Park Capital Advisors, LLC, in addition to the payment of transaction fees and expenses. The Company utilized the remaining net proceeds for operations and working capital for the Summit silver-gold project.

 The Credit Agreement provides for a 9% coupon and the initial $10 million tranche amortized over a 12-month term with the first payment due July 31, 2012. In connection with the transaction, the Company entered into a gold and silver sale agreement (the “Gold and Silver Supply Agreement”) to sell the gold and silver originating from the Summit property to Waterton. See NOTE 12- CONTINGENCIES AND COMMITMENTS.

 Pursuant to a series of guarantees, security agreements, deeds of trust, a mortgage and a stock pledge agreement, the senior obligations are secured by a first priority lien on the stock of the Company’s subsidiaries and on liens covering substantially all of the Company’s assets, with the exception of the Ortiz gold project, including the Summit silver-gold project, the Black Canyon mica project, and the Planet micaceous iron oxide project. Existing creditor, Sandstorm Gold (Barbados) Ltd., executed an inter creditor agreement that provides for subordination of its security interests in favor of Waterton. The outstanding principal amounts owed under the Credit Agreement are aggregated with Notes Payable for financial statement presentation. See NOTE 10 - NOTES PAYABLE.

 On October 9, 2012, the Company entered into the First Amendment to the Credit Agreement which modified the due dates of certain principal payments on the note. The amendment provided for principal payments of $1,082,955 in October 2012, $500,000 on November 30, 2012, $-0- in December 2012 and January 2013, and $3,852,275 on February 28, 2013. All other principal payments remained unchanged and interest payments continued to be due monthly. The Company has not made the principal payments for February 2013 or subsequent months. In addition, interest payments for the year ended June 30, 2015 have not been made and are included in accrued liabilities at June 30, 2015.

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

 As of December 31, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. After recording final valuation adjustments, the principal portion of the note was ultimately reduced by $739,118, while the amount recorded over two quarters as financing costs in interest expense was $162,245. There was no final valuation adjustment to interest payable. Additionally, $813,919 of collected accounts receivable sold to Waterton remains to be remitted to them and has been reclassified into the note principal balance. Waterton revoked the waiver  and the Company is considered in default under the Credit Agreement. Waterton added various penalties and penalty interest to principle and the accrued interest due at June 30, 2015.

 The Company does not have adequate liquidity to fund its operations, meet its obligations (including its debt payment obligations) and continue as a going concern, and will be forced to seek relief under Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). At June 30, 2015 and 2014 the outstanding principal was $7,755,685 and $7,040,427, respectively, and $4,565,466 and $631,462, respectively.

 The Credit Agreement was cleared with the asset sale agreement where Waterton received all assets of the Company for all debt and any other agreement obligations.

NOTE 10 – NOTES PAYABLE

 Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada Corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced $200,000 under a note payable the Company. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. Canarc later also advanced $20,000 for working capital and this amount is recorded in notes payable. The Share Exchange Agreement dated July 15, 2014, provided that it will terminate, unless a closing of the transactions contemplated occurred on or before October 15, 2014. The transactions did not close and the Share Exchange Agreement terminated pursuant to its terms on October 31, 2014. The financing did close under this Agreement and these amounts are outstanding at June 30, 2015 and in default. Accrued interest on note at June 30, 2015 is $25,131.

 On May 8, 2012, the Company entered into an installment sales contract for $46,379 to purchase certain equipment. The term of the agreement is for 36 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note at June 30, 2015 and 2014 was $0 and $16,354, respectively and $15,443 principle payments were made in the fiscal year ended June 30, 2014.

 On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 and $398,793 at June 30, 2015 and 2014, respectively. The Company made principle payment of $58,966 in the fiscal year ended June 30,2014.The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale and remains unsold at June 30, 2015.

 On September 26, 2012, the Company entered into an agreement to finance insurance premiums in the amount of $122,212 at an interest rate of 4.70% with equal payments of $13,513 including interest, due monthly beginning November 1, 2012 and continuing through July 2013. During the fiscal year ended June 30, 2014, the Company made principle payments of $13,914.

 On October 1, 2013, the Company entered into an agreement to finance insurance premiums in the amount of $168,182 at an interest rate of 4.70% with equal payments of $19,055 including interest, due monthly beginning November 1, 2013 and continuing through July 2014. The Company recorded contract proceeds of $47,024. The Company made on payment on the policy of $19,195. This policy was cancelled in the fourth quarter of our fiscal year ended June 30, 2014 and the Company wrote off the remaining balance of $27,829.

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

$269,986 and is included in Accrued Liabilities at June 30, 2015 and 2014. This amount is net of a break fee of $300,000 due the Company from Tyhee.

 The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	June 30,		June 30,
	2015		2014
Working capital advances, interest at 1% per month, due January 15, 2015	$220,000	$	_

Installment sales contract on equipment, interest at 5.75%, payable in 36 monthly installments of $1,406, including interest through June 2015	-		16,354

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly
installments of $13,874, including interest through July 2016.	398,793		398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014,
six months after the first advance on the bridge loan.	1,745,092		1,745,092

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,755,684		7,040,427
Total Outstanding Notes Payable	10,119,569		9,200,666
Less: Current portion	(10,119,569)		(9,200,666)
Notes payable, net of current portion and discount	$-		$ -

The aggregate maturities of notes payable as of June 30, 2015 and 2014                                   $         10,119,569       $       9,200,666

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

 The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company utilizes the Black-Scholes option pricing model to value the derivative instruments utilizing the Company’s historical stock prices and volatility. A significant change in the Company stock price will affect the fair value measurement on the date of measurement. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2015 and June 30, 2014 are as follows:

				June 30,
	Level 1	Level 2	Level 3	2015
Assets:
None	--	---	---	---

Liabilities:
Derivative instruments	---	---	$1,367,142	$1,367,142

				June 30,
	Level 1	Level 2	Level 3	2014
Assets:
None	---	---	---	---

Liabilities:
Derivative instruments	---	---	$292,124	$292,124

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

 Rental expense totaled $23,518 and $80,363 for the years ended June 30, 2015 and 2014, respectively.

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

 Since the Tyhee Merger did not close, on June 18, 2014, the Company announced it reached agreement with Columbus to extend the term of the Mogollon option until November 21, 2014. By making a final option payment of $950,000, Santa Fe may earn 100% interest in the Mogollon Project, Catron County, New Mexico. The Mogollon Project encompasses most of the Mogollon district in southwest New Mexico. The amendment extends the option exercise date from June 21, 2014 until November 21, 2014. The exercise price of $950,000 remains unchanged. Pursuant to the amendment, Santa Fe must make two non-refundable payments to Columbus Exploration, the first in the amount of $12,350, which has been made, and the second in the amount of $59,000 due the earlier of exercise of the option or November 21, 2014. As of June 30, 2014, the Company has made total payments of $876,509 in connection with the Mogollon option.   Santa Fe elected to not to exercise the Mogollon option. and did not to make the final payment in November 2014 and the purchase option expired. The Company wrote off the $876,509 option costs

Commodity Supply Agreements

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

 At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Gold Stream Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability for the upfront deposit totaled $3,359,873 and totaled at June 30, 2015 and 2014, $3,300,287, net of a $59,586 discount and $3,260,566, net of a 99,310 discount, respectively, and are reported as the completion guarantee payable.

 Under the Gold Stream Agreement the Company has a recorded an obligation at June 30, 2015, of 3,709 ounces of undelivered gold valued at approximately $2.9 million, net of the Fixed Price of $400 per ounce to be received upon delivery.

Title to Mineral Properties

 Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 13 - STOCKHOLDERS’ (DEFICIT)

Common Stock Issuances

During the fiscal year ended June 30, 2015, the Company:

(i)	Sold 7,375,000 shares of restricted common stock for cash proceeds of $602,500 ;

(ii)	Issued an aggregate of 4,000,000 shares of restricted common stock to five creditors in settlement aggregate of $200,000 of accrued compensation;

(iii)	Issued 792,240 shares of restricted common stock to a creditor valued at $41,998 for settlement of a debt of $106,978. The Company recorded a gain of $64,980 on the extinguishment of the debt;

(iv)

Issued 800,000 shares of restricted common shares to each of two officers, in settlement of $40,000 of accrued compensation. The market value of the stock issued was $41,360 and the Company recorded a loss of $1,360 on the extinguishment of the debt;

(v)

Issued 400,000 shares of restricted common shares to a creditor, in settlement of $20,000 of debt for services. The market value of the stock issued was $20,680 and the Company recorded a loss of $680 on the extinguishment of the debt and,

(vi)	During the year ended June 30 2015, issued 1,800,000 of restricted common stock in partial conversion of an aggregate of $68,900 in principal and accrued interest under a promissory note.

The issuance of the restricted common shares during our fiscal year 2015, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended June 30, 2014, the Company:

(i)

Issued 9,259,259 shares restricted common stock at a market value of $648,149 of for conversion of a note payable and accrued interest aggregating $1,263,930 and the Company recorded a gain of $615,781 on extinguishment of the debt; and

(ii)

Issued 370,371 shares of restricted common stock at a market value of $15,926 to creditor, in regards to the Company’s obligation for costs incurred related to the 2006 sale of real properly in Glendale, Arizona, and the Company recorded a gain of $34,074 on the partial extinguishment of the debt.

The issuance of the restricted common shares during our fiscal year 2014, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Warrants

During the fiscal year ended June 30, 2015, the Company:

(i)

On November 25, 2014, in connection with a private placement of 3,375,000 shares of the Company’s common stock, the Company issued 3,375,000 warrants expiring on December 30, 2015, giving the holder the right to purchase common stock at $0.06 per share. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $126,082. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.14%, (2) expected life of 1.1 years, (3) expected stock price volatility of 228% and (4) expected dividend yield of zero.

(ii)

On February 6, 2015, in connection with a private placement of 3,000,000 shares of the Company’s common stock, the Company issued 3,000,000 and 240,000 fully vested warrants to the note holder and an individual for placement fees, respectively,  expiring on February 6, 2019, giving the holders the right to purchase common stock at $0.15 per share. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $334,671. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 1.26%, (2) expected life of 4 years, (3) expected stock price volatility of 152% and (4) expected dividend yield of zero.

(iii)

On April 7, 2015, in connection with a private placement of 1,000,000 shares of the Company’s common stock, the Company issued 1,000,000 fully vested warrants to the note holder, expiring on April 7, 2019, giving the holder the right to purchase common stock at $0.15 per share. Using the Black-Scholes option pricing model the warrants were valued at $131,192 using the following significant assumptions: (1) a risk free interest rate of 1.26%, (2) expected life of 4 years, (3) expected stock price volatility of 155% and (4) expected dividend yield of zero.

(iv)

On May 13, 2015, in connection with a private placement of the Company’s common stock, the Company issued 80,000 fully vested warrants to an individual for placement fees, expiring on May 13, 2019, giving the holder the right to purchase common stock at $0.15 per share. Using the Black-Scholes option pricing model the warrants were valued at $10,352 using the following significant assumptions: (1) a risk free interest rate of .97%, (2) expected life of 4 years, (3) expected stock price volatility of 179% and (4) expected dividend yield of zero.

During the fiscal year ended June 30, 2014, the Company:

(i)  On January 23, 2014, the exercise prices for certain warrants were adjusted due to ratchet provisions contained in the agreements; 6,750,000 warrants were adjusted from an exercise price of $0.40 to $0.135 while 500,000 warrants were       adjusted from an exercise price of $0.91 to $0.87. Additionally, both the exercise price and the number of warrants were adjusted on a third group as follows: 500,000 warrants were increased to 523,434 warrants with the exercise price  adjusted from $0.40 to $0.38.

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

Options Granted

During the fiscal year ended June 30, 2015, the Company;

(i)

Pursuant to Share Exchange Agreement with Canarc Resource Corp., the Company granted five year stock options outside of the 2007 EIP for 7,500,000 shares of common stock at an exercise price of $0.055, the closing price on the date of grant. The stock options vest 100% upon the closing of a qualified financing. The expiry date is July 15, 2019 if a qualified financing is consummated, or October 15, 2014 if a qualified financing is not consummated by October 31, 2014. A qualified financing is debt or equity financing of at least $20.0 million. The Share Exchange Agreement provided that it will terminate, unless a closing of the transactions contemplated shall have occurred on or before October 31, 2014. The transactions did not close, and the Share Exchange Agreement terminated pursuant to its terms on October 31, 2015. The associated granted options did not vest and expired on October 15, 2014 according to the terms of the grant.

(ii)

On October 17, 2014, the Company granted outside of the 2007 EIP, 2,500,000 four year options at an exercise price of $0.05 per share to each of the two officers of the Company and a director, with the options vested on the date of the grant. The options were valued at $281,388 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.391%, (2) expected life of 2.0 years, (3) stock price volatility of 170.017% and (4) expected dividend yield of zero. Stock-based compensation of $281,388 was recorded during the quarter ended December 31, 2014. The closing price on the date of the grant was $0.0488.

(iii)

On December 31, 2014, the Company granted outside of the 2007 EIP an aggregate 3,500,000 four year options at an exercise price of $0.05 per share to three employees of the Company, with the options vested on the date of the grant. The options were valued at $130,099 using the Black-Scholes option pricing model. The options were valued using the following assumptions: (1) a risk free interest rate of 0.671%, (2) expected life of 2.0 years, (3) stock price volatility of 188.108% and (4) expected dividend yield of zero. Stock-based compensation of $130,099 was recorded during the quarter ended December 31, 2014. The closing price on the date of the grant was $0.0459.

(iv)

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

During the fiscal year ended June 30, 2014, the Company:

(i)

On August 6, 2013, in connection with the appointment of three new directors, Company granted 200,000 five-year options to each new director at an exercise price of $0.14 per share. The options vested on August 6, 2014.

(ii)

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

 Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2015and 2014 are as follows:

	Stock Options		Stock Warrants
		Weighted			Weighted
		Average			Average
	Number of	Exercise	Number of		Exercise
	Shares	Price	Shares		Price
Outstanding at June 30, 2013	8,970,000	$0.30	25,401587		$0.67
Granted	1,000,000	$0.12	23,434		$0.38
Canceled	(695,000)	$0.36	---		---
Expired	(350,000)	$1.24	(141,510)		$1.06
Exercised	---	---	---	$	---
Outstanding at June 30, 2014	8,925,000	$0.24	25,283,511		$0.62
Granted	18,700,000	$0.05	7,695,000		$0.11
Canceled	(15,115,000)	$0.14	(12,082,457)		0.75
Expired	---		---	$
Exercised	---		---
Outstanding at June 30, 2015	12,510,000	$0.07	20,896,054		$0.37

Stock options and warrants outstanding and exercisable at June 30, 2015, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	11,000,000	11,000,000	3.37	$0.05	$0.06	3,375,000	3,375,000	0.50	$0.06
$0.07	200,000	200,000	4.51	$0.07	$0.15	4,320,000	4,320,000	3.66	$0.15
$0.08	200,000	200,000	3.51	$0.08	$0.38	523,434	523,434	2.21	$0.38
$0.14	200,000	200,000	3.10	$0.14	$0.40	10,744,286	10,744,286	2.11	$0.40
$0.32	250,000	250,000	2.14	$0.32	$.87	500,000	500,000	1.09	$.87
$0.36	660,000	660,000	1.92	$0.36	$1.00	600,000	600,000	1.36	$1.00
	---	---			$1.50	833,334	833,334.5		$1.50
	12,510,000	12,510,000				20,896,054	20,896,054

	Outstanding Options		3.28	$0.07	Outstanding Warrants			2.07	$0.37

	Exercisable Options		3.28	$0.07	Exercisable Warrants			2.07	$0.37

 As of June 30, 2015, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $196,250 and the aggregate intrinsic value of currently exercisable stock options and warrants was 176,250. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.066 closing stock price of the common stock on June 30, 2015. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2015 was 14,375,000.

 The total intrinsic value associated with options exercised during the year ended June 30, 2015 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

 The total fair value of options and warrants granted during the year ended June 30, 2015 was approximately $1,046,949. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2015 was $0.

 The Company adopted its 2007 EIP pursuant to which the Company reserved and registered 8,000,000 shares stock and option grants. As of June 30, 2015, there were 4,550,000 shares available for grant under the 2007 Plan, excluding the 1,310,000 options outstanding under the 2007 Plan.

NOTE 14 – PENSION PLAN

 During the year ended June 30, 2009, the Company adopted a 401(K) plan, which covers substantially all employees. Under the terms of the plan, the Company matches employee salary deferrals dollar for dollar up to a maximum of 5% of compensation. For the years ended June 30, 2015 and 2014, the Company recorded $0 and $11,470, respectively, in expenses related to the plan.

NOTE 15- INCOME TAXES

 The Company has had no income tax expense or benefit since July 1, 1997, because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carry forwards, given the provisions of existing tax laws. The Company files income tax returns in the U.S. and  state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended June 30, 2011 through the current period.

 The approximate income tax benefit is computed by applying the U.S. federal income tax rate of 35% to net (loss) before taxes for the fiscal years ended after June 30, 2012, and 34% for the prior year periods.

		2015		2014
Tax benefit at the federal statutory rate		$2,318,833		$3,725,274
State tax benefit		496,893		585,400
Expiration of state operating benefit		(432,984)		(304,458)
Prior year true-up		822,038		(377,060)
(Increase) in valuation allowance		(3,204,780)		(3,629,156)
Income tax expense	$	---	$	---

 The components of the deferred tax assets at June 30, 2014 and 2013 are as follows:

Deferred Tax Asset		2015		2014
Federal net operating loss carry forwards		$32,532,656		$30,498,586
State net operating loss carry forwards		3,304,574		2,133,864
Valuation allowance		(35,837,230)		(32,632,450)
Net deferred tax asset	$	---	$	---

 In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2015 and 2014. The valuation allowance reflects the Company estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements. The Company’s tax years subsequent to 2015 are currently open and subject to examination by federal authorities.

 At June 30, 2015, the Company had federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $94.5 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2035.

 At June 30, 2015, the Company had state tax basis net operating loss carry forwards for state income tax purposes of approximately $44.1 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2016 to 2020.

NOTE 16 – OTHER ACCRUED EXPENSES

 At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at June 30, 2015 and 2014 and are reported as completion guarantee payable.

NOTE 17 – RELATED PARTY TRANSACTIONS

 On October 6, 2003, the Company entered into a confidential property identification agreement with its former President and Chief Executive Officer, prior to his becoming an officer and director of the Company. Under terms of the agreement, the former officer, on the basis of his prior knowledge, provided a list of 24 specific mineral properties with potential for exploration and development that might represent attractive acquisition opportunities for the Company. The Company agreed to pay compensation to the former officer in the form of a royalty of 1.0% of the value of future production, if any, derived from identified properties that the Company acquires. In the event an identified property is acquired and subsequently sold, the Company agreed to pay the former officer an amount equal to 10.0% of the value of the sale. The Ortiz gold property that was acquired in August 2004 and the Summit silver-gold project are two of the 24 properties identified and are subject to the property identification agreement. For the years ended June 30, 2015 and 2014, the Company recorded $29,510 and $45,743, respectively, relating to the Summit project for royalty expense resulting from the property identification agreement. At June 30, 2015, an accrued royalty liability of $237,989 related to the Summit project is payable to the former Company’s President and Chief Executive Officer.

 After the Company’s bankruptcy case dismissal, all related transactions have been canceled.

 On June 27, 2014, the Board of Directors voted to terminate Pierce Carson’s employment as President and CEO for cause, effective immediately. At the same time, the Board appointed Jakes Jordaan, Santa Fe’s Chairman, as Interim Chief Executive Officer. Mr. Jordaan will continue to serve as Chairman. Mr. Jordaan is a member of The Jordaan Law Firm, PLLC, which firm provides legal services to the Company. Mr. Jordaan has agreed to serve without compensation as Interim Chief Executive Officer for a period of forty-five days.

 The Jordaan Law Firm billed for legal services in the fiscal years ended June 30, 2015 and 2014, $31,763 and $599,911, respectively. Amounts owed at June 30, 2015 and 2014 was $421,385 and $553,623, respectively. In July 2014, the firm received 3,000,000 shares of restricted common stock with a value $150,000 as payment on account for past legal services rendered.

 In July 2014, the Company issued  200,000 shares of restricted common stock to each of four directors for back director fees, two of whom are former directors, and 200,000 shares to an officer for accrued compensation at an aggregate value of $50,000.

 On October 17, 2014, the Company granted outside of the 2007 EIP, 2,500,000 four year options at an exercise price of $0.05 per share to each of the two officers of the Company and a director, with the options vested on the date of the grant.

 In November 2014, the Company issued to two officers a total of 800,000 shares of restricted common stock for accrued back compensation for an aggregate amount of $41,360.

NOTE 18 – LEGAL PROCEEDINGS

 In October 2013, Lone Mountain Ranch, LLC, owner of the surface estate overlying our Ortiz gold property, filed a lawsuit against the Company and our lessor, Ortiz Mines, Inc. The lawsuit seeks to clarify Lone Mountain Ranch's rights and obligations under the split estate regime. Specifically, Lone Mountain Ranch seeks a declaratory judgment that it may participate in permit hearings, agency proceedings, and private activities related to the permitting of the Ortiz project without being in violation of common law duties to not interfere with development of the mineral estate. The Company conducted a strategic evaluation as whether or not to continue with the Ortiz Gold Project. Given the public opposition to the Ortiz Gold Project, Santa Fe has decided not to further pursue the Ortiz Gold Project. Lone Mountain Ranch LLC sued Ortiz Mines Inc against any mining activities on the property, and Santa Fe Gold was only a co-defender.  With the bankruptcy, we, SFG, were dismissed.

 We are in litigation with two vendors for claims for approximately $140,400 and $125,876, respectively against us. If the Company is unsuccessful in raising additional funding, we may not be able to pay resolve these lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Risk factors.” The claims were against Lordsburg Mining company, were stayed during the proceedings and all claims remained.

We are in litigation with a purported royalty holder of our Summit Silver Gold Project. The purported royalty holder is seeking $500,000 in past due royalty payments and a return of the Summit mine. The Company believes that it has valid defenses against the claims has filed numerous counter-claims and cross-claims seeking damages significantly in excess of $500,000 If the Company is unsuccessful in the litigation or in raising additional funding, we may not be able to resolve this lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). In the bankruptcy proceedings the court ordered Waterton to pay back royalties in the amount of $125,000 and Summit Minerals is entitled to additional $2,125,000 royalties when the Summit mine starts operating.

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

NOTE 19 – SUBSEQUENT EVENTS

Filing for Bankruptcy Protection

 On August 26, 2015, the Company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW). Jakes Jordaan, Santa Fe’s former CEO, filed in his Affidavit in Support of the first day motion (full affidavit can be researched in the Delaware court filings. Case# 15-11761 MFW on August 26, 2015) that we have only one remaining option (plan) to have an orderly sale of all assets to satisfying qualified debt without any plan for the thereafter and he began working with Canaccord Genuity Inc. (“Canaccord”) as our investment banker to assist with these efforts. The “asset sale” took place in February 2016. It left Santa Fe Gold and Subsidiaries without any assets but with all our debt. All assets owned by Santa Fe Gold and its subsidiaries were turned over to Waterton, claims, mine, mill equipment, vehicles and the liabilities were reduced by all debt owed to Waterton along with other debt reduced by the court during the bankruptcy proceedings and all remaining debt stayed with each of the companies.

Effect of the Bankruptcy Proceedings

 During the bankruptcy proceedings, the Company conducted normal business activities and was authorized to pay and has paid prepetition employee wages and benefits, prepetition amounts owed to critical vendors. In addition, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to prepetition claims. Santa Fe Gold and the investment banker Canaccord worked on a “stalking horse” sale and the courts agreed to a “363 asset sale”. Canaccord offered all assets of Santa Fe Gold and its subsidiaries for sale and our secured creditor Waterton acquired substantially all of the Company’s assets effectuated pursuant to Section 363 of Title 11 of the Bankruptcy Code. The commencement of the Chapter 11 cases constituted an event of default that accelerated the Company’s obligations under substantially all of the Company’s debt instruments whereby principal and accrued interest due there under became immediately due and payable.  After the dismissal of the bankruptcy case, the Company has substantially no assets, but is still liable for all commitments and debts outstanding.

Plan of Reorganization.

 The Company failed to provide a plan of Reorganization with the filing of protection under the Bankruptcy Codes; the significant transactions that occurred upon emergence from bankruptcy were as follows:

• Approximately $30 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated.

• The courts established a GUC Trust Agreement in April 2016 with Gavin/Solmones as Trustee for the benefit of all creditors excluding Waterton Global. A profit interest is attached to the Summit mine (formerly owned by Santa Fe Gold and its subsidiaries) with the sole benefit for the Creditors holding unsecured claims filed by each creditor with the courts.

DIP Credit Agreement

 In connection with the prepetition negotiations of the restructuring support agreement, Waterton Santa Fe Gold’s major secured creditor and holder of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw down term loan and the Company drew down $2,037,595, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton, also initially advanced a Bridge loan in the amount of $200,000 in borrowings under the Company's DIP Credit Agreement. The Company used the funding to satisfy mainly legal expenses related to the Chapter 11 court proceedings, employee wages and benefits, and travel for the CEO. Any remaining funds from the DIP funding after the dismissal was used to pay final legal fees and fund the trust.

 Pursuant to the Plan, the borrowings under the DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”. Santa Fe retained all debt not associated with the 363 asset sale and lost all assets in the process.

363 Asset Sale

 On February 26, 2016, Waterton completed the acquisition of substantially all of the Company’s assets pursuant to an Asset Purchase Agreement dated February 26, 2016.

 Waterton, as the only successful bidder for Santa Fe’s assets, eliminated all pre-petition agreements, all amounts of loans, interest and gold stream agreements that was owed to them prior to the filings of the chapter 11 and also the DIP funding that was put in place during the proceedings for all assets belonging to Santa Fe and its subsidiaries. All assets were free and clear of liens, claims, mortgages, pledges and interest of any kind without limitation in the transfer. The sale is a binding and valid transfer with all rights, title and interest in the acquired assets. At the time of the agreement all debt owed to Waterton is eliminated, but all other liabilities to unsecured lenders stay in effect.

 The table below summarizes the carrying value of the assets sold and the liabilities disposed in the 363 Asset Sale as of asset transfer on February 26, 2016:

February 26, 2016
Assets Sold
Restricted cash	$ 236,628
Prepaid expenses and other current assets	216,320
Property, plant and equipment, net	4,992,154
Mine development properties, net	10,532,965
Mineral properties, net	599,897
$ 16,577,964
Liabilities Disposed
Notes payable	$ 9,993,280
Accrued interest	5,815,622
Asset retirement obligation	245,494
Accrued property taxes	215,523
Accrued CSA fees	329,938
Total	$ 16,599,857
Net gain on the Asset 363 Sale	$ 21,893

Emergence from Voluntary Reorganization under Chapter 11 Proceedings

 The Company and our Chapter 11 Subsidiaries received bankruptcy court confirmation of the dismissal on June 15, 2016, and subsequently emerged from bankruptcy. The DIP funding, discussed above, allowed the Company to survive the time during bankruptcy and at the end of the bankruptcy turned over any remaining funds to the attorneys and the trust. The only funds available for the future administrative costs were prepaid insurance funds from which we received a refund on June 08, 2016 of $44,926 and on August 22, 2016 received $4,135.  The Company upon emergence resorted to selling equity for cash so as to proceed on reviving the Company. Currently we have no continuing commitment from any party to provide necessary additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company to continue its current business plan.

Other Events

 On October 22, 2014, the Company signed a $500,000 and $250,000 Convertible Note, from two accredited investors, from which we drew down tranches aggregating $275,000.  By August 1, 2016 the note holders converted 46,446,266 shares of the advances to restricted common stock and at June 30, 2016, the notes and related penalties had an aggregate outstanding balance of $200,932. In September 2016 the note holders agreed to take cash settlements aggregating $183,000 to satisfy the outstanding obligations.

On December 14, 2016 the trust, established by the bankruptcy court to protect the creditors, paid $354,458 to recorded creditors.

 Proceeds from the sale of our equity were used to secure claims in the southern part of New Mexico. Between September 14, 2016 and November 4, 2016, we secured 40 claims and paid $9,328 for BLM fees, these claims have a 5% royalty attached. We are currently in negotiations with other existing mines for which we will have to pay royalties or establish a partnership if an agreement is reached.

On August 5, 2016 we contacted 19 creditors and note holders of the Santa Fe Gold and made an offer in compromise:  “the company respectfully hereby offers a cash payment to you, in consideration of your discharge and release of any and all outstanding (non-trust) claims, in the amount of Three (3%) per cent of the present principal balance otherwise owed.” Six of the creditors did not accept our offer and thirteen did. All payments were made in accordance with the settlement terms in March 2017. The combined creditors balance was $357,778 and was settled for $10,734.  The outstanding notes settled were the: IGS note and Interest that aggregated $3,580,432 and was settled for $88,282 and three note holders each had a note for $150,000 with accrued interest aggregating $625,875 and was settled for $13,500. In total $112,516 was disbursed for debt aggregating $4,564,085 and the Company recorded $4,451,569 as forgiveness of debt.

In February 2017, the Company spent about $30,000 for a drilling program on an existing mine to evaluate a potential purchase of said mine. With the drilling program completed we are now in negotiations with the owner to set up a lease/purchase program pending our financing.

On April 10, 2017 we reached a non-disclosure agreement with our prior CEO, Mr. Jordaan, about his outstanding back wages and amounts due for legal services rendered to the Company prior assuming the position of CEO. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016.

Recent Sales of Unregistered Securities

 On October 22, 2014, the Company signed a $500,000 and $250,000 Convertible Note, from two accredited investors, from which we drew down tranches aggregating $275,000. The note holders converted a portion of the advances to restricted common stock and at June 30, 2016, the notes and related penalties had an aggregate outstanding balance of $200,932. In January 2017 the note holders agreed to take cash settlements aggregating $183,000 to satisfy the outstanding obligations.

 The Olson estate returned 6,956,750 shares on November 16, 2015 into the Treasury for no consideration. The shares were added back into the Treasury.

From July 1, 2016 to June 15, 2017, the Company sold 95,119,819 shares of restricted common stock to secure new Company assets and pay current operational costs. Net proceeds received from the sale were $2,583,172.

 On August 2, 2016, the Company issued 16,956,748 shares to employees and consultants to the Company for their efforts to keep the Company functioning. On December 12, 2016, the employees and consultant closely associated to the Company returned 15,956,748 shares to the treasury in order to be able to raise more funds to acquire additional assets.

 On September 20 and 23, 2016 the Company issued contractors 4,300,000 shares for services.

 On December 14, 2016, the Company issued contractors 5,665,360 shares and on December 17, 2016 the Company issued other contractors 200,000 shares for services.

On February 2, 2017 a shareholder returned 18,000,000 shares to the treasury in order to be able to raise more funds to acquire additional assets and the shares will be reissued at a later date when capitalization will permit.

 As of June 28, 2017, the Company has 270,171,343 shares outstanding

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed our Independent Registered Public Accounting Firm for the audit for the current fiscal year ended June 30, 2015. Our prior Independent Registered Public Accounting Firm received sanctions from the SEC and we retained Malone Bailey, LLP as our new Independent Registered Public Accounting Firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 During the fiscal years ended June 30, 2015, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

 Due to the Company’s continuing financial condition, the Company had limited personnel which resulted in a lack of segregation of duties and a lack of formal reviews at multiple levels.

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

Management’s Annual Report on Internal Control over Financial Reporting

 The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2015, as stated above, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following individuals serve as the directors and executive officers of our company as of the date of this annual report:

Name	Age	Position	Date Elected or Appointed
Erich Hofer	56	Director	August 20, 2012
		Chairman of the Board	October 15, 2014
		Interim Chief Executive Officer	May 6, 2016 until August 01, 2016
Thomas Laws	58	Chief Executive Officer Director	August 01, 2016 August 01, 2016
Frank G. Muller	62	Chief Financial Officer, Director	May 7, 2014 August 01, 2016

      Erich Hofer, age 53, joined our board of directors in August 2012. Mr. Hofer is a finance and management executive with over 30 years of international business experience in engineering, energy, manufacturing and financial services. As principal of HFE MAC LLC since 2007, he provides management and advisory services to public and private companies and has assumed key management roles for clients, several of which have been natural resources companies. From 1999 to 2007, Mr. Hofer was CFO for three Swiss technology, manufacturing and energy management companies, and from 1995 to 1998 was financial controller for Zurich State Bank. He also served as Chief of Logistics, Colonel and a Member of General Staff in the Swiss Army. Mr. Hofer holds a MBA Degree from the University of Chicago, and three degrees, including Master of Finance, Bachelor of Economics and Bachelor of Engineering from universities in Switzerland and received BS and MBA Degrees from the State University of New York at Buffalo.

Tom Laws, age 58, is a metallurgist and mining analyst with over 40 years of experience in the mining industry. Mr. Laws’ mining career began in Alaska operating a Placer Gold Mine. He then joined Phelps Dodge Corporation, at the time the world’s largest copper company. His role was a Metals Accounting Specialist and Cost Analyst at the Hidalgo Smelter located in Playas, New Mexico. He later moved to the Tyrone Mine in Tyrone, New Mexico. Eventually, Mr. Laws returned to the Hidalgo Smelter in Playas, New Mexico as controller.

 Mr. Laws was then appointed to oversee costs and budget accounting at Chino Mines. He progressed to become a transaction specialist at Kennecott Mining. There he facilitated the Phelps Dodge Corporation purchase of Chino mines and related companies. After the transaction, Mr. Laws assumed accounting implementation and operational control of the Chino and Kennecott acquisitions for Phelps Dodge Corporation, now part of Freeport-McMoRan Inc., one of the World's largest Copper and Gold Miners.

 Mr. Laws is intimately familiar with mining operations in the Southwestern United States and in particular the Arizona and New Mexico environs. With a large client base in New Mexico, Mr. Laws has worked with a number of mining companies, right up to the present, helping them to evaluate materials, economic utility and the most effective processing methods, looking to develop and optimize their mining output. His extensive area knowledge, broad experience and understanding of the local mineralogy in the mining districts of the Southwest, combined with his many years with Phelps Dodge and Kennecott, gives him a unique perspective on where the most coveted and valuable opportunities are known to exist and specialized knowledge of both large and small projects in the region, with special access and rights to some sizable ore deposits, infrastructure and mines in the area. Mr. Laws was appointed to CEO and to the board of directors of Santa Fe Gold August 1 2016.

Frank G. Mueller, age 62, joined Santa Fe Gold in June 2010 as Assistant Controller. He was promoted to Chief Financial Officer and Treasurer in May 2014. On August 01, 2016 he was appointed by majority vote to the board of directors. Mr. Mueller has 20 years of experience in accounting and financial management. Prior to his employment with Santa Fe Gold, Mr. Mueller served for six years as the Senior Business Manager for two divisions of Cornell Company, a publicly traded organization. Mr. Mueller was responsible for financial reporting, revenues, budgeting and inventory for 20 plus facilities in multiple states. Mr. Mueller holds a Bachelor of Science Degree in Business Administration, with Honors, from the University of Texas in El Paso and a Master’s Degree in Accounting from New Mexico State University.

Nominating and Corporate Governance Committee

 The primary purposes of the Committee are:

• identifying individuals qualified to become directors;

• monitoring the implementation of our corporate governance guidelines; and

• overseeing the evaluation of our management and our board.

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

Audit Committee

 The primary purposes of the Committee are:

• assisting our board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to stockholders and others;

• overseeing and evaluating our system of internal controls established by management; and

• supervising the audit and financial reporting process (including direct responsibility for the appointment, compensation and oversight of the independent auditors engaged to perform the annual audit and quarterly reviews with respect to our financial statements).

Audit Committee Report

 The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended June 30, 2015. The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

 The Committee at June 30, 2015 consists of Mr. Hofer, and serves as chairman. We do not anticipate a change in the composition of the Committee prior to our next annual meeting of stockholders. Mr. Hofer is considered “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Hofer qualifies as an “audit committee financial expert” as defined by the rules promulgated by the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

 Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2015, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements to the best of our knowledge.

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

Summary Compensation Table

 The following table summarizes the compensation awarded to, earned by or paid during the last two fiscal years to named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, and who were serving as executive officers at the end of or during the fiscal year ended June 30, 2015, and whose total compensation exceeded $100,000 per year; and (c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2015.

Summary Compensation Table

Summary Compensation Table

						Non-	Non-
						Equity	qualified
						Incentive	Deferred
						Plan	Compen-	All Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jakes Jordaan (1)	2015	376,908	-	-	-	-	-	-	376,908
Interim CEO	2014	-	-	-	-	-	-	-	-
			-	-
W. Pierce Carson(1)	2015	-	-	-	-	-	-	-	-
Former President & CEO	2014	263,552	-	-	252,020(2)	-	-	-	515,572

Frank Mueller	2015	85,000	-		-	-	-	-	85,000
CFO & Secretary (3)	2014	10,325	-	-	-	-	-	-	10,325

Michael P. Martinez	2015	-	-	-	-	-	-	-	-
Former CFO/Treasurer(4)	2014	115,640	-	-	-	-	-	-	115,640

John L White	2015	-	-	-	-	-	-	-	-
Vice President of Operations until July 15, 2014	2014	140,400	-	-	-	-	-	-	140,400

(1) On June 27, 2014 the board of directors terminated Mr. Carson as CEO and President and elected Mr. Jordaan as interim CEO until July 15, 2014.With the Canarc agreement  position after the termination of the Canarc agreement.we changed the CEO to C. Chiloflischi, CEO of Canarc and Mr. Chiloflischi received no compensation until he resigned on October15, 2013.  Mr. Jordaan resumed his leadership

(2) On October 15, 2013, the compensation committee of the board of directors extended the expiration date of an aggregate of 4,000,000 outstanding common stock options ended June 30, 2014. The options expired in accordance with the 2007 EIP.in the fair value of the options was determined to be $252,020 using the Black-Scholes option pricing model and was expensed as stock-based compensation during the year The options were originally scheduled to expire on October 15, 2013. The expiration date of the 4,000,000 options was extended to October 15, 2016. The incremental increase and made such options subject to all provisions of the Company’s 2007 Equity Incentive Plan, including cashless exercise provisions and conditions to exercise and expiration.

(3) Mr. Mueller appointed to CFO and Corporate Secretary on May 12, 2014.

(4) Mr. Martinez left the employment of the Company on May 3, 2014.

Outstanding Equity Awards as of June 30, 2015

      The following table summarizes the outstanding equity awards as of June 30, 2015, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2015

Option Awards						Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
							of	Number	or Payout
						Number	Shares	of	Value of
						of	or	Unearned	Unearned
						Shares	Units	Shares,	Shares,
			Number of			or Units	of	Units or	Units or
			Securities			of Stock	Stock	Other	Other
			Underlying			That	That	Rights	Rights
		Name	Unexercised	Option		Have	Have	That	That
			Options	Exercise	Option	Not	Not	Have Not	Have Not
			(#)	Price	Expiration	Vested	Vested	Vested	Vested
			Exercisable	($)	Date	(#)	($)	(#)	($)

Jakes	200,000	N/A	N/A	0.14	8/6/2018	N/A	N/A	N/A	N/A
Jordaan(1)	100,000	N/A	N/A	0.08	1/1/2019	N/A	N/A	N/A	N/A
	100,000	N/A	N/A	0.07	1/1/2020	N/A	N/A	N/A	N/A
	2,500,000	N/A	N/A	0.05	10/17/2018	N/A	N/A	N/A	N/A
Frank G.	10,000	N/A	N/A	0.36	12/31/2017	N/A	N/A	N/A	N/A
Muller(2)	2,500,000	N/A	N/A	0.05	10/17/2018	N/A	N/A	N/A	N/A

     (1) Appointed interim CEO on June 27, 2014 until July 15, 2014. Reappointed on Oct 15, 2014 and terminated May 6 2016.
     (2) Appointed CFO & Secretary on May 12, 2014.

Compensation of Directors

     The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2015:

Compensation of Directors

				Non-Equity	Non-
				Incentive	qualified
	Fees			Plan	Deferred	All Other
	Earned	Stock	Option	Compen-	Compen-	Compen-
	or Paid in	Awards	Awards	sation	sation	sation	Total
Name(1)	Cash	($)	($)	($)	Earnings	($)	($)
	($)				($)
Jakes Jordaan	47,762	-	132,000	-	-		179,762
Erich Hofer	37,575	-	132,000	-	-	-	169,575

(1)	Legal fees incurred to a law firm in which Jakes Jordaan is a Partner. As at June 30, 2015, a balance of $405,386 remains owed to the law firm for legal services rendered prior to becoming CEO.

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

 During fiscal years 2015 and 2014, non-officer directors received no consulting fees separate and distinct from directors’ fees as a result of actual services rendered above and beyond those typical of a non-officer director. Total director fees were $35,575 for the year ended June 30, 2015.

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

 The following table sets forth, as of June 28, 2017, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

Name and Address of	Title of	Number of	Percent of
Beneficial Owner	Class	Shares	Class (1)
Erich Hofer	Common Stock	2,825,000(1)	1.01%
Denver, CO 80202
Sulane Holdings, Inc.	Common Stock	16,460,900(2)	6.10%
Switzerland
Jakes Jordaan	Common Stock	5,900,000(3)	2.16%
Dallas, TX 75204
Frank Mueller	Common Stock	3,244,211(4)	1.1 9%
Albuquerque, NM 87107
Mark Johnson	Common	15,200,000	5.63%
	Stock
Officers, Directors and Affiliates as a Group (5 Persons)	Common Stock	50,380,111(5)	18.10%

(1)

Includes options issued under the 2007 EIP to acquire 125,000 shares at an exercise price of $0.36 per share, 100,000 shares at an exercise price of $0.32 per share and 100,000 shares at an exercise price of $0.001 per share plus to acquire 2,500,000 shares at an exercise price of $0.05 per share.

(2)

Includes 13,500,000 shares issued in connection with conversion in December 2011 of convertible debentures at a conversion price of $1.00 per share. Also includes an aggregate of 1,457,360 shares that were issued for conversion of accrued interest due June 30, 2009, September 30, 2009 and December 31, 2009.

(3)

Includes options issued under the 2007 EIP to acquire 200,000 shares at an exercise price of $0.14 per share, 100,000 shares at an exercise price of $0.08 per share, 100,000 shares at an exercise price of $0.07 per share and non-plan options to acquire 2,500,000 shares at an exercise price of $0.001 per share.

(4)	Includes non-plan options to acquire 2,500,000 shares at an exercise price of $0.001 per share and 10,000 options at an exercise price of $0.36.
(5)

Applicable percentage of ownership is based on 270,171,343 shares of common stock outstanding as of June 15, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of June 23, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of, June10, 2017 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

  The following table contains information regarding our Equity Compensation Plans as of June 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

2007 Equity Incentive Plan approved by security holders	1,310,000	$0.28	4,550,000
Equity compensation plan not approved by security holders(1)	N/A	N/A	N/A

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS None
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE

     The following table discloses the fees accrued and paid for professional services provided by StarkSchenkein, LLP for the 2014and by Malone Bailey, LLP for 2015:

	2015	2014
Audit Fees (1)	$100,000	$204,415
Tax Fees (2)	0	0
	$100,000	$204,415

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger of Arizona Mica Properties, Inc. into Sanchez Mining, Inc., a wholly-owned subsidiary of Registrant, dated as of March 9, 1999	Incorporated by reference to Exhibit 1 to Registrant’s 8-K dated March 9, 1999, as filed with the SEC on March 24, 1999

3.1	Registrant’s Certificate of Incorporation dated August 8, 1991	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.2	Articles of Amendment to the Certificate of Incorporation dated December 5, 1991	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

3.3	Registrant’s Amended By-laws	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

4.1	Specimen stock certificate	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992

4.2	Rights Agreement dated July 19, 1995 between the Registrant and Montreal Trust Company of Canada	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995

10.1	Agreements for Piedras Verdes property	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 33-45162)

10.2	Purchase Agreement dated July 27, 1995 between the Registrant, Sanchez and Phelps Dodge	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10- K/A for the fiscal year ended June 30, 1995

10.3	Memorandum of Agreement dated June 7, 1996, by and among West Africa Gold & Exploration Ltd., Eagle River International Limited, Lion Mining Finance Limited and the Registrant	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the SEC on September 30, 1996

10.4	Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s DEF 14A as filed with the SEC on March 5, 1997

10.5	Memorandum of Agreement/Eagle River International Ltd.	Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the SEC on September 30, 1997

10.6	Management Agreements dated February 1, 1998 between the Registrant, Alan Lindsay and Associates, Ltd. and ARH Management Ltd.	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the SEC on September 30, 1998

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

Date: June 30, 2017	By: /s/ Tom Laws
Tom Laws
Chief Executive Officer
(Principal Executive Officer)

Date: June 30, 2017	By: /s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom Laws	Chief Executive Officer, Director	June 30, 2017
Tom Laws	(Principal Executive Officer)

/s/ Frank Mueller	Chief Financial Officer, Director	June 30, 2017
Frank Mueller	(Principal Financial Officer)

/s/ Eric Hofer	Chairman of the Board	June 30, 2017
Eric Hofer

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2015.