Form 10-Q
period 2015-09-30
Santa Fe Gold CORP
filed 2017-10-18
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  001-12974

SANTA FE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	841094315
(State or Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 25201
Albuquerque, NM	87125
(Address of Principal Executive Offices)	(Zip Code)

505) 255-4852

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 271,940,260 shares of common stock par value $0.002, of the issuer were issued and outstanding as of October 17, 2017.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	June 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$375,346	$69,305
Other receivable	-	34,833
Prepaid expenses and other current assets	255,693	221,232
Total Current Assets	631,039	325,370

MINERAL PROPERTIES	599,897	599,897

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, NET	16,215,360	16,659,231

OTHER ASSETS:
Restricted cash	236,628	236,628
Total Other Assets	236,628	236,628
Total Assets	$17,682,924	$17,821,126

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$-	$3,824,590
Accrued liabilities	5,239,414	10,941,480
Derivative instrument liabilities	-	1,367,142
Senior subordinated convertible notes payable, net of unamortized discount of $258,345	-	3,443,918
Notes payable, current portion	7,755,685	10,119,570
Debtor in possession financing	839,608	-
Completion guarantee payable, net of unamortized discount of $59,586	-	3,300,287
Asset retirement obligation	245,494	-

Total Current Liabilities	14,080,201	32,996,987

Liabilities subject to compromise	19,021,818	-

LONG-TERM LIABILITIES:
Asset retirement obligation	-	245,494
Total Liabilities	33,102,019	33,242,481

STOCKHOLDERS' DEFICIT:
Common stock, $0.002 par value, 300,000,000 shares authorized; 189,842,914 and 142,396,648 shares issued and outstanding, respectively	379,685	284,793
Additional paid in capital	80,065,902	79,857,465
Accumulated deficit	(95,864,682)	(95,563,613)
Total Stockholders' Deficit	(15,419,095)	(15,421,355)

Total Liabilities and Stockholders' Deficit	$17,682,924	$17,821,126

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

SALES, net	$2,015	$71,518

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	40,000
Exploration and other mine related costs	114,458	194,726
General and administrative	309,634	369,643
Depreciation and amortization	443,871	482,248
Accretion of asset retirement obligation	-	1,442
Reorganization costs	217,203	-
Total Operating Costs and Expenses	1,085,166	1,088,059

LOSS FROM OPERATIONS	(1,083,151)	(1,016,541)

OTHER INCOME (EXPENSE):
Foreign currency translation	288,085	301,152
Gain (loss) on derivative instrument liabilities	1,158,573	(512,715)
Financing costs - commodity supply agreements	222,703	756,372
Finance charges	(74,458)	(25,125)
Interest expense	(812,821)	(447,615)
Total Other Income (Expense)	782,082	72,069

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(301,069)	(944,472)
PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(301,069)	$(944,472)

Basic and Diluted Per Share data
Net (Loss) - basic and diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	142,854,374	130,620,532

The accompanying notes are an integral part of the unaudited consolidated financial statements

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(301,069)	$(944,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,871	482,248
Stock issued for services	66,400	-
Accretion of discount on notes payable	151,287	12,241
Financing costs - commodity supply agreements	(222,703)	(756,371)
Non-cash financing costs	74,458	-
Accretion of asset retirement obligation	-	1,442
(Gain) loss on derivative instrument liabilities	(1,158,573)	512,715
Amortization of deferred financing costs	-	9,931
Foreign currency translation	(288,085)	(301,152)
Net change in operating assets and liabilities:
Accounts receivable	34,833	(58,540)
Inventory	-	40,000
Prepaid expenses and other current assets	(34,461)	(2,801)
Accounts payable and accrued liabilities	700,475	718,846
Net Cash Used in Operating Activities	(533,567)	(285,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(13,500)
Net Cash Provided by (Used) in Investing Activities	-	(13,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP funding	839,608	-
Proceeds from notes payable	-	200,000
Merger advance	-	20,000
Payments on notes payable	-	(4,002)
Net Cash Provided by Financing Activities	839,608	215,998
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	306,041	(83,415)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,305	83,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$375,346	$410

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$216
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accounts payable and accrued wages	$-	$200,000
Common stock issued for convertible notes and accrued interest conversion	$146,848	$-
Settlement of derivative liabilities through conversion	$90,081	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

(Debtor-in-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe" or "Company") is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of December 31, 2015 and June 30, 2015, the consolidated results of operations for the three months ended September 30, 2015 and 2014, consolidated cash flows for the three months ended September 30, 2015 and 2014. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2015. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2015 Annual Report on Form 10-K filed on June 30, 2017.

Going Concern

Sales have decreased the in the most recent fiscal years and the Company suspended all mining operations and placed the mine and mill on a care and maintenance program in November 2013. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. On August 26, 2015 Santa Fe and its wholly-owned subsidiaries filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware.

At September 30, 2015, the Company was in default on payments totaling approximately $12.5 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). As a result of these circumstances, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

Upon receiving the Certification of Counsel Regarding Satisfaction of Conditions in Debtors’ Motion to dismiss Chapter 11 Cases, on June 15, 2016, the Company received the Court Order Dismissing the Chapter 11 Case under the Bankruptcy Code. See NOTE 14 – SUBSEQUENT EVENTS to the financial statements for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current year's presentation.

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

Significant estimates are used when accounting for the Company's carrying value of mineral properties, fixed assets, depreciation and amortization, accruals, derivative instrument liabilities, taxes and contingencies, asset retirement obligations, revenue recognition, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2015, and June 30, 2015, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Other Receivable

As of September 30, 2015, the Company has no receivables and at June 30, 2015, had another receivable for a refund of insurance.

Property, Plant, Equipment and Mine Development

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

Estimated Useful Life
Leasehold improvements	3 Years
Office furniture and equipment	3 Years
Mine processing equipment and buildings	7- 20 Years
Plant	3 - 9 Years
Tailings	3 Years
Environmental and permits	7 Years
Asset retirement obligation	5 Years
Automotive	3 - 5 Years
Software	5 Years

All property and equipment on the Companies’ books was sold with the 363 Asset Sale in February 2016.

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

All property and equipment on the Companies’ books was sold with the 363 Asset Sale in February 2016.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. There was no impairment of the Company’s mine equipment, mine development costs and mineral properties during the three months ended September 30, 2015.

Restricted Cash

Restricted cash is maintained in connection with requirements for reclamation of projects and bonding requirements for the Company’s weighmaster scale. All Reclamation Bonds will be transferred to Waterton after the 363 Asset Sale in February 2016.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized as a one day derivative loss, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

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

As of September 30, 2015, the Company had a reclamation obligation totaling $245,494.

With the bankruptcy filing and the future sale of all assets, all reclamation costs and the related bonds deposits was transferred to the buyer of the assets.

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

Net Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three month periods ended September 2015 and 2014, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Financial Statement Classification of Liabilities Subject to Compromise

Our financial statements include amounts classified as liabilities subject to compromise, which represent liabilities that have been allowed, or that we anticipate will be allowed, as claims in our bankruptcy case. As previously referenced, resolution of certain of these claims have and will extend beyond the date we exited bankruptcy. These balances include amounts related to the anticipated rejection of various liabilities. Because the uncertain nature of many of the potential claims has not been determined at this time, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

The following table summarizes the components of liabilities subject to compromise included on our consolidated balance sheets as of:

September 30,
2015
Accounts payable	$3,798,780
Convertible notes, less discounts	3,265,846
Notes payable	2,363,885
Completion guarantee payable, net of unamortized discount	3,310,218
Accrued liabilities	6,164,601
Derivative instruments liabilities	118,488
$19,021,818

Reorganization Items

The Company and the Chapter 11 Subsidiaries have incurred significant costs associated with the bankruptcy, principally professional and legal fees. The amount of these costs, which are being expensed as incurred, significantly affect our results of operations. For the three months ended September 30, 2015, these costs aggregated $217,203.

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has not yet selected a transition method, and has not determined the impact, if any, that the new standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. This adoption of this standard does not have an effect on the Company’s reported financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2016. This update contains amendments that clarify the principles for management’s assessment of an entity’s ability to continue as a going concern. Management has not determined if the adoption of this standard will have an effect on the Company’s reported financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019.  ASU No 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, stock-based compensation excess tax benefits or tax deficiencies will be reflected in the consolidated statement of operations within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. The amount of the impact to the provision for income taxes will depend on the difference between the market value of share-based awards at vesting or settlement and the grant date fair value. The amendment is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In November 2016, the FASB has issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on how restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its Consolidated Statements of Cash Flows.

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30, 2015 June 30, 2015:

	September 30,	June 30,
	2015	2015
Interest	$6,923,606	$6,304,917
Vacation	41,214	41,214
Deferred and accrued payroll burden	338,924	360,354
Franchise taxes	8,695	8,695
Royalties (calculated as a percentage of net smelter proceeds to a royalty holder)	766,744	757,251
Accrued DIP funding fees	32,203	-
Merger costs, net	269,986	269,986
Other	19,579	19,579
Audit	20,000	20,000
Commodity supply agreements	2,844,514	3,067,117
Property taxes	138,550	92,367

	11,404,015	10,941,480
Less amounts in Liabilities subject to compromise	(6,164,601)	-
	$5,239,414	$10,941,480

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and to arrive at the fair value of derivatives associated with the convertible note, and Monte Carlo model was utilized that values the Convertible Note based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at December 31, 2015. Multinomial lattice models were utilized that value the derivative liability within the notes based on a probability weighted discounted cash flow model.

Utilizing the two methods the aggregate derivative instruments liability was determined to be $118,488 as of September 30, 2015. The following assumptions were utilized in the Black Scholes option pricing model: (1) risk free interest rate of 0.01% to 1.01%, (2) remaining contractual life of 0.13 to 3.77 years, (3) expected stock price volatility of 171% to 307%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the three months ended September 30, 2015, of $1,158,573. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.1760 was utilized, (5) notes convert with variable conversion prices based on the lesser range from of $0.0425 or $0.125 or a fixed rate of 50% or 60% of either the low 20 or 25 TD, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company are 99% –537%. The table below shows the loss on the derivative instruments liability for the three months ended September 30, 2015.

Three Months Ended September 30, 2015

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the three months ended
	June 30, 2015	September 30, 2015	September 30, 2015

Purchase Agreement Warrants and Convertible Debt	$1,367,142	$118,488	$1,248,654

Settlement of derivative liabilities through conversion			(90,081)

Gain on Derivatives			$1,158,573

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. At September 30, 2015, the derivative instruments liability was classified in liabilities subject to compromise.

NOTE 5 - COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,310,218 and $3,300,287, net of unamortized discount of $49,655 and $59,586, at September 30, 2015 and June 30, 2015, respectively, and are reported as completion guarantee payable. During the three months ended September 30, 2015, an amortized discount of $9,931 was recognized as interest expense. At September 30, 2015, the outstanding balance was classified in liabilities subject to compromise.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

On October 31, 2012, the notes with the three accredited investors became due and payable. On January 15, 2013, the maturity dates for the convertible senior subordinated notes aggregating $450,000 were extended for a period of two years from the original maturity date. Additionally, the convertible price of the notes was reduced to $0.40 and the automatic conversion price of $2.50 was reduced to $0.80. In connection with the extension of the notes, 562,500 warrants were issued with a strike price of $0.40 and term of two years from the original maturity dates. The warrants have expired.

As of September 30, 2015, the outstanding principal balance and accrued interest on the senior subordinated convertible notes, was $450,000 and $110,250, respectively, and classified as current. The notes are currently due and in default. At September 30, 2015, the note principle and accrued interest are classified in liabilities subject to compromise.

Convertible Secured Notes

In October and November 2012, the Company received advances totaling A$3,900,000 (A$ - Australia dollars), representing cash proceeds of $3,985,000, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and were secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion.

As of September 30, 2015, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,738,568 accrued interest was $481,145. The note is currently due and in default at September 30, 2015. IGS never submitted a conversion notice. In March 2017 we reached an agreement with IGS for a cash settlement of $88,283 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

At September 30, 2015, the note principle and accrued interest are classified in liabilities subject to compromise.

Convertible Unsecured Notes

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and received a consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The Consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the Consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principle of $68,900 into 1,800,000 shares of restricted common stock. During the three months ended September 30, 2015, the investor converted the balance of the note principle and added interest charges of $24,433 into 916,078 shares of restricted common stock.

The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $78,529 in the period ending December 31, 2014. During the three months ended September 30, 2015, and amortization of loan discounts was recognized as interest expense of $20,185.

On February 25, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $105,556 in the period ending March 31, 2015. During the three months ended September 30, 2015, amortization of loan discounts was recognized as interest expense of $60,973. During the three months ended September 30, 2015, the investor converted the principle and added interest charges aggregating $62,223 into 27,522,855 shares of restricted common stock.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $90,395 in the period ending June 30, 2015. During three months ended September 30, 2015, amortization of the loan discount was recognized as interest expense of $1,462. No note conversions were made on the note during the three months ended September 30, 2015. During the three months ended September 30, 2015, $37,777 in default and interest charges was added to the note balance of which $6,666 was added to the note discount. As of September 30, 2015, the note balance was $93,333 and the unamortized loan discount was $61,167.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. At September 30, 2015, the three note tranches had aggregated outstanding principal, discounts and accrued interest of $93,333. Subsequent to our year current end June 30, 2015, the notes were not converted and were retired with a $90,000 payment.

At September 30, 2015, the note balance is and unamortized loan discount are classified in liabilities subject to compromise.

On January 20, 2015 the Company signed a $250,000 Convertible Note with an accredited Investor and received on January 20, 2015, a consideration of net proceeds $50,000, net of an OID of $5,556. The consideration on the Note has a Maturity date of two years from payment of each consideration and has a 10% OID component attached to it. A one- time interest charge of 12% is applied to the principal sum on the on the date of the consideration. The Note principal and interest shall be paid at Maturity date or sooner as provided within the Note and conversion provisions. The Investor may pay additional consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $228,200 in the period ending March 31, 2015.

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $54,270 in the period ending June 30, 2015.

During the three months ended September 30, 2015, amortization of loan discounts on the two considerations was recognized as interest expense of $59,584. During the three months ended September 30, 2015, the investor converted note principle of $60,192 into 18,007,333 shares of restricted common stock. During the three months ended September 30, 2015, penalties and default charges of $43,347 were added to the note balances. As of September 30, 2015, the aggregate note balances were $107,599 and the unamortized loan discounts were $62,488.

The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At September 30, 2015, the two note considerations had an aggregated outstanding principal $107,599. Subsequent to our fiscal year ended June 30, 2016, the note balances were not converted and were retired with a $93,000 payment.

At September 30, 2015, the notes principle and unamortized loan discount are classified in liabilities subject to compromise.

The components of the convertible notes payable are as follows:

	Principal	Unamortized
September 30, 2015:	Amount	Discount	Net
Current portion	$3,389,501	$(123,655)	$3,265,846
Long-term portion, net of current	-	-	-
Balance classified in liabilities subject to compromise	$3,389,501	$(123,655)	$3,265,846

	Principal	Unamortized
June 30, 2015:	Amount	Discount	Net
Current portion	$3,702,263	$(258,345)	$3,443,918
Long-term portion, net of current	-	-	-
	$3,702,263	$(258,345)	$3,443,918

NOTE 7 - SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked for fund but was not drawn down. At September 30, 2015, the note balance was $7,755,585 and accrued interest was $5,005,385.

The agreement was eliminated with the 363 Asset Sale where Waterton received all the assets of the Company for all debt and any other agreement obligations as agreed on in the bankruptcy filings in August 2015.

Debtor in Possession Financing

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw net term loan of which $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.  Advances under the DIP Credit Agreement at September 30, 2015, were $839,608 and accrued interest and fees were $37,829.

NOTE 8 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and this amount is outstanding at June 30, 2016 and 2015 and is in default. Accrued interest on note at September 30, 2015 is $29,385. At September 30, 2015, the note principle and accrued interest are classified in liabilities subject to compromise.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at September 30, 2015, and accrued interest of $42,282. The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale and remains unsold at September 30, 2015. At September 30, 2015, the note principle and accrued interest are classified in liabilities subject to compromise.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in Accrued Liabilities at June 30, 2016 and 2015. This amount is net of a break fee of $300,000 due the Company from Tyhee. Accrued interest on note at June 30, 2016 and 2015 was $990,657 and $570,687, respectively.

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement DIP funding, at:

	September 30,	June 30,
	2015	2015
Working capital advances, interest at 1% per month, due January 15, 2015	$200,000	$200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,755,685	7,755,685
Total Outstanding Notes Payable	10,119,570	10,119,570
Less: Amounts classified in Liabilities subject to compromise	(2,363,885)	-
Notes payable	$7,755,685	$10,119,570

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

 Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  A slight change in unobservable inputs such as volatility can significantly could have a significant impact on the fair value measurement of the derivatives liabilities.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of September 30, 2015 and June 30, 2015 are as follows:

September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$118,488	$118,488

June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$1,367,142	$1,367,142

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Chapter 11 Bankruptcy

On August 26, 2015, the Company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW).  Jakes Jordaan, Santa Fe’s CEO filed in his Affidavit in Support of the first day motion (full affidavit can be researched in the Delaware court filings. Case# 15-11761 MFW on August 26, 2015) that we have only one remaining option (plan) to have an orderly sale of all assets to satisfying qualified debt without any plan for the thereafter and he began working with Canaccord Genuity Inc. (“Canaccord”) as our investment banker to assist with these efforts. The “asset sale” took place in February 2016 and left Santa Fe Gold and Subsidiaries without any assets but with all debt.

After the dismissal of the bankruptcy case, the Company will have no assets, but is still liable for all commitments and debts outstanding.  After the dismissal, the Company will, in due time, divest itself from all subsidiaries and will keep only Santa Fe Gold, the parent company active.  SFG Barbados, Lordsburg Mining Company and AZCO will be dormant and all the commitments and debts will stay with the respective companies. The court set up a Trust fund that will be funded by the activities of the Summit mine for 5 years and the trust funds will be distributed by an independent trustee to all credit holders on record.

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global, holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw term loan of up to $2,037,595 million, which became available to the Company upon the satisfaction of certain milestones and contingencies. Upon emergence from bankruptcy, the Company had drawn down the entire $2,037,595 million available. Pursuant to the Plan, the borrowings under the DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.

Santa Fe Gold failed to provide a plan of Reorganization with the filing of protection under the Bankruptcy Codes; the significant transactions that occurred upon emergence from bankruptcy will be discussed in “subsequent events”.

Office and Real Property Leases

On August 01, 2015, the Company moved the office to a single room located in Albuquerque, NM for a monthly rent of $500 until the Company is able to lease increased due to additional personnel requirements.

Rental expense totaled $1,500 and $5,880 for the three months ended September 30, 2015 and 2014, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 11 - STOCKHOLDERS' EQUITY

Issuance of Stock

(i)	Issued 1,000,000 shares of restricted common stock for consulting services at a value of $66,400 on the date of issuance;

(ii)	Issued an aggregate of 18,007,333 shares of restricted common stock to an accredited investor for the partial conversion of convertible notes aggregating $60,192, and
(iii)	Issued an aggregate of 28,438,933 shares of restricted common stock to an accredited investor for the partial conversion convertible notes aggregating $86,656;

Issuance of Warrants

During the three months ending September 30, 2015, no warrants were issued and 6,244,286 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During the three months ending September 30, 2015, no options were granted and no options expired.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the three months ending September 30, 2015, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2015	12,510,000	$0.07	20,896,054	$0.37
Granted	-	-	-	-
Canceled	-	-	-	-
Expired	-	-	(6,244,286)	$0.40
Exercised	-	-	-	-
Outstanding at September 30, 2015	12,510,000	$0.07	14,651,768	$0.35

Stock options and warrants outstanding and exercisable at September 30, 2015, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	11,000,000	11,000,000	3.11	$0.05	$0.06	3,375,000	3,375,000	0.25	$0.06
$0.07	200,000	200,000	4.26	$0.07	$0.15	4,320,000	4,320,000	3.41	$0.15
$0.08	200,000	200,000	3.26	$0.08	$0.38	523,434	523,434	1.96	$0.38
$0.14	200,000	200,000	2.85	$0.14	$0.40	4,500,000	4,500,000	1.84	$0.40
$0.32	250,000	250,000	1.89	$0.32	$0.87	500,000	500,000	0.84	$0.87
$0.36	660,000	660,000	1.67	$0.36	$1.00	600,000	600,000	1.11	$1.00
	--	--			$1.50	833,334	833,334	0.25	$1.50
	12,510,000	12,510,000				14,651,768	14,651,768

	Outstanding Options		3.03	$0.07	Outstanding Warrants			1.78	$0.35

	Exercisable Options		3.03	$0.07	Exercisable Warrants			1.78	$0.35

As of September 30, 2015, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options and warrants was $0. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.001closing stock price of the common stock on September 30, 2015.

The total intrinsic value associated with options exercised during the three months ended September 30, 2015, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 12 - RELATED PARTY TRANSACTIONS

In the, three months ended September 30, 2015 and 2014, the Jordaan Law Firm billed for legal services $0 and $31,753, respectively. At September 30, 2015, the Company owed to related parties an aggregated amount of $269,787 and $421,385 respectively.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

NOTE 13 - LEGAL PROCEEDINGS

All legal proceedings stayed with the filing of Chapter 11 bankruptcy. At the time of the bankruptcy filing several litigations were filed in several courts. Santa Fe believes that the following suits will be stayed pursuant to the Bankruptcy Code. After dismissal of the Chapter 11 filings, we have not been notified of any of the below cases if they will continue or not.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048

County of Bernalillo, NM;

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058

County of Sierra, NM;

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165

County of Quintero, NM. Series of collection cases by Boart Longyear Company, who obtained Utah judgment for equipment delivered to Lordsburg Mining Company

Santa Fe Gold Corporation v. Tyhee Gold Corp., Brian K. Briggs, SRK Consulting (US), Inc., and Bret Swanson, Case No: 14CV032866, District Court, Denver County, Colorado

Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold.Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372

County of Bernalillo, NM 28 Collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of June 30, 2016, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 14 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In June 2016, issued 2,739,187 shares of restricted common stock for  consulting services at a value of $2,739 on the date of issuance.

In June 2016, issued 14,217,561 shares of restricted common stock for compensation to officers and a consultant at a value of $14,217 on the date of issuance.

In the period from June 2016 through June 2017, the Company sold an aggregate of 48,344,368 units. Each unit consisted of one common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 48,344,368 common shares. The Company received aggregate proceeds of $2,723,483 from these sales and warrant exercises. In connection with this offering, the Company incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed with exercise prices ranging from $0.001 to $0.10. To date, no placement agent fee warrants have been issued. The Company incurred a cash fee amounting to $272,348 in connection with this raise.

In addition, between July 2017 and October 17, 2017, the Company has an additional $2,623,281 for additional equity purchases from a private overseas investment company and a number of associated investors. The stock and warrant shares have not been issued at this time and the stock certificates and warrant shares (approximately 32,787,500 shares at this time) will be issued at the same time and the same price. In connection with this offering, the Company has incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed. To date, no placement agent fee warrants have been issued. The Company has incurred a cash fee amounting to $262,281 in connection with this raise.

On August 1, 2016, the Company issued to a lender 2,120,000 shares of common stock and the shares were returned to the  Company on September 13, 2016, due to a pre-existing agreement with the Company.

On December 12, 2016, employees and a consultant returned 15,956,748 shares to the treasury in order to be able to raise more funds to acquire additional assets.

On November 16, 2015, the Olson estate returned 6,956,750 shares on, into the Treasury for no consideration. The shares were added back into the treasury on August 1, 2016, by our transfer agent upon completion of necessary documentation by the estate for the legal transfer.

On September 20 and 23, 2016, the Company issued contractors 3,300,000 shares restricted common stock for services.

On December 17, 2016, the Company issued to a contractor 200,000 shares for services.

On January 25, 2017, the Company issued contractor 200,000 shares of restricted stock for services.

Other Events

On July 19, 2016 a new company was formed: Santa Fe Acquisition LLC (“SFA”) with Tom Laws, our CEO, as the signer, for the sole purpose of acquiring assets for Santa Fe Gold (“SFG”). On September 25, 2017, with an effective date of July 23, 2016, the CEO assigned ownership of SFA to Santa Fe Gold whereby SFG became to sole member of SFA resulting in SFA becoming a wholly owned subsidiary of SFG.  All major purchases were made through the SFA Company for the benefit of SFG, with the funding provided by SFG.

On December 9, 2016, the Company retained International Monetary ("IM") as its Investment Banking & Strategic Advisory firm to provide capital resources, structure financing, proprietary investor relations services, advice on maximizing growth and valuation, M&A advisory and counsel to the Company's management on other strategic decisions. IM is to receive 6 installment payments of $6,000 and 2% of the Company’s common stock on a fully diluted basis amounting to 5,665,360 shares issued at the time of signing the contract. In addition, IM is entitled to additional common shares amounting to 2% of the Company’s common stock on a fully diluted basis six months from the date of the agreement.

Between April 10, 2017 and October 13, 2017 Santa Fe Gold transferred approximately $2.5 million to acquire properties for Santa Fe Gold and the staking of all the claims currently owned by Santa Fe Gold. The announcement was made on September 17, 207 that we acquired 100% of Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company, which includes formerly optioned AG1 Silver Mine and all lands surrounding the project to include potential Porphyry Silver Discovery and all rights to same. These transactions are summarized below:

- On April 10, 2017, the Company delivered $500,000 to be held in escrow pending, and to be applied as part of the purchase price due under an agreement with Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company to acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid over time as stated in the Bullard’s Peak agreement.

- On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered an additional $100,000 towards the purchase price.

- On August 30, 2017, the Company delivered an additional $900,000 to Bullard’s Peak towards the purchase price under terms of the Agreement.

- On September 08, 2017, the Company delivered $500,000 to Bullard’s Peak towards the purchase price under terms of the Agreement.

- On September 14, 2017, the Company acquired 100% of Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company, pending two more payment to be delivered at the end October and November 2017.

- On October 13, 2017, the Company delivered $500,000 to Bullard’s Peak towards the purchase price under terms of the Agreement.

On April 10, 2017 we reached a non-disclosure agreement with our prior CEO, Mr. Jordaan, about his outstanding back wages and amounts due for legal services rendered to the Company prior assuming the position of CEO. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016.

On February 2, 2017, an investor returned 18,000,000 shares to the Company and were returned to the transfer agent and cancelled and are deducted from the outstanding shares. The shares are to be re-issued at a later time and the obligation will be accounted for as a derivative liability at the fair value of the shares and marked to market at each balance sheet date.

On October 22, 2014, the Company signed a $500,000 and $250,000 Convertible Note, from two investors, from which we drew down tranches aggregating $275,000. The note holders converted a portion of the advances and default penalties to restricted common stock and at September 30, 2015, the notes and related default penalties had an aggregate outstanding balance of

$200,932. In January 2017 the note holders agreed to take cash settlements aggregating $183,000 to satisfy the outstanding obligations.

On December 14, 2016 the trust, established by the bankruptcy court to protect the creditors, paid $354,458 to the recorded creditors and Santa Fe Gold will record this as Trust Forgiveness Revenues.

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

Proceeds from the sale of our equity were used to secure claims in the southern part of New Mexico. Between September 14, 2016 and November 04, 2016, we secured claims and paid $9,328 for BLM filing fees, these claims have a 5% royalty attached. As of October 2017, we have the rights to 24 claims.We are currently in negotiations with other existing mines for which we may have to pay royalties or establish a partnership if an agreement is reached.

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

The table below summarizes the carrying value of the assets sold and the liabilities disposed in the 363 Asset Sale as of the asset transfer on February 26, 2016:

February 26, 2016
Assets Sold
Restricted cash	$ 236,628
Prepaid expenses and other current assets	39,584
Property, plant and equipment, net	4,992,154
Mine development properties, net	10,532,965
Mineral properties, net	599,897
$ 16,401,228
Liabilities Disposed
Notes payable	$ 9,993,280
Accrued interest	5,815,622
Asset retirement obligation	245,494
DIP fees	32.203
Accrued CSA fees	329,938
Total	$ 16,416,537
Net gain on the Asset 363 Sale	$ 15,309

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

•exploration for minerals is highly speculative and involves greater risk than many other businesses; as such, most exploration programs fail to result in the discovery of economic mineralization;

•we will require additional financing in the future to restart production at the Summit Mine property and to bring it into sustained commercial production;

•our dependence on our Summit project for our future operating revenue, which property  currently has limited proven  or probable reserves;

•our mineralized material calculations at the Summit property and other projects are only estimates and are based principally on historic data;

•actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;

•exposure to all of the risks associated with restarting and establishing new mining operations, if the development of one or more of our mineral projects is found to be economically feasible;

•title to some of our mineral properties may be uncertain or defective;

•land reclamation and mine closure may be burdensome and costly;

•significant risk and hazards associated with mining operations;

•we will require additional financing in the future to develop a mine at any other projects;

•the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;

•our anticipated needs for working capital;

•our ability to secure financing;

•claims and legal proceedings against us;

•our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans,

•our exposure to material costs, liabilities and obligations because of environmental laws and regulations (including changes thereto) and permits;

•changes in the price of silver and gold;

•extensive regulation by the U.S. government as well as state and local governments;

•our projected sales and profitability;

•our growth strategies;

•anticipated trends in our industry;

•the lack of commercial acceptance of our product or by-products;

•problems regarding availability of materials and equipment;

•failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

•our ability to seek out and acquire high quality gold, silver and/or copper properties.

The Company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

The following discussion summarizes the results of our operations for the three month periods ending September 30, 2015 and 2014, but with the Company being on a “care and maintenance” status, and the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

Basis of Presentation and Going Concern

The consolidated unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As a result of these circumstances, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

Santa Fe Gold was forced to seek protection under the bankruptcy laws in August 2015 when some creditors filed for collection proceedings. On August 26, 2015, the Company and its subsidiaries filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and the case was dismissed on June 15, 2016.

The future of the Company is discussed in the 10-K filings for the fiscal year ended June 30, 2015.

The results of operations in the past reflected a continued under-capitalization of our projects which required additional funding to be able to achieve full project performance and sustained potential profitability. We currently are dependent on additional financing to resume any mining operations and to continue our exploration efforts in the future if warranted. After the dismissal of the Chapter 11 filings, we had no funds or assets to continue our operation.  We solicited some of our shareholders and presented our vision for Santa Fe Gold and these shareholders subsequently purchased stock for cash so we could proceed with our vision.

Operating Results for the Three Months Ended September 30, 2015 and 2014

Sales, net

During the three months ended September 30, 2015, there was a miscellaneous sale of $2,015 as compared to the fiscal year comparable three month ended of $71,518. There were no operations during the current period of measurement and from August 26, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in three months ended September 30, 2015,increased $3,773 decreased $2,893 from $1,088,059 in the three months ended September 30, 2014 to $1,091,832085,166 for the current year of measurement.

Other Income (Expense)

Other income for three months ended September 30, 2015, was $782,082 as compared to $72,069 for three months ended September 30, 2014, an increase in other income of $710,013. The net increase in other income for the current period measurement is mainly comprised of the following components: an increase in gain on derivative instruments liabilities of $1,671,288. This increase was offset by a decrease in income recognized on financing costs – commodity supply agreements of $533,669: an increase finance charges of $49,333 and an increase in interest expense of $365,206.

For the three months ended September 30, 2015, financing costs – commodity supply agreements totaled a decrease of $533,669 in other income from the period of measurement. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The decrease in the current period of measurement is driven by a decrease in precious metals prices.

For the three months ended September 30, 2015, the gain on derivative financial instruments totaled $1,158,573 as compared a loss of $(512,715) for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended September 30, 2015, interest expense increased $365,206 for the comparable period of measurement.

The increase in interest is a result of increased interest costs associated with the amortization of debt discounts expensed as interest expense aggregating $151,287 and increased interest costs associated with the Waterton loan of $280,644.

Liquidity and Capital Resources; Plan of Operation

On November 8, 2013, the Company suspended all mining operations and placed the mine and mill on a "care and maintenance" program.

In August 26, 2015 Santa Fe Gold filed for bankruptcy protection with the only remaining option being to have an orderly sale of all assets satisfying qualified debt without any plan for the thereafter.

At September 30, 2015, the Company was in default on payments totaling approximately $12.5 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) and advances and costs under the Debtor In Possession (DIP)aggregating $1.5 million with Waterton and approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). As a result of these circumstances, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

Debtor in Possession Financing

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw net term loan of which $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000 and also charged a structuring fee of $32,203. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.  Advances under the DIP Credit Agreement at September 30, 2015, were $839,608 and accrued interest and fees were $37,829. Jakes Jordaan, in his capacity as legal counsel made the decision stating in his Affidavit in Support of the first day motion:

I am the President and Chief Executive Officer and a director of Santa Fe Gold Corporation (“Santa Fe” or the “Company”), a corporation duly organized under an existing pursuant to the laws of the State of Delaware, and one of the above-captioned Chapter 11debtors and debtors in possession (collectively, the “Debtors”). I have acted as Santa Fe’s President and Chief Executive Officer since October 17, 2014, and as a director since August of 2013.

On the date, hereof (the “Petition Date”), the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”). As discussed below, the Debtors’ primary objective in commencing these Chapter 11 cases is to pursue an expedited sale of their assets in order to maximize value for all stakeholders. In light of these challenges, along with their failed restructuring efforts to date, the Debtors have determined that they have no choice but to aggressively pursue and consider all possible transaction scenarios. Most recently, the Debtors began working with Canaccord Genuity Inc. (“Canaccord”) as their investment banker to assist with these efforts. Can accord’s role has included negotiating with interested parties, preparing for and initiating marketing efforts, and facilitating due diligence requests. Upon being made aware of the Company’s renewed restructuring efforts, Waterton offered to provide the Debtors with a limited amount of debtor in possession financing (the “DIP Facility”) to support a sale process within the context of a Chapter 11 proceeding. In addition, Waterton offered to enter into a stalking horse asset purchase agreement (the “Stalking Horse Agreement”) with the Debtors and participate in an open market process for the sale of substantially all of the Debtors’ assets at an auction. The Debtors considered this offer, and have determined that the most prudent course of action is to obtain the DIP Facility and enter into the Stalking Horse Agreement so that they may conduct an expedited, yet orderly asset sale and wind-down of operations through the present Chapter 11 cases.(full affidavit can be researched in the Delaware court filings. Case# 15-11761 MFW on August 26, 2015)

Unfortunately, the Company failed to provide a plan of Reorganization with the filing of protection under the Bankruptcy Codes, leaving the Company without a plan for the “thereafter

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

ITEM 4 – CONTROLS AND PROCEDURES

During the three months ended September 30, 2015, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses:

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

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 26, 2015 Santa Fe and its wholly-owned subsidiaries filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report 2015, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with on Form 10-K for our year fiscal ended June 30, 2015, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

Except as set forth herein, Santa Fe Gold and all its subsidiaries, have filed for bankruptcy protection under Chapter 11 in the state of Delaware, Case # 15-11761-MFW on August 26, 2015 to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 to the SEC.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issued 1,000,000 shares of restricted common stock for consulting services at a value of $66,400 on the date of issuance.

Issued an aggregate of 18,007,333 shares of restricted common stock to an accredited investor for the partial conversion of convertible notes aggregating $60,192 .

Issued an aggregate of 28,438,933 shares of restricted common stock to an accredited investor for the partial conversion convertible notes aggregating $86,656.

The issuances of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection in August 26, 2015 all securities are in default and all but Waterton will remain after the dismissal of the proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

With the whole operation in Care & Maintenance and the bankruptcy filing in Aug 2015 there are no disclosures required.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

31.1  Certification of Principal Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2  Certification of Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-l 4(a).

32.1  Certification of Principal Executive Officer and Principal Accounting Officer

        pursuant to 18 U.S.C.- Section 1350

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2017	/s/ Tom Laws
Tom Laws
Chief Executive Officer, President, and Director

Date: October 17, 2017	/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer, Director and Principal Accounting Officer