Form 10-Q
period 2015-12-31
Santa Fe Gold CORP
filed 2017-10-27
CIK 851726

Agreement220156

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2015

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

(505) 255-4852

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 271,940,260 shares of common stock par value $0.002, of the issuer were issued and outstanding as of October 23, 2017.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31,	June 30,
	2015	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,640	$69,305
Other receivable	-	34,833
Prepaid expenses and other current assets	270,054	221,232

Total Current Assets	429,694	325,370
MINERAL PROPERTIES	599,897	599,897

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, NET	15,783,952	16,659,231

OTHER ASSETS:
Restricted cash	236,628	236,628
Total Other Assets	236,628	236,628
Total Assets	$17,050,171	$17,821,126

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$-	$3,824,590
Accrued liabilities	5,722,949	10,941,480
Derivative instrument liabilities	-	1,367,142
Senior subordinated convertible notes payable, net of unamortized discount of $258,345	-	3,443,918
Notes payable, current portion	7,755,685	10,119,570
Debtor in possession financing	1,429,821	-
Completion guarantee payable, net of unamortized discount of $59,586	-	3,300,287
Asset retirement obligation	245,494	-

Total Current Liabilities	15,153,949	32,996,987

Liabilities subject to compromise	19,375,037	-

LONG-TERM LIABILITIES:
Asset retirement obligation	-	245,494
Total Liabilities	34,528,986	33,242,481

STOCKHOLDERS' (DEFICIT):
Common stock, $.002 par value, 300,000,000 shares authorized; 189,842,914 and 142,396,648 shares issued and outstanding, respectively	379,685	284,793
Additional paid in capital	80,065,902	79,857,465
Accumulated (deficit)	(97,924,402)	(95,563,613)
Total Stockholders' (Deficit)	(17,478,815)	(15,421,355)
Total Liabilities and Stockholders' (Deficit)	$17,050,171	$17,821,126

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014

SALES, net	$4,235	$(7,129)	$6,250	$64,389

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	-	-	40,000
Exploration and other mine related costs	188,293	1,041,784	302,751	1,236,510
General and administrative	241,768	807,240	551,402	1,176,883
Depreciation and amortization	431,408	482,464	875,279	964,712
Reorganization costs	538,390	-	755,593	-

Accretion of asset retirement obligation	-	1,472	-	2,914
Total Operating Costs and Expenses	1,399,859	2,332,960	2,485,025	3,421,019

LOSS FROM OPERATIONS	(1,395,624)	(2,340,089)	(2,478,775)	(3,356,630)

OTHER INCOME (EXPENSE):
Gain on debt extinguishment	-	62,939	-	62,939
Foreign currency translation (loss) gain	(125,313)	249,928	162,772	551,080
Gain on derivative instrument liabilities	3,196	598,886	1,161,769	86,171
Financing costs - commodity supply agreements	209,779	1,393	432,482	757,765
Finance charges	-	(28)	(74,458)	(25,028)
Interest expense	(751,758)	(391,853)	(1,564,579)	(839,593)
Total Other Income (Expense)	(664,096)	521,265	117,986	593,334

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,059,720)	(1,818,824)	(2,360,789)	(2,763,296)
PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(2,059,720)	$(1,818,824)	$(2,360,789)	$(2,763,296)

Basic and Diluted Per Share data
Net (Loss) - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and diluted	189,842,914	133,582,886	173,456,332	132,503,761

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,360,789)	$(2,763,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875,279	964,712
Stock issued for services	66,400	-
Stock based compensation	-	411,487
Amortization of discount on notes payable	176,101	39,916
Financing costs - commodity supply agreements	(432,482)	(757,765)

Non-cash financing costs	74,458	-
Accretion of asset retirement obligation	-	2,914
(Gain) loss on derivative instrument liabilities	(1,161,769)	(86,171)
Foreign currency translation	(162,772)	(551,080)
(Gain) on debt extinguishment	-	(62,939)
Net change in operating assets and liabilities:
Accounts receivable	34,833	14,267
Inventory	-	40,000
Prepaid expenses and other current assets	(48,822)	37,694
Mogollon option costs	-	876,509
Accounts payable and accrued liabilities	1,600,077	1,295,483
Net Cash Used in Operating Activities	(1,339,486)	(538,269)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	-	202,500
Merger advance	-	20,000
Proceeds from DIP funding and bridge loan	1,713,184	-
Repayment of DIP funding	(283,363)
Proceeds from notes payable	-	275,000
Payments on notes payable	-	(8,060)
Net Cash Provided by Financing Activities	1,429,821	489,440

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,335	(48,829)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,305	83,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,640	$34,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$374
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for accounts payable and accrued wages	$-	$200,000
Common stock issued for convertible notes and accrued interest conversion	$146,848	$-
Discount on notes payable	$98,091	$-
Resolution of derivative liability upon conversion	$90,081	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

(Debtor-in-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe" or "Company") is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of December 31, 2015 and June 30, 2015, the consolidated results of operations for the three and six  months ended December 31, 2015 and 2014, consolidated cash flows for the six months ended December 31, 2015 and 2014. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2015. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2015 Annual Report on Form 10-K filed on June 30, 2017.

Going Concern

Sales have decreased the in the most recent fiscal years and the Company suspended all mining operations and placed the mine and mill on a care and maintenance program in November 2013. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. On August 26, 2015, Santa Fe and its wholly-owned subsidiaries filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware.

At December 31 2015, the Company was in default on payments totaling approximately $13.4 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) and advances and costs under the Debtor in Possession Agreement (DIP)  aggregating $1.5 million with Waterton and approximately $6.4 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). As a result of these circumstances, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

Upon receiving the Certification of Counsel Regarding Satisfaction of Conditions in Debtors’ Motion to dismiss Chapter 11 Cases, on June 15, 2016, the Company received the Court Order Dismissing the Chapter 11 Case under the Bankruptcy Code. See NOTE 14 - SUBSEQUENT EVENTS to the financial statements for additional information.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2015, and June 30, 2015, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments

Cash and Cash Equivalents

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

Other Receivable

As of December 31, 2015, the Company has no receivables and at June 30, 2015, had another receivable for an insurance refund.

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

Estimated Useful Life
Leasehold improvements	3 Years
Office furniture and equipment	3 Years
Mine processing equipment and buildings	7 - 20 Years
Plant	3 - 9 Years
Tailings	3 Years
Environmental and permits	7 Years
Asset retirement obligation	5 Years
Automotive	3 - 5 Years
Software	5 Years

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

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration if events or circumstances indicate that their carrying amount might not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value which is generally derived from estimated discounted cash flows. There was no impairment of the Company’s mine equipment, mine development costs and mineral properties during the six months ended December 31, 2015.

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

Asset Retirement Costs

Asset Retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Asset Retirement costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the retirement costs. The retirement obligation is based upon when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the retirement obligation at each mine site in accordance with ASC guidance for reclamation obligations.

As of December 31, 2015, the Company had a retirement obligation totaling $245,494.

With the bankruptcy filing and the future sale of all assets, all reclamation costs and the related bonds deposits will be transferred to the buyer of the assets.

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

Sales of metals products are recorded net of charges from the buyer for treatment, refining, smelting losses, and other negotiated charges. Charges are estimated upon shipment of product based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of product

.

Net Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and six month periods ended December 31, 2015 and 2014, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

The following table summarizes the components of liabilities subject to compromise included on our consolidated balance sheets as of:

December 31,
2015
Accounts payable	$3,929,040
Convertible notes payable, less discounts of $206,863	3,288,750
Notes payable	2,363,885
Completion guarantee payable, net of unamortized discount of $39,724	3,320,149
Accrued liabilities	6,259,830

Derivative instruments liabilities	213,383
$19,375,037

Reorganization Items

The Company and the Chapter 11 Subsidiaries have incurred significant costs associated with the bankruptcy, principally professional and legal fees. The amount of these costs, which are being expensed as incurred, significantly affect our results of operations. For the six months ended December 31, 2015, these costs aggregated $755,593.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2015 and June 30, 2015:

	December 31,	June 30,
	2015	2015
Interest	$7,651,139	$6,304,917
Vacation	41,214	41,214
Deferred and accrued payroll burden	333,242	360,354
Franchise taxes	8,695	8,695
Royalties (calculated as a percentage of net smelter proceeds to a royalty holder)	787,153	757,251
Accrued DIP funding fees	32,203	-
Merger costs, net	269,986	269,986
Other	19,579	19,579
Audit	20,000	20,000
Commodity supply agreements	2,634,834	3,067,117
Property taxes	184,734	92,367

	11,982,779	10,941,480
Less amounts classified in liabilities subject to compromise	(6,259,830)	-
	$5,722,949	$10,941,480

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and to arrive at the fair value of derivatives associated with the convertible note, and Monte Carlo model was utilized that values the Convertible Note based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at December 31, 2015. Multinomial lattice models were used that value the derivative liability within the notes based on a probability weighted discounted cash flow model. Utilizing the two methods the derivative instruments liability was determined to be $213,383. The following assumptions were utilized in the Black Scholes option pricing model: (1) risk free interest rate of .38% to 1.38%, (2) remaining contractual life of .59 to 3.3 years, (3) expected stock price volatility of 236.71% to 488.25%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the six months ended December 31, 2015 of $1,161,769. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.1760 was utilized, (5) notes convert with variable conversion prices based on the lesser range from of $0.0425 or $0.125 or a fixed rate of 50% or 60% of either the low 20 or 25 TD, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company are 232.9% to 423.3%. The table below shows the loss on the derivative instruments liability for the six months ended December 31, 2015.

The table below shows the gain on the derivative instruments liability for the six months ended December 31, 2015.

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the six months ended
	June 30, 2015	December 31, 2015	December 31, 2015

Purchase Agreement Warrants and Convertible Debt	$1,367,142	$213,383	$1,153,759

Derivatives recognized as debt discounts			98,091
Derivative liability written off to equity upon note conversions			(90,081)
Gain on Derivatives			$1,161,769

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. At December 31, 2015, the derivative instruments liability was classified in liabilities subject to compromise.

NOTE 5 - COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,320,149 and $3,300,287, net of unamortized discount of $39,724 and $59,586, at December 31, 2015 and June 30, 2015, respectively, and are reported as completion guarantee payable. During the six months ended December 31, 2015, an amortized discount of $19,862 was recognized as interest expense and has an unamortized discount balance of $39,724. At December 31, 2015, the outstanding balance was classified in liabilities subject to compromise.

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

On October 31, 2012, the notes with the three accredited investors became due and payable. On January 15, 2013, the maturity dates for the convertible senior subordinated notes aggregating $450,000 were extended for a period of two years from the original maturity date. Additionally, the convertible price of the notes was reduced to $0.40 and the automatic conversion price of $2.50 was reduced to $0.80. In connection with the extension of the notes, 562,500 warrants were issued with a strike price of $0.40 and term of two years from the original maturity dates and have expired.

As of December 31, 2015, the outstanding principal balance and accrued interest on the senior subordinated convertible notes, was $450,000 and $121,750, respectively, and classified in liabilities subject to compromise. The notes are currently due and in default.

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

As of December 31, 2015, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,844,680 and accrued interest was $542,809. On October 31, 2015,  the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the three months ended December 31, 2015, amortization of loan discount was recognized as interest expense of $11,943 and the unamortized discount was $$86,148 at December 31, 2015.

The note is currently due and in default at December 31, 2015. IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,283 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

At December 31, 2015, the outstanding note balance and accrued interest is classified in liabilities subject to compromise.

Convertible Unsecured Notes

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and received a consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The Consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the Consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principle of $68,900 into 1,800,000 shares of restricted common stock.During the six months ended December 31, 2015, the investor converted the balance of the note principle and added interest charges aggregating $24,433 into 916,078 shares of restricted common stock.

The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $78,529 in the period ending December 31, 2014. During the six months ended December 31, 2015, amortization of loan discounts was recognized as interest expense of $20,185.

On February 25, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $105,556 in the period ending March 31, 2015. During the six months ended December 31, 2015, amortization of loan discounts was recognized as interest expense of $60,973.  During the six months ended December 31, 2015, the investor converted the principle and added interest charges aggregating  $62,223 into 27,522,855 shares of restricted common stock.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $90,395 in the period ending June 30, 2015. During six months ended December 31, 2015, amortization of the loan discount was recognized as interest expense of $1.315. No note conversions were made on the note during the six months ended December 31, 2015. During the six months ended December 31, 2015, $37,777 in default and interest charges was added to the note balance of which $6,666 was added to the note discount. As of December 31, 2015, the note balance was $93,333 and the unamortized loan discount was $60,314.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. At September 30, 2015, the three note tranches had aggregated outstanding principal, discounts and accrued interest of $93,333. Subsequent to our year current end June 30, 2016, the notes were not converted and were retired with a $90,000 payment.

On January 20, 2015, the Company signed a $250,000 Convertible Note with an accredited Investor and received on January 20, 2015, a consideration of net proceeds $50,000, net of an OID of $5,556. The consideration on the Note has a Maturity date of two years from payment of each consideration and has a 10% OID component attached to it. A one- time interest charge of 12% is applied to the principal sum on the on the date of the consideration. The Note principal and interest shall be paid at Maturity date or sooner as provided within the Note and conversion provisions. The Investor may pay additional consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion.The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $228,200, in the period ending March 31, 2015.

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

During the six months ended December 31, 2015, amortization of loan discounts on the two considerations was recognized as interest expense of $61,823. During the six months ended December 31, 2015, the investor converted note principle of $60,192 into 18,007,333 shares of restricted common stock. During the six months ended December 31, 2015, penalties and default charges of $43,347 were added to the note balances. As of December 31, 2015, the aggregate note balances were $107,599 and the unamortized loan discounts were $60,401.

The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At December 31, 2015, the two note considerations had an aggregated outstanding principal $107,599. Subsequent to our fiscal year ended June 30, 2016, the note balances were not converted and were retired with a $93,000 payment.

The components of the unsecured convertible notes payable are as follows:

	Principal	Unamortized
December 31, 2015:	Amount	Discount	Net
Current portion	$3,495,613	$(206,863)	$3,288,750
Long-term portion, net of current	-	-	-
Balance classified in Liabilities subject to compromise	$3,495,613	$(206,863)	$3,288,750

At March 31, 2016, the outstanding note balance was classified in liabilities subject to compromise.

June 30, 2015:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$3,702,263	$(258,345)	$3,443,918
Long-term portion, net of current	-	-	-
	$3,702,263	$(258,345)	$3,443,918

NOTE 7 - SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked for fund but was not drawn down. At December 31, 2015, the note balance was $7,755,685 and accrued interest was $5,461,010.

The agreement was eliminated with the 363 Asset Sale where Waterton received all the assets of the Company for all debt and any other agreement obligations as agreed on in the bankruptcy filings in August 2015.

Debtor in Possession Financing

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw net term loan of which a net $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000 and also charged a structuring fee of $32,203. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.  Advances under the DIP Credit Agreement at December 31, 2015, were $1,429,821 and accrued interest and fees were $75,126.

NOTE 8 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and this amount is outstanding at December 31, 2015, and is in default. Accrued interest on note at December 31, 2015 is $35,435.  The outstanding amounts are included in liabilities subject to compromise.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at December 31, 2015, and accrued interest of $48,014. The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale and remains unsold at December 31, 2015. The outstanding amounts are included in liabilities subject to compromise.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in Accrued Liabilities at June 30, 2016 and 2015. This amount is net of a break fee of $300,000 due the Company from Tyhee. Accrued interest on note at December 31, 2015 was $781,819.  The outstanding amounts are included in liabilities subject to compromise.

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement DIP funding, at:

	December 31,	June 30,
	2015	2015
Working capital advances, interest at 1% per month, due January 15, 2015	$200,000	$200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly

installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014,six months after the first advance on the bridge loan.	1,745,092	1,745,092

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	7,755,685	7,755,685
Total Outstanding Notes Payable	10,119,570	10,119,570
Less: Amounts classified in liabilities subject to compromise	(2,363,885)	-
Notes payable	$7,755,685	$10,119,570

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of December 31, 2015 and June 30, 2015 are as follows:

December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$213,383	$213,383

June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$1,367,142	$1,367,142

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

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global, holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw term net loan of up to $2,037,595, which became available to the Company upon the satisfaction of certain milestones and contingencies. Upon emergence from bankruptcy, the Company had drawn down the entire $2,037,595 available. Pursuant to the Plan, the borrowings under the DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.

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

Rental expense totaled $3,000 and $7,469 for the six months ended September 30, 2015 and 2014, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 11 - STOCKHOLDERS' EQUITY

Issuance of Stock

During the six months ended December 31, 2015, the Company issued the following common stock:

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

Issuance of Warrants

During the six months ending December 31, 2015, the Company no warrants were issued and 10,452,620 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During the six months ending December 31, 2015, no options were granted and 2,000,000 options were cancelled.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the six months ending December 31, 2015, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2015	12,510,000	$0.07	20,896,054	$0.37
Granted	-	-	-	-
Canceled	(2,000,000)	$0.05	-	-
Expired	-	-	(10,452,620)	$0.38
Exercised	-	-	-	-
Outstanding at September 30, 2015	10,510,000	$0.08	10,443,434	$0.35

Stock options and warrants outstanding and exercisable at December 31, 2015 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	9,000,000	9,000,000	2.83	$0.05	$0.15	4,320,000	4,320,000	3.16	$0.15
$0.07	200,000	200,000	4.01	$0.07	$0.38	523,434	523,434	1.71	$0.38
$0.08	200,000	200,000	3.01	$0.08	$0.40	4,500,000	4,500,000	1.58	$0.40
$0.14	200,000	200,000	2.60	$0.14	$0.87	500,000	500,000	0.59	$0.87
$0.32	250,000	250,000	1.64	$0.32	$1.00	600,000	600,000	0.85	$1.00
$0.36	660,000	660,000	1.42	$0.36	-	-	-	-	-
	10,510,000	10,510,000				10,443,434	10,443,434

	Outstanding Options		2.74	$0.08	Outstanding Warrants			2.15	$0.35

	Exercisable Options		2.74	$0.08	Exercisable Warrants			2.15	$0.35

As of December 31, 2015, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options and warrants was $0. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0009 closing stock price of the common stock on December 31, 2015.

The total intrinsic value associated with options exercised during the six months ended December 31, 2015, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the, six months ended December, 2015 and 2014, the Jordaan Law Firm billed for legal services $0 and $31,753, respectively.

At December 31, 2015, the Company owed to related parties an aggregated amount of $269,787 and at June 30, 2015, $421,385 was owed to the related parties...

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

NOTE 13 – LEGAL PROCEEDINGS

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

Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372

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

NOTE 14 - SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In June 2016, the Company issued 2,739,187shares of restricted common stock for consulting services at a value of $2,739 on the date of issuance.

In June 2016, the Company issued 14,217,561 shares of restricted common stock for  compensation to officers and a consultant at a value of $14,217 on the date of issuance

In the period from June 2016 through June 2017, the Company sold an aggregate of 48,344,368 units. Each unit consisted of one common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 48,344,368 common shares. The Company received aggregate proceeds of $2,723,483 from these sales and warrant exercises. In connection with this offering, the Company incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed with exercise prices ranging from $0.001 to $0.10. To date, no placement agent fee warrants have been issued. The Company incurred a cash fee amounting to $272,348 in connection with this raise.

In addition, between July 2017 and October 17, 2017, the Company has an additional $2,623,281 for additional equity purchases from a private overseas investment company and a number of associated investors. The stock and warrant shares have not been issued at this time and the stock certificates and warrant shares (approximately 32,787,500 shares at this time) will be issued at the same time and the same price. In connection with this offering, the Company has incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed. To date, no placement agent fee warrants have been issued. The Company has incurred a cash fee amounting to $262,328 in connection with this raise.

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

On January 25, 2017, the Company issued a contractor 200,000 shares of restricted stock for services.

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

On December 9, 2016, the Company retained International Monetary ("IM") as its Investment Banking & Strategic Advisory firm to provide capital resources, structure financing, proprietary investor relations services, advice on maximizing growth and valuation, M&A advisory and counsel to the Company's management on other strategic decisions. IM is to receive 6 installment payments of $6,000 and 2% of the Company’s common stock on a fully diluted basis amounting to 5,665,360 shares issued at the time of signing the contract. In addition, IM is entitled to additional common shares amounting to 2% of the Company’s common stock on a fully diluted basis six month from the date of the agreement.

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

Proceeds from the sale of our equity were used to secure claims in the southern part of New Mexico. Between September 14, 2016 and November 04, 2016, we secured 40 claims and paid $9,328 for BLM filing fees, these claims have a 5% royalty attached. As of October 2017, we have the rights to 24 claims. We are currently in negotiations with other existing mines for which we may have to pay royalties or establish a partnership if an agreement is reached.

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

The table below summarizes the carrying value of the assets sold and the liabilities disposed in the 363 Asset Sale as of asset transfer on February 26, 2016:

February 26, 2016
Assets Sold
Restricted cash	$236,628
Prepaid expenses and other current assets	39,584
Property, plant and equipment, net	4,992,154
Mine development properties, net	10,532,965
Mineral properties, net	599,897
$16,401,228
Liabilities Disposed
Notes payable	$9,993,280
Accrued interest	5,815,622
Accrued DIP fees	32,203
Asset retirement obligation	245,494
Accrued CSA fees	329,938
Total	$16,416,537
Net gain on the 363 Asset Sale	$15,309

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

The following discussion summarizes the results of our operations for the six month periods ending December 31, 2015 and 2014, but with the Company being on a “care and maintenance” status, and the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

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

Operating Results for the Three Months Ended December 31, 2015 and 2014

Sales, net

During the three months ended December 31, 2015, there was a miscellaneous sale of $4,235 as compared to the comparable three months ended of $(7,129), which was caused by prior period sales price adjustments during the period. There were no operations during the periods of measurement and from August 26, 2015, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in three months ended December 31, 2015, decreased $933,101 from $2,332,960 in the three months ended December 31, 2014 to $1,399,859 for the current period of measurement.

The decrease in operating costs is attributable to a decrease in exploration and other mine costs of $853,491, which is a result of writing off the Mogollon option costs of $876,509 in the prior period of measurement. General and administrative costs were reduced $565,472 as a result of cut backs in personnel and all operating costs. The cost reductions were offset in the current period of measurement by reorganization costs of $538,390 associated with our bankruptcy filing.

Other Income (Expense)

Other income (expense) for three months ended December 31, 2015, was $(664,096) as compared to $521,265 for three months ended December 31, 2014, a decrease in other income of $1,185,361. The net decrease in other income for the current period measurement is mainly comprised of the following components: a decrease in gain on derivative instruments liabilities of $595,690; a decrease in foreign currency gain of $375,241 and increase in interest expense of $359,905. These expense increases were offset by an increase in income recognized on financing costs – commodity supply agreements of $208,386.

For the three months ended December 31, 2015, the gain on derivative financial instruments totaled $3,196 as compared a gain of $598,886 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended December 31, 2015, interest expense increased $359,905 in the current period of measurement.

The increase in interest is a result of increased interest costs associated with the amortization of debt discounts expensed as interest expense and increased interest costs associated with the Waterton loan of $296,350.

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

Operating Results for the Six Months Ended December 31, 2015 and 2014

Sales, net

During the six months ended December 31, 2015, there was a miscellaneous sale of $6,250 as compared to the six months ended December 31, 2014, of $64,389. There were no operations during the periods of measurement and from August 26, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in six months ended December 31, 2015, decreased $935,994 from $3,421,019 for the six months ended December 31, 2014 to $2,485,025 for the current period of measurement.

The decrease in operating costs is attributable to a decrease in exploration and other mine costs of $933,759, which is a result of writing off the Mogollon option costs of $876,509 in the prior period of measurement. General and administrative costs were reduced $625,481 as a result of cut backs in personnel and all operating costs. The cost reductions were offset in the current period of measurement by reorganization costs of $755,593 associated with our bankruptcy filing.

Other Income (Expense)

Other income for six months ended December 31, 2015, was $117,986 as compared to $593,334 for six months ended December 31, 2014, a decrease in other income of $475,348. The net decrease in other income for the current period measurement is mainly comprised of the following components: a decrease in foreign currency gain of $388,308; a decrease in income recognized on financing costs – commodity supply agreements of $325,283; and an increase in interest expense of $724,986. These costs increases were offset by an increase gain on derivative instruments liabilities of $1,075,598.

For the six months ended December 31, 2015, the gain on derivative financial instruments totaled $1,161,769 as compared a gain of $86,171 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the six months ended December 31, 2015, interest expense increased $724,986 in the current period of measurement.

The increase in interest is mainly a result of increased interest costs associated with the amortization of debt discounts expensed as interest expense aggregating $136,185 and increased interest costs associated with the Waterton loan of $576,994.

The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The decrease in the current period of measurement is driven by an increase in precious metals prices.

Liquidity and Capital Resources; Plan of Operation

On November 8, 2013, the Company suspended all mining operations and placed the mine and mill on a "care and maintenance" program.

On August 26, 2015, Santa Fe Gold filed for bankruptcy protection with the only remaining option being to have an orderly sale of all assets satisfying qualified debt without any plan for the thereafter.

At December 31 2015, the Company was in default on payments totaling approximately $13.4 million under its Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) and advances and costs under the Debtor in Possession Agreement (DIP)  aggregating $1.5 million with Waterton and approximately $6.4 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”). As a result of these circumstances, management concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern as it is currently structured.

Debtor in Possession Financing

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw net term loan of which a net $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000 and also charged a structuring fee of $32,203. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.  Advances under the DIP Credit Agreement at December 31, 2015, were $1,429,821 and accrued interest and fees were $75,126.

Unfortunately, the Company failed to provide a plan of Reorganization with the filing of protection under the Bankruptcy Codes, leaving the company without a plan for the “thereafter”.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

 ITEM 4 – CONTROLS AND PROCEDURES

During the three months ended December 31, 2015, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 26, 2015 Santa Fe and its wholly-owned subsidiaries filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. All legal proceedings stayed with the filing of Chapter 11 bankruptcy. At the time of the bankruptcy filing several litigations were filed in several courts.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report for 2015, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with on Form 10-K for our year fiscal ended June 30, 2016, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

31.1Certification of Principal Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2Certification of Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-l 4(a).

32.1Certification of Principal Executive Officer and Principal Accounting Officer pursuant to

              18 U.S.C.-   Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2017	/s/ Tom Laws
Tom Laws
Chief Executive Officer, President, and Director

/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer, Director and Principal Accounting Officer