Form 10-Q
period 2016-03-31
Santa Fe Gold CORP
filed 2017-10-27
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 271,940,260 shares of common stock par value $0.002, of the issuer were issued and outstanding as of October 25, 2017.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	June 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$297,552	$69,305
Other receivable	-	34,833
Prepaid expenses and other current assets	31,151	221,232
Total Current Assets	328,703	325,370

MINERAL PROPERTIES	-	599,897

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, NET	-	16,659,231

OTHER ASSETS:
Restricted cash	-	236,628
Total Other Assets	-	236,628
Total Assets	$328,703	$17,821,126

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$-	$3,824,590
Accrued liabilities	-	10,941,480
Derivative instrument liabilities	-	1,367,142
Senior subordinated convertible notes payable, net of unamortized discount of $258,345	-	3,443,918
Notes payable, current portion	-	10,119,570
Completion guarantee payable, net of unamortized discount of $59,586	-	3,300,287
Asset retirement obligation	-	—
Total Current Liabilities	-	32,996,987

Liabilities subject to compromise	19,706,974	-

LONG-TERM LIABILITIES:
Asset retirement obligation	-	245,494
Total Liabilities	19,706,974	33,242,481

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 189,842,914 and 142,396,648 shares issued and outstanding, respectively	379,685	284,793
Additional paid in capital	80,065,902	79,857,465
Accumulated deficit	(99,823,858)	(95,563,613)
Total Stockholders' Deficit	(19,378,271)	(15,421,355)

Total Liabilities and Stockholders' Deficit	$328,703	$17,821,126

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

SALES, net	$-	$-	$6,250	$64,389

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	-	-	40,000
Exploration and other mine related costs	267,520	(13,079)	570,271	1,223,431
General and administrative	204,890	368,904	756,292	1,545,788
Depreciation and amortization	258,833	482,463	1,134,112	1,447,175
Reorganization costs	427,612	-	1,183,205	-
Accretion of asset retirement obligation	-	1,501	-	4,415
Total Operating Costs and Expenses	1,158,855	839,789	3,643,880	4,260,809

LOSS FROM OPERATIONS	(1,158,855)	(839,789)	(3,637,630)	(4,196,420)

OTHER INCOME (EXPENSE):
Gain on 363 asset sale	15,309	-	15,309	-
Gain on debt extinguishment	797,683	-	797,683	62,940
Foreign currency translation	(180,669)	210,759	(17,897)	761,839
Gain on derivative instrument liabilities	27,453	(866,827)	1,189,222	(780,656)
Financing costs - commodity supply agreements	(799,839)	1,087	(367,357)	758,852
Finance charges	-	(6)	(74,458)	(25,034)
Interest expense	(600,538)	(379,088)	(2,165,117)	(1,218,681)
Total Other Income (Expense)	(740,601)	(1,034,075)	(622,615)	(440,740)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,899,456)	(1,873,864)	(4,260,245)	(4,637,160)
PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(1,899,456)	$(1,873,864)	$(4,260,245)	$(4,637,160)

Basic and Diluted Per Share data Net (Loss) - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding: Basic and diluted	189,842,914	138,396,648	178,838,786	134,221,627

The accompanying notes are an integral part of the unaudited consolidated financial statements

SANTA FE GOLD CORPORATION (Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,260,245)	$(4,637,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,134,112	1,447,175
Stock issued for services	66,400	-
Stock based compensation	-	423,227
Amortization of discount on notes payable	236,788	52,740
Financing costs - commodity supply agreements	367,357	(755,852)
Non-cash financing costs	74,458	-
Accretion of asset retirement obligation	-	4,415
(Gain) on 363 asset sale	(15,309)	-
(Gain) loss on derivative instrument liabilities	(1,189,222)	780,656
Foreign currency translation	17,897	(761,839)
(Gain) on debt extinguishment	(797,683)	(62,940)
Net change in operating assets and liabilities:
Accounts receivable	34,833	14,267
Inventory	-	(127,320)
Prepaid expenses and other current assets	150,497	175,381
Mogollon option costs	-	876,509
Accounts payable and accrued liabilities	2,170,769	1,661,470
Net Cash Used in Operating Activities	(2,009,348)	(909,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	502,500
Proceeds from convertible notes payable	-	175,000
Proceeds, from note payable	-	200,000
Merger advance	-	20,000
Proceeds from stock subscriptions	-	50,000
Proceeds from DIP funding and bridge loan	2,520,958	-
Repayment of DIP funding	(283,363)	-
Payments on notes payable	-	(12,178)
Net Cash Provided by Financing Activities	2,237,595	935,322

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	228,247	26,051
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,305	83,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$297,552	$109,876

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$473
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Liabilities released in the 363 asset sale	$16,416,537	$-
Stock issued for accounts payable and accrued wages	$-	$200,000
Discount on note payable	$98,091	$-
Common stock issued for convertible notes and accrued interest conversion	$146,848	$104,038
Resolution of derivative liability upon conversion	$90,081	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

(Debtor-in-Possession)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 1- BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe" or "Company") is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2016 and June 30, 2015, the consolidated results of operations for the three and nine  months ended March 31, 2016 and 2015, consolidated cash flows for the nine months ended March 31, 2016 and 2015. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2015. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2015 Annual Report on Form 10-K filed on June 30, 2017.

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

During the current period of measurement, the bankruptcy court proceedings disallowed accrued royalties of $797,683 on the Company’s books and this amount was written off to debt extinguishment. This amount was not a part of the 363 Asset Sale.

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

In the Company’s court filings, the company’s CEO and legal advisor, Mr. Jordaan, laid out the “orderly” sale of all assets, but neglected to define the plan for the “there after bankruptcy” time. He did not define a plan for activities or how to preserve or revitalize shareholder value.

Upon receiving the Certification of Counsel Regarding Satisfaction of Conditions in Debtors’ Motion to dismiss Chapter 11 Cases, on June 15, 2016, the Company received the Court Order Dismissing the Chapter 11 Case under the Bankruptcy Code.  See NOTE 14 – SUBSEQUENT EVENTS to the financial statements for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation. All significant inter-company accounts and transactions have been eliminated in consolidation

Reclassifications

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

Fair Value Measurements

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2015, and June 30, 2015, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Net Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and nine month periods ended March 31, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

The following table summarizes the components of liabilities subject to compromise included on our consolidated balance sheets as of:

March 31,
2016
Accounts payable	$3,933,623
Convertible notes payable, less discounts of $185,900	3,459,145
Notes payable	2,363,885
Completion guarantee payable	3,359,873
Accrued liabilities	6,404,518
Derivative instruments liabilities	185,930
$19,706,974

Reorganization Items

The Company and the Chapter 11 Subsidiaries have incurred significant costs associated with the bankruptcy, principally professional and legal fees. The amount of these costs, which are being expensed as incurred, significantly affect our results of operations. For the nine months ended March 31, 2016, these costs aggregated $1,134,112.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2016 and June 30, 2015:

	March 31,	June 30,
	2016	2015
Interest	$2,393,100	$6,304,917
Vacation	41,214	41,214
Deferred and accrued payroll burden	331,885	360,354
Franchise taxes	8,695	8,695
Royalties (calculated as a percentage of net smelter proceeds to a royalty holder)	-	757,251
Merger costs, net	269,986	269,986
Other	19,579	19,579
Audit	20,000	20,000
Commodity supply agreements	3,104,536	3,067,117
Property taxes	215,523	92,367

	6,404,518	10,941,480
Less amounts classified in liabilities subject to compromise	(6,404,518)	-
	$-	$10,941,480

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and to arrive at the fair value of derivatives associated with the convertible note, and Monte Carlo model was utilized that values the Convertible Note based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives, it was assumed that the Company’s business would be conducted as a going concern at March 31, 2016. Multinomial lattice models were utilized that value the derivative liability within the notes based on a probability weighted discounted cash flow model.

Utilizing the two methods the derivative instruments liability was determined to be $185,930 as of March 31, 2016. The following assumptions were utilized in the Black Scholes option pricing model: (1) risk free interest rate of .26% to .88%, (2) remaining contractual life of .34 to 3.05 years, (3) expected stock price volatility of 211.78% to 634.22%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the nine months ended March 31, 2016, of $1,189,222. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.1760 was utilized, (5) notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 50% or 60% of  either the low 20 or 25 TD, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company are 232.9% – 556.1%. The table below shows the loss on the derivative instruments liability for the nine months ended March 31, 2016.

The table below shows the gain on the derivative instruments liability for the nine months ended March 31, 2016.

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the nine months ended
	June 30, 2015	March 31, 2016	March 31, 2016

Purchase Agreement Warrants and Convertible Debt	$1,367,142	$185,930	$1,181,212

Derivatives recognized as debt discounts			98,091
Derivative liability written off to equity upon note conversions			(90,081)
Gain on Derivatives			$1,189,222

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. At March 31, 2016, the derivative instruments liability was classified in liabilities subject to compromise.

NOTE 5 - COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 and $3,300,287, net of unamortized discount of $0 and $59,586, at March 31, 2016 and June 30, 2015, respectively, and are reported as completion guarantee payable. During the nine months ended March 31, 2016, an amortized discount of $59,586 was recognized as interest expense and has an unamortized discount balance of $0. At March 31, 2016, the outstanding balance was classified in liabilities subject to compromise.

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

As of March 31, 2016, the outstanding principal balance and accrued interest on the senior subordinated convertible notes, was $450,000 and $133,125, respectively, and classified in liabilities subject to compromise. The notes are currently due and in default.

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

As of March 31, 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,994,112 and accrued interest was $617,096. On October 31, 2015,  the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the nine months March 31, 2016, amortization of loan discount was recognized as interest expense of $29,663 and the unamortized discount was $$68,423 at March 31, 2016.

The note is currently due and in default at March 31, 2016. IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,283 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

At March 31, 2016, the outstanding note balance and accrued interest was classified in liabilities subject to compromise.

Convertible Unsecured Notes

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and received a consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The Consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the Consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principle of $68,900 into 1,800,000 shares of restricted common stock. During the nine months ended March 31, 2016, the investor converted the balance of the note principle and added interest charges aggregating $24,433 into 916,078 shares of restricted common stock.

The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $78,529 in the period ending December 31, 2014. During the nine months ended March 31, 2016, amortization of loan discounts was recognized as interest expense of $20,185.

On February 25, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $105,556 in the period ending March 31, 2015. During the nine months ended March 31, 2016, amortization of loan discounts was recognized as interest expense of $60,532.  During the nine months ended March 31, 2016, the investor converted the principle and added interest charges aggregating   $62,223 into 27,522,855 shares of restricted common stock.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $90,395 in the period ending June 30, 2015. During nine months ended March 31, 2016, amortization of the loan discount was recognized as interest expense of $2,817. No conversions were made on the note during the nine months ended March 31, 2016. During the nine months ended March 31, 2016, $37,777 in default and interest charges was added to the note balance of which $6,666 was added to the note discount. As of March 31, 2016, the note balance was $93,333 and the unamortized loan discount was $58,812.

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

During the nine months ended March 31, 2016, amortization of loan discounts on the two considerations was recognized as interest expense of $65,784. During the nine months ended March 31, 2016, the investor converted note principle of $60,192 into 18,007,333 shares of restricted common stock. During the nine months ended March 31, 2016, penalties and default charges of $43,347 were added to the note balances. As of March 31, 2016, the aggregate note balances were $107,599 and the unamortized loan discounts were $58,660.

The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At March 31, 2016 March 31, 2016, the two note considerations had an aggregated outstanding principal $107,599. Subsequent to our fiscal year ended June 30, 2016, the note balances were not converted and were retired with a $93,000 payment.

The components of the unsecured convertible notes payable are as follows:

	Principal	Unamortized
March 31, 2016:	Amount	Discount	Net
Current portion	$3,645,045	$(185,900)	$3,459,145
Long-term portion, net of current	-	-	-
Balance classified in liabilities subject to compromise	$3,645,045	$(185,900	$3,459,145

At March 31, 2016, the outstanding note balance was classified in liabilities subject to compromise.

June 30, 2015:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$3,702,263	$(258,345)	$3,443,918
Long-term portion, net of current	-	-	-
	$3,702,263	$(258,345)	$3,443,918

NOTE 7 - SENIOR SECURED GOLD STREAM CREDIT AGREEMENT

On December 23, 2011, the Company and its subsidiaries entered into a Senior Secured Gold Stream Credit Agreement (the “Credit Agreement”) with Waterton. The Credit Agreement provided for two $10 million tranches and a $5 million revolving working capital facility. On December 23, 2011, the Company closed the first $10 million tranche of the Credit Agreement. The second $10 million tranche was earmarked for fund but was not drawn down. On February 26, 2016, the note balance was $7,755,685 and accrued interest was $5,746,404 and these amounts were eliminated with the 363 Asset Sale where Waterton received all the assets of the Company for all debt and any other agreement obligations as agreed on in the bankruptcy filings in August 2015.

Debtor in Possession Financing

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw net term loan of which a net $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000 and also charged a structuring fee of $32,203. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.  Net advances under the DIP Credit Agreement at February 26, 2016, were  $2,237,595 along with the accrued interest and fees aggregating $101,421and were eliminated with the 363 Asset Sale where Waterton received all the assets of the Company for all debt and any other agreement obligations as agreed on in the bankruptcy filings in August 2015.

NOTE 8 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance.. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and this amount is outstanding at March 31, 2016, and is in default. Accrued interest on note at March 31, 2016, is $41,418. The outstanding amounts are included in liabilities subject to compromise.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793at March 31, 2016, and accrued interest of $53,747. The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale and remains unsold at December 31, 2015. The outstanding amounts are included in liabilities subject to compromise.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at March 31, 2016 and June 30, 2015. This amount is net of a break fee of $300,000 due the Company from Tyhee. Accrued interest on note at March 31, 2016 was $886,238. The outstanding amounts are included in liabilities subject to compromise.

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement at:

	March 31,	June 30,
	2016	2015
Working capital advances, interest at 1% per month, due January 15, 2015	$200,000	$200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	-	7,755,685
Total Outstanding Notes Payable	2,363,885	10,119,570
Less: Amounts classified in liabilities subject to compromise	(2,363,885)	-
Notes payable	$-	$10,119,570

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

 Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  A slight change in unobservable inputs such as volatility can significantly have a significant impact on the fair value measurement of the derivatives liabilities.

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of March 31, 2016 and June 30, 2015 are as follows:

March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$185,930	$185,930

June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$1,367,142	$1,367,142

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

Rental expense totaled $4,500 and $7,469 for the nine months ended March 31, 2016 and 2015, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 11 - STOCKHOLDERS' EQUITY

Issuance of Stock

During the nine months ended March 31, 2016, the Company issued the following common stock:

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

Issuance of Warrants

During the nine months ending March 31, 2016, no warrants were issued and 10,452,620 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During the nine months ending March 31, 2016, no options were granted and 2,425,000 options cancelled.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the nine months ending March 31, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2015	12,510,000	$0.07	20,896,054	$0.37
Granted	-	-	-	-
Canceled	(2,425,000)	0.10	-	-
Expired	-	-	(10,452,620)	$0.38
Exercised	-	-	-	-
Outstanding at March 31, 2016	10,085,000	$0.07	10,443,434	$0.35

Stock options and warrants outstanding and exercisable at March 31, 2016 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	9,000,000	9,000,000	2.58	$0.05	$0.15	4,320,000	4,320,000	2.91	$0.15
$0.07	200,000	200,000	3.76	$0.07	$0.38	523,434	523,434	1.46	$0.38
$0.08	200,000	200,000	3.76	$0.08	$0.40	4,500,000	4,500,000	1.33	$0.40
$0.14	200,000	200,000	2.35	$0.14	$0.87	500,000	500,000	0.34	$0.87
$0.32	150,000	150,000	1.39	$0.32	$1.00	600,000	600,000	0.61	$1.00
$0.36	335,000	335,000	1.20	$0.36	-	-	-	-	-
	10,085,000	10,085,000				10,443,434	10,443,434

	Outstanding Options		2.54	$0.07	Outstanding Warrants			1.90	$0.35

	Exercisable Options		2.54	$0.07	Exercisable Warrants			1.90	$0.35

As of March 31, 2016, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options and warrants was $0. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.001 closing stock price of the common stock on March 31, 2016.

The total intrinsic value associated with options exercised during the nine months ended March 31, 2016, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the, nine months ended March 31, 2016 and 2015, the Jordaan Law Firm billed for legal services $0 and $31,753, respectively.

At March 31, 2016 and at June 30, 2015, the Company owed to related parties an aggregated amount of $269,787 and $421,385, respectively.

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

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048

County of Bernalillo, NM;

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058

County of Sierra, NM;

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165

County of Quintero, NM. Series of collection cases by Boart Long year Company, who obtained Utah judgment for equipment delivered to Lordsburg Mining Company

Santa Fe Gold Corporation v. Tyhee Gold Corp., Brian K. Briggs, SRK Consulting (US), Inc., and Bret Swanson, Case No: 14CV032866, District Court, Denver County, Colorado

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

NOTE 14 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In June 2016, the Company issued 2,739,187 shares of restricted common stock for consulting services at a value of $2,739 on the date of issuance.

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

The following discussion summarizes the results of our operations for the nine month periods ending March 31, 2016 and 2015, but with the Company being on a “care and maintenance” status, and the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

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

Santa Fe Gold was forced to seek protection under the bankruptcy laws in August 2015 when some creditors filed for collection proceedings. On August 26, 2015, the Company and its subsidiaries filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW).

On February 26, 2016, Waterton completed the acquisition of substantially all of the Company’s assets pursuant to an Asset Purchase Agreement dated February 26, 2016.

The Chapter 11 Bankruptcy case was dismissed on June 15, 2016.

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

Operating Results for the Three Months Ended March 31, 2016 and 2015

Sales, net

During the three months ended March 31, 2016 and 2015, the Company had no revenue. There were no operations during the periods of measurement and from August 26, 2015, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in three months ended March 31, 2016, increased $319,066 from $839,789 in the three months ended March 31, 2015  to $1,158,855 for the current period of measurement. The increase in operating costs is attributable to increased exploration and other mine costs of $271,933, which is a result of writing off mill supplies of $173,426 and increased BLM claim costs and liability insurance aggregating $42,866 in the current period of measurement. The negative amount in the prior period of measurement in exploration and mine related costs, is a net result of a refund of property and casualty insurance on mining assets and offset by other related period costs incurred. General and administrative costs were reduced $163,578 as a result of cut backs in personnel and all operating costs. The cost reductions were offset in the current period of measurement by reorganization costs of $427,612 associated with our bankruptcy filing.

Other Income (Expense)

Other income (expense) for three months ended March 31, 2016, was $(740,601) as compared to $(1,034,075) for three months ended March 31, 2015, a decrease in other income (expense) of $293,474. The net decrease in other expense for the current period measurement is mainly comprised of the following components: an increase in gain on derivative instruments liabilities of $894,280 and a gain on extinguishment of debt of $797,683 and is a result of the bankruptcy proceedings disallowing accrued royalties of $797,683 and were written off. These were offset by an increase loss on foreign currency translation of $391,428, an increased loss of $800,926 on financing costs – commodity supply agreements, and increased interest expense of $221,450.

For the three months ended March 31, 2016, the gain on derivative financial instruments totaled $27,453 as compared a loss of $(866,827) for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended March 31, 2016, interest expense increased $221,450 in the current period of measurement. The increase in interest is a result of increased interest costs associated with the amortization of debt discounts expensed as interest expense and increased interest costs associated with the Waterton loan of $129,582.

For the three months ended March 31, 2016, financing costs – commodity supply agreements had an increased loss of $800,926 from the comparable period of measurement. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase loss in the current period of measurement is driven by an increase in precious metals prices.

Operating Results for the Nine Months Ended March 31, 2016 and 2015

Sales, net

During the nine months ended March 31, 2016, there was a miscellaneous sale of $6,250 as compared to the nine months ended March 31, 2015, of $64,389. There were no operations during the periods of measurement and from August 26, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in the nine months ended March 31, 2016, decreased $616,929 from $4,260,809 for the nine months ended March 31, 2015 to $3,643,880 for the current period of measurement.

The decrease in operating costs is attributable to a decrease in exploration and other mine costs of $653,160, which is a result of writing off the Mogollon option costs of $876,509 in the prior period of measurement. General and administrative costs were reduced $789,496 as a result of cut backs in personnel and all operating costs. The cost reductions were offset in the current period of measurement by reorganization costs of $1,134,112 associated with our bankruptcy filing.

Other Income (Expense)

Other income (expense) for nine months ended March 31, 2016, was $(622,615) as compared to $(440,740) for nine months ended March 31, 2015, an increase in other expense of $181,875. The net increase in other expense for the current period measurement is mainly comprised of the following components: a decrease in foreign currency translation of $779,736, a decrease in income recognized on financing costs – commodity supply agreements of $1,126,209, and an increase in interest expense of $946,436. These costs increases were offset by an increase gain on derivative instruments liabilities of $1,969,879 and an increased gain on debt extinguishment of $734,743 in the current period of measurement.

For the nine months ended March 31, 2016, the gain on derivative financial instruments totaled $1,189,222 as compared a loss of $(780,656) for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the nine months ended March 31, 2016, interest expense increased $946,436 in the current period of measurement.

The increase in interest is mainly a result of increased interest costs associated with the amortization of debt discounts expensed as interest expense aggregating $184,048 and increased interest costs associated with the Waterton loan of $706,576.

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

On August 26, 2015 Santa Fe Gold filed for bankruptcy protection with the only remaining option being to have an orderly sale of all assets satisfying qualified debt without any plan for the thereafter.

Debtor in Possession Financing

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw net term loan of which a net $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000 and also charged a structuring fee of $32,203. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”. Advances under the DIP Credit Agreement at February 26, 2016, were $2,237,595 and accrued interest and fees were $104,421.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

 ITEM 4 – CONTROLS AND PROCEDURES

During the three months ended March 31, 2016, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: October 26, 2017	/s/ Tom Laws
Tom Laws
Chief Executive Officer, President, and Director

Date: October 26, 2017	/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer, Director and Principal Accounting Officer