Form 10-K
period 2016-06-30
Santa Fe Gold CORP
filed 2017-11-14
CIK 851726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

The aggregate market value of voting common shares held by non-affiliates of the registrant on second fiscal quarter ended December 31, 2016, was approximately $12,001,399 based on the last reported sale price of the registrant’s common stock as reported on the OTC Marketplace operated by OTB Market Group, Inc. on December 30, 2016.

As of November 13, 2017, there were 271,936,273 shares of the registrant’s common stock outstanding.

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

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things:

our ability to continue as a going concern;

we will require additional financing in the future restart production at the Summit Mine property and to bring it into sustained commercial production;

our dependence on our Summit project for our future operating revenue, which property currently has limited proven or probable reserves;

our mineralized material calculations at the Summit property and other projects are only estimates and are based principally on historic data;

actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated;

exposure to all of the risks associated with restarting and establishing new mining operations, if the development of one or more of our mineral projects is found to be economically feasible;

title to some of our mineral properties may be uncertain or defective;

land reclamation and mine closure may be burdensome and costly;

significant risk and hazards associated with mining operations;

we will require additional financing in the future to develop a mine at any other projects, including the Ortiz and Mogollon projects;

the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;

our anticipated needs for working capital;

our ability to secure financing;

claims and legal proceedings against us;

our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans,

our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;

changes in the price of silver and gold;

extensive regulation by the U.S. government as well as state and local governments;

our projected sales and profitability;

our growth strategies,;

anticipated trends in our industry;

unfavorable weather conditions;

the lack of commercial acceptance of our product or by-products;

problems regarding availability of materials and equipment;

failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

our ability to seek out and acquire high quality gold, silver and/or copper properties.

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

History and Organization

Santa Fe Gold Corporation (“Santa Fe”, "the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire explore, develop and to create shareholder value. Santa Fe Gold Corporation (SFG) selected on August 26, 2015 to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and the case was dismissed on June 15, 2016.  The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process. As we emerged from the bankruptcy, we were a management team of two with no assets.

Significant Developments

Waterton

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. Waterton may revoke the waiver at any time and note the Company in default under the Credit Agreement. The transfer of the accounts receivable to Waterton were to be treated as payment towards outstanding interest payable amounts with any remaining transfer of receivables to be treated as a payment towards other indebtedness under the Credit Agreement, including principal on the note. The measurement of receivables transferred is subject to revaluation in accordance with mark-to-market price adjustments and final settlement of the invoices. The valuation of receivables under the Letter was $1,053,599 at June 30, 2013. Under terms of the Letter, interest payable was reduced by $116,693 and the principal portion of the note was reduced by $768,263, while the remaining $168,643 has been recorded as financing costs in interest expense at June 30, 2013. On September 30, 2013, the valuation of receivables sold under the Letter was finalized at $1,018,056. Accordingly, final valuation adjustments were made to increase the principal portion of the note outstanding by $29,145 and to decrease financing costs by $6,398. During the current fiscal year ended additional adjustments were made to the outstanding obligation by Waterton which included various Agreement penalties. The outstanding principal balance after these adjustments at June 30, 2015 was $7,755,685 and accrued interest was $4,565,466 and at June 30, 2016 was $-0- with the 363 Asset Sale to Waterton in February 2016.  See ITEM 7: Liquidity and Capital Resources; Plan of Operation.

Recent Developments

Canarc Bridge Loan

On July 15, 2014, Santa Fe entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Canarc Resource Corp., a British Columbia, Canada Corporation whose common shares are listed on the TSX Exchange under the symbol CCM

(“Canarc”). In connection with the Share Exchange Agreement the Debtors and Carnac entered into that certain interim financing facility pursuant to which Canarc advanced the Company $200,000 and an additional advance of $20,000. The loan bears interest at a rate of 1% a month and was due and payable upon the closing of a gold bond financing by the Debtors or January 15, 2015, if the gold bond financing did not close. The financing failed to close and the entire amount of the loan is outstanding and in default at June 30, 2016.

On October 22, 2014 the Company signed a $500,000 Convertible Note with an accredited investor with a 10% original issue discount (“OID) component. The Company drew down net cash Consideration of $175,000 on the facility. The Company may repay the Consideration at any time on or before 120 days from the Effect Date of the draw down and there would be no interest due on the consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. At June 30, 2016, the investor had converted note principle, interest and penalties aggregating $155,556 into 30,238,933 shares of common stock. The remaining outstanding balance of $93,333 was retired in January 2017 for $93,000.

On January 20, 2015 the Company signed a $250,000 Convertible Note with an accredited Investor with a 10% original issue discount (“OID) component. The Company drew down consideration of $100,000 on the facility. The Consideration on the Note has a Maturity date of two years from payment of each Consideration. A one- time interest charge of 12% is applied to the principal sum on the on the date of the Consideration. The Note principal and interest shall be paid at Maturity date or sooner as provided within the Note and conversion provisions. At June 30, 2016, the investor had converted note principle, interest and penalties aggregating $60,192 into 18,007,333 shares of common stock. The remaining outstanding balance of $107,599 at June 30, 2016, was retired in January 2017 for $93,000.

On August 26, 2015, the Company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW).  Jakes Jordaan, Santa Fe’s former CEO, filed in the Affidavit in Support of the first day motion (full affidavit can be researched in the Delaware court filings. Case# 15-11761 MFW on August 26, 2015) that we have only one remaining option (plan) to have an orderly sale of all assets to satisfying qualified debt without any plan for the thereafter and he began working with Canaccord Genuity Inc. (“Canaccord”) as our investment banker to assist with these efforts. The “asset sale” took place in February 2016 and left Santa Fe Gold and Subsidiaries without any assets and with remaining debt.

After the dismissal of the bankruptcy case, the Company has no assets, but is liable for all commitments and debts that remain outstanding.  After the dismissal, the Company will divest itself from all subsidiaries and will keep only Santa Fe Gold, the parent company active.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO will be dormant and all the commitments and debts will stay with the respective companies. The court set up a Trust fund that will be funded by the activities of the Summit mine for five years and the trust funds will be distributed by an independent trustee to all credit holders of record.

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw term loan of which $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000 and also charged a structuring fee of $32,203. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.

Santa Fe Gold failed to provide a plan of Reorganization with the filing of protection under the Bankruptcy Codes; the significant transactions that occurred upon emergence from bankruptcy were as follows:

The approximately $ 30 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated.

Waterton, Santa Fe Gold’s major secured creditor provided $2,320,958 in incremental payments between August 28, 2015 and March 29, 2016 plus a Bridge loan in the amount of $200,000 in borrowings under the Company's DIP Credit

Agreement. An overpayment of a tranche for $$283,363 was returned to Waterton. For the three months ended December 2015, the Company utilized $665,993 for legal expenses related to the Chapter 11 court filings, $236,058 for employee wages and benefits and $5,380 for related travel costs by our former CEO. For three months ended March 2016 to the Company utilized $433,449 for legal expenses related to the Chapter 11 court filings, $179,386 for employee wages and benefits and $10,049 for related travel costs by our former CEO. In the three month ended June 30, 2016, we utilized $242,630 for legal expenses related to the Chapter 11 court filings 2,630) and $46,162 for employee wages and benefits.

After the bankruptcy dismissal then remaining funds from the DIP funding was used to pay final legal costs and fund the trust.

The courts established a GUC Trust Agreement in April 2016 with Gavin/Solmones as Trustee for the benefit of all creditors less Waterton Global. A profit interest is attached to the Summit mine (formerly owned by Santa Fe Gold and its subsidiaries) with the sole benefit for the Creditors holding unsecured claims filed by each creditor with the courts.

The Olson estate returned 6,956,750 shares on November 16, 2015, into the Treasury for no consideration. The shares were added back into the Treasury subsequent our fiscal year ended June 30. 2016, by our transfer agent upon completion of necessary documentation provided by the estate. There was no Treasury Stock as of June 30, 2016.

On June 5, 2016, the board awarded consultant 1,000,000 shares of restricted common stock to assist in reviving the Company out of the bankruptcy.

On June 5, 2016, the Company granted 15,956,748 shares to employees for their effort to keep the Company functioning. On December 12, 2016 the same staff members returned 15,956,748 shares to the treasury in order to be able to raise more funds to acquire additional assets.

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

The table below summarizes the carrying value of the assets sold and the liabilities disposed in the 363 Asset Sale as of asset transfer on February 26, 2016:

February 26, 2016
Assets Sold
Restricted cash	$236,628
Prepaid expenses and other current assets	39,584
Property, plant and equipment, net	4,992,154
Mine development properties, net	10,532,965
Mineral properties, net	599,897
$16,401,228
Liabilities Disposed
Notes payable	$9,993,280
Accrued interest	5,815,622
Asset retirement obligation	245,494
DIP fees	32,203
Accrued CSA fees	329,938
Total	$16,416,537
Net gain on the Asset 363 Sale	$15,309

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

Competitive Business Conditions

Many companies are engaged in the acquisition, exploration, development and mining of mineral properties. We are at a disadvantage with respect to those competitors whose technical staff and financial resources exceed our own. Although the Company survived the bankruptcy with no assets or cash, we decided to start increasing stock value by using equity funding to acquire claims and restart our business.

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

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. As soon as we have a mining operation, we will be required to arrange and pledge certificates of deposits for reclamation with the state regulatory agencies. At this time no reclamation cost are calculated or carried forward.

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

Environmental Regulation

All future projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations will be conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we will operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Employees

As of June 30, 2016, we had two employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, business plan, due diligence and corporate governance.

Office Facilities

Our principal executive offices are located at 3544 Rio Grande Blvd. NW, Albuquerque, NM 87107. Our telephone number is (505) 255-4852.

Gold Price History

Not applicable at this time

Seasonality

 We have no properties at this time that is subject to material restrictions on our operations due to seasonality.

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

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties. Stockholders should carefully consider the risks described below before purchasing the Company’s common shares. The occurrence of any of the following events could harm the Company. If these events occur, the trading price of the Company’s common shares could decline, and shareholders may lose part or even all of their investment. This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward looking statements that may be materially affected by numerous risk factors, including those summarized below:

Risk Factors Related to Our Business and Operations

We are dependent upon production of precious metals and industrial minerals from to being acquired properties and have incurred substantial losses since our inception in 1991, and may never be profitable.

Since our inception in 1991, we have not been profitable. As of June 30, 2016, our total accumulated deficit was approximately $102.4 million. In November 2013, we suspended mine and mill operations at our Summit mine and Banner mill due to operating losses, and a lack of operating capital. On August 26, 2015 Santa Fe Gold filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and that case was dismissed on June 15, 2016.  The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process of the 363 Asset Sale.

Our current management team is acquiring new claims funded by equity sales and is evaluating a number of favorable options to facilitate the processing of current and future mineralized ore production.

To become profitable, we must identify acceptable mineralization at potential sites and either develops properties ourselves or locates and enters into agreements with third party operators. We may suffer significant additional losses in the future and may never be profitable. There can be no assurance we will receive significant revenue from operations in the foreseeable future, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2016.

As a result of these factors, as well as adverse industry conditions, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2016. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and future prospects.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the prices of gold and silver. The gold and silver price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

speculative short positions taken by significant investors or traders in gold;

the relative strength of the U.S. dollar;

expectations of the future rate of inflation;

interest rates;

changes to economic activity in the United States, China, India and other industrialized or developing countries;

geopolitical conflicts;

changes in industrial, jewelry or investment demand;

changes in supply from production, disinvestment and scrap; and

Forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold or silver price could:

negatively impact our ability to raise capital on favorable terms, or at all;

jeopardize the restart and development of our Summit silver-gold project;

reduce the potential for future revenues from gold projects in which we have an interest;

reduce funds available to us for exploration with the result that we may not be able to further advance any of our projects; and

reduce the market value of our assets.

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

Because our common stock is currently a “penny stock,” it may be difficult to sell shares of our common stock at times and prices that are acceptable.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

The sale of our common stock by selling stockholders may depress the price of our common stock due to the limited trading market that exists.

Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Trading volume over the last 3 months, ending June 30, 2017, has averaged approximately 174,500 shares per day. As a result, the sale of a significant amount of common stock by selling shareholders may depress the price of our common stock and the price of our common stock may decline.

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

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with OTC securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

changes in the worldwide prices for gold or silver;

disappointing results from our exploration or development efforts;

failure to meet our revenue or profit goals or operating budget;

decline in demand for our common stock;

downward revisions in securities analysts’ estimates or changes in general market conditions;

technological innovations by competitors or in competing technologies;

investor perception of our industry or our prospects; and

general economic trends.

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

Our executive officers and directors, together with our three largest shareholders, beneficially own approximately 15.7% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the chapter 11 bankruptcy proceedings and were transferred to Waterton in the 363 Asset Sale. As of June 30, 2016, no assets were acquired by Santa Fe. Before the end 2016 we are planning to have approximately 40 claims in our possession in a historically good precious metal producing area in southern New Mexico. In 2017 our plan is to acquire an additional 100 claims more in the same vicinity and start production ramp up late in the year or the first quarter of 2018.

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

On August 26, 2015 Santa Fe filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. At the time of the bankruptcy filing several litigations were filed in several courts. Santa Fe believes that these suits will be stayed pursuant to the Bankruptcy Code. After the dismissal of the filings we were left without assets and none of the filings has been reinstated as of this reporting date.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “SFEG.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represents at which actual transactions were affected.

OTCBB

	(U.S. $)
Fiscal 2016	HIGH	LOW
09/30/15	$0.0011	$0.0009
12/31/15	0.0009	0.0006
3/31/16	0.0012	0.0001
6/30/16	0.0146	0.0110

Fiscal 2015
9/30/14	0.29	0.05
12/31/14	0.15	0.03
3/31/15	0.18	0.05
6/30/15	0.18	0.04

We were delinquent in the filing of our financial statements for the year ended June 30, 2003, and consequently the Securities Commissions of Ontario and British Columbia issued cease trade orders for trading of our common stock by Canadian residents, which cease trade orders are still in effect. We believe that less than 2% of our common stock is recorded as held by Canadian residents as of June 30, 2016.

Holders of Common Equity

As of June 30, 2016, we had 189,842,914 common shares outstanding, the high and low sales prices of our common stock on the OTC Bulletin Board were $.0146 and $0.0001, respectively, for fiscal 2016 and we had approximately 790 holders of record of our common stock.

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

Performance Graph

Not required.

Recent Sales of Unregistered Securities

On October 22, 2014, the Company signed a $500,000 and $250,000 Convertible Note, from two accredited investors, from which we drew down tranches aggregating $275,000.  By August 31, 2016 the note holders converted 46,446,266 shares of the advances to common stock and at August 31, 2016, the notes and related penalties had an aggregate outstanding balance of $200,932. In September 2016 the note holders agreed to take cash settlements aggregating $183,000 to satisfy the outstanding obligations.

On July 31, 2015, the board awarded to a financial consultant 1,000,000 shares of restricted common stock to assist in financing activities for the Company.

On June 5, 2016, the board awarded consultant 1,000,000 shares of restricted common stock to assist in reviving the Company out of the bankruptcy.

On June 5, 2016, the Company granted 14,217,561 shares to employees and 1,739,187 shares to financial consultant for their effort to keep the Company functioning. On December 12, 2016 the same staff members and financial consultant returned 15,956,748 shares to the treasury in order to be able to raise additional funds to acquire assets for the Company.

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

Overview

During our current fiscal year ended June 30, 2016, Santa Fe Gold Corporation (SFG) elected on August 26, 2015 to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and the case was dismissed on June 15, 2016.

The results of operations in the past reflected a continued under-capitalization of our projects which required additional funding to be able to achieve full project performance and sustained potential profitability. We currently are dependent on additional financing to resume any mining operations and to continue our exploration efforts in the future if warranted. After the dismissal of the Chapter 11 filings, we had no funds or assets to continue our operation.  We solicited some of our shareholders and presented our vision for Santa Fe Gold to them and subsequently purchased stock for cash so we could proceed with our vision.

On August 26, 2015, the Company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW).  Jakes Jordaan, Santa Fe’s former CEO filed in his Affidavit in Support of the first day motion (full affidavit can be researched in the Delaware court filings. Case# 15-11761 MFW on August 26, 2015) that we have only one remaining option (plan) to have an orderly sale of all assets to satisfying qualified debt without any plan for the thereafter and he began working with Canaccord Genuity Inc. (“Canaccord”) as our investment banker to assist with these efforts. The “asset sale” took place in February 2016 and left Santa Fe Gold and Subsidiaries without any assets but with all debt.

After the dismissal of the bankruptcy case, the Company had no assets, but is still liable for all commitments and debts outstanding.  After the dismissal, the Company will divest itself from all subsidiaries and will keep only Santa Fe Gold, the parent company active.  SFG Barbados, Lordsburg Mining Company and AZCO will be dormant and all the commitments and debts will stay with the respective companies. The court set up a Trust fund that will be funded by the activities of the Summit mine for five years and the trust funds will be distributed by an independent trustee to all credit holders on record.

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global, holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw term loan and net draws of $2,037,595 were received, which became available to the Company upon the satisfaction of certain milestones and contingencies. Upon emergence from bankruptcy, the Company had drawn down the entire $2,037,595 available. The Company used the funding to satisfy mainly legal expenses related to the Chapter 11 court proceedings, employee wages and benefits, and travel for the CEO. Remaining funds from the DIP funding after the dismissal was used to pay final legal fees and to fund the trust.

Pursuant to the Plan, the borrowings under the DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the 363 Asset Sale. Santa Fe retained all debt not associated with the 363 asset sale and lost all assets in the process.

Santa Fe Gold failed to provide a Plan of Reorganization with the filing of protection under the Bankruptcy Codes; the significant transactions that occurred upon emergence from bankruptcy were as follows:

The approximately $ 30 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated.

The courts established a GUC Trust Agreement in April 2016 with Gavin/Solmones as Trustee for the benefit of all creditors less Waterton Global. A profit interest is attached to the Summit mine (formerly owned by Santa Fe Gold and its subsidiaries) with the sole benefit for the Creditors holding unsecured claims filed by each creditor with the courts.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

We have a total accumulated deficit of $100,397,849 at June 30, 2016. To continue as a going concern, we are dependent on continued fund raising. However, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable or acceptable to us.

Liquidity and Capital Resources; Plan of Operation

As of June 30, 2016, we had cash of $2,815 as compared to $69,305 at June 30, 2015, and we had a working capital deficit of $19,920,306 and had an accumulated deficit of $100,397,849.

At June 30, 2016, we were in arrears on payments totaling approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm in the Santa Fe Gold Barbados subsidiary.

Results of Operations

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

Sales, net

During the fiscal year, there was miscellaneous sale of $6,250 as compared to the fiscal year ended June 30, 2015 of $66,884. There were no operations during the current fiscal year and from August 2016 to June 2016 we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in our fiscal year ended June 30, 2016, decreased $2,380,603 from $6,060,328 in the fiscal year ended June 30, 2015 to $3,679,725 for the end of the current year.. Details of the major changes are as follows.

Exploration and mine related costs: The decrease in the current year of measurement aggregated $876,758. The decrease mainly consisted of write off the Mogollon Option for $876,509 in the fiscal year ended June 30, 2015.

Depreciation and amortization: In the fiscal year ended June 30, 2016, depreciation and amortization decreased $791,578 as a result of the 363 Asset Sale on February 26, 2016, at which time depreciation ceased.

Loss on disposition of assets: We incurred a loss in our fiscal year ended June 30, 2015 of $616,428 and none in the current year of measurement.

Other Income (Expense)

Other income and (expense) for the fiscal year ended June 30, 2016, was $(1,160,761) as compared to $(3,587,681) for the fiscal year ended June 30, 2015, a decrease in other expenses of $2,426,920. The net decrease in other expenses for the current year of measurement is mainly comprised of the following components: increased gain on debt extinguishment of $758,110, a decrease in interest expense of $2,599,094 and an increase in gain on derivative instruments liabilities of $1,429,392. These increases were offset by an increased loss recognized on financing costs – commodity supply agreements of $1,606,053 and a decrease in the gain on foreign currency translation of $685,937. Further information regarding the changes in the various components of Other Income (Expense) is discussed below. The increased gain on debt extinguishment of $758,110 is a result of the bankruptcy proceedings disallowing accrued royalties of $797,683 and were written off.

On June 30, 2016, the total outstanding principle and accrued interest on the IGS Secured Convertible Notes totaled $3,545,940 in US dollars on our balance sheet. The loan and accrued interest are denominated in Australian dollars (A$). This reduced gain in foreign currency translation is the result of a decrease in the US$ relative to the A$ during the current fiscal year ended on the outstanding balances in the current fiscal year.

For the fiscal year ended June 30, 2016, financing costs – commodity supply agreements totaled an increase of $1,606,053 from the prior year period of measurement and resulted in a loss of $677,996 in the fiscal year ended June 30,2016.. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase in the current fiscal year is driven by an increase in precious metals prices.

For the year ended June 30, 2016, the gain on derivative financial instruments totaled $1,068,664 as compared a loss of $360,728 for the comparable fiscal year ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the fiscal year ended June 30, 2016, interest expense totaled $2,405,030 as compared to $5,004,124 for the comparable prior fiscal year. The decrease is mainly attributable to no additional penalty charges by Waterton relative to the Credit Agreement in the current year of measurement and the elimination of the debt on February 26, 2016, in the 363 Asset Sale to Waterton.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated in accordance with U.S. GAAP, in addition to various non-U.S. GAAP (“Non-GAAP”) performance measures. Since our Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

Production Statistics, Sales Statistics, and Cash Costs

Presented below are selected key operating measures for our Summit underground mine and Banner mill processing facility for the years ended June 30, 2016 and June 30, 2015. In the presentation of our production statistics, we utilize the terms ‘contained metals’ and ‘payable metals’. Contained metals represent the number of ounces before metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals represent the number of ounces after metallurgical losses, primarily recoveries, and payable metals deductions levied by a smelter. Payable metals sold represent the final number of ounces which are used to record sales.

     We suspended all mining operations in early November 2013 and placed the mine and mill on a care and maintenance program.

PRODUCTION STATISTICS

	Year Ended	Year Ended
	6/30/16	6/30/15
Production Summary
Tons Processed	0	0
Tons Processed per Day	0	0

Grade
Average Gold Grade (oz./ton)	0	0
Average Silver Grade (oz./ton)	0	0

Contained Metals
Gold (Oz.'s)	0	0
Silver (Oz's.)	0	0

SALES STATISTICS
	Year Ended	Year Ended
	6/30/16	6/30/15
Average metal prices - Realized
Gold (Oz's.)	$0	$1,256
Silver (Oz's.)	$0	$19

Payable metals sold
Gold (Oz.'s)	0	34
Silver (Oz's.)	0	1,768

Gold equivalent ounces sold
Gold Ounces	0	34
Gold Equivalent Ounces from Silver	0	37
Total Gold Equivalent Ounces	0	71

Sales (in thousands):
Gross before provisional pricing	$0	$76
Provisional pricing mark-to-market	0	{9)
Gross after provisional pricing	0	67
Treatment and refining charges	0	(3)
Sales, Net	$0	$64

Average realized price per gold equivalent ounce:
Gross before adjustments	$0	$1,230
Provisional pricing mark-to-market	0	(120)
Gross after provisional pricing	0	1,110
Treatment and refining charges	0	(54)
Net realized price per gold equivalent ounce	$0	$1,056

CASH COST STATISTICS

	Year Ended	Year Ended
	6/30/16	6/30/15

Total Gold Equivalent Ounces Sold	0	71

Costs applicable to sales	$0	$40,000
Treatment & Refining Charges	0	5,383
Royalties	0	29,642
Resource Taxes	0	0
Total Operating Cash Costs	$0	$75,025

Operating Cash Cost per Gold Equivalent Ounce Sold	$0	$1,230

Operating Cash Costs	$0	$75,025
Royalties	0	(26,642)
Resource Taxes	0	0
Total Cash Costs	$0	$45,383

Total Cash Cost per Gold Equivalent Ounce Sold	$0	$744

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the fiscal year June 30, 2016, describes our significant accounting policies which are reviewed by management on a regular basis. We believe our most critical accounting policies relate to asset retirement obligations, derivative instruments and variables used in the Black-Sholes option pricing model, estimates utilized, impairment of assets, revenue recognition, accounts receivable, depreciation of equipment and mine development costs, and stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in interest rates and equity and commodity price risks. We do not use derivative financial instruments as part of an overall strategy to manage or hedge market risk.

Interest Rate Risk

We had approximately US $5.8 million indebtedness under our credit facilities at June 30, 2016. The annual interest rates is 10.0% on $450,000 for our senior subordinated convertible notes, 6% on our A$3,900,000 convertible notes and 24% on $1,745,092 bridge loan. We also have a $200,000 bridge loan with an annual interest rate at 12%. Interest rates on our debts are specified and fixed and do not fluctuate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years ended June 30, 2016 and 2015

SANTA FE GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Santa Fe Gold Corp.

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corp. and its subsidiaries (collectively, the “Company”) as of June 30, 2016 and June 30, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and June 30, 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 17 to the consolidated financial statements, the Company filed for Chapter 11 bankruptcy and substantially all of the assets of the Company have been sold. The Company is also in default with certain covenants of its credit facility and convertible notes. As a result, substantially all of the Company’s debt is currently due and payable. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 14, 2017

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$2,815	$69,305
Other receivable	-	34,833

Prepaid expenses and other current assets	4,475	221,232

Total Current Assets	7,290	325,370

MINERAL PROPERTIES	-	599,897

PROPERTY, EQUIPMENT, AND MINE DEVELOPMENT, NET	-	16,659,231

OTHER ASSETS:
Restricted cash	-	236,628
Total Other Assets	-	236,628
Total Assets	$7,290	$17,821,126

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,710,931	$3,824,591
Accrued liabilities	6,793,984	10,941,480
Derivative instrument liabilities	306,488	1,367,142
Senior subordinated convertible notes payable, net of unamortized discounts of $161,814 and $258,345, respectively	3,392,435	3,443,918
Notes payable, current portion	2,363,885	10,119,569
Completion guarantee payable, net of unamortized discount of $0 and $59,586 respectively	3,359,873	3,300,287
Total Current Liabilities	19,927,596	32,996,987

LONG TERM LIABILITIES:
Asset retirement obligation	-	245,494
Total Liabilities	19,927,596	33,242,481

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 221,799,662 and 142,396,648 shares issued and outstanding, respectively	443,599	284,793
Additional paid in capital	80,033,944	79,857,465
Accumulated (deficit)	(100,397,849)	(95,563,613)
Total Stockholders' Deficit	(19,920,306)	(15,421,355)

Total Liabilities and Stockholders' Deficit	$7,290	$17,821,126

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2016	2015

SALES, Net	$6,250	$66,884

OPERATING COSTS AND EXPENSES:
Costs applicable to sales	-	40,000
Exploration and mine related costs	473,497	1,350,255
General and administrative	2,072,116	2,123,540
Depreciation and amortization	1,134,112	1,925,690
Loss on disposition of assets	-	616,428
Accretion of asset retirement obligation	-	4,415
	3,679,725	6,060,328

LOSS FROM OPERATIONS	(3,673,475)	(5,993,444)

OTHER INCOME (EXPENSE):
Gain on debt extinguishment	821,050	62,940
Gain on bankruptcy 363 asset sale	15,309	-
Foreign currency translation	91,590	777,527
Miscellaneous income	110	8,647
Gain (loss) on derivative instrument liabilities	1,068,664	(360,728)

Financing costs	(74,458)	-
Financing costs - commodity supply agreements	(677,996)	928,057
Interest expense	(2,405,030)	(5,004,124)
	(1,160,761)	(3,587,681)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,834,236)	(9,581,125)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,834,236)	$(9,581,125)

Basic and Diluted Per Share data
Net Loss - basic and diluted	$(0.03)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic and diluted	179,328,825	135,931,166

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2016 and 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, June 30, 2014	127,229,228	$254,459	$78,292,962	$(85,982,488)	$(7,435,067)
Sale of common stock for cash	7,375,000	14,750	587,750	-	602,500
Common stock issued for accrued compensation	4,000,000	8,000	192,000	-	200,000
Common stock issued for debt settlement	792,420	1,584	40,413	-	41,997
Common stock issued for services and compensation	1,200,000	2,400	59,640	-	62,040
Costs associated with options issued & vesting	-	-	456,393	-	456,393
Common stock issued for conversion of note payable and interest	1,800,000	3,600	65,300	-	68.900
Derivative settlement due to conversions	-	-	163,007	-	163,007
Net (loss)	-	-	-	(9,581,123)	(9,581,125)
Balance, June 30, 2015	142,396,648	$284,793	$79,857,465	$(95,563,613)	$(15,421,355)

Sale of common stock for cash	7,500,000	15,000	(7,500)	-	7,500
Exercise of warrants for cash	7,500,000	15,000	(7,500)	-	7,500
Common stock issued for consulting	3,739,187	7,478	61,661	-	69,139

Common stock issued for compensation	14,217,561	28,436	(14,218)	-	14,218
Common stock issued for conversion of note payable interest	46,446,266	92,892	53,955	-	146,847
Derivative settlement due to conversions	-	-	90,081	-	90,081
Net (loss)	-	-	-	(4,834,236)	(4,834,236)
Balance, June 30, 2016	221,799,662	$443,599	$80,033,944	$(100,397,849)	$(19,920,306)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,834,236)	$(9,581,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,134,112	1,925,690
Stock-based compensation	14,217	456,393
Cost associated with warrants	-	602,297
Stock issued for services	69,139	62,040
Amortization of discounts on notes payable	260,874	162,227
Accretion of asset retirement obligation	-	4,415
(Gain) loss on derivative instrument liabilities	(1,068,664)	360,728
Mogollon option costs	-	876,509
(Gain) on 363 asset sale	(15,309)	-
Loss on equipment disposal	-	616,428
(Gain) on debt extinguishment	(821,050)	(62,940)
Financing costs – commodity supply agreements	677,996	(928,057)
Non-cash interest expense, debt adjustment	-	715,257
Financing costs	74,458	-
Foreign currency translation	(91,590)	(777,527)
Net change in operating assets and liabilities:
Other receivable	34,833	(20,566)
Inventory	-	40,000
Prepaid expenses and other current assets	177,173	25,839
Accounts payable and accrued liabilities	2,068,962	4,377,308
Net Cash Used in Operating Activities	(2,319,085)	(1,145,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	54,333
Increase in restricted cash	-	(4,912)
Net Cash Provided by in Investing Activities	-	49,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and exercise of warrants	15,000	602,500
Proceeds from notes payable	-	200,000
Proceeds from convertible notes payable	-	275,000
Merger advance	-	20,000
Proceeds from DIP funding and bridge loan	2,520,958	-
Repayments of DIP funding	(283,363)	-
Payments on notes payable	-	(16,355)
Net Cash Provided by Financing Activities	2,252,595	1,081,145
DECREASE IN CASH AND CASH EQUIVALENTS	(66,490)	(14,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	69,305	83,825
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,815	$ 69,305

(Continued)

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended June 30,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$473
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND

FINANCING ACTIVITIES:

Common stock issued for accrued compensation	$-	$200,000

Liabilities released in the 363 asset sale	$16,416,537	$-
Common stock issued for convertible notes and accrued interest conversion	$146,848	$68,900
Settlement of derivative liabilities through conversion	$90,081	$163,007

Discounts on notes payable due to derivatives	$98,091	$275,000
Common stock issued for settlement of other payables	$-	$104,037

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS

Santa Fe Gold Corporation (the “Company”, “our” or “we”) is a U.S. mining company incorporated in Delaware in August 1991. Our general business strategy is to acquire, explore, develop and mine mineral properties. The Company elected on August 26, 2015, to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and that case was dismissed on June 15, 2016. The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process. As the Company emerged from the bankruptcy we had a management team of two with no assets. The Company is in the process of raising equity funds to acquire new mining claims, a potential processing plant or arrangements with a processing plant in an acceptable geographic location to potential new mining claims.

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

The Company has incurred a loss of $4,834,236 for the fiscal year ended June 30, 2016, and has a total accumulated deficit of $100,397,849 and a working capital deficit at June 30, 2016 of $19,920,306. The Company currently has no source of generating revenue. The prior operations were suspended all mining operations and placing the mine and mill on a care and maintenance program in November 2013 for lack of working capital.

On August 26, 2015 Santa Fe filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. With the dismissal of our bankruptcy case in June 15, 2016, all assets of the Company were sold. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on continued capital financing for project development, repayment of various debt facilities and payment of current operating expenses until the Company has acquired new mining claims and an acceptable source to process the mineralized ore to generate revenue. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company.

On June 30, 2016, the Company was in default on payments of approximately $6.8 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”).

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

Fair Value of Financial Instruments

The carrying values of cash, miscellaneous receivables, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2016, and 2015, due to the relatively short-term nature of these instruments.

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

Other Receivable

As of June 30, 2016 the Company has no receivables and at June 30, 2015 had a $34,833 other receivable for a refund of insurance.

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

All property and equipment on the Company’s books was sold with the 363 Asset Sale in February 2016.

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

Mine development is amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body. Currently, with no claims or mines in our possession, no development costs are incurred.

All mine development on the Company’s books was sold with the 363 Asset Sale in February 2016.

Idle Equipment

No equipment remained in the Company’s possession after the 363 Asset Sale on February 2016.

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

The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material

No mineral properties remained in the Company’s possession after the 363 Asset Sale in February 2016.

Impairment of Long-Lived Assets

We re-evaluated the carrying value of the mine equipment, mine improvements and mineral properties in connection with filing of Chapter 11 in August 2015 subsequent to our current fiscal year ended.  It was determined in our audit that impairment was not required for our fiscal years ended June 30, 2015 and 2016, for mine equipment, mine development costs and mineral properties.

No equipment, mine improvements and mineral properties remained in the Company’s possession after the 363 Asset Sale in February 2016.

Restricted Cash

Restricted cash is maintained in connection with requirements for reclamation of projects and bonding requirements for the Company’s weighmaster scale. All Reclamation Bonds are transferred to Waterton after the 363 Asset Sale in February 2016.

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

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. No reclamation costs are recorded at the end of fiscal 2016 due to the obligation being released as part of the 363 Asset Sale in February 2016.

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2016 and 2015, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the years ended June 30, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Stock-Based Compensation

In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

The Company accounts for share based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the expected vesting period. Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services.

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

NOTE 3 – MINERAL PROPERTIES

Mineral properties were comprised of acquisition costs related to properties in New Mexico and Arizona, as shown below as of June 30, 2016 and 2015:

	2016	2015
Summit property, Grant Country, NM	$-	$119,000
Banner property, Hidalgo County, NM	-	230,897
New Planet property, La Paz County, AZ	-	250,000
	$-	$599,897

All mineral properties were part of the 363 Asset Sale on February 26, 2016. See Note 17 – 363 Asset Sale.

NOTE 4 - PROPERTY, EQUIPMENT AND MINE DEVELOPMENT

Property, equipment, and mine development consists of the following at June 30, 2016 and 2015:

	2016	2015
Office furniture and equipment	$-	$37,779
Land	-	163,000
Mine processing equipment and buildings	-	7,134,631
Plant	-	8,135,732
Tailings	-	1,726,677
Environmental and permits	-	267,078
Mine development	-	13,709,831
Asset retirement obligation	-	221,367
Automotive	-	280,785
Software	-	87,848
	-	31,764,728
Accumulated depreciation and amortization	-	(15,105,497)
	$-	$16,659,231

All property, plant and equipment were part of the 363 Asset Sale on February 26, 2016. See Note 17 – 363 Asset Sale.

During fiscal year ended June 30, 2015, we recognized a loss on equipment disposal of $616,428. The loss was attributable to equipment returned to a vendor for sale with a loss recognized of $670,761 and was offset by a gain on the sale of idle equipment with a zero value of $54,333. During the fiscal years ended June 30, 2016 and 2015, depreciation and amortization expense was $1,134,112 and $1,925,690, respectively.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2016 and 2015:

	2016	2015
Interest	$2,589,993	$6,304,917
Vacation	15,771	41,214
Deferred and accrued payroll burden	239,262	360,354
Franchise taxes	8,695	8,695
Royalties (calculated as a percentage of net smelter proceeds to a royalty holder)	-	757,251
Merger costs, net	269,986	269,986
Other	19,578	19,579
Audit	20,000	20,000
Property taxes	215,524	92,367
Commodity supply agreements	3,415,175	3,067,117
	$6,793,984	$10,941,480

The decrease in accrued royalties is a result of the bankruptcy proceedings disallowing accrued royalties $797,683 and the amount was written off as a gain on extinguishment of debt. The bankruptcy proceedings also disallowed accrued expenses to a royalty holder aggregating $23,367 and the amount was written off as a gain on extinguishment of debt

NOTE 6 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and certain convertible notes and to arrive at the fair value of derivatives associated with certain other convertible notes, a Monte Carlo model was utilized that values the Convertible Notes based on average discounted cash flow factoring in the various potential outcomes. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at June 30, 2016.

Utilizing the two methods, the aggregate fair value of the derivative instruments liability was determined to be $306,488 as of June 30, 2016. The following assumptions were utilized in the Black Scholes option pricing model: (1) risk free interest rate of 0.01% to 1.01%, (2) remaining contractual life of 0.13 to 3.77 years, (3) expected stock price volatility of 171% to 307%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.1760 was utilized, (5)  notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 60% or 65% of  either the low 20 or 25 TD, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 391%.

Based upon the change in fair value, the Company has recorded a non-cash gain on derivative instruments for the year ended June 30, 2016, of $1,068,664.

The table below show the loss on the derivative instruments liability for the years ended June 30, 2016 and 2015.

Year Ended June 30, 2016

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the year ended
	June 30, 2015	June 30, 2016	June 30, 2016

Purchase Agreement Warrants and Convertible Debt	$1,367,142	$306,488	$1,060,654

Derivatives recognized as debt discounts			98,091
Derivative liability written off to equity upon conversions			(90,081)
Gain on Derivatives			$1,068,664

Year Ended June 30, 2015

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the year ended
	June 30, 2014	June 30, 2015	June 30, 2015

Purchase Agreement Warrants and Convertible Debt	$292,124	$1,367,142	$(1,075,018)

Derivatives recognized as debt discounts			275,000
Derivative liability written off to equity upon conversions			(163,007)
Amount allocated to warrants at inception			602,297
Loss on Derivatives			$(360,728)

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 7 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 and $3,300,287, net of unamortized discount of $nil and $59,586, at June 30, 2016 and 2015, respectively, and are reported as completion guarantee payable. Amortized discounts of $59,586 were expensed as interest expense during the current fiscal year.

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

At June 30, 2016 and 2015, the outstanding principal balance and accrued interest on the senior subordinated convertible notes, was $450,000 and $450,000, and $144,500 and $98,749, respectively, and classified as current. The notes are currently due and in default.

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

On June 30, 2016 and 2015, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,903,316 and $2,985,606, respectively, and accrued interest was $642,624 and $479,396, respectively. The note is currently due and in default at June 30, 2016.

On October 31, 2015,  the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2015 amortization of loan discount was recognized as interest expense of $48,251 and the unamortized discount was $49,840 at June 30, 2016.

IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,283 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

Convertible Unsecured Notes

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and received a consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The Consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the Consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principle of $68,900 into 1,800,000 shares of restricted common stock. During the fiscal year ended June 30, 2016, the investor converted the balance of the note principle and added interest charges of $24,433 into 916,078 shares of restricted common stock.

The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $78,529 in the period ending December 31, 2014. During the fiscal years ended June 30, 2016 and 2015, amortization of loan discounts was recognized as interest expense of $20,185 and $54,815, respectively.

On February 25, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $105,556 in the period ending March 31, 2015. During the fiscal years ended June 30, 2016 and 2015, amortization of loan discounts was recognized as interest expense of $60,973 and $1,250, respectively. During the fiscal year ended June 30, 2016, the investor converted principle and added interest charges aggregating $62,223 converted into 27,522,855 shares of restricted common stock.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $90,395 in the period ending June 30, 2015. During the fiscal years ended June 30, 2016, $6,666 was added to the note principle and note discount and amortization of the loan discount was recognized as interest expense of $5,541 and $593, for the fiscal years ended June 30, 2016 and 2015, respectively. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default t charges was added to the note balance. At June 30, 2016 and 2015 the note balance was $93,333 and $55,556, respectively and the unamortized loan discount was $56, 088 and $54,963, respectively.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the three note tranches had aggregated outstanding principal, discounts and accrued interest of $93,333, and a conversion price of $0.00035. Subsequent to June 30, 2016 the note was not converted and was retired for $90,000 in installments, the final installment made on January 25, 2017.

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

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the of the embedded conversion option exceeded the net proceeds received and created a day one derivative loss of $54,270 in the period ending June 30, 2015. During the fiscal years ended June 30, 2016 and 2015, amortization of loan discounts on the two notes was recognized as interest expense of $66,388 and $2,220, respectively. During the fiscal year ended June 30, 2016, the investor converted the note principle and added interest charges of $60,192 into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the note balances. At June 30, 2016 and 2015, the note balances were $107,599 and $124,444, respectively and the unamortized loan discounts were $55,886 and $122,224, respectively.

During the twelve month period, a total of $146,848 of principle and added interest charges were converted into a total of 46,446,266 shares of restricted common stock.

The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the two note tranches had aggregated outstanding principal $107,599 and had a conversion price of $$0.0003. Subsequent to June 30, 2016, the note was not converted and was retired for $93,000 in installments, the final installment made on September 6, 2016.

The components of the convertible notes payable are as follows:

June 30, 2016:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$3,554,249	$(161,814)	$3,392,435
Long-term portion, net of current	-	-	-
	$3,554,249	$(161,814)	$3,392,435

June 30, 2015:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$3,702,263	$(258,345)	$3,443,918
Long-term portion, net of current	-	-	-
	$3,702,263	$(258,345)	$3,443,918

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

NOTE 10 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance.. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and this amount is outstanding at June 30, 2016 and 2015 and is in default. Accrued interest on note at June 30, 2016 and 2015 is $47,402 and $23,334, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 and $398,793 at June 30, 2016 and 2015, respectively and accrued interest of $59,238 and $36,307, respectively. The Company has been unable to make its monthly payments since November 2013, is currently in default and the equipment has been returned to the vendor for sale and remains unsold at June 30, 2016.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in Accrued Liabilities at June 30, 2016 and 2015. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at June 30, 2016 and 2015 was $990,657 and $570,687, respectively.

The following summarizes notes payable, including the Senior Secured Gold Stream Credit Agreement, at:

	June 30,		June 30,
	2016		2015
Working capital advances, interest at 1% per month, due January 15, 2015	$200,000		$200,000

Merger advance	20,000		20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793		398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092		1,745,092

Senior Secured Gold Stream Credit Agreement, interest at 9.00% per annum, payable monthly in arrears, principal payments deferred to July 2012; principal installments are $425,000 for July and August 2012, $870,455 monthly for September 2012 through June 2013 and $445,450 in July 2013; Note amended October 9, 2012, principal installments of $1,082,955 due October 2012, $500,000 November 2012, $0 due December 2012 and January 2013, $3,852,275 February 2013, $870,455 March through June 2013, and $445,450 in July 2013.	-		7,755,684
Total Outstanding Notes Payable	2,363,885		10,119,569
Less: Current portion	(2,363,885)		(10,119,569)
Notes payable, net of current portion and discount	$-		$-

The aggregate maturities of notes payable as of June 30, 2016 and 2015	$2,363,885	$	$ 10,119,569

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2016 and 2015 are as follows:

				June 30,
	Level 1	Level 2	Level 3	2016
Assets:
None	--	---	---	---

Liabilities:
Derivative instruments	---	---	$306,488	$306,488

				June 30,
	Level 1	Level 2	Level 3	2015
Assets:
None	---	---	---	---

Liabilities:
Derivative instruments	---	---	$1,367,142	$1,367,142

NOTE 12 - CONTINGENCIES AND COMMITMENTS

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

Office and Real Property Leases

On August 01, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements.

Rental expense totaled $6,000 and $23,518 for the years ended June 30, 2016 and 2015, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 13 - STOCKHOLDERS’ (DEFICIT)

Common Stock Issuances

During the fiscal year ended June 30, 2016, the Company:

(i)	Issued 3,739,187 shares of restricted common stock for consulting services at a value of $69,139 on the dates of issuance;

(ii)	Issued an aggregate of 18,007,333 shares of restricted common stock to an accredited investor for the partial conversion of convertible notes aggregating $60,192, and
(iii)	Issued an aggregate of 28,438,933 shares of restricted common stock to an accredited investor for the partial conversion convertible notes aggregating $86,656;

(iv)	Issued 14,217,561 shares of restricted common stock for compensation at a value of $14,217 on the date of issuance;

(v)	Sold 7,500,000 shares of restricted common stock for $7,500, and
(vi)	Received $7,500 for the exercise of warrants for 7,500,000 shares of restricted common stock.

The issuance of the restricted common shares during our fiscal year 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended June 30, 2015, the Company:

(i)	Sold 7,375,000 shares of restricted common stock for cash proceeds of $602,500;

(ii)	Issued an aggregate of 4,000,000 shares of restricted common stock to five creditors in settlement aggregate of $200,000 of debt;

(iii)	Issued 792,240 shares of restricted common stock to a creditor valued at $41,998 for settlement of a debt of $106,978. The Company recorded a gain of $64,980 on the extinguishment of the debt;

(iv)

Issued 800,000 shares of restricted common shares to each of two related party creditors, in settlement of $40,000 of debt. The market value of the stock issued was $41,360 and the Company recorded a loss of $1,360 on the extinguishment of the debt;

(v)

Issued 400,000 shares of restricted common shares to a creditor, in settlement of $20,000 of debt. The market value of the stock issued was $20,680 and the Company recorded a loss of $680 on the extinguishment of the debt and,

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

Warrants

During the fiscal year ended June 30, 2016, the Company issued7,500,000 warrants at $0.001 as part of a private placement to accredited investors and the warrants were exercised on the issuance date.

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

Options Granted or Modified

During the fiscal year ended June 30, 2016, the Company issued no options.

During the year ended June 30, 2016, the Board modified the strike price on 7,5000,000 options granted to two corporate

Officers and a Board member from $0.05 to $0.001, the closing market price on the date of the modification.

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

Stock option and warrant activity, both within the 1989 Stock Option Plan and 2007 EIP and outside of these plans, for the years ended June 30, 2016 and 2015 are as follows:

	Stock Options			Stock Warrants
			Weighted			Weighted
			Average			Average
	Number of		Exercise	Number of		Exercise
	Shares		Price	Shares		Price
Outstanding at June 30, 2014	8,925,000		$0.24	25,283,511		$0.62
Granted	18,700,000		$0.05	7,695,000		$0.11
Canceled	(15,115,000)		$0.14	(12,082,457)		.75
Expired	---	$	---	---	$	---
Exercised	---		---	---	$	---
Outstanding at June 30, 2015	12,510,000		$0.07	20,896,054		$0.37
Granted	---	$	---	7,500,000		$0.001
Canceled	(4,110,000)		$0.09	(10,452,620)		$0.38
Expired	(25,000)		$0.36	---	$
Exercised	---			(7,500,500)		0.001
Outstanding at June 30, 2016	8,375,000		$0.02	10,443,434		$0.35

Stock options and warrants outstanding and exercisable at June 30, 2016, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.001	7,500,000	7,500,000	2.30	$0.001	$0.15	4,320,000	4,320,000	2.63	$0.15
$0.07	200,000	200,000	3.51	$0.07	$0.38	523,434	523,434	1.21	$0.38
$0.08	200,000	200,000	2.51	$0.08	$0.40	4,500,00	4,500,000	1.08	$0.40
$0.14	200,000	200,000	2.10	$0.14	$0.87	500,000	500,000	0.09	$0.87
$0.32	100,000	100,000	1.14	$0.32	$1.00	600,000	600,000	0.36	$1.00
$0.36	175,000	175,000	1.28	$0.36
	8,375,000	8,375,000				10,443,434	10,443,434

	Outstanding Options		2.29	$0.02	Outstanding Warrants			1.65	$0.35

	Exercisable Options		2.29	$0.02	Exercisable Warrants			1.65	$0.35

As of June 30, 2016, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options and warrants was $97,500. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.014 closing stock price of the common stock on June 30, 2016. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2016 was 7,500,000.

The total intrinsic value associated with options exercised during the year ended June 30, 2016 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total fair value of options and warrants granted during the year ended June 30, 2016 was approximately $0. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2016 was $0.

The Company adopted its 2007 EIP pursuant to which the Company reserved and registered 8,000,000 shares stock and option grants. As of June 30, 2015, there were 4,550,000 shares available for grant under the 2007 Plan, excluding the 1,310,000 options outstanding under the 2007 Plan.

NOTE 14- INCOME TAXES

The Company has had no income tax expense or benefit since July 1, 1997, because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carry forwards, given the provisions of existing tax laws. The Company files income tax returns in the U.S. and state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended June 30, 2012 through the current period.

The approximate income tax benefit is computed by applying the U.S. federal income tax rate of 35% to net (loss) before taxes for the fiscal years ended after June 30, 2012, and 34% for the prior year periods.

		2016		2015
Tax benefit at the federal statutory rate		$1,737,087		$2,318,833
State tax benefit		372,233		496,893
Expiration of state operating benefit		(395,871)		(432,984)
Prior year true-up		---		822,038
(Increase) in valuation allowance		(1,713,449)		(3,204,780)
Income tax expense	$	---	$	---

The components of the deferred tax assets at June 30, 2016 and 2015 are as follows:

Deferred Tax Asset		2016		2015
Federal net operating loss carry forwards		$34,269,743		$32,532,656
State net operating loss carry forwards		3,280,936		3,304,574
Valuation allowance		(37,550,679)		(35,837,230)
Net deferred tax asset	$	---	$	---

In assessing the realizability of estimated deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2016 and 2015.

At June 30, 2016, the Company had estimated federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $99.5 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2036.

At June 30, 2016, the Company had estimated state tax basis net operating loss carry forwards for state income tax purposes of approximately $43.7 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2016 to 2021.

NOTE 15 – RELATED PARTY TRANSACTIONS

In the fiscal years ended June 30, 2016 and 2015, the Jordaan Law Firm billed for legal services $0 and $31,753, respectively. Amounts owed at June 30, 2016 and 2015 was $191,267 and $421,385, respectively.

Accrued wages for Mr. Jordan at June 30, 2016 and 2015 were $78,520 and $237,989, respectively.

On August 1, 2015, the Company leased a home office space from the Company CFO for $500 a month for the corporate administrative office in Albuquerque, NM until such time growth requires a larger corporate administrative office.

On June 5, 2016, the Company issued 15,956,748 shares to employees (CEO & CFO) and to some consultants associated with the Company for their efforts to keep the Company functioning. On December 12, 2016, the employees and consultant returned 15,956,748 shares to the treasury in order to be able to raise more funds to acquire additional assets.

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

NOTE 16 – LEGAL PROCEEDINGS

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

NOTE 17 – BANKRUPTCY AND RELATED 363 ASSET SALE

In August 26, 2015, the Company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW).  Jakes Jordaan, Santa Fe’s former CEO, filed in the Affidavit in Support of the first day motion (full affidavit can be researched in the Delaware court filings. Case# 15-11761 MFW on August 26, 2015) that we have only one remaining option (plan) to have an orderly sale of all assets to satisfying qualified debt without any plan for the thereafter and he began working with Canaccord Genuity Inc. (“Canaccord”) as our investment banker to assist with these efforts. The “asset sale” took place in February 2016 and left Santa Fe Gold and Subsidiaries without any assets and with remaining debt.

After the dismissal of the bankruptcy case, the Company has no assets, but is liable for all commitments and debts that remain outstanding.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO will be dormant and all the commitments and debts will stay with the respective companies. The court set up a Trust fund that will be funded by the activities of the Summit mine for five years and the trust funds will be distributed by an independent trustee to all credit holders of record.

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

The table below summarizes the carrying value of the assets sold and the liabilities disposed in the 363 Asset Sale as of asset transfer on February 26, 2016:

February 26, 2016
Assets Sold
Restricted cash	$236,628
Prepaid expenses and other current assets	39,584
Property, plant and equipment, net	4,992,154
Mine development properties, net	10,532,965
Mineral properties, net	599,897
$16,401,228
Liabilities Disposed
Notes payable	$9,993,280
Accrued interest	5,815,622
Asset retirement obligation	245,494
DIP fees	32.203
Accrued CSA fees	329,938
Total	$16,416,537
Net gain on the Asset 363 Sale	$15,309

NOTE 18 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from July 2016 through June 2017, the Company sold an aggregate of 40,844,368 units. Each unit consisted of one common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 40,844,368 common shares. The Company received aggregate proceeds of $2,708,483 from these sales and warrant exercises. In connection with this offering, the Company incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed with exercise prices ranging from $0.001 to $0.10. To date, no placement agent fee warrants have been issued. The Company incurred a cash fee amounting to $272,348 in connection with this raise.

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

On July 26, 2017 the board changed the price for 7,500,000  options from $.001  (Board meeting May 05, 2016) to $.002.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal years ended June 30, 2016, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2016, due to the material weaknesses described above, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report:

Name	Age	Position	Date Elected or Appointed
Erich Hofer	56	Director	August 20, 2012
		Chairman of the Board	October 15, 2014
		Interim Chief Executive Officer	May 6, 2016 until July 31, 2016

Thomas Laws	58	Chief Executive Officer	August 01, 2016
		Director	August 01, 2016

Frank G. Muller	62	Chief Financial Officer Director	May 07, 2014 August 01, 2016

Erich Hofer, age 56, joined our board of directors in August 2012. Mr. Hofer is a finance and management executive with over 30 years of international business experience in engineering, energy, manufacturing and financial services. As principal of HFE MAC LLC since 2007, he provides management and advisory services to public and private companies and has assumed key management roles for clients, several of which have been natural resources companies. From 1999 to 2007, Mr. Hofer was CFO for three Swiss technology, manufacturing and energy management companies, and from 1995 to 1998 was financial controller for Zurich State Bank. He also served as Chief of Logistics, Colonel and a Member of General Staff in the Swiss Army. Mr. Hofer holds a MBA Degree from the University of Chicago, and three degrees, including Master of Finance, Bachelor of Economics and Bachelor of Engineering from universities in Switzerland, and received BS and MBA Degrees from the State University of New York at Buffalo.

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

Board Meetings and Committees

During fiscal 2016, our board met several times and took action by unanimous consent all the time. All of our directors attended all of the meetings of our board and its assigned committees during fiscal 2016

Our entire board considers all major decisions concerning our business. Our board has also established committees so that certain matters can be addressed in more depth than may be possible at a full board meeting. Our board’s current standing committees are as follows, with the “X” denoting the members of the committee:

Corporate
	Governance	Audit	Compensation
Name	Committee	Committee	Committee
Employee Director:
None
Non-Employee Directors:
Erich Hofer	X(1)	X (1)

_________________
(1) Chairman

Our board will in the future, once we are back in business, adopted a charter for each committee. The charters will later be available on our website at www.santafegoldcorp.com. The information contained on our website is and will not, and should not be considered, a part of this financial statement. The information below sets out the future members of each of our board committees and summarizes the functions of each of the committees.

Nominating and Corporate Governance Committee

The primary purposes of the Committee are:

identifying individuals qualified to become directors;

monitoring the implementation of our corporate governance guidelines; and

overseeing the evaluation of our management and our board.

No Committee meeting was held in the fiscal year 2016. We do not anticipate any significant change in the composition of the planned Committees prior to our next annual meeting of stockholders.

The Committee will be responsible for identifying individuals qualified to become directors and for evaluating potential or suggested director nominees.

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

Audit Committee

The primary purposes of the Committee are:

assisting our board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to stockholders and others;

overseeing and evaluating our system of internal controls established by management; and

supervising the audit and financial reporting process (including direct responsibility for the appointment, compensation and oversight of the independent auditors engaged to perform the annual audit and quarterly reviews with respect to our financial statements).



Audit Committee Report

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended June 30, 2016. The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates such information by reference in such filing.

The Committee at June 30, 2016 consists of Mr. Hofer, and serves as chairman. We do not anticipate a change in the composition of the Committee prior to our next annual meeting of stockholders. Mr. Hofer is considered “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Hofer qualifies as an “audit committee financial expert” as defined by the rules promulgated by the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2016, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements to the best of our knowledge.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid during the last two fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, and who were serving as executive officers at the end of or during the fiscal year ended June 30, 2016, and whose total compensation exceeded $100,000 per year; and (c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jakes Jordaan (1) Interim CEO	2016 2015	314,088 119,226	- -	- -	- -	- -	- -	- -	314,088 119,226
Frank Mueller CFO& Secretary (2)	2016 2015	85,000 85,000	- -	- -	- -	- -	- -	- -	85,000 85,000

(1)

Mr. Jordaan was appointed CEO on October 15, 2014, and served without compensation until Mach 2015. He received an annual salary of $376,906 of which only 50% was paid until August 2015 and the rest will accrue to a later date. Mr. Jordaan resigned as CEO and director on May 6, 2016.

With the bankruptcy filings, all salaries were reset to the full amount payable due to the DIP funds available as discussed earlier.

(2)	Mr. Mueller received a salary of $85,000 annually, but starting in April 2014 salaries for staff were cut in half and the remainder was deferred and is still outstanding as of filing of this report.

Outstanding Equity Awards as of June 30, 2016

The following table summarizes the outstanding equity awards as of June 30, 2015, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2016

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jakes Jordaan(1)	200,000 100,000 100,000 2,500,000	N/A	N/A N/A	0.14 0.08 0.07 0.001	08/06/2018 01/01/2019 01/02/2020 10/17/2018	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A
Frank G. Muller	40,000 10,000 2,500,000		N/A	0.36 0.36 0.001	01/08/2017 12/31/2017 10/17/2018	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1) Appointed interim CEO on June 27, 2014 until July 15, 2014. Reappointed on Oct 15, 2014 and resigned May 6, 2016

Compensation of Directors

The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2016:

Compensation of Directors

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jakes Jordaan (1)	-	-		-	-	-	-
Erich Hofer (2)	-	-		-	-	-	-

(1)Legal fees incurred to a law firm in which Jakes Jordaan is a Partner. As at June 30, 2016, a balance of $382,534 remains owed to the law firm for legal services rendered prior to becoming CEO.

(2)Mr. Hofer received consulting fees on a monthly basis rather than a board fee.

Effective July 1, 2013, we adopted a decrease in the annual non-employee independent director fee to $8,000 per year and a decrease in annual committee fees to $1,000 per committee membership and $500 per committee chairmanship, to be paid quarterly. All other compensation to non-employee independent directors remained as described in the preceding paragraph.

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

Employment and Change in Control Agreements

On May 16, 2016, we entered into change of control agreements with our chief financial officer, who is also our secretary and treasurer. The change of control agreements provide that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 200% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 25, 2017, certain information regarding beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each director and director-nominee; (iii) each named executive officer; and (iv) all executive officers and directors as a group.

Name and Address of	Title of	Number of	Percent of
Beneficial Owner	Class	Shares	Class (1)
Erich Hofer	Common Stock	2,825,000(1)	1.04%
Denver, CO 80202

Sulane Holdings, Inc.	Common Stock	23,210,900(2)	8.39%
Switzerland

Jakes Jordaan	Common Stock	5,900,000(3)	2.16%
Dallas, TX 75204

Frank Mueller	Common Stock	3,244,211(4)	1.19%
Albuquerque, NM 87107
Mark Johnson	Common Stock	15,200,000	5.63%
Officers and Directors As a Group (7 Persons)	Common Stock	50,380,111(5)	15.72%
(1)

Includes options issued under the 2007 EIP to acquire 125,000 shares at an exercise price of $0.36 per share, 100,000 shares at an exercise price of $0.32 per share and 100,000 shares at an exercise price of $0.08 per share plus to acquire 2,500,000 shares at an exercise price of $0.001 per share.

(2)

Includes 13,500,000 shares issued in connection with conversion in December 2011 of convertible debentures at a conversion price of $1.00 per share. Also includes an aggregate of 1,457,360 shares that were issued for conversion of accrued interest due June 30, 2009, September 30, 2009 and December 31, 2009, and 6,750,000 warrants with an exercise price of $0.135 per share.

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
(5)

Applicable percentage of ownership is based on 270.171,342 shares of common stock outstanding as of July 25, 2017 together with securities exercisable or convertible into shares of common stock within 60 days of June 10, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of, June 30, 2016 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table contains information regarding our Equity Compensation Plans as of June 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

2007 Equity Incentive Plan approved by security holders	1,310,000	$0.28	4,550,000
Equity compensation plan not approved by security holders(1)	N/A	$0.16	N/A

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS None
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE

The following table discloses the fees approximate fees for professional services provided by Malone Baily, LLP for the 2016 and 2015:

	2016	2015
Audit Fees (1)	$75,000	$100,000
Tax Fees (2)	0	0
	$75,000	$100,000

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2017	By:	/s/ Tom Laws
Tom Laws
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom Laws	Chief Executive Officer, Director	November 14, 2017
Tom Laws	(Principal Executive Officer)

/s/ Frank Mueller	Chief Financial Officer, Director	November 14, 2017
Frank Mueller	(Principal Financial Officer)

/s/ Eric Hofer	Chairman of the Board, Director	November 14, 2017
Eric Hofer

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2016.