Form 10-Q
period 2016-09-30
Santa Fe Gold CORP
filed 2017-12-18
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has fil

ed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 271,936,273 shares of common stock par value $0.002, of the issuer were issued and outstanding as of December 8, 2017.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	June 30,
	2016	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,048	$2,815
Prepaid expenses and other current assets	21,824	4,475
Total Current Assets	56,872	7,290
EQUIPMENT:
Mine equipment, net of accumulated depreciation of $385	11,155	—

Total Assets	$68,027	$7,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,692,346	$3,710,931
Accrued liabilities	7,038,396	6,793,984
Derivative instrument liabilities	687,719	306,488
Senior subordinated convertible notes payable, net of unamortized discount of $83,158 and $161,814, respectively	3,452,568	3,392,435
Notes payable, current portion	2,363,885	2,363,885
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	20,594,787	19,927,596

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 253,767,912 and 221,799,662 shares issued and outstanding, respectively	507,535	443,599
Additional paid-in capital	80,493,928	80,033,944
Accumulated deficit	(101,528,223)	(100,397,849)
Total Stockholders' Deficit	(20,526,760)	(19,920,306)

Total Liabilities and Stockholders' Deficit	$68,027	$7,290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2016	2015

REVENUES	$—	$2,015

OPERATING EXPENSES:
Exploration and other mine related costs	17,423	114,458
General and administrative	333,793	309,634
Depreciation and amortization	385	443,871
Reorganizational costs	—	217,203
Total Operating Expenses	351,601	1,085,166

LOSS FROM OPERATIONS	(351,601)	(1,083,151)

OTHER INCOME (EXPENSE):
Foreign currency translation	(109,141)	288,085
(Loss) gain on derivative instruments	(381,231)	1,158,573
Gain on debt extinguishment	14,599	—
Financing costs- commodity supply agreements	(6,491)	222,703
Finance charges	—	(74,458)
Interest expense	(296,509)	(812,821)
Total Other Income (Expense)	(778,773)	782,082

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,130,374)	(301,069)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,130,374)	$(301,069)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	253,968,140	142,854,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,130,374)	$(301,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385	443,871
Stock issued for services	166,920	66,400
Amortization of discount on notes payable	78,656	151,287
Financing costs - commodity supply agreements	6,491	(222,703)
Non-cash financing costs	—	74,458
(Gain) loss on derivative instrument liabilities	381,231	(1,158,573)
(Gain) on debt extinguishment	(14,599)	—
Foreign currency translation	109,141	(288,085)
Net change in operating assets and liabilities:
Accounts receivable	—	34,833
Prepaid expenses and other current assets	(17,349)	(34,461)
Accounts payable and accrued liabilities	199,271	700,475
Net Cash Used in Operating Activities	(220,227)	(533,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,540)	—
Cash Used Investing Activities	(11,540)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP funding	—	839,608
Proceeds from common stock purchases	178,500	—
Proceeds from exercise of warrants	178,500	—
Payments on convertible debt	(93,000)	—
Net Cash Provided by Financing Activities	264,000	839,608

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,233	306,041
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,815	69,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,048	$375,346

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock returned and cancelled	$13,914	$—
Common stock issued for convertible notes and accrued interest conversion	$—	$146,848
Resolution of derivative liability upon conversion	$—	$90,081

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe" or "Company") is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2016 and June 30, 2016, the consolidated results of operations for the three months ended September 30, 2016 and 2015, consolidated cash flows for the three months ended September 30and 2015. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2016. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2016 Annual Report on Form 10-K filed on November 14, 2017.

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

The Company has incurred a loss of $1,130,374 for the three months ended September 30, 2016, and has a total accumulated deficit of $101,528,223 and a working capital deficit at September 30, 2016 of $20,537,915. The Company currently has no source of generating revenue.

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

On September 30, 2016, the Company was in default on payments of approximately $7.53 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation and Santa Fe Acquisitions Company, a New Mexico Limited Liability Company. All significant inter-company accounts and transactions have been eliminated in consolidation

Reclassifications

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

Significant estimates are used when accounting for the Company's carrying value of mineral properties, fixed assets, depreciation and amortization, accruals, derivative instrument liabilities, taxes and contingencies, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2016, and June 30, 2016, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Net Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three periods ended September 30, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Accounting Standards to be Adopted in Future Periods

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30, 2016 and June 30, 2016:

	September 30,	June 30,
	2016	2016
Interest	$2,827,911	$2,589,993
Vacation	15,771	15,771
Deferred and accrued payroll burden	239,265	239,262
Franchise taxes	8,695	8,695
Merger costs, net	269,986	269,986
Other	19,578	19,578
Audit	20,000	20,000
Commodity supply agreements	3,421,666	3,415,175
Property taxes	215,524	215,524

	$7,038,396	$6,793,984

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and certain convertible notes and to arrive at the fair value of derivatives associated with certain other convertible notes, a Monte Carlo model was utilized that values the Convertible Notes based on average discounted cash flow factoring in the various potential outcomes. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at September 30, 2016.

Utilizing the two methods, the aggregate fair value of the derivative instruments liability was determined to be $687,719 as of September 30, 2016. The following assumptions were utilized in the Black Scholes option pricing model: (1) risk free interest rate of 0.31% to 0.83%, (2) remaining contractual life of 0.28 to 2.52 years, (3) expected stock price volatility of 300% to 488%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.1760 was utilized, (5)  notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 60% or 65% of  either the low 20 or 25 TD, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 391%.

Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the three months ended September 30, 2016, of $381,231.

The table below shows the loss on the derivative instruments liability for the three months ended September 30, 2016.

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the three months ended
	June 30, 2016	September 30, 2016	September 30, 2016

Purchase Agreement Warrants and Convertible Debt	$306,488	$687,719	$(381,231)

Loss on Derivatives			$(381,231)

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 5 - COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 noted on the Company’s June 30, 2016 10-K. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at September 30, 2016 and June 30, 2016, respectively, and are reported as completion guarantee payable and is in default due to the bankruptcy.

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

As of September 30 and June 30, 2016, the outstanding principal balance was $450,000 and accrued interest on the senior subordinated convertible notes, was $156,000 and $144,500, respectively and are in default.

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

On September 30 and June 30, 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,992,392 and $2,903,316, respectively, and accrued interest was $707,595 and $642,624, respectively. The note is currently due and in default at September 30, 2016.

On October 31, 2015,  the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the three months ended September 30, 2016, amortization of loan discount recognized as interest expense was $17,809 and unamortized discount balance was $32,031 at September 30, 2016.

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

The original consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $20,185.

On February 25, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $60,973. During the fiscal year ended June 30, 2016, the investor converted principle and added interest charges aggregating $62,223 into 27,522,855 shares of restricted common stock.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principle and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At September 30, 2016 and June 30, 2016 the note balance was $93,333, respectively, and amortization of the loan discount was recognized as interest expense of $4,961       for the three months ended September 30, 2016 and the unamortized loan discount balance as of September 30 and June 30, 2016, was $51,127 and $56,088, respectively.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the three note tranches had aggregated outstanding principal, discounts and accrued interest of $93,333, and a conversion price of $0.00035. Subsequent to September 30, 2016, the note was not converted and was retired for $90,000 in installments, the final installment made on January 25, 2017.

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

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discounts on the two notes was recognized as interest expense of $66,388. During the fiscal year ended June 30, 2016, the investor converted the note principle and added interest charges of $60,192 under the first consideration one into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the two note balances. At September 30 and June 30, 2016, the note balances were $-0- and $107,599, respectively and the unamortized loan discounts were $0 and $55,886, respectively. During the three months ended September 30, 2016, amortization of the loan discount recognized as interest expense was $55,886.

The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the two note tranches had aggregated outstanding principal $107,599 and had a conversion price of $$0.0003. During the three months ended September 30, 2016, the note was not converted and was retired for $93,000 in installments, the final installment made on September 6, 2016. The transaction resulted in recognition of a gain on extinguishment of debt of $14,599.

The components of the unsecured convertible notes payable are as follows:

	Principal	Unamortized
September 30, 2016:	Amount	Discount	Net
Current portion	$3,533,726	$(83,158)	$3,452,568
Long-term portion, net of current	—	—	—
	$3,533,726	$(83,158)	$3,452,568

	Principal	Unamortized
June 30, 2016:	Amount	Discount	Net
Current portion	$3,554,249	$(161,814)	$3,392,435
Long-term portion, net of current	—	—	—
	$3,554,249	$(161,814)	$3,392,435

NOTE 7 - NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and this amount is outstanding at September 30, 2016 and is in default. Accrued interest on note at September 30, and June 30, 2016 is $53,451 and $47,402, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 and $398,793 at September 30 and June 30, 2016, respectively, and accrued interest of $64,971 and $59,238, respectively. The Company has been unable to make its monthly payments since November 2013, currently is in default and the equipment has been returned to the vendor for sale and remains unsold at September 30, 2016.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at June 30, 2016 and 2015. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at September 30 and June 30, 2016, was $1,096,223 and $990,657, respectively and is in default.

The following summarizes notes payable:

	September 30,	June 30,
	2016	2016
Working capital advances, interest at 1% per month, due January 15, 2015	$200,000	$200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092

Notes payable - current	$2,363,885	$2,363,885

NOTE 8 - FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of September 30 and June 30, 2016 are as follows:

September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$687,719	$687,719

June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$306,488	$306,488

NOTE 9 - CONTINGENCIES AND COMMITMENTS

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

After the dismissal of the bankruptcy case, the Company will have no assets, but is still liable for all commitments and debts outstanding.  SFG Barbados, Lordsburg Mining Company and AZCO will be dormant and all the commitments and debts will stay with the respective companies and all debt is currently in default and due. The court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years and the trust funds will be distributed by an independent trustee to all credit holders on record.

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

Rental expense totaled $1,500 for the three months ended September 30, 2016 and 2015, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 10 - STOCKHOLDERS' DEFICIT

Stock Returned to the Treasury

On August 1, 2016, a shareholder returned 6,956,750 common shares to the Company for no value received by the shareholder and the shares were recorded at Par Value of $13,914.

Issuance of Stock

During the three months ended September 30, 2016, the Company issued the following common stock:

(i)	Issued 1,000,000 shares of restricted common stock for consulting services at a value of $16,500 on the date of issuance;

(ii)	Sold an aggregate of 16,000,000 shares of restricted common stock to accredited investors for cash proceeds of $106,000;

(iii)	Issued an aggregate of 16,000,000 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $106,000;

(iv)	Issued 2,300,000 shares of restricted common stockfor consulting services at a value of $150,420 on the date of issuance;

(v)	Sold an aggregate of 1,812,500 shares of restricted common stock to accredited investors for cash proceeds of $72,500; and

(vi)	Issued an aggregate of 1,812,500 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $72,500.

The issuance of the restricted common shares during the three months ended September 30, 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Issuance of Warrants and Expiration

During the three months ending September 30, 2016, 17,812,500 warrants were issued and 750,000 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During three months ending September 30, 2016, no options were granted and 2,900,000 options were cancelled.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the three months ending September 30, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2016	8,375,000	$0.02	10,443,434	$0.35
Granted	—	—	17,812,500	$0.01
Canceled	(2,900,000)	$0.02	—	—
Expired	—	—	(750,000)	$0.91
Exercised	—	—	(17,812,500)	$0.01
Outstanding at September 30, 2016	5,475,000	$0.02	9,693,434	$0.31

Stock options and warrants outstanding and exercisable at September 30, 2016 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.001	5,000,000	5,000,000	2.05	$0.001	$0.15	4,320,000	4,320,000	2.37	$0.15
$0.07	100,000	100,000	3.26	$0.07	$0.38	523,434	523,434	0.96	$0.38
$0.08	100,000	100,000	2.25	$0.08	$0.40	4,500,000	4,500,000	0.83	$0.40
$0.32	100,000	100,000	0.89	$0.32	$1.00	350,000	350,000	0.28	$100
$0.36	175,000	175,000	1.03	$0.36	—	—	—	—	—
	5,475,000	5,475,000				9,693,434	9,693,434

	Outstanding Options		2.02	$0.02	Outstanding Warrants			1.52	$0.31

	Exercisable Options		2.02	$0.02	Exercisable Warrants			1.52	$0.31

As of September 30, 2016, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $295,000 and the aggregate intrinsic value of currently exercisable stock options and warrants was $295,000. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.06 closing stock price of the common stock on September 30, 2016.

The total intrinsic value associated with options exercised during the three months ended September 30, 2016, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 11 – RELATED PARTY TRANSACTIONS

At September 30, 2016 and at June 30, 2016, the Company owed to related parties an aggregated amount of $269,787 respectively.

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

NOTE 12 - LEGAL PROCEEDINGS

All legal proceedings stayed with the filing of Chapter 11 bankruptcy. At the time of the bankruptcy filing several litigations were filed in several courts. Santa Fe believes that the following suits will be stayed pursuant to the Bankruptcy Code. After dismissal of the Chapter 11 filings, we have not been notified of any of the below cases if they will continue or not.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM;

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM;

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

Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold. At this time, there can be no determination of the outcome.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28

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

We are in litigation with two vendors for claims for approximately $140,400 and $125,876, respectively against us. If the Company is unsuccessful in raising additional funding, we may not be able to pay resolve these lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Risk factors.” The claims were against Lordsburg Mining company, were stayed during the proceedings and all claims remained.  At this time, there can be no determination of the outcome.

The court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years and the trust funds will be distributed by an independent trustee to all credit holders on record.  Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from October 2016 through December 14, 2017, the Company sold an aggregate of 23,031,868 units. Each unit consisted of one common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 23,031,868 common shares. The Company received aggregate proceeds of $2,351,483 from these sales and warrant exercises. In connection with this offering, the Company incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed with exercise prices ranging from $0.001 to $0.10. To date, no placement agent fee warrants have been issued. The Company incurred a cash fee amounting to $235,148 in connection with this raise.

In addition, between October 2017 and December 14, 2017, the Company has an additional $2,669,031 for additional equity purchases from a private overseas investment company and a number of associated investors. The stock and warrant shares have not been issued at this time and the stock certificates and warrant shares (approximately 32,787,500 shares at this time) will be issued at the same time and the same price. In connection with this offering, the Company has incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed. To date, no placement agent fee warrants have been issued. The Company has incurred a cash fee amounting to $266,903 in connection with this raise.

On December 12, 2016, employees and a consultant returned 15,956,748 shares to the Company in order to be able to raise more funds to acquire additional assets.

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

On October 22, 2014, the Company signed a $500,000 Convertible Note, from an accredited investor, from which we drew down tranches aggregating $175,000. The note holders converted a portion of the advances and default penalties to restricted common stock and at September 30, 2016, the notes and related default penalties had an aggregate outstanding balance of $93,333. In January 2017 the note holder agreed to cash settlement payment of $90,000 to satisfy the outstanding obligation and $3,333 was recorded as extinguishment of debt.

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

On July 26, 2017 the board changed the price for 5,000,000 options from $.001  (Board meeting May 05, 2016) to $.002.

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

The following discussion summarizes the results of our operations for the three month periods ending September 30, 2016 and 2015, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

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

The future of the Company is discussed in the 10-K filings for the fiscal year ended June 30, 2016.

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

Operating Results for the Three Months Ended September 30, 2016 and 2015

Sales, net

During the three months ended September 30, 2016 and 2015, the Company had no revenue in the current period of measurement and $2,015 for the three months ended September 30, 2015. There were no operations during the periods of measurement and from August 26, 2015, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in three months ended September 30, 2016, decreased $733,565 from $1,085,166 in the three months ended September 30, 2015 to $351,601 for the current period of measurement. The decrease in operating costs is attributable to decreased exploration and other mine costs of $97,035, which is a result of writing off mill supplies of $173,426 and increased BLM claim costs and liability insurance aggregating $42,866 in the current period of measurement. General and administrative costs increased $24,159 as a result of cut backs in personnel and all operating costs. Depreciation decreased $443,486 for the current period of measurements all assets included in the bankruptcy filing was sold on February 26, 2016. Reorganizational costs for the three months ended September 30, 2016, decreased $217,203, and no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016.

Other Income (Expense)

Other income (expense) for three months ended September 30, 2016, was $(778,773) as compared to $782,082 for three months ended September 30, 2015, an increase in other income (expense) of $(1,560,855). The net increase in other expense for the current period measurement is mainly comprised of the following components: an increase in loss on derivative instruments liabilities of $1,539,804, an increase loss on foreign currency translation of $397,226 and an increased loss of $229,194 on financing costs – commodity supply agreements. These increased costs were offset by decreased finance charges of $74,458 associated with the bankruptcy and convertible note charges and reduced interest charges of $516,312 as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2017.

For the three months ended September 30, 2016, the loss on derivative financial instruments totaled $381,231 as compared a gain of $1,158,573 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended September 30, 2016, interest expense decreased $516,312 in the current period of measurement.

The decrease in interest is mainly a result of a decrease in interest bearing debt associated with the Waterton loan of $7,755,685 which was eliminated in the asset sale to Waterton on February 26, 2016.

For the three months ended September 30, 2016, financing costs – commodity supply agreements had an increased loss of $229,194 from the comparable period of measurement, which had a gain. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton in the prior period of measurement. The current period of measurement only includes Sandstorm as the Waterton financing costs – commodity supply agreement liability, was eliminated in the asset sale to Waterton on February 26, 2016.  The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase loss in the current period of measurement is driven by an increase in precious metals prices.

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

During the quarter ending September 30, 2016, the Company proceeded to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $357,000 from the sale of common stock and the exercise of attached warrants. The funds were used as working capital to implement the Company business plan. As part of the plan, we paid off two convertible notes with a balance of $107,599 for $93,000 in cash payments and recorded a gain on extinguishment of debt of $14,599.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

 ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended September 30, 2016, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold. At this time, there can be no determination of the outcome.

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

We are in litigation with two vendors for claims for approximately $140,400 and $125,876, respectively against us. If the Company is unsuccessful in raising additional funding, we may not be able to pay resolve these lawsuits and our business may not continue as a going concern. In the event we cannot raise the necessary capital or we cannot restructure through negotiated modifications, we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code (“Chapter 11 or “Chapter 7”). See “Risk factors.” The claims were against Lordsburg Mining company, were stayed during the proceedings and all claims remained. At this time, there can be no determination of the outcome.

The court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years and the trust funds will be distributed by an independent trustee to all credit holders on record.  Currently all debts at the time of the bankruptcy are currently  due and in default. None of the claims have been reopened since June 2016.

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

Except as set forth herein, Santa Fe Gold and all its subsidiaries, filed for bankruptcy protection under Chapter 11 in the state of Delaware, Case # 15-11761-MFW on August 26, 2015 and on June 15, 2016, the case was dismissed on June 15, 2016 , and the related risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 to the SEC on November 14, 2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2016, the board issued to a consultant 1,000,000 shares of restricted common stock for consulting services to the Company at a market value of $16,500 on the date of issuance.

Sold an aggregate of 16,000,000 shares of restricted common stock to accredited investors for cash proceeds of $106,000 and issued an aggregate of 16,000,000 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $106,000.

On September 12, 2016, the board issued 2,300,000 shares of restricted common stock for consulting services at a value of $150,420 on the date of issuance.

Sold an aggregate of 1,812,500 shares of restricted common stock to accredited investors for cash proceeds of $72,500.

Issued an aggregate of 1,812,500 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $72,500.

The issuance of the restricted common shares during the three months ended September 30, 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering. The cash proceeds were utilized for working capital by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015 all securities are in default and all but Waterton, remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

None required.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1  Certification of Principal Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2  Certification of Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-l 4(a).

32.1  Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2017	/s/ Tom Laws
Tom Laws
Chief Executive Officer, President, and Director

Date: December 15, 2017	/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer, Director and Principal Accounting Officer