Form 10-Q
period 2016-12-31
Santa Fe Gold CORP
filed 2018-01-25
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 271,936,273 shares of common stock par value $0.002, of the issuer were issued and outstanding as of January 23, 2018.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31,	June 30,
	2016	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,218	$2,815
Prepaid expenses and other current assets	7,694	4,475

Total Current Assets	10,912	7,290

EQUIPMENT:
Mine equipment, net of accumulated depreciation of $962	10,578	—

Total Assets	$21,490	$7,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,596,435	$3,710,931
Accrued liabilities	6,269,206	6,793,984
Derivative instrument liabilities	360,725	306,488
Senior subordinated convertible notes payable, net of unamortized discount of $45,699 and $161,814, respectively	3,305,813	3,392,435
Notes payable, current portion	2,363,885	2,363,885
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	19,255,937	19,927,596

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 245,976,024 and 221,799,662 shares issued and outstanding, respectively	491,951	443,599
Additional paid-in capital	80,899,159	80,033,944
Accumulated deficit	(100,625,557)	(100,397,849)
Total Stockholders' Deficit	(19,234,447)	(19,920,306)

Total Liabilities and Stockholders' Deficit	$21,490	$7,290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

SALES, net	$-	$4,235	$-	$ 6,250

OPERATING COSTS AND EXPENSES:
Exploration and other mine related costs	39,974	188,293	57,397	302,751
General and administrative	467,746	241,768	801,539	551,402
Depreciation and amortization	577	431,408	962	875,279
Reorganization costs	-	538,390	-	755,593

Total Operating Costs and Expenses	508,297	1,399,859	859,898	2,485,025

LOSS FROM OPERATIONS	(508,297)	(1,395,624)	(859,898)	(2,478,775)

OTHER INCOME (EXPENSE):
Gain on trust debt extinguishment	472,831	—	472,831	—
Gain on debt extinguishment	—	—	14,599	—
Foreign currency translation (loss) gain	210,695	(125,313)	101,554	162,772
Gain (loss) on derivative instrument liabilities	326,994	3,196	(54,237)	1,161,769
Financing costs - commodity supply agreements	655,031	209,779	648,540	432,482
Finance charges	—	—	—	(74,458)
Interest expense	(254,588)	(751,758)	(551,097)	(1,564,579)
Total Other Income (Expense)	1,410,963	(664,096)	632,190	117,986

GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	902,666	(2,059,720)	(227,708)	(2,360,789)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$902,666	$(2,059,720)	$(227,708)	$(2,360,789)

Basic and Diluted Per Share Data
Net income (loss) - basic	$0.00	$(0.01)	$(0.00)	$ (0.01)

Net Income (loss) - diluted	$0.00	$(.01)	$(0.00)	$ (0.01)

Weighted Average Common Shares Outstanding:
Basic	257,870,297	189,842,914	234,829,423	173,456,332
Diluted	317,948,027	189,842,914	234,829,423	173,456,332

The accompanying notes are an integral part of the unaudited consolidated financial statements

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(227,708)	$(2,360,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962	875,279
Stock issued for services	464,587	66,400
Amortization of discount on notes payable	116,115	176,101
Financing costs - commodity supply agreements	(648,540)	(432,482)
Non-cash financing costs	—	74,458
(Gain) loss on derivative instrument liabilities	54,237	(1,161,769)
(Gain) on debt extinguishment	(14,599)	—
Gain on trust debt extinguishment	(472,831)	—
Foreign currency translation	(101,554)	(162,772)
Net change in operating assets and liabilities:
Accounts receivable	—	34,833
Prepaid expenses and other current assets	(3,219)	(48,822)
Accounts payable and accrued liabilities	498,513	1,600,077
Net Cash Used in Operating Activities	(334,037)	(1,339,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,540)	—
Cash Used Investing Activities	(11,540)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP funding	—	1,713,184
Proceeds from common stock purchases	224,490	—
Proceeds from exercise of warrants	224,490	—
Payment of DIP funding	—	(283,363)
Payments on convertible debt	(103,000)	—
Net Cash Provided by Financing Activities	345,980	1,429,821

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	403	90,335
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,815	69,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,218	$159,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock returned and cancelled	$45,828	$—
Common stock issued for convertible notes and accrued interest conversion	$—	$146,848
Discount on note payable	$—	$98,091
Resolution of derivative liability upon conversion	$—	$90,081
The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe" or "Company") is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of December 31, 2016 and June 30, 2016, the consolidated results of operations for the three and six months ended December 31, 2016 and 2015, consolidated cash flows for the six  months ended December 31, 2016 and 2015. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2016. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2016 Annual Report on Form 10-K filed on November 14, 2017.

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

The Company has incurred a loss of $227,708 for the six months ended December 31, 2016, and has a total accumulated deficit of $100,625,557 and a working capital deficit at December 31, 2016 of $19,256,388. The Company currently has no source of generating revenue.

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

On December 31, 2016, the Company was in default on payments of approximately $6.92 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”).

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2016, and June 30, 2016, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended December 31, 2015 and six months ended December 31, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive. For the three months ended December 31, 2016, diluted earnings per share is disclosed below:

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended December 31, 2016
Basic EPS
Income available to common stockholders	$902,666	257,870,297	$0.00
Diluted EPS
Gain on derivatives	(81,996)
Gain on foreign currency translation	(210,695)
Interest expense on convertible notes	115,506
Dilutive effect of convertible notes	-	60,077,730
Income available to common stockholders plus assumed conversions	$725,481	317,948,027	$0.00

Dilutive potential common shares consist convertible notes. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended December 31, 2016 was 475,000 and excluded warrants was 9,693,464, because their inclusion would have been anti-dilutive.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2016 and June 30, 2016:

	December 31,	June 30,
	2016	2016
Interest	$2,692,892	$2,589,993
Vacation	15,771	15,771
Deferred and accrued payroll burden	223,569	239,262
Franchise taxes	8,695	8,695
Merger costs, net	269,986	269,986
Other	18,135	19,578
Audit	20,000	20,000
Commodity supply agreement	2,766,635	3,415,175
Property taxes	253,523	215,524
	$6,269,206	$6,793,984

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and certain convertible notes and to arrive at the fair value of derivatives associated with certain other convertible notes, a Monte Carlo model was utilized that values the Convertible Notes based on average discounted cash flow factoring in the various potential outcomes. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at December 31, 2016.

Utilizing the two methods, the aggregate fair value of the derivative instruments liability was determined to be $360,725 as of December 31, 2016. The following assumptions were utilized in the Black-Scholes option pricing model: (1) risk free interest rate of 0.1631% to 1.27%, (2) remaining contractual life of 0.03 to 2.26 years, (3) expected stock price volatility of 104% to 463%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.176 was utilized, (5)  notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 60% or 65% of  either the low 20 or 25 TD, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 93%-99%.

Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the six months ended December 31, 2016, of $54,237.

The table below shows the loss on the derivative instruments liability for the six months ended December 31, 2016.

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the six months ended
	June 30, 2016	December 31, 2016	December 31, 2016

Purchase Agreement Warrants and Convertible Debt	$306,488	$360,725	$(54,237)

Loss on Derivatives			$(54,237)

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 5 - COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 noted on the Company’s June 30, 2016 10-K. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at December 31, 2016 and June 30, 2016, respectively, and are reported as completion guarantee payable and is due and in default due to the bankruptcy.

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

As of December 31 and June 30, 2016, the outstanding principal balance was $450,000 and accrued interest on the senior subordinated convertible notes, was $145,438 and $144,500, respectively and are in default. In December 2016 the court administered trust paid and aggregate $23,000 to the note holders and was applied against the accrued interest on the notes. In March 2017 the three accredited investors reached an agreement with the Company for an aggregate cash settlement of $13,500 on all the outstanding principles and accrued interest as payment in full. The settlement amount was paid by according to the terms of the settlement in April 2017.

Convertible Secured Notes

In October and November 2012, the Company received advances totaling A$3,900,000 (A$ - Australia dollars), representing cash proceeds of $3,985,000, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured convertible notes. The convertible notes bear interest at a rate of 6% per annum, have a three-year term, and were secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the notes at any time without any premium or penalty. Should the Company fail to repay the notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion. The conversion price at December 31, 2016, was approximately $0.05 per share.

On October 31, 2015,  the note became convertible and the CFA computed an embedded  conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the six months ended December 31, 2016, amortization of loan discount recognized as interest expense was $36,295 and unamortized discount balance was $13,545 at December 31, 2016.On December 31 and June 30, 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,818,179 and $2,903,316, respectively, and accrued interest was $540,789 and $642,624, respectively. The note is currently due and in default at December 31, 2016. In December 2016 the court administered trust paid $174,507 to the note holder and was applied against the accrued interest on the note. IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,283 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

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

During the six months ended December 31, 2015, the Company recorded $90,081 as resolution of derivative liability upon note conversions back into Additional Paid In Capital.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principle and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At December 31, 2016 and June 30, 2016 the note balance was $83,333 and $93,333 respectively, and amortization of the loan discount was recognized as interest expense of $23,934 for the six months ended December31, 2016 and the unamortized loan discount balance as of December 31 and June 30, 2016, was $32,154 and $56,088, respectively.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. At December 31, 2016, the third note tranche had  a conversion price of $0.01625. Subsequent to December 31, 2016, the note was not converted and was retired for $80,000 in installments, the final installment made on January 25, 2017.

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

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discounts on the two notes was recognized as interest expense of $66,388. During the fiscal year ended June 30, 2016, the investor converted the note principle and added interest charges of $60,192 under the first consideration into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the two note balances. At December 31 and June 30, 2016, the note balances were $-0- and $107,599, respectively and the unamortized loan discounts were $0 and $55,445, respectively. During the six months ended December 31, 2016, amortization of the loan discount recognized as interest expense was $55,445.

The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the two note tranches had aggregated outstanding principal $107,599 and had a conversion price of $0.0003. During the six months ended December 31, 2016, the note was not converted and was retired for $93,000 in installments, the final installment made on September 6, 2016. The transaction resulted in recognition of a gain on extinguishment of debt of $14,599.

The components of the unsecured convertible notes payable are as follows:

	Principal	Unamortized
December 31, 2016:	Amount	Discount	Net
Current portion	$3,551,512	$(45,699)	$3,305,813

	Principal	Unamortized
June 30, 2016:	Amount	Discount	Net
Current portion	$3,554,249	$(161,814)	$3,392,435

NOTE 7 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and this amount is outstanding at December 31, 2016 and is in default. Accrued interest on note at December 31, and June 30, 2016 is $49,603 and

$47,402, respectively. In December 2016 the court administered trust paid $9,897 to the note holder and was applied against the accrued interest on the note.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at December 31 and June 30, 2016 and accrued interest of $53,291 and $59,238, respectively. In December 2016 the court administered trust paid $17,412 to the note holder and was applied against the accrued interest on the note. The Company has been unable to make its monthly payments since November 2013, currently is due and in default and the equipment has been returned to the vendor for sale and remains unsold at December 31, 2016.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at December 31 and June 30, 2016. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at December 31 and June 30, 2016, was $1,110,001 and $990,657, respectively is due and in default. In December 2016 the court administered trust paid $91,788 to the note holder and was applied against the accrued interest on the note.

The following summarizes notes payable:

	December 31,	June 30,
	2016	2016
Working capital advances, interest at 1% per month, due January 15, 2015	$ 200,000	$ 200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092

Notes payable - current	$ 2,363,885	$ 2,363,885

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of December 31 and June 30, 2016 are as follows:

December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$360,725	$360,725

June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$306,488	$306,488

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

In December 2016 the court administered trust paid $472,831to credit holders of the Company, and is recorded as a gain on trust debt extinguishment and payments were applied as follows:

Accounts payable	$146,947
Accrued compensation	8,775
Accrued liabilities	1,443
Note holders – accrued interest	315,666
Total	$472,831

Office and Real Property Leases

On August 01, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements.

Rental expense totaled $3,000 for the six months ended December 31, 2016 and 2015, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 10 - STOCKHOLDERS' DEFICIT

Stock Returned and Cancelled

On August 1, 2016, a shareholder returned 6,956,750 common shares to the Company for no value received by the shareholder and the shares were recorded at Par Value of $13,914.

On December 14, 2016, employees, a director and a consultant returned 15,956,748 shares to the Company in order to be able to raise more funds to acquire additional assets by the Company for no value received by the shareholders and the shares were recorded at Par Value of $31,914.

Issuance of Stock

During the six months ended December 31, 2016, the Company issued the following common stock:

(i)	Issued an aggregate of 9,165,360 shares of restricted common stock for consulting services at a value of $464,587 on the date of issuance;

(ii)	Sold an aggregate of 18,962,250 shares of restricted common stock to accredited investors for cash proceeds of $224,900;
(iii)	Issued an aggregate of 18,962,250 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $224,900;

The issuance of the restricted common shares during the six months ended December 31, 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Issuance of Warrants and Expiration

During the six months ending December 31, 2016, 18,962,250 warrants were issued and 750,000 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During six months ending December 31, 2016, no options were granted and 2,900,000 options were cancelled.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the six months ending December 31, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2016	8,375,000	$0.02	10,443,434	$0.35
Granted	-	-	18,962,250	$0.01
Canceled	(2,900,000)	$0.02	-	-
Expired	-	-	(750,000)	$0.91
Exercised	-	-	(18,962,250)	$0.01
Outstanding at December 31, 2016	5,475,000	$0.02	9,693,434	$0.31

Stock options and warrants outstanding and exercisable at December 31, 2016 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.001	5,000,000	5,000,000	1.79	$0.001	$0.15	4,320,000	4,320,000	2.12	$0.15
$0.07	100,000	100,000	3.01	$0.07	$0.38	523,434	523,434	0.70	$0.38
$0.08	100,000	100,000	2.00	$0.08	$0.40	4,500,000	4,500,000	0.58	$0.40
$0.32	100,000	100,000	0.64	$0.32	$1.00	350,000	350,000	0.03	$100
$0.36	175,000	175,000	0.78	$0.36	-	-	-	-	-
	5,475,000	5,475,000				9,693,434	9,693,434

	Outstanding Options		1.77	$0.02	Outstanding Warrants			1.25	$0.31

	Exercisable Options		1.77	$0.02	Exercisable Warrants			1.25	$0.31

As of December 31, 2016, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $240,000 and the aggregate intrinsic value of currently exercisable stock options and warrants was $240,000. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.049 closing stock price of the common stock on December 31, 2016.

The total intrinsic value associated with options exercised during the six months ended December 31, 2016, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2016 and at June 30, 2016, the Company owed to related parties an aggregated amount of $269,787 respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from January 2017 through December 22, 2017, the Company sold an aggregate of 21,882,118 units. Each unit consisted of one common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 21,882,118 common shares. The Company received aggregate proceeds of $2,259,503 from these sales and warrant exercises. In connection with this offering, the Company incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed with exercise prices ranging from $0.001 to $0.10. To date, no placement agent fee warrants have been issued. The Company incurred a cash fee amounting to $225,950 in connection with this raise.

In addition, between July 26, 2017 and January 12, 2018, the Company has raised an additional $3,721,781 for additional equity purchases from a private overseas investment company and a number of associated investors. The stock and warrant shares have not been issued at this time and the stock certificates and warrant shares (approximately 45,890,576 shares) will be issued at the same time at a varying price per share. In connection with this offering, the Company has incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed. To date, no placement agent fee warrants have been issued. The Company has incurred a cash fee amounting to $372,178 in connection with this raise.

Other Events

We contacted 19 creditors and note holders of the Santa Fe Gold and made an offer in compromise:  “the Company respectfully hereby offers a cash payment to you, in consideration of your discharge and release of any and all outstanding (non-trust) claims, in the amount of Three (3%) per cent of the present principal balance otherwise owed.” Six of the creditors did not accept our offer and thirteen did. All payments were made in accordance with the settlement terms in March 2017. The combined creditors balance was $343,902 and was settled for $10,734.  The outstanding notes settled were the: IGS note and interest that aggregated $3,563,662 and was settled for $88,282 and three note holders each had a note for $150,000  and with accrued interest of aggregating $153,688 and was settled for $13,500. In total $112,516 was disbursed for debt aggregating $4,511,252 and the Company recorded $4,398,735 as extinguishment of debt.

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

Between April 10, 2017 and December 28, 2017 Santa Fe Gold transferred $2.5 million to acquire properties for Santa Fe Gold and the staking of all the claims currently owned by Santa Fe Gold. The announcement was made on September 17, 2017 that we acquired 100% of Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company, which includes formerly optioned AG1 Silver Mine and all lands surrounding the project to include potential Porphyry Silver Discovery and all rights to same. These transactions are summarized below:

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

- On July 26, 2017 the board changed the price for 5,000,000 options from $.001 (Board meeting May 5, 2016) to $.002.

- On January 2, 2018 we made the final payment of $500,000 to purchase the Bullard’s Peak Corporation.

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

• our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans,

• our exposure to material costs, liabilities and obligations because of environmental laws and regulations (including changes thereto) and permits;

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

The following discussion summarizes the results of our operations for the three and six month periods ending December 31, 2016 and 2015, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

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

Operating Results for the Three Months Ended December 31, 2016 and 2015

Sales, net

During the three months ended December 31, 2016 and 2015, the Company had no revenue in the periods of measurement. There were no operations during the periods of measurement and from August 26, 2015 to June 15, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in three months ended December 31, 2016, decreased $891,562 from $1,399,859 in the three months ended December 31, 2015  to $508,297 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable a decrease in depreciation of $430,831 as all assets included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the three months ended December 31, 2016, decreased $538,390 as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016. Exploration and mine related costs decreased $148,319 as a result of deceased property taxes of $128,432 as all properties included in the bankruptcy filing were sold on February 26, 2016. The decreases were offset by an increase in general and administrative of $225,978 and is a result increased consulting fees of $386,885, audit fees of $25,000, and offset by decreases in wages of $87,393, medical and dental of $7,810, insurance of $21,171, legal fees of 10,570 and bankruptcy fees of $91,559.

Other Income (Expense)

Other income (expense) for three months ended December 31, 2016, was $1,410,963 as compared to $(664,096) for three months ended December 31, 2015, an increase in other income of $2,0075,059. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on trust debt extinguishment of $472,831, foreign currency translation of $336,008, financing costs – commodity supply agreements of $445,252 and derivative instruments liabilities of $323,798 and decreased interest charges of $497,170 which is as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016.

For the three months ended December 31, 2016, the gain on derivative financial instruments totaled $326,994 as compared a gain of $3,196 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended December 31, 2016, interest expense decreased $497,170 in the current period of measurement.

The decrease in interest is mainly a result of a decrease in interest bearing debt associated with the Waterton loan of $7,755,685 which was eliminated in the asset sale to Waterton on February 26, 2016.

For the three months ended December 31, 2016, financing costs – commodity supply agreements had an increased gain of $445,252 from the comparable period of measurement, which had a gain of $209,779. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton in the prior period of measurement. The current period of measurement only includes Sandstorm as the Waterton financing costs – commodity supply agreement liability, was eliminated in the asset sale to Waterton on February 26, 2016.  The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase gain in the current period of measurement is driven by a decrease in precious metals prices.

Operating Results for the Six Months Ended December 31, 2016 and 2015

Sales, net

During the six months ended December 31, 2016 and 2015, the Company had no revenue in the current period of measurement and $6,250 in the prior period of measurement. There were no operations during the periods of measurement and from August 26, 2015 to June 15, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in six months ended December 31, 2016, decreased $1,625,127 from $2,485,025 in the six months ended December 31, 2015  to $859,898 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable a decrease in depreciation of $874,317 as all assets included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the six months ended December 31, 2016, decreased $755,593, as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016. Exploration and mine related costs decreased $245,354 as a mainly result of deceased property taxes of $174,615 as all properties included in the bankruptcy filing were sold on February 26, 2016 and a decrease in royalties of $25,550. The decreases were offset by an increase in general and administrative of $250,137 and is a result increased consulting fees of $603,953, increased audit fees of $65,000 and offset by decreases in miscellaneous operating costs of $124,745, wages of $161,205, medical and dental of $13,982, travel costs of $32,543,insurance of $21,171, and bankruptcy fees of $91,559.

Other Income (Expense)

Other income (expense) for six months ended December 31, 2016, was $632,190 as compared to $117,986 for six months ended December 31, 2015, an increase in other income of $514,204. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on trust debt extinguishment of $472,831, gain on debt extinguishment of $14,599, a gain on financing costs – commodity supply agreements of $216,058 and decreased interest charges of $1,013,482, which is as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016. These income increases were offset by a decrease in derivative instruments liabilities gain of $1,216,006 and a decrease gain on foreign currency translation of $61,218.

For the six months ended December 31, 2016, the loss on derivative financial instruments totaled $54,237 as compared a gain of $1,161,769 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the six months ended December 31, 2016, interest expense decreased $1,013,482 in the current period of measurement.

The decrease in interest is mainly a result of a decrease in interest bearing debt associated with the Waterton loan of $7,755,685 which was eliminated in the asset sale to Waterton on February 26, 2016.

For the six months ended December 31, 2016, financing costs – commodity supply agreements had an increased gain of $648,540 from the comparable period of measurement, which had a gain of $432,482. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton in the prior period of measurement. The current period of measurement only includes Sandstorm as the Waterton financing costs – commodity supply agreement liability, was eliminated in the asset sale to Waterton on February 26, 2016.  The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase gain in the current period of measurement is driven by a decrease in precious metals prices.

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

During the six months ending December 31, 2016, the Company proceeded to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $448,980 from the sale of common stock and the exercise of attached warrants. The funds were used as working capital to implement the Company business plan. As part of the plan, we paid off two convertible notes with a balance of $107,599 for $93,000 in cash payments and recorded a gain on extinguishment of debt of $14,599.

Between September 14, 2016 and December 31, 2016, we secured claims 44 claims and paid $8,328 for BLM filing fees, these claims have a 5% royalty attached. We will continue to seek additional claims with other existing mines for which we may have to pay royalties or establish a partnership if an agreement is reached.

On December 9, 2016, the Company retained International Monetary ("IM") as its Investment Banking & Strategic Advisory firm to provide capital resources, structure financing, proprietary investor relations services, advice on maximizing growth and valuation, M&A advisory and counsel to the Company's management on other strategic decisions. IM is to receive 6 installment payments of $6,000 and 2% of the Company’s common stock on a fully diluted basis amounting to 5,665,360 shares issued at the time of signing the contract at a market value of $286,667. In addition, IM is entitled to additional common shares amounting to 2% of the Company’s common stock on a fully diluted basis six month from the date of the agreement.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

 ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended December 31, 2016, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Sold an aggregate of 1,149,750 shares of restricted common stock to two accredited investors for cash proceeds of $45,990 and issued an aggregate of 1,149,750 shares of restricted common stock for the exercise of warrants to two accredited investors for cash proceeds of $45,990.

On December 13, 2016, the board issued 5,665,360 shares of restricted common stock for consulting services at a value of $286,667 on the date of issuance.

On December 20, 2016, the board issued 200,000 shares of restricted common stock for consulting services at a value of $11,000 on the date of issuance.

The issuance of the restricted common shares during the six months ended December 31, 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering. The cash proceeds were utilized for working capital by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015 all securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

None required.

ITEM 5. OTHER INFORMATION

None.

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

Date: January 25, 2018	/s/ Tom Laws
Tom Laws
Chief Executive Officer, President, and Director

/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer, Director and Principal Accounting Officer