Form 10-Q
period 2017-03-31
Santa Fe Gold CORP
filed 2018-03-26
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 271,936,273 shares of common stock par value $0.002, of the issuer were issued and outstanding as of March 26, 2018.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	June 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$616,619	$2,815
Deposit on contract	500,000	—
Prepaid expenses and other current assets	4,597	4,475
Total Current Assets	1,121,216	7,290
EQUIPMENT:
Mine equipment, net of accumulated depreciation of $1,539	10,001	—
Total Assets	$1,131,217	$7,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,201,495	$3,710,931
Accrued liabilities	6,110,212	6,793,984
Derivative instrument liabilities	—	306,488
Senior subordinated convertible notes payable, net of unamortized discount of $0 and $161,814, respectively	—	3,392,435
Notes payable, current portion	2,363,885	2,363,885
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	15,035,465	19,927,596

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 283,584,042 and 221,799,662 shares issued and outstanding, respectively	567,168	443,599
Additional paid-in capital	82,873,092	80,033,944
Accumulated deficit	(97,344,508)	(100,397,849)
Total Stockholders' Deficit	(13,904,248)	(19,920,306)
Total Liabilities and Stockholders' Deficit	$1,131,217	$7,290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
SALES, net	$—	$—	$—	$6,250

OPERATING COSTS AND EXPENSES:
Exploration and other mine related costs	8,097	267,520	65,494	570,271
General and administrative	352,584	204,890	1,154,123	756,292
Depreciation and amortization	577	258,833	1,539	1,134,112
Reorganization costs	—	427,612	—	1,183,205

Total Operating Costs and Expenses	361,258	1,158,855	1,221,156	3,643,880

LOSS FROM OPERATIONS	(361,2258)	(1,158,855)	(1,221,156)	(3,637,630)

OTHER INCOME (EXPENSE):
(Loss) gain on trust debt extinguishment	(8,068)	—	464,763	—
Gain on debt extinguishment	4,402,069	797,683	4,416,668	797,683
Gain on 363 asset sale	—	15,309	—	15,309
Foreign currency translation (loss)	(172,735)	(180,669)	(71,181)	(17,897)
(Loss) gain on derivative instrument liabilities	27,263	27,453	(26,974)	1,189,222
Financing costs - commodity supply agreements	(367,018)	(799,839)	281,522	(367,357)
Finance charges	—	—	—	(74,458)
Interest expense	(239,204)	(600,538)	(790,301)	(2,165,117)
Total Other Income (Expense)	3,642,307	(740,601)	4,274,497	(622,615)

GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,281,049	(1,899,456)	3,053,341	(4,260,245)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$3,281,049	$(1,899,456)	$3,053,341	$(4,260,245)

Basic and Diluted Per Share data Net Income (Loss) - basic	$0.01	$(0.01)	$0.01	$(0.02)

Net Income (Loss) - diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted Average Common Shares Outstanding: Basic	269,430,230	189,842,914	260,007,683	178,838,786
Diluted	314,370,791	189,842,914	317,788,623	178,838,786

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,053,341	$(4,260,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,539	1,134,112
Stock issued for services	475,007	66,400
Amortization of discount on notes payable	161,814	236,788
Financing costs - commodity supply agreements	(281,522)	367,357
Non-cash financing costs	29	74,458
Loss (gain) on derivative instrument liabilities	26,974	(1,189,222)
Gain on debt extinguishment	(4,416,668)	(797,683)
Gain on trust debt extinguishment	(464,763)	—
Gain on 363 asset sale	—	(15,309)
Foreign currency translation loss	71,181	17,897
Net change in operating assets and liabilities:
Accounts receivable	—	34,833
Prepaid expenses and other current assets	(500,122)	150,497
Accounts payable and accrued liabilities	629,098	2,170,769
Net Cash Used in Operating Activities	(1,244,092)	(2,009,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,540)	—
Cash Used Investing Activities	(11,540)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP funding	—	2,520,958
Proceeds from common stock purchases	1,077,110	—
Proceeds from exercise of warrants	1,077,109	—
Payments on DIP funding	—	(283,363)
Payments on convertible debt	(284,783)	—
Net Cash Provided by Financing Activities	1,869,436	2,237,595

NET INCREASE IN CASH AND CASH EQUIVALENTS	613,804	228,247
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,815	69,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$616,619	$297,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock returned and cancelled	$45,828	$—
Derivative liabilities reclassified to equity	$333,462	$—
Common stock issued for convertible notes and accrued interest conversion	$—	$146,848
Liabilities released in the 363 asset sale	$—	$16,416,537
Discount on note payable	$—	$98,091
Resolution of derivative liability upon conversion	$—	$90,081

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe" or "Company") is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2017 and June 30, 2016, the consolidated results of operations for the three and nine months ended March 31, 2017 and 2016, consolidated cash flows for the nine months ended March 31, 2017 and 2016. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2016. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2016 Annual Report on Form 10-K filed on November 14, 2017.

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

The Company has recorded a profit of $3,053,341for the nine months ended March 31, 2017, and has a total accumulated deficit of $97,344,508 and a working capital deficit at March 31, 2017 of $13,914,249. The Company currently has no source of generating revenue.

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

On March 31, 2017, the Company was in default on payments of approximately $7.33 million under a gold stream agreement (the “GoldStream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”).

Deposit on Contract

The Company made an initial deposit of $500,000 on the Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company purchase to their attorney on March 30, 2017, and subsequently the payment was returned prior to the April 10, 2017, payment towards the Bullards transaction that went into escrow. On April 10, 2017, the Company delivered $500,000 to be held in escrow pending, and to be applied as part of the purchase price due under an agreement with Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company to acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid with installments stated in the Bullard’s Peak agreement. The final payment under the agreement was made on January 2, 2018.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2017, and June 30, 2016, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

When required to arrive at the fair value of derivatives associated with the convertible note and warrants, either the Black-Scholes option pricing model or a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months and nine months ended March 31, 2016, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computation is as follows:

For the three months ended March 31, 2017	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$3,281,049	269,430,230	$ 0.01
Diluted EPS
Loss on derivatives	72,137
Interest expense on convertible notes	46,102
Gain on foreign currency translation	(144,769)
Gain on debt extinguishment	(4,068,881)
Dilutive shares from options and warrants	—	44,940,561
Income available to common stockholders plus assumed exercise of options and warrants	$(814,362)	314,370,791	<0.00>

For the nine months ended March 31, 2017	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$3,053,341	260,007,683	$ 0.01
Diluted EPS
Gain on derivatives	(153,538)
Interest expense on convertible notes	184,408
Gain on foreign currency translation	(59,631)
Gain on debt extinguishment	(4,068,881)
Dilutive effect of convertible notes	—	57,780,940
Income available to common stockholders plus assumed exercise of options and warrants	$(1,044,301)	317,788,623	<0.00>

The number of stock options excluded from the calculation of diluted earnings per share for the three months and nine months ended March 31, 2017 was 475,000 and excluded warrants was 5,023,434, because their inclusion would have been anti-dilutive.

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

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2017 and June 30, 2016:

	March 31,	June 30,
	2017	2016
Interest	$2,159,961	$2,589,993
Vacation	15,771	15,771
Deferred and accrued payroll burden	230,488	239,262
Franchise taxes	8,695	8,695
Merger costs, net	269,986	269,986
Other	18,136	19,578
Audit	20,000	20,000
Commodity supply agreement	3,133,652	3,415,175
Property taxes	253,523	215,524

	$6,110,212	$6,793,984

NOTE 4 – DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and certain convertible notes and to arrive at the fair value of derivatives associated with certain other convertible notes, a Monte Carlo model was utilized that values the Convertible Notes based on average discounted cash flow factoring in the various potential outcomes. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at March 31, 2017.

Utilizing the two methods, the aggregate fair value of the derivative instruments liability was determined to be $844,463 as of March 31, 2017. The following assumptions were utilized in the Black-Scholes option pricing model: (1) risk free interest rate of 0.81% to 1.25%, (2) remaining contractual life of 0.33 to 2.02 years, (3) expected stock price volatility of 124.9% to 414.4%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.176 was utilized, (5)  notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 60% or 65% of  either the low 20 or 25 trading days, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 99%-537%, annualized over the term remaining for each valuation..

On March 8, 2017, the convertible notes were all settled and on the final date of settlement, the warrants no longer qualified as derivatives and were reclassified to equity at their fair value on that date and aggregated $333,467.

Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the nine months ended March 31, 2017, of $26,974.

The table below shows the loss on the derivative instruments liability for the nine months ended March 31, 2017.

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the Nine Months Ended
	June 30, 2016	March 31, 2017	March 31, 2017
Purchase Agreement Warrants and Convertible Debt	$306,488	$-	$306,488
Warrant derivatives reclassified to equity			(333,462)
Loss on Derivatives			$26,974

NOTE 5 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 noted on the Company’s June 30, 2016 10-K. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at March 31, 2017 and June 30, 2016, respectively, and are reported as completion guarantee payable and is due and in default due to the bankruptcy.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Senior Subordinated Convertible Notes

On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each and bear interest at 10% per annum. The notes had term of 60 months at which time all remaining principal and interest was due. Interest accrued for 18 months from the date of closing. Interest on the outstanding principal balance was payable in quarterly installments, commencing on the first day of the 19th month following the transaction closing. In connection with the transaction, the Company issued a five year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. All issued warrants have expired. At the option of the holders of the convertible notes, the outstanding principal and interest was convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes were to be automatically converted into common stock if the weighted average closing sales price of the stock exceeded $2.50 per share for ten consecutive trading days. The shares underlying the notes are to be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

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

As of June 30, 2016, the outstanding principal balance was $450,000 and accrued interest on the senior subordinated convertible notes was $144,500 and was in default. In December 2016 the court administered trust paid and aggregate $23,000 to the note holders and was applied against the accrued interest on the notes.

In March 2017 the three accredited investors reached an agreement with the Company for an aggregate cash settlement of $13,500 on all the outstanding principles and accrued interest as payment in full. The settlement amount was paid by according to the terms of the settlement in April 2017. At the time of the agreement to settle the three accredited investors had an aggregate balance of principle and accrued interest owed them of $603,688 and the Company recorded a gain on extinguishment of debt of $590,188 on the settlement.

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

On October 31, 2015,  the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the nine months ended March 31, 2017, amortization of loan discount recognized as interest expense was $49,840 and the unamortized discount balance was $0 at March 31, 2017. On March 31, 2017 and June 30, 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $0 and $2,903,316, respectively, and accrued interest was $0 and $642,624, respectively. In December 2016 the court administered trust paid $174,507 to the note holder and was applied against the accrued interest on the note. IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,282 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

At the time of the agreed settlement the outstanding principle and accrued interest aggregated $3,563,662 and the Company recorded a gain on extinguishment of debt of $3,475,380 on the settlement.

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

During the nine months ended March 31, 2016, the Company recorded $90,081 as resolution of derivative liability upon note conversions back into Additional Paid-in Capital.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principle and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At March 31, 2017 and June 30, 2016 the note balance was $0 and $93,333 respectively, and amortization of the loan discount was recognized as interest expense of $56,088 for the nine months ended March 31, 2017, and the unamortized loan discount balance as of March 31, 2017 and June 30, 2016, was $0 and $56,088, respectively.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. The note was not converted and was retired for $90,000 in installments, the final installment made on January 25, 2017, and the Company recorded a gain on extinguishment of debt of $3,333.

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

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discounts on the two notes was recognized as interest expense of $66,388. During the fiscal year ended June 30, 2016, the investor converted the note principle and added interest charges of $60,192 under the first consideration into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the two note balances. At March 31, 2017 and June 30, 2016, the note balances were $-0- and $107,599, respectively and the unamortized loan discounts were $0 and $55,445, respectively. During the nine months ended March 31, 2017, amortization of the loan discount recognized as interest expense was $55,445.

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

The components of the unsecured convertible notes payable are as follows:

March 31, 2017:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-

June 30, 2016:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$3,554,249	$(161,814)	$3,392,435

NOTE 7 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and this amount is outstanding at March 31, 2017 and is in default. Accrued interest on note at March31, 2017 and June 30, 2016 was $55,228 and $47,402, respectively. In December 2016 the court administered trust paid $9,897 to the note holder and was applied against the accrued interest on the note.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at March 31, 2017 and June 30, 2016 and had an accrued interest of $59,024 and $59,238, respectively. In December 2016 the court administered trust paid $17,412 to the note holder and was applied against the accrued interest on the note. The Company has been unable to make its monthly payments since November 2013, currently is due and in default and the equipment has been returned to the vendor for sale and remains unsold at March 31, 2017.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at March 31, 2017 and June 30, 2016. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at March 31, 2017 and June 30, 2016, was $1,207,841 and $990,657, respectively is due and in default. In December 2016 the court administered trust paid $91,788 to the note holder and was applied against the accrued interest on the note.

The following summarizes notes payable:

	March 31,	June 30,
	2017	2016
Working capital advances, interest at 1% per month, due January 15, 2015	$200,000	$200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793
Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092
Notes payable - current	$2,363,885	$2,363,885

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of March 31, 2017 and June 30, 2016 are as follows:

March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$—	$—

June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$306,488	$306,488

NOTE 9 – CONTINGENCIES AND COMMITMENTS

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

In December 2016 the court administered trust paid $464,763 to credit holders of the Company, and is recorded as a gain on trust debt extinguishment and payments were applied as follows:

Accounts payable	$138,879
Accrued compensation	8,775
Accrued liabilities	1,443
Note holders – accrued interest	315,666
Total	$464,763

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements.

Rental expense totaled $4,500 for the nine months ended March 31, 2017 and 2016, respectively.

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

Issuance of Stock

During the nine months ended March 31, 2017, the Company issued the following common stock:

(i)	Issued an aggregate of 9,365,360 shares of restricted common stock for consulting services at a value of $475,007 on the date of issuance;

(ii)

Sold an aggregate of 37,665,909 shares of restricted common stock to accredited investors for cash proceeds of $1,077,110 and issued 700 shares of restricted common stock for reimbursement of bank transfer fees at value of $28; and

(iii)	Issued an aggregate of 37,665,909 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $1,077,109.

The issuance of the restricted common shares during the nine months ended March 31, 2017, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering.

Issuance of Warrants and Expiration

During the nine months ending March 31, 2017, the Company issued 37,665,909 warrants and 1,100,000 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During nine months ending March 31, 2017, no options were granted and 2,940,000 options were cancelled or expired.

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the nine months ending March 31, 2017, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2016	8,375,000	$0.02	10,443,434	$0.35
Granted	—	—	37,665,509	$0.03
Canceled	(2,900,000)	$0.02	—	—
Expired	(40,000)	$0.36	(1,100,000)	$0.94
Exercised	—	—	(37,665,909)	$0.03
Outstanding at March 31, 2017	5,435,000	$0.02	9,343,434	$0.28

Stock options and warrants outstanding and exercisable at March 31, 2017 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.001	5,000,000	5,000,000	1.55	$0.001	$0.15	4,320,000	4,320,000	1.87	$0.15
$0.07	100,000	100,000	2.76	$0.07	$0.38	523,434	523,434	0.46	$0.38
$0.08	100,000	100,000	1.76	$0.08	$0.40	4,500,000	4,500,000	0.33	$0.40
$0.32	100,000	100,000	0.39	$0.32	—	—	—	—	—
$0.36	135,000	135,000	0.75	$0.36	—	—	—	—	—
	5,435,000	5,435,000				9,343,434	9,343,434

	Outstanding Options		1.53	$0.02	Outstanding Warrants			1.05	$0.28

	Exercisable Options		1.53	$0.02	Exercisable Warrants			1.05	$0.28

As of March 31, 2017, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $1,007,520 and the aggregate intrinsic value of currently exercisable stock options and warrants was $1,007,520. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.176 closing stock price of the common stock on March 31, 2017

The total intrinsic value associated with options exercised during the nine months ended March 31, 2017, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 11 – RELATED PARTY TRANSACTIONS

At March 31, 2017 and at June 30, 2016, the Company owed to related parties an aggregated amount of $269,787 respectively.

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

NOTE 12 – SUMMARY OF GAIN ON DEBT EXTINGUISHMENT

Below is a summary of gain on debt extinguishment recognized for the nine months ended March 31, 2017:

		Payment	Gain on Debt
	Debt Settled	Amount	Extinguished
Accounts Payable	$ 343,902	$ 10,734	$ 333,168
IGS note principle	2,962,947	88,282	2,874,665
IGS accrued interest	600,715	—	600,715
Convertible notes	450,000	13,500	436,500
Convertible note accrued interest	153,688	—	153,688
Vista convertible note	80,155	65,556	14,599
JMJ convertible note	93,333	90,000	3,333
	$ 4,684,740	$ 268,072	$ 4,416,668

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of March 31, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 14 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from April 2017 through February 8, 2018, the Company sold an aggregate of 6,398,753 units. Each unit consisted of one common share and one common stock warrant. The warrants had a term of 5 years and an exercise price of $0.06. All warrants were immediately exercised resulting in the issuance of an additional 6,398,753 common shares. The Company received aggregate proceeds of $383,925 from these sales and warrant exercises. In connection with this offering, the Company incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed with an exercise price of $0.06. To date, no placement agent fee warrants have been issued. The Company incurred a cash fee amounting to $38,393 in connection with this raise.

From the capital raised from above, between July 26, 2017 and February 8, 2018, the Company has raised $4,001,738 for equity purchases from a private overseas investment company and a number of associated investors. The stock and warrant shares have not been issued at this time and the stock certificates and warrant shares (approximately 50,021,733 shares) will be issued at the same time at a varying price per share. In connection with this offering, the Company has incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed. To date, no placement agent fee warrants have been issued. The Company has incurred a cash fee amounting to $400,474 in connection with this raise.

Other Events

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

On July 26, 2017 the board changed the price for 5,000,000 options from $.001 (Board meeting May 5, 2016) to $.002.

On February 2, 2017,  an agreement was reached with an investor for the return on 20,000,000 shares and the issuance of 2,000,000 shares on a new certificate. On July 28, 2017, the investor physically returned 20,000,000 shares to the transfer agent and they were cancelled and were deducted from the outstanding shares. The investor was issued 2,000,000 shares on a new certificate. The 18,000,000 shares are to be re-issued at a later time and the obligation will be accounted for as a derivative liability at the fair value of the shares and marked to market at each balance sheet date.

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

The following discussion summarizes the results of our operations for the three and nine month periods ending March 31, 2017 and 2016, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

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

Operating Results for the Three Months Ended March 31, 2017 and 2016

Sales, net

During the three months ended March 31, 2017 and 2016, the Company had no revenue in the periods of measurement. There were no operations during the periods of measurement and from August 26, 2015 to June 15, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in three months ended March 31, 2017, decreased $797,597 from $1,158,855 in the three months ended March 31, 2016, to $361,258 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable a decrease in depreciation of $258,256 as all assets included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the three months ended March 31, 2017, decreased $427,612 as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016. Exploration and mine related costs decreased $259,423 as a result mine inventory of $173,426 written off and deceases BLM claim fees of $8,318 and property taxes of $30,789. The decreases were offset by an increase in general and administrative of $147,656 and is mainly a result increased consulting fees of $246,951, and offset by decreases in wages of $59,310, medical and dental of $10,254 and insurance of $34,548.

Other Income (Expense)

Other income (expense) for three months ended March 31, 2017, was $3,642,307 as compared to $(740,601) for three months ended March 31, 2016, an increase in other income of $4,382,908. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on debt extinguishment of $3,604,386; a decrease in financing costs – commodity supply agreements of $432,821and a decrease in interest expense of $361,334 which is as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016. an

For the three months ended March 31, 2017, the gain on derivative financial instruments totaled $27,263 as compared a gain of $27,453 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended March 31, 2017, interest expense decreased $432,821 in the current period of measurement.

The decrease in interest is mainly a result of a decrease in interest bearing debt associated with the Waterton loan of $7,755,685 which was eliminated in the asset sale to Waterton on February 26, 2016.

For the three months ended March 31, 2017, financing costs – commodity supply agreements had a decreased loss of $432,821 from the comparable period of measurement, which had a loss of $799,839. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton in the prior period of measurement. The current period of measurement only includes Sandstorm as the Waterton financing costs – commodity supply agreement liability, was eliminated in the asset sale to Waterton on February 26, 2016.  The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The decreased in the current period of measurement is driven by an increase in precious metals prices.

Operating Results for the Nine Months Ended March 31, 2017 and 2016

Sales, net

During the nine months ended March 31, 2017 and 2016, the Company had no revenue in the current period of measurement and $6,250 in the prior period of measurement. There were no operations during the periods of measurement and from August 26, 2015 to June 15, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in nine months ended March 31, 2017, decreased $2,422,724 from $3,643,880 in the nine months ended March 31, 2016  to $1,221,159 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable a decrease in depreciation of $1,132,573 as all assets included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the nine months ended March 31, 2017, decreased $1,183,205 as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016. Exploration and mine related costs decreased $504,777 mainly as a result of deceases in property taxes of $205,404 as all properties included in the bankruptcy filing were sold on February 26, 2016, royalties of $25,550,  miscellaneous of $52,234,  BLM fees of $24,994 and the write off mine inventory of $173,426 in the prior reporting period. The decreases were offset by an increase in general and administrative of $397,802 and is a result increases in consulting fees of $849,544, audit fees of $65,000 and offset by decreases in miscellaneous operating costs of $165,134, wages of $220,514, medical and dental of $24,236, travel costs of $39,550, and insurance of $55,718.

Other Income (Expense)

Other income (expense) for nine months ended March 31, 2017, was $4,274,497 as compared to $(622,615) for nine months ended March 31, 2016, an increase in other income of $4,897,112. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on trust debt extinguishment of $464,763, gain on debt extinguishment of $3,618,985, a gain on financing costs – commodity supply agreements of $648,879 and decreased interest expense of $1,374,816, which is as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016. These income increases were offset by a decrease in derivative instruments liabilities gain of $1,216,196 and an increase loss on foreign currency translation of $53,284.

For the nine months ended March 31, 2017, the loss on derivative financial instruments totaled $(26,974) as compared a gain of $1,189,222 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the nine months ended March 31, 2017 interest expense decreased $1,374,816 in the current period of measurement.

The decrease in interest is mainly a result of a decrease in interest bearing debt associated with the Waterton loan of $7,755,685 which was eliminated in the asset sale to Waterton on February 26, 2016.

For the nine months ended March 31, 2017, financing costs – commodity supply agreements had an increased gain of $648,879 from the comparable period of measurement, which had a loss of $367,357. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm and Waterton in the prior period of measurement. The current period of measurement only includes Sandstorm as the Waterton financing costs – commodity supply agreement liability, was eliminated in the asset sale to Waterton on February 26, 2016.  The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase gain in the current period of measurement is driven by an increase in precious metals prices.

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

On July 19, 2016, a new company was formed: Santa Fe Acquisition LLC (“SFA”) with Tom Laws, our CEO, as the signer, for the sole purpose of acquiring assets for Santa Fe Gold (“SFG”). On September 25, 2017, with an effective date of July 23, 2016, the CEO assigned ownership of SFA to Santa Fe Gold whereby SFG became to sole member of SFA resulting in SFA becoming a wholly owned subsidiary of SFG.  All major purchases were made through the SFA Company for the benefit of SFG, with the funding provided by SFG.

During the nine months ending March 31, 2017, the Company proceeded to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $2,171,719 from the sale of common stock and the exercise of attached warrants. The funds were used as working capital to implement the Company business plan. As part of the plan, the Company negotiated the payoff of seven convertible notes and accrued interest with an aggregate balance of $4,358,282 for $274,782 in cash payments and recorded a gain on extinguishment of debt of $4,083,500. The Company also negotiated settlements with various vendor creditors with an aggregated balance of $343,902 for cash settlement payments of $10,734 and recorded a gain on extinguishment of debt of $333,168.

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

On April 10, 2017, the Company delivered $500,000 to be held in escrow pending, and to be applied as part of the purchase price due under an agreement with Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company to acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid with installments stated in the Bullard’s Peak agreement. The final payment was made on January 2, 2018.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended March 31, 2017, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31,2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Sold an aggregate of 18,703,659 shares of restricted common stock to accredited investors for cash proceeds of $852,620 and issued 700 shares of restricted common stock for reimbursement of bank transfer fees at value of $28; and

issued an aggregate of 18,703,659 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $852,619 .

The issuance of the restricted common shares during the three months ended March 31, 2017, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering. The cash proceeds were utilized for working capital by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

None required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a).
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-l 4(a).
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.-. Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2018	/s/ Tom Laws
Tom Laws
Chief Executive Officer, President, and Director

/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer, Director and Principal Accounting Officer