Form 10-K
period 2017-06-30
Santa Fe Gold CORP
filed 2018-07-05
CIK 851726

UNITED

STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

As of July 3, 2018, there were 333,576,618 shares of registrant’s common stock outstanding.

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

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things:

•our ability to continue as a going concern;

•we will require additional financing in the future restart production at the Summit Mine property and to bring it into sustained commercial production;

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

•our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans,

•our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;

•changes in the price of silver and gold;

•extensive regulation by the U.S. government as well as state and local governments;

•our projected sales and profitability;

•our growth strategies,

•anticipated trends in our industry;

•unfavorable weather conditions;

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

Bankruptcy 363 Asset Sale

Waterton

On June 30, 2013, the Company signed a Waiver of Default Letter (the “Letter”) with Waterton Global Value, L.P. (“Waterton”) wherein the Company agreed to sell, convey, assign and transfer certain accounts receivable as consideration for a waiver for non-payment to Waterton under the Credit Agreement. During the fiscal year ended June 30, 2016, additional adjustments were made to the outstanding obligation by Waterton which included various Agreement penalties. The outstanding aggregate amounts owed to Waterton after these adjustments at the time of the bankruptcy sale was $16,416,537 and at June 30, 2016 was $-0- with the 363 Asset Sale to Waterton in February 2016.  The Company recorded a gain on the bankruptcy 363 Asset Sale of $15,309. See ITEM 7: Liquidity and Capital Resources; Plan of Operation.

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

Recent Developments

Canarc Bridge Loan

On July 15, 2014, Santa Fe entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Canarc Resource Corp., a British Columbia, Canada Corporation whose common shares are listed on the TSX Exchange under the symbol CCM (“Canarc”). In connection with the Share Exchange Agreement the Debtors and Carnac entered into that certain interim financing facility pursuant to which Canarc advanced the Company $200,000 and an additional advance of $20,000. The loan bears interest at an initial compounded rate of 1% a month and was due and payable upon the closing of a gold bond financing by the Debtors or January 15, 2015, if the gold bond financing did not close. The financing failed to close and the interest rate increased to 14% per annum on the compounded outstanding loan balance the entire amount of the loan is outstanding and in default at June 30, 2017. On February 12, 2018 the Company agreed to settle an outstanding Notes Payable with Canarc Resources. The Company will make four scheduled installment payments that aggregate $220,000.

On October 22, 2014 the Company signed a $500,000 Convertible Note with an accredited investor with a 10% original issue discount (“OID) component. The Company drew down net cash Consideration of $175,000 on the facility. The Company may repay the Consideration at any time on or before 120 days from the Effect Date of the draw down and there would be no interest due on the consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. At June 30, 2016, the investor had converted note principle, interest and penalties aggregating $155,556 into 30,238,933 shares of common stock. The remaining outstanding balance of $93,333 was retired in January 2017 for $90,000.

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

On August 26, 2015, the Company filed for Chapter 11 Bankruptcy protection in Delaware in order to secure the existing assets from creditor actions. Case No. 15-11761 (MFW).  Jakes Jordaan, Santa Fe’s former CEO, filed in the Affidavit in Support of the first day motion (full affidavit can be researched in the Delaware court filings. Case# 15-11761 MFW on August 26, 2015) that we have only one remaining option (plan) to have an orderly sale of all assets to satisfying qualified debt without any plan for the thereafter and he began working with Canaccord Genuity Inc. (“Canaccord”) as our investment banker to assist with these efforts. The “asset sale” took place in February 2016 and left Santa Fe Gold and Subsidiaries without any assets and with the remaining debt.

After the dismissal of the bankruptcy case, the Company has limited assets, but is liable for all commitments and debts that remained outstanding.  After the dismissal, the Company will divest itself from all subsidiaries and will keep only Santa Fe Gold, the parent company active.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO will be dormant and all the commitments and debts will stay with the respective companies. The court set up a Trust fund that will be funded by the activities of the Summit mine for five years and the trust funds will be distributed by an independent trustee to all credit holders of record.

Santa Fe Gold failed to provide a plan of Reorganization with the filing of protection under the Bankruptcy Codes; the significant transactions that occurred upon emergence from bankruptcy were as follows:

•The approximately $ 20 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated.

•The courts established a GUC Trust Agreement in April 2016 with Gavin/Solmones as Trustee for the benefit of all creditors less Waterton Global. A profit interest is attached to the Summit mine (formerly owned by Santa Fe Gold and its subsidiaries) with the sole benefit for the Creditors holding unsecured claims filed by each creditor with the courts.

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

Fiscal 2017 Financing Activity

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

During the fiscal ending June 30, 2017, the Company proceeded to implement our initial plan to emerge from the bankruptcy proceedings. The Company raised $2,708,168 from the sale of unregistered common stock and the exercise of attached warrants. The funds were used as working capital to implement the Company business plan. As part of the plan, the Company negotiated the payoff of seven convertible notes and accrued interest with an aggregate balance of $4,358,282 for $274,782 in cash payments and recorded a gain on extinguishment of debt of $4,083,500. The Company also negotiated settlements with various vendor creditors with an aggregated balance of $343,902 for cash settlement payments of $10,734 and recorded a gain on extinguishment of debt of $333,168.

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

On April 10, 2017, the Company delivered $500,000 to an attorneys to be held in escrow pending the Stock Purchase Agreement (the “Agreement”) dated August 18, 2017, and subsequently applied as part of the purchase price due under an Agreement with Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company to acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid with installments stated in the Bullard’s Peak Agreement. The escrow payment under the Agreement was transferred to the seller on June 12, 2018.

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

Employees

As of June 30, 2017, we had two employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, business plan, due diligence, corporate governance and regulatory filings.

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

Risk Factors Related to Our Business and Operations

We are dependent upon production of precious metals and industrial minerals from to being acquired properties and have incurred substantial losses since our inception in 1991 and may never be profitable.

Since our inception in 1991, we have not been profitable. As of June 30, 2017, our total accumulated deficit was approximately $98.0 million. In November 2013, we suspended mine and mill operations at our Summit mine and Banner mill due to operating losses, and a lack of operating capital. On August 26, 2015 Santa Fe Gold filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and that case was dismissed on June 15, 2016.  The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process of the 363 Asset Sale.

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

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2017.

As a result of these factors, as well as adverse industry conditions, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended June 30, 2017. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and future prospects.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the prices of gold and silver. The gold and silver price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

•gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

•speculative short positions taken by significant investors or traders in gold;

•the relative strength of the U.S. dollar;

•expectations of the future rate of inflation;

•interest rates;

•changes to economic activity in the United States, China, India and other industrialized or developing countries;

•geopolitical conflicts;

•changes in industrial, jewelry or investment demand;

•changes in supply from production, disinvestment and scrap; and

•Forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold or silver price could:

•negatively impact our ability to raise capital on favorable terms, or at all;

•jeopardize the restart and development of our Summit silver-gold project;

•reduce the potential for future revenues from gold projects in which we have an interest;

•reduce funds available to us for exploration with the result that we may not be able to further advance any of our projects; and

•reduce the market value of our assets.

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

Trading of our common stock is conducted on the OTC Marketplace operated by the OTC Markets Group, Inc., or “OTC Pink Sheets,” under the ticker symbol “SFEG.”  Not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of the Company.  This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

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

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with OTC securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•changes in the worldwide prices for gold or silver;

•disappointing results from our exploration or development efforts;

•failure to meet our revenue or profit goals or operating budget;

•decline in demand for our common stock;

•downward revisions in securities analysts’ estimates or changes in general market conditions;

•technological innovations by competitors or in competing technologies;

•investor perception of our industry or our prospects; and

•general economic trends.

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

Our executive officers and directors, together with our four largest shareholders, beneficially own approximately 32.0% of our common stock as of the date of this report. Under our Articles of Incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the Chapter 11 bankruptcy proceedings and were transferred to Waterton in the 363 Asset Sale. Between June 30, 2016 and 2017, Santa Fe paid into escrow a down payment to acquire the Bullard’s Peak Corporation and the Black Hawk Consolidated Mines Company and all its assets. The formal Stock Purchase Agreement was signed and dated as of August 18, 2017.

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

With the completion of the bankruptcy in June 2016, all cases  below  are reinstated, but none of the parties has so far initiated legal actions.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Pink Sheets under the symbol “SFEG.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represents at which actual transactions were affected.

OTCBB

	(U.S. $)
Fiscal 2017	HIGH	LOW
09/30/16	$0.0700	$0.0115
12/31/16	0.0800	0.0250
3/31/17	0.2323	0.0441
6/30/17	0.1820	0.0710

Fiscal 2016
9/30/15	0.0011	0.0009
12/31/15	0.0009	0.0006
3/31/16	0.0012	0.0001
6/30/16	0.0146	0.0110

We were delinquent in the filing of our financial statements for the year ended June 30, 2003, and consequently the Securities Commissions of Ontario and British Columbia issued cease trade orders for trading of our common stock by Canadian residents, which cease trade orders are still in effect. We believe that less than 2% of our common stock is recorded as held by Canadian residents as of June 30, 2017.

Holders of Common Equity

As of June 30, 2017, we had 289,936,274 common shares outstanding, the high and low sales prices for fiscal 2017 of our common stock on the OTC Bulletin Board were $.2323 and $0.0115 respectively, and we had approximately 823 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2017, the Company issued the following common stock:

(i)	Issued an aggregate of 9,365,360 shares of restricted common stock for consulting services at a value of $475,007 on the date of issuance;
(ii)

Sold an aggregate of 40,840,519 shares of restricted common stock to accredited investors for cash proceeds of $1,354,084 and issued 3,712 shares of restricted common stock for reimbursement of bank transfer fees at value of $288; and

(iii)	Issued an aggregate of 40,840,519 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $1,354,084.

The issuance of the restricted common shares during the year ended June 30, 2017, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuances did not involve a public offering.

Performance Graph

Not required.

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

Overview

During our fiscal year ended June 30, 2016, Santa Fe Gold Corporation (SFG) elected on August 26, 2015 to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and the case was dismissed on June 15, 2016.

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

Santa Fe Gold failed to provide a Plan of Reorganization with the filing of protection under the Bankruptcy Codes; the significant transactions that occurred upon emergence from bankruptcy were as follows:

•The approximately $20 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated.

•The courts established a GUC Trust Agreement in April 2016 with Gavin/Solmones as Trustee for the benefit of all creditors less Waterton Global. A profit interest is attached to the Summit mine (formerly owned by Santa Fe Gold and its subsidiaries) with the sole benefit for the Creditors holding unsecured claims filed by each creditor with the courts.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

We have a total accumulated deficit of $98,013,306 at June 30, 2017. To continue as a going concern, we are dependent on continued fund raising. However, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable or acceptable to us.

Liquidity and Capital Resources; Plan of Operation

As of June 30, 2017, we had cash of $441,806 as compared to $2,815 at June 30, 2016, and we had a working capital deficit of $14,264,771.

At June 30, 2017, we were in arrears on payments totaling approximately $6.4 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm in the Santa Fe Gold Barbados subsidiary and other debt approximating $8.8 million.

Results of Operations

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

Sales, net

During the fiscal year, there was miscellaneous sale of $0 as compared to the fiscal year ended June 30, 2016 of $6,250. There were no operations during the current fiscal year.

Operating Costs and Expenses

Our operating cost incurred in our fiscal year ended June 30, 2017, decreased $1,951,212 from $3,679,725 in the fiscal year ended June 30, 2016 to $1,728,513 for the end of the current year. Details of the significant changes are as follows.

Exploration and mine related costs: The decrease in the current year of measurement aggregated $217,580. The decrease mainly consisted of write off old inventory of $173,426 and decreased property taxes of $205,404 incurred in our year ended June 30, 2016 and were offset by increased exploration costs on new properties of $152,473 on our Santa Fe Acquisitions subsidiary.

Depreciation and amortization: In the fiscal year ended June 30, 2017, depreciation and amortization decreased $1,112,313 as a result of the 363 Asset Sale on February 26, 2016, at which time all assets were sold and depreciation ceased.

General and administration decreased $621,319 in the current year of measurement from $2,072,116 for the year ended June 30, 2016, to $1,450,797 for the year ended June 30, 2017. This decrease was mainly a result of reductions of bankruptcy costs of $1,360,316, compensation and related of $214,868, travel related costs of $44,953, director fees of $28,000, investor relations costs of $66,400, financing costs of 74,459 and miscellaneous and administrative costs of $155,206. These decreases are offset by increases in consulting fees of $1,020,032, increased audit fees of $65,000, and legal fees of $255,822.

Other Income (Expense)

Other income and (expense) for the fiscal year ended June 30, 2017, was $4,113,056 as compared to $(1,160,761) for the fiscal year ended June 30, 2016, a decrease in other expenses of $5,273,817. The net decrease in other expenses for the current year of measurement is mainly comprised of the following components: increased gain on debt extinguishment of $3,595,618, a decrease in interest expense of $1,443,644, an increase in trust debt forgiveness of $464,763 and a decrease in financing costs - commodity supply agreement of $969,162. These increases to other income were offset by an increased loss recognized on foreign currency translation of $162,771 and an increase in loss on derivatives instruments liabilities of $1,095,638. Further information regarding the changes in the various components of Other Income (Expense) is discussed below.

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

For the fiscal year ended June 30, 2017, financing costs – commodity supply agreements totaled an increase of $969,162 from the prior year period of measurement loss of $677,996 and resulted in a gain of $291,166 in the fiscal year. The financing costs for commodity supply agreements relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase other income in the current fiscal year is driven by a decrease in precious metals prices.

For the year ended June 30, 2017, the loss on derivative instruments liabilities totaled $26,974 as compared a gain of $1,068,664 for the comparable fiscal year ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the fiscal year ended June 30, 2017, interest expense totaled $961,386 as compared to $2,405,030 for the comparable prior fiscal year. The decrease is mainly attributable to no additional penalty charges by Waterton relative to the Credit Agreement in the current year of measurement and the elimination of the Waterton interest debt of $7,755,685 on February 26, 2016, in the 363 Asset Sale to Waterton.

Factors Affecting Future Operating Results

Currently we have no other continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company.

Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2017, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a) (4) of the Regulation S-K.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the fiscal year June 30, 2017, describes our significant accounting policies which are reviewed by management on a regular basis. We believe our most critical accounting policies relate to asset retirement obligations, derivative instruments and variables used in the Black-Scholes option pricing model and in the Monte Carlo model utilized by the Chartered Financial Advisor, estimates utilized, impairment of assets, revenue recognition, accounts receivable, depreciation of equipment and mine development costs, and stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in interest rates and equity and commodity price risks. We do not use derivative financial instruments as part of an overall strategy to manage or hedge market risk.

Interest Rate Risk

We have approximately US $5.74 million indebtedness under our credit facilities at June 30, 2017, The annual interest rates is 24% on $1,745,092 bridge loan. We also have a $212,521 bridge loan with an annual interest rate at 14%. Interest rates on other interest bearing debt is 5.75% and 5.25%.

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

The fair value our stock options, warrants and any related derivatives utilizing the Black-Scholes option pricing model or Monte Carlo model is subject to the volatility of the market price of our common stock. Such fluctuations would affect stock-based compensation and its effect on earnings (losses).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years ended June 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Santa Fe Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corp. and its subsidiaries (collectively, the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

July 3, 2018

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$441,806	$2,815
Escrow deposit	500,000	-
Prepaid Expenses and other current assets	39,838	4,475
Total Current Assets	981,644	7,290

EQUIPMENT, NET	245,933	-
Total Assets	$1,227,577	$7,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,244,368	$3,710,931
Accrued liabilities	6,216,348	6,793,984
Payable to related party	49,420	-
Derivative instrument liabilities	-	306,488
Senior subordinated convertible notes payable, net of unamortized discounts of $0 and $161,814, respectively	-	3,392,435
Notes payable, current portion	2,376,406	2,363,885
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	15,246,415	19,927,596

STOCKHOLDERS' DEFICIT:
Common stock, $0.002 par value, 300,000,000 shares authorized; 289,936,274 and 221,799,662 shares issued and outstanding, respectively	579,873	443,599
Additional paid in capital	83,414,595	80,033,944
Accumulated (deficit)	(98,013,306)	(100,397,849)
Total Stockholders' Deficit	(14,018,838)	(19,920,306)

Total Liabilities and Stockholders' Deficit	$1,227,577	$7,290

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2017	2016

SALES, Net	$-	$6,250

OPERATING COSTS AND EXPENSES:
Exploration and mine related costs	255,917	473,497
General and administrative	1,450,797	2,072,116
Depreciation and amortization	21,799	1,134,112
Total Operating Costs and Expenses	1,728,513	3,679,725

LOSS FROM OPERATIONS	(1,728,513)	(3,673,475)

OTHER INCOME (EXPENSE):
Gain on debt extinguishment	4,416,668	821,050
Gain on trust debt forgiveness	464,763	-
Gain on bankruptcy 363 asset sale	-	15,309
Foreign currency translation	(71,181)	91,590
Miscellaneous income	-	110
Gain (loss) on derivative instrument liabilities	(26,974)	1,068,664

Financing charges	-	(74,458)
Financing costs - commodity supply agreements	291,166	(677,996)
Interest expense	(961,386)	(2,405,030)
Total Other Income and (Expense)	4,113,056	(1,160,761)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,384,543	(4,834,236)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,384,543	$(4,834,236)

Basic and Diluted Per Share data

Net income (loss) - basic	$0.01	$(0.03)
Net (Loss) - diluted	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic	263,274,757	179,328,825
Diluted	317,788,673	179,328,825

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2017 and 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, June 30, 2015	142,396,648	$284,793	$79,857,465	$(95,563,613)	$(15,421,355)
Sale of common stock for cash	7,500,000	15,000	(7,500)	-	7,500
Exercise of warrants for cash	7,500,000	15,000	(7,500)	-	7,500
Common stock issued for consulting	3,739,187	7,478	61,661	-	69,139
Common stock issued for compensation	14,217,561	28,436	(14,218)	-	14,218
Common stock issued for conversion of note payable interest	46,446,266	92,892	53,955	-	146,847
Derivative settlement due to conversions	-	-	90,081	-	90,081
Net income (loss)	-	-	-	(4,834,236)	(4,834,236)
Balance, June 30, 2016	221,799,662	$443,599	$80,033,944	$(100,397,849)	$(19,920,306)

Sale of common stock for cash	40,840,519	81,681	1,272,403	-	1,354,084
Exercise of warrants for cash	40,840,519	81,681	1,272,403	-	1,354,084
Shares issued for fees	3,712	9	279	-	288
Common stock issued for consulting	9,365,360	18,731	456,276	-	475,007

Common stock returned for compensation	(15,956,748)	(31,914)	31,914	-	-
Common stock returned from shareholder	(6,956,750)	(13,914)	13,914	-	-
Derivative settlement due to conversions	-	-	333,462	-	333,462
Net income (loss)	-	-	-	2,384,543	2,384,543
Balance, June 30, 2017	289,936,274	$579,873	$83,414,595	$(98,013,306)	$(14,018,838)

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,384,543	$(4,834,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,799	1,134,112
Stock-based compensation	-	14,217
Stock issued for services	475,007	69,139
Amortization of discounts on notes payable	161,814	260,874
Loss (gain) on derivative instrument liabilities	26,974	(1,068,664)
Gain on 363 asset sale	-	(15,309)
Gain on debt extinguishment	(4,416,668)	(821,050)
Gain on trust debt extinguishment	(464,763)	-
Financing costs – commodity supply agreements	(291,166)	677,996
Shares issued for fees	288	74,458
Foreign currency translation	71,181	(91,590)
Net change in operating assets and liabilities:
Other receivable	-	34,833
Prepaid expenses and other current assets	(35,363)	177,173
Accounts payable and accrued liabilities	1,002,960	2,068,962
Net Cash Used in Operating Activities	(1,063,394)	(2,319,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment to related party for equipment purchased on behalf of Company	(267,732)	-
Escrow deposit on mineral property	(500,000)	-
Net Cash Used in Investing Activities	(767,732)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related party for expenses paid on behalf of Company	(153,268)
Proceeds from common stock purchases	1,354,084	7,500
Proceeds from exercise of warrants	1,354,084	7,500
Proceeds from DIP funding and bridge loan	-	2,520,958
Repayments of DIP funding	-	(283,363)
Payments on convertible notes payable	(284,783)	-
Net Cash Provided by Financing Activities	2,270,117	2,252,595
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	438,991	(66,490)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,815	69,305
CASH AND CASH EQUIVALENTS, END OF YEAR	$441,806	$ 2,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment by related party	$267,732	$-
Expenses paid by related party	$202,688	$-
Accrued interest reclassified to note principal	$12,521	$-
Liabilities released in the 363 asset sale	$-	$16,416,537
Common stock issued for convertible notes and accrued interest conversion	$-	$146,848
Settlement of derivative liabilities through conversion	$333,462	$90,081

Common stock returned and cancelled	$45,828	$-
Discounts on notes payable due to derivatives	$-	$98,091

The accompanying notes are an integral part of the consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS

Santa Fe Gold Corporation (the “Company”, “our” or “we”) is a U.S. mining company incorporated in Delaware in August 1991. Our general business strategy is to acquire, explore, develop and mine mineral properties. The Company elected on August 26, 2015, to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and that case was dismissed on June 15, 2016. The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process. After the Company emerged from the bankruptcy with a management team of two with no assets, we developed a business plan to raise equity funds to acquire new mining claims, a potential processing plant or arrangements with a processing plant in an acceptable geographic location to potential new mining claims.

In April 2017, the Company delivered $500,000 to be held in escrow pending, and to be applied as part of the purchase price due under an agreement with Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company to acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid over time as stated in the Bullard’s Peak agreement on August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered an additional $100,000 towards the purchase price. The Agreement provided payment terms and on January 2, 2018, we made a payment of $500,000 to purchase the Bullard’s Peak Corporation. On June 8, 2018, the escrow payment was transferred to the seller. The purchase also includes formerly optioned AG1 Silver Mine and all lands surrounding the project to include potential Porphyry Silver Discovery and all rights to same. Upon securing required permitting and working capital funding, the Company intends to open the mine for production with a contract miner.

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

The Company has incurred net income of $2,384,543 for the fiscal year ended June 30, 2017, and has a total accumulated deficit of $98,013,306 and a working capital deficit at June 30, 2017 of $14,264,771. The Company currently has no source of generating revenue.

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

On June 30, 2017, the Company was in default on payments of approximately $6.4 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation and Santa Fe Acquisitions Company, a New Mexico Limited Liability Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

On July 19, 2016 a new company was formed, Santa Fe Acquisition LLC (“SFA”) with Tom Laws, our CEO, as the signer, for the sole purpose of acquiring assets for Santa Fe Gold (“SFG”). On September 25, 2017, with an effective date of July 23, 2016, the CEO assigned ownership of SFA to Santa Fe Gold whereby SFG became to sole member of SFA resulting in SFA becoming a wholly owned subsidiary of SFG.  All major purchases were made through the SFA Company for the benefit of SFG, with the funding provided by SFG.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current year’s presentation. This had no effect on net loss or net loss per share.

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

Fair Value of Financial Instruments

The carrying values of cash, miscellaneous receivables, accounts payable and accrued liabilities approximated their related fair values as of June 30, 2017, and 2016, due to the relatively short-term nature of these instruments.

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

Escrow Deposit

The Company in April 2017, deposited into escrow $500,000 for good faith towards the purchase and to be applied as part of the purchase price due under an agreement with Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company to acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000 and the Stock Purchase Agreement was dated August 18, 2017.

The attorney who received the escrow payment passed away and the funds were sitting in his escrow account.  The court appointed a “Special Master” to account and resolve the funds back to the initial depositors.  Our funds, $500,000, were deposited from the escrow account of our CEO, Mr. Laws, to the attorneys account and the “Special Master” did not know the depositor, so he kept the funds until someone called about the funds. He returned a check to Mr. Laws for the $500,000 and Mr. Laws deposited the check back into his escrow account at Wells FargoBank on June 14, 2018. The bank, since it is a large check, informed Mr. Laws that the funds may be available in 12 business days, hence, or approximately June 29, 2018.  Upon clearance of funds by the bank, we will immediately wire the funds to the seller who is aware and informed about the situation.and the transaction will be completed in early July 2018.

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

Estimated Useful Life
Leasehold improvements	3 Years
Office furniture and equipment	5-7 Years
Mine processing equipment and buildings	7 – 20 Years
Plant	3 – 9 Years
Tailings	3 Years
Environmental and permits	7 Years
Asset retirement obligation	5 Years
Automotive	3 – 7 Years
Software	5 Years

All property and equipment on the Company’s books at the time of the 363 Asset Sale in February 2016 was sold.

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

All mine development on the Company’s books at the time of the 363 Asset Sale in February 2016 was sold.

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

The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material

Mineral properties held at the time of the 363 Asset Sale in February 2016, was sold.

Impairment of Long-Lived Assets

We re-evaluated the carrying value of the mine equipment, mine improvements and mineral properties in connection with filing of Chapter 11 in August 2015 subsequent to our current fiscal year ended.  It was determined in our audit that impairment was not required for our fiscal year ended June 30, 2016, for mine equipment, mine development costs and mineral properties.

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

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. No reclamation costs are recorded at the end of fiscal 2017 or 2016 due to the obligation being released as part of the 363 Asset Sale in February 2016.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred physically, the price is fixed or determinable, no related obligations remain and collectability is reasonably assured.

Sales of all metals products sold directly to the Company’s metals buyers, including by-product metals, are reconized as revenues upon a buyer either taking physical delivery of the metals product in the case of siliceous flux material or upon the buyer receiving all required documentation necessary to take physical delivery of the metals product in the case of concentrate (generally at the time the product is loaded onto a shipping vessel at the originating port and the bill of lading is generated).

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2017, and 2016, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the year ended June 30, 2016 the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) for the year ended June 30, 2017 computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,384,543	263,274,757	$ 0.01
Diluted EPS
Gain on derivatives	(153,538)	--
Interest expense on convertible notes	184,408	--
Gain on foreign currency translation	(59,631)	--
Gain on debt extinguishment	(4,068,881)	--
Dilutive effect of options	--	200,000
Dilutive effect of convertible notes	--	41,919,678
Income available to common stockholders plus assumed exercise of options and warrants	$(1,713,099)	305,394,435	(0.00)

The number of stock options excluded from the calculation of diluted earnings per share for the year ended June 30, 2016 was 8,375,000 and excluded warrants was 10,443,434, because their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company is still evaluating the impact of the standard and has not determined the impact, if any, that the new standard will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2016. This update contains amendments that clarify the principles for management’s assessment of an entity’s ability to continue as a going concern. The Company has adopted ASU 2014-15 and has determined that the adoption of this standard will have no material impact on the Company’s reported financial position or results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of the adoption, stock-based compensation excess tax benefits or tax deficiencies will be reflected in the consolidated statement of operations within the provision for income taxes rather than in the consolidated balance sheet within additional paid-in capital. The amount of the impact to the provision for income taxes will depend on the difference between the market value of share-based awards at vesting or settlement and the grant date fair value. The amendment is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted ASU No. 2016-09 as of December 31, 2016, and has assessed the impact, if any, of this pronouncement should have no material impact to its consolidated financial statements.

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

NOTE 3 - EQUIPMENT

Equipment consists of the following at June 30, 2017 and 2016:

	2017	2016
Mining equipment	$63,500	$-
Mobile equipment	37,862	-
General equipment	85,370	-
Vehicles	81,000	-
Total	267,732
Accumulated depreciation and amortization	(21,799)	-
Net Equipment	$245,933	$-

For the year ended June 30, 2016, all property, plant and equipment on the books in were part of the 363 Asset Sale on February 26, 2016. See Note 17 – 363 Asset Sale.

During the fiscal years ended June 30, 2017 and 2016 depreciation and amortization expense was $21,779 and $1,134,112, respectively.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2017 and 2016:

	2017	2016
Interest	$2,318,524	$2,589,993
Vacation	15,771	15,771
Payroll	187,705	239,262
Franchise taxes	8,695	8,695
Merger costs, net	269,986	269,986
Other	19,578	19,578
Audit	18,557	20,000
Property taxes	253,523	215,524
Commodity supply agreement –See NOTE 11, COMMODITY SUPPLY AGREEEMENT	3,124,009	3,415,175
	$6,216,348	$6,793,984

NOTE 5 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing the Black-Scholes option pricing model for warrants and certain convertible notes and to arrive at the fair value of derivatives associated with certain other convertible notes, a Monte Carlo model was utilized that values the convertible notes based on average discounted cash flow factoring in the various potential outcomes. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at June 30, 2017.

Utilizing the two methods, the aggregate fair value of the derivative instruments liability was determined to be $0 as of June 30, 2017. The following assumptions were utilized in the Black-Scholes option pricing model during the year ended June 30, 2017: (1) risk free interest rate of 0.81% to 1.25%, (2) remaining contractual life of 0.33 to 2.02 years, (3) expected stock price volatility of 124.9% to 414.4%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.176 was utilized, (5)  notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 60% or 65% of  either the low 20 or 25 trading days, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 99%-537%, annualized over the term remaining for each valuation.

On March 8, 2017, the convertible notes were all settled and on the final date of settlement, the warrants no longer qualified as derivatives and were reclassified to equity at their fair value on that date and aggregated $333,462.

Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the year ended June 30, 2017, of $26,974.

The table below show the loss on the derivative instruments liability for the years ended June 30, 2017 and 2016.

Year Ended June 30, 2017

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the year ended
	June 30, 2016	June 30, 2017	June 30, 2017

Purchase Agreement Warrants and Convertible Debt	$306,488	$-	$306,488

Derivative liability written off to equity upon conversions			(333,462)
Loss on derivative instruments liabilities			$(26,974)

Year Ended June 30, 2016

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the year ended
	June 30, 2015	June 30, 2016	June 30, 2016

Purchase Agreement Warrants and Convertible Debt	$1,367,142	$306,488	$1,060,654

Derivatives recognized as debt discounts			98,091
Derivative liability written off to equity upon conversions			(90,081)
Gain on derivative instruments liabilities			$1,068,664

At June 30, 2016, the entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 6 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. See NOTE 11 - CONTINGENCIES AND COMMITMENTS, Commodity Supply Agreement.   Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at June 30, 2017 and 2016, respectively, and are reported as completion guarantee payable. Amortized discounts of $0 and $59,586 were expensed as interest expense during the years ended June 30, 2017 and 2016, respectively.

NOTE 7 –CONVERTIBLE NOTES PAYABLE

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

On October 31, 2015,  the note became convertible and the CFA computed an embedded  conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the year ended June 30, 2017, amortization of loan discount recognized as interest expense was $49,840 and the unamortized discount balance was $0 at June 30, 2017. On June 30, 2017 and 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $0 and $2,903,316, respectively, and accrued interest was $0 and $642,624, respectively. In December 2016 the court administered trust paid $174,507 to the note holder and was applied against the accrued interest on the note. IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,282 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

At the time of the agreed settlement, the outstanding principle and accrued interest aggregated $3,563,662 and the Company recorded a gain on extinguishment of debt of $3,475,380 on the settlement.

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

During the year ended June 30, 2016, the Company recorded $90,081 as resolution of derivative liability upon note conversions back into Additional Paid-in Capital.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principle and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At June 30, 2017 and 2016 the note balance was $0 and $93,333 respectively, and amortization of the loan discount was recognized as interest expense of $56,088 for the year ended June 30, 2017, and the unamortized loan discount balance as of June 30, 2017 and 2016, was $0 and $56,088, respectively.

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

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discounts on the two notes was recognized as interest expense of $66,388. During the fiscal year ended June 30, 2016, the investor converted the note principle and added interest charges of $60,192 under the first consideration into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the two note balances. At June 30, 2017 and 2016, the note balances were $-0- and $107,599, respectively and the unamortized loan discounts were $0 and $55,445, respectively. During the year ended June 30, 2017, amortization of the loan discount recognized as interest expense was $55,445.

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

June 30, 2017:
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

Debtor in Possession Financing

In connection with the prepetition negotiations of the restructuring support agreement, Waterton Global Value LP (“Waterton”), holders of the Company’s senior notes agreed to provide the Company and the Chapter 11 Subsidiaries a debtor in possession credit facility (the “DIP Credit Agreement"). The DIP Credit Agreement provided for a multi draw net term loan of which a net $2,037,595 was advanced, which became available to the Company upon the satisfaction of certain milestones and contingencies. Waterton also initially advanced a Bridge loan of $200,000 and also charged a structuring fee of $32,203. Pursuant to the Plan the borrowings under the Bridge loan and DIP Credit Agreement, at the option of the lenders to the DIP Credit Agreement, are part of the purchase price of all assets in the “363 Asset Sale”.  Net advances under the DIP Credit Agreement at February 26, 2016, were  $2,237,595 along with the accrued interest and fees aggregating $101,421 and were eliminated with the 363 Asset Sale where Waterton received all the assets of the Company for all debt and any other agreement obligations as agreed on in the bankruptcy filings in August 2015.

NOTE 9 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest an initial compounded rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and the interest rate was increased to 14% per annum on the outstanding balance.

In December 2016 the court administered trust paid $9,897 to the note holder and was applied against the accrued interest on the note and was recorded as a gain on trust debt forgiveness. The principal and accrued interest outstanding at June 30, 2017 is in past due and in default. The principle balance outstanding at June 30, 2017 and 2016 was $232,522 and $220,000, respectively.  During the year ended June 30, 2017, the Company made a reclassification of the compounded interest amount to the principle in the amount of $12,522. Accrued interest on note at June 30, 2017 and 2016 was $63,222 and $47,402, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at June 30, 2017 and 2016 and had a accrued interest of $64,757 and $59,238, respectively. In December 2016 the court administered trust paid $17,412 to the note holder and was applied against the accrued interest on the note and this amount was recorded as a gain on trust debt forgiveness. The Company has been unable to make its monthly payments since November 2013, currently is due and in default and the equipment has been returned to the vendor for sale and remains unsold at June 30, 2017.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only

$1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at June 30, 2017 and 2016. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at June 30, 2017 and 2016, was $1,308,578 and $990,657, respectively is due and in default. In December 2016 the court administered trust paid $91,788 to the note holder and was applied against the accrued interest on the note and recorded as a gain on trust debt forgiveness.

The following summarizes notes payable:	June 30,	June 30,
	2017	2016
Working capital advances, interest at 1% per month, due January 15, 2015	$212,521	$200,000
Merger advance	20,000	20,000
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793
Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092
Notes payable - current	$2,376,406	$2,363,885

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2017 and 2016 are as follows:

June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$-	$-
June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	-	-	-	-

Liabilities:
Derivative instruments	-	-	$306,488	$306,488

NOTE 11 - CONTINGENCIES AND COMMITMENTS

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

Commodity Supply Agreement

In December 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm to deliver a portion of the life-of-mine gold production (excluding all silver production) from the Company’s Summit silver-gold mine. Under the agreement the Company received advances of $4,000,000 as an upfront deposit, plus continue to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of  gold delivered pursuant to the agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation is reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining uncredited balance of the original $4,000,000 upfront deposit. See NOTE 6 - COMPLETION GUARANTY PAYABLE. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

Under the Gold Stream Agreement the Company has a recorded obligation at June 30, 2017 and 2016, of 3,709 ounces of undelivered gold valued at approximately $3.1 and $3.4 million, respectively, in accrued liabilities net of the Fixed Price of $400 per ounce to be received upon delivery. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016:

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense totaled $6,000 for year ended June 30, 2017 and 2016, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Prior Corporate Officer

On April 10, 2017 we reached a non-disclosure agreement with our prior CEO, Mr. Jordaan, about his outstanding back wages and amounts due for legal services rendered to the Company prior assuming the position of CEO. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016. Mr. Jordann is still considered a related party and at June 30, 2017 and 2016, the Company owed to related parties an aggregated amount of $230,527 and $269,787, respectively. and is included respectively in accounts payable.  All claims by Mr. Jordaan were settled in the agreement with the final payment on September 21, 2017.

NOTE 12 - STOCKHOLDERS’ DEFICIT

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

Common Stock Issuances

During the fiscal year ended June 30, 2017, the Company:

(i)	Issued an aggregate of 9,365,360 shares of restricted common stock for consulting services at a value of $475,007 on the date of issuance;

(ii)

Sold an aggregate of 40,840,519 shares of restricted common stock to accredited investors for cash proceeds of $1,354,084 and issued 3,712 shares of restricted common stock for reimbursement of bank transfer fees at value of $288; and

(iii)	Issued an aggregate of 40,840,519 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $1,354,084.

The issuance of the restricted common shares during our fiscal year 2017, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

During the fiscal year ended June 30, 2016, the Company:

(i)	Issued an aggregate of 14,217,561 shares of restricted common stock for consulting services at a value of $14,218 on the date of issuance;

(ii)	Received $7,500 for the exercise of warrants for 7,500,000 shares of restricted common stock;
(iii)	Issued 3,739,187 shares of restricted common stock for consulting services at a value of $69,139 on the dates of issuance;

(iv)	Issued an aggregate of 18,007,333 shares of restricted common stock to an accredited investor for the partial conversion of convertible notes aggregating $60,192, and

(v)	Issued an aggregate of 28,438,933 shares of restricted common stock to an accredited investor for the partial conversion convertible notes aggregating $86,655.

The issuance of the restricted common shares during our fiscal year 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof because such issuance did not involve a public offering.

Warrants

During the fiscal year ended June 30, 2017, the Company issued 40,840,519 warrants as part of a private placement to accredited investors and the warrants were exercised on the issuance date. During the year ended June 30, 2017, 1,100,000 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During year ended June 30, 2017, no options were granted and 7,940,000 options were cancelled or expired. Options aggregating 5,000,000 were cancelled as subsequently determined to be an unauthorized issuance

Stock option and warrant activity, within the and 2007 EIP and outside of these plan, for the years ended June 30, 2017 and 2016 are as follows:

	Stock Options			Stock Warrants
			Weighted			Weighted
			Average			Average
	Number of		Exercise	Number of		Exercise
	Shares		Price	Shares		Price
Outstanding at June 30, 2015	12,510,000		$0.07	20,896,054		$0.37
Granted	---	$	---	7,500,500		$0.001
Canceled	(4,110,000)		$0.09	(10,452,620)		0.385
Expired	(25,000)		$0.36	---	$	---
Exercised	---		---	(7,500,500)		$0.001
Outstanding at June 30, 2016	8,375,000		$0.02	10,443,434		$0.35
Granted	---	$	---	40,840,519		$0.033
Canceled	(7,900,000)		$0.02	(40,840,519)		$0.033
Expired	(40,000)		$0.36	(1,100,000)		$0.94
Exercised	---		---	---		---
Outstanding at June 30, 2017	435,000		$0.22	9,343,434		$0.28

Stock options and warrants outstanding and exercisable at June 30, 2017, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.07	100,000	100,000	2.51	$0.07	$0.15	4,320,000	4,320,000	1.62	$0.15
$0.08	100,000	100,000	1.51	$0.08	$0.38	523,434	523,434	0.21	$0.38
$0. 32	100,000	100,000	0.14	$0.32	$0.40	4,500,000	4,500,000	0.08	$0.40
$0.36	135,000	135,000	0.50	$0.36	$0.87
	435,000	435,000				10,443,434	10,443,434

	Outstanding Options		1.11	$0.22	Outstanding Warrants			0.80	$0.28

	Exercisable Options		1.11	$0.22	Exercisable Warrants			0.80	$0.28

As of June 30, 2017, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options and warrants was $3,760. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.094 closing stock price of the common stock on June 30, 2017. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2017 was 200,000.

The total intrinsic value associated with options exercised during the year ended June 30, 2017 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total fair value of options and warrants granted during the year ended June 30, 2017 was approximately $0. The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2017 was $0.

The Company adopted its 2007 EIP (2007 Plan) pursuant to which the Company reserved and registered 8,000,000 shares stock and option grants. As of June 30, 2017, there were 4,550,000 shares available for grant under the 2007 Plan, excluding the 435,000 options outstanding under the 2007 Plan. The 2007 Plan expired on July 24, 2017 and will not be renewed.

NOTE 13 - INCOME TAXES

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

		2017		2016
Tax benefit at the federal statutory rate		$(900,326)		$1,737,087
State tax benefit		(192,927)		372,233
Expiration of state operating benefit		(637,669)		(395,871)
Decrease (increase) in valuation allowance		1,730,922		(1,713,449)
Income tax expense	$	---	$	---

The components of the deferred tax assets at June 30, 2017 and 2016 are as follows:

Deferred Tax Asset		2017		2016
Federal net operating loss carry forwards		$21,204,364		$34,269,743
State net operating loss carry forwards		2,753,249		3,280,936
Valuation allowance		(23,957,613)		(37,550,679)
Net deferred tax asset	$	---	$	---

In assessing the realizability of estimated deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2017 and 2016.

At June 30, 2017, the Company had estimated federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $101 million. Net operating losses for federal income tax purposes may be carried back for two years and forward for twenty years. The net operating losses expire in varying amounts from June 30, 2019 to 2037.

At June 30, 2017, the Company had estimated state tax basis net operating loss carry forwards for state income tax purposes of approximately $34.1 million. Net operating losses for state income tax purposes may be carried forward for five years. These losses expire in varying amounts from June 30, 2017 to 2022.

NOTE 14 – RELATED PARTY TRANSACTIONS

On August 1, 2015, the Company leased a home office space from the Company CFO for $500 a month for the corporate administrative office in Albuquerque, NM until such time growth requires a larger corporate administrative office.

Boonyin Investments is a foreign investor who deposited $1,729,687 and received 36,030,019 shares with an average price of $0.048 during our fiscal year ending in June 2017.

The board authorized on June 16, 2016, the hiring of Nataliia Mueller, wife of the Company’s CFO, with an annual wage of $48,500 as an assistant to the CFO.

Prior to becoming a staff member of the Company, Mr. Laws our CEO, received a consulting fee and converted in January 01, 2018 to be a full staff member. During the fiscal year ended June 30, 2017, Mr. Laws received consulting fees of $125,000.

On March 8, 2018, the board decided in a special meeting that the 2.5 million options awarded to each of Erich Hofer and Frank Mueller were declared void retroactively and should be removed from the financial reporting.  At a later time, the board will revisit the awards based on the recommendation by the President of the Company for the staff members who were essential in reviving the Company from bankruptcy.

In order to expedite purchases of equipment and associated expenses in Silver City on behalf of the Company, SFG deposited funds into Mr. Laws escrow account until a new bank account was opened at Wells Fargo.  Expenses and purchase of equipment was done in that account. During the current fiscal year $421,000 was deposited to the account by the Company and Mr. Laws expended $470,420 on behalf of the Company, resulting at the close of our current fiscal year $49,420 due Mr. Laws. The $49,420 due Mr. Laws is presented in the balance sheet as Payable to Related Party.

An individual consultant, who is instrumentally helpful to the Company in raising funds and is compensated on commission basis, as disclosed in NOTE 17 – SUBSEQUENT EVENTS, Recent Issuances of Unregistered Securities. During the period 7/22/16 to 6/30/17 received commissions totaling $267,322. In December 2016, the consultant returned 1,739,187 shares previously issued for assisting the Company moving forward in order that SFG could use them for fundraising and no value was received by the consultant.

On December 2016, an employee, a director and a consultant returned 14,217,561 shares to the Company in order to be able to raise more funds to acquire additional assets by the Company for no value received by the parties.

Part of the sold shares and options in fiscal 2016, aggregating 81,681,038 shares, 20,000,000 were issued to an individual who will be joining the board in April 2018.

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

NOTE 15 – SUMMARY OF GAIN ON DEBT EXTINGUISHMENT

Below is a summary of gain on debt extinguishment recognized for the year ended June 30, 2017:

	Debt	Settlement	Gain
Accounts Payable	$343,902	$ 10,734	$ 333,168
IGS note principle	2,962,947	88,282	2,874,665
IGS accrued interest	600,715	-	600,715
Convertible notes	450,000	13,500	436,500
Convertible note accrued interest	153,688	-	153,688
Vista convertible note	80,155	65,556	14,599
JMJ convertible note	93,333	90,000	3,333
	$4,684,740	$ 268,072	$ 4,416,668

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of June 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 17 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

Between July 01, 2017 and May 30, 2018, the Company has raised an additional $4,127,227 from additional equity purchases from a private overseas investment company and a number of associated investors. The stock and warrant shares have not been issued at this time and the stock certificates and warrant shares (approximately 51,590,344 shares) will be issued at the same time at a varying price per share. In connection with this offering, the Company has incurred placement fees consisting of a cash fee of 10% of the full combined dollar amount of units placed in the offering plus warrants exercisable for 10% of the shares and warrants included in the units placed. To date, no placement agent fee warrants have been issued. The Company has incurred a cash fee amounting to $412,723 in connection with this raise.

Other Events

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

Between April 10, 2017 and January 02, 2018, Santa Fe Gold transferred $2.5 million to acquire properties for Santa Fe Gold and the staking of all the claims currently owned by Santa Fe Gold. The announcement was made on September 17, 2017 that we acquired 100% of Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company, which includes formerly optioned AG1 Silver Mine and all lands surrounding the project to include potential Porphyry Silver Discovery and all rights to same. The transactions subsequent to our current fiscal year end are summarized below:

- On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered an additional $100,000 towards the purchase price.

- On August 30, 2017, the Company delivered an additional $900,000 to Bullard’s Peak towards the purchase price under terms of the Agreement.

- On September 8, 2017, the Company delivered $500,000 to Bullard’s Peak towards the purchase price under terms of the Agreement.

- On October 13, 2017, the Company delivered $500,000 to Bullard’s Peak towards the purchase price under terms of the Agreement.

- On January 2, 2018, the Company delivered $500,000 to Bullard’s Peak towards the purchase price under terms of the Agreement

              - The escrow payment made under the Agreement was thought to have been transferred at March 31. 2017 and was subsequently was determined that it had not been transfer as of the filing of this report and as of the date of this report filing this acquisition has not closed. See NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Escrow Deposit.

The Equity Incentive Plan from 2007 expired on July 24, 2017 and was not renewed.

All claims by Mr. Jordan were settled in the agreement with the final payment on September 21, 2017.

On November 30, 2017 the Company signed a purchase agreement with the Fortune Graphite Inc and Worldwide Graphite Producers Ltd. to purchase claims in the Province of British Columbia, Canada for $200,000 Canadian Dollars each to be made in installments. The Company will receive title to the claims upon payment of the final installment. Per the agreement, the Company is obligated to issue 5M common shares to each party seven days from the agreement date and were valued at $1,050,000 on the date of issuance.

On February 12, 2018 the Company agreed to settle an outstanding Notes Payable with Canarc Resources. The Company will make four installment payments as follows:

First Payment: SFG shall make a first payment to Canarc in the amount of $25,000 by February 14, 2018;

Second Payment: SFG shall make a second payment to Canarc in the amount of $25,000 by June 30, 2018;

Third Payment: SFG shall make a third payment to Canarc in the amount of $85,000 by September 30, 2018; and

Fourth Payment: SFG shall make a fourth and final payment to Canarc in the amount of $85,000 by December 31, 2018.

On February 19, 2018 the Company signed a letter of intent with Robert Rogers Inc. to purchase load claims at the Rose Mine located in Grant County, New Mexico for installment payments totaling $200,000. The Company delivered its first payment of $25,000 on February 19, 2018.

On February 28, 2018 the Company filed for a permit to start operations at the Bullard’s Peak property. The permit was awarded on March 07, 2018.

On April 5, 2018, the board had a special meeting to discuss a change for the Audit Chair. It was decided to make Brian Adair Chairman of the Audit committee effective immediately.

On March 8, 2018, the board decided in a special meeting that all options awarded to Erich Hofer, Frank Mueller and Tom Laws are declared void retroactively and all options should be removed from the financial reporting.  At a later time, the board will revisit the awards based on the recommendation by the President of the Company for the staff members who were essential in reviving the Company from bankruptcy.

On April 06, 2018 the Company entered into an engagement with a Financial Advisory group for a four month term.  The fees: $2,000 monthly and 50,000 shares of Common Stock that has not been issued at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the year ended June 30, 2017, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the year ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2017, due to the material weaknesses described above, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report:

Name	Age	Position	Date Elected or Appointed
Erich Hofer	56	Director Chairman of the Board	August 20, 2012 October 15, 2014

Thomas Laws	58	Chief Executive Officer Director and President	August 1, 2016 August 1, 2016

Frank G. Mueller	62	Chief Financial Officer Director	May 7, 2014 August 1, 2016

Brian Adair	50	Director Chairman of the Audit Committee	April 5, 2018 April 5, 2018

Erich Hofer, joined our board of directors in August 2012. Mr. Hofer is a finance and management executive with over 30 years of international business experience in engineering, energy, manufacturing and financial services. As principal of HFE MAC LLC since 2007, he provides management and advisory services to public and private companies and has assumed key management roles for clients, several of which have been natural resources companies. From 1999 to 2007, Mr. Hofer was CFO for three Swiss technology, manufacturing and energy management companies, and from 1995 to 1998 was financial controller for Zurich State Bank. He also served as Chief of Logistics, Colonel and a Member of General Staff in the Swiss Army. Mr. Hofer holds a MBA Degree from the University of Chicago, and three degrees, including Master of Finance, Bachelor of Economics and Bachelor of Engineering from universities in Switzerland, and received BS and MBA Degrees from the State University of New York at Buffalo.

Tom Laws, is a metallurgist and mining analyst with over 40 years of experience in the mining industry. Mr. Laws’ mining career began in Alaska operating a Placer Gold Mine. He then joined Phelps Dodge Corporation, at the time the world’s largest copper company. His role was a Metals Accounting Specialist and Cost Analyst at the Hidalgo Smelter located in Playas, New Mexico. He later moved to the Tyrone Mine in Tyrone, New Mexico. Eventually, Mr. Laws returned to the Hidalgo Smelter in Playas, New Mexico as controller.

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

Frank G. Mueller,  joined Santa Fe Gold in June 2010 as Assistant Controller. He was promoted to Chief Financial Officer and Treasurer in May 2014. On August 01, 2016 he was appointed by majority vote to the board of directors. Mr. Mueller has 28 years of experience in accounting and financial management. Prior to his employment with Santa Fe Gold, Mr. Mueller served for six years as the Senior Business Manager for two divisions of Cornell Company, a publicly traded organization. Mr. Mueller was responsible for financial reporting, revenues, budgeting and inventory for 20 plus facilities in multiple states. Mr. Mueller holds a Bachelor of Science Degree in Business Administration, with Honors, from the University of Texas in El Paso and a Master’s Degree in Accounting from New Mexico State University.

Brian Adair, earned his Bachelor’s degree in Business Administration from LaRoche College. He then continued his studies at Duquesne University to earn his Master’s degree. Brian’s vision to protecting and preserving personal wealth paved the way to establish Adair Financial Group in 2004. It is a comprehensive, solutions-driven firm, well known for high standards and business ethics. His client’s needs are addressed in a collaborative fashion by using the client’s advisory team of financial, legal and tax experts, often representing multiple generations of families. Adair Financial Group can handle any case regardless of the complexity and is unique in that the intellectual property is not reserved for just the ultra-wealthy client.

In 2012, the National Senior Market recognized Brian as a “Finalist for Advisor of the Year”. This was quite an honor considering, Adair Financial Group was less than ten years old and only five advisors were recognized. In addition, Brian was recently inducted into the “Top of the Table - Million Dollar Round Table” organization. This elite industry group recognizes top financial services professionals. His designation as the “Top of the Table” is only awarded to the top 1% of the top 1% of financial professionals – internationally.

Board Meetings and Committees

During fiscal 2017, our board met several times and took action by unanimous consent on all matters acted on. All of our directors attended all of the meetings of our board telephonically most of the meetings and its assigned committees during fiscal 2017.

Our entire board considers all major decisions concerning our business. Our board has also established committees so that certain matters can be addressed in more depth than may be possible at a board meeting. Our board’s current standing committees are as follows, with the “X” denoting the members of the committee:

Corporate
	Governance	Audit	Compensation
Name	Committee	Committee	Committee
Employee Director:
None
Non-Employee Directors:
Erich Hofer	X(1)	X (1)

_________________
(1) Chairman

Our board will in the future, once we are back in business, will adopted a charter for each committee. The charters will later be available on our website at www.santafegoldcorp.com. The information contained on our website is and will not, and should not be considered, a part of this financial statement. The information below sets out the future members of each of our board committees and summarizes the functions of each of the committees.

Nominating and Corporate Governance Committee

The primary purposes of the Committee are:

•identifying individuals qualified to become directors;

•monitoring the implementation of our corporate governance guidelines; and

•overseeing the evaluation of our management and our board.

No Committee meetings were held in the fiscal year 2017. We do not anticipate any significant change in the composition of the planned Committees prior to our next annual meeting of stockholders.

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

Audit Committee

The primary purposes of the Committee are:

•assisting our board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to stockholders and others;

•overseeing and evaluating our system of internal controls established by management; and

•supervising the audit and financial reporting process (including direct responsibility for the appointment, compensation and oversight of the independent auditors engaged to perform the annual audit and quarterly reviews with respect to our financial statements.

Audit Committee Report

The Committee at June 30, 2017 consists of Mr. Hofer, and he serves as chairman. We do not anticipate a change in the composition of the Committee prior to our next annual meeting of stockholders. Mr. Hofer is considered “independent” under the NASDAQ listing standards and applicable SEC rules. Mr. Hofer qualifies as an “audit committee financial expert” as defined by the rules promulgated by the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2017, our officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements to the best of our knowledge.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid during the last two fiscal years to Named Executive Officers, including (a) our principal executive officer; (b) each of our Company’s two most highly compensated executive officers, other than the principal executive officer, and who were serving as executive officers at the end of or during the fiscal year ended June 30, 2017, and whose total compensation exceeded $100,000 per year; and (c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended June 30, 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Laws CEO, President	2017	137,500	-	-	-	-	-	-	137,500
	2016	-	-	-	-	-	-	-	-
Frank Mueller	2017	90,800	-	-	-	-	-	-	90,800
	2016	85,000	-	-	-	-	-	-	85,000

(1)	Tom Laws receives as a consultant $150,000 as annual compensation and started with the Company on a full-time basis on January 1, 2018.

(2)

Mr. Mueller received a salary of $85,000 annually but starting in April 2014 salaries for staff were cut in half and the remainder was deferred and is still outstanding as of filing of this report. On May 5, 2017, the board increased the annual salary to $120 ,000

Outstanding Equity Awards as of June 30, 2017

The following table summarizes the outstanding equity awards as of June 30, 2017, for each of our named executive officers:

Outstanding Equity Awards as of June 30, 2016

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank G. Muller	10,000		N/A	0.36	12/31/2017	N/A	N/A	N/A	N/A

Compensation of Directors

The following table summarizes the compensation of our Company’s directors for the fiscal year ended June 30, 2017:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Thomas Laws	-	-	-	-	-	-	-
Erich Hofer (1)	-	-	-	-	-	-	-
Frank Mueller	-	-	-	-	-	-	-

(1)Mr. Hofer received consulting fees on a monthly basis rather than a board fee.

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

Employment and Change in Control Agreements

On May 16, 2016, we entered into change of control agreements with our chief financial officer, who is also our secretary and treasurer. The change of control agreements provides that if there is a change of control of the Company and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 200% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 30, 2018, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Common Stock
Name and Address of Beneficial Owner	Shares	% of Class (1)
Boonyin Investments Australia	36,030,019	10.8%
Sulane Holdings Switzerland	23,210,900	7.0%
Mark Johnson	15,200,000	4.6%
Robert Ugolotti Switzerland	12,000,000	3.6%
Erich Hofer (2) Switzerland	200,000	*
Tom Laws (3) Silver City, NM	0	*
Brian Adair (4) Pittsburg, PA	12,000,000	3.6%
Frank Mueller (5) Albuquerque, NM	624,211	*
All officers and directors as a group (8 persons)	99,265,130	29.8%

______________

*	Less than 1%

(1)

Applicable percentage of ownership is based on 333,576,618 shares of common stock issued and outstanding as of June 5, 2018, together with securities exercisable or convertible into shares of common stock within sixty (60) days of June 5, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of June 5, 2018 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Mr. Hofer is Chairman of the Board and a Director of the Company. Includes 200,000 shares issuable exercise of  outstanding stock options that are currently exercisable within sixty days following June 5, 2018.

(3)	Mr. Laws is Chief Executive Officer, President and a Director of the Company since August 1, 2016.
(4)	Mr. Adair is Chairman of the Audit Committee and a Director of the Company.

 (5)       Mr. Mueller is Chief Financial Officer and a Director of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information regarding our Equity Compensation Plans as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

2007 Equity Incentive Plan approved by security holders	435,000	$0.22	4,550,000

2007 Equity Incentive Plan

At our Annual Meeting on July 24, 2007, the stockholders approved the 2007 Equity Incentive Plan ("2007 EIP"). The 2007 EIP became effective on July 25, 2007, and will terminate on July 24, 2017. A maximum of 8,000,000 shares of common stock are reserved for the grant of non-qualified stock options, incentive stock options, restricted stock awards and other stock awards under the 2007 EIP. The 2007 EIP replaced our 1989 Stock Option Plan, which terminated on April 30, 2007. The plan was not renewed and expired on July 24, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS None
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE

The following table discloses the fees approximate fees for professional services provided by MaloneBailey, LLP for the 2017 and 2016:

	2017	2016
Audit Fees (1)	$75,000	$100,000
Tax Fees (2)	0	0
	$75,000	$100,000

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description	Location

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 3, 2018	By:	/s/ Tom Laws
Tom Laws
Chief Executive Officer
(Principal Executive Officer)

Date: July 3, 2018	By:	/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tom Laws	Chief Executive Officer, Director	July 3, 2018
Tom Laws	(Principal Executive Officer)
/s/ Frank Mueller	Chief Financial Officer, Director	July 3, 2018
Frank Mueller	(Principal Financial Officer)
/s/ Eric Hofer	Chairman of the Board, Director	July 3, 2018
Eric Hofer
/s/ Brian Adair	Director	July 3, 2018
Brian Adair

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS

FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its security holders any annual report covering the registrant’s fiscal year ended June 30, 2017.