Form 10-Q/A
period 2016-09-30
Santa Fe Gold CORP
filed 2019-03-19
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  001-12974

SANTA FE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 25201
Albuquerque, NM	87125
(Address of Principal Executive Offices)	(Zip Code)

505) 255-4852

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 357,518,450 shares of common stock par value $0.002, of the issuer were issued and outstanding as of March 14, 2019.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2016, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on December 12, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the balance sheet as of September 30, 2016, and the consolidated statements of operations and cash flows for the period ended September 30, 2016, for the reclassification of $28,963 in misappropriated funds by the Company former CEO. Based on the Company’s reassessment of the transactions, the effect of the reclassifications resulted in a decrease in total assets, an increase in the net loss of and an increase in stockholders’ deficit. The following financial statements and disclosures were impacted from the reclassification:

Restatement of the consolidated balance sheet as of September 30, 2016, and the related consolidated statements of operations and cash flows for the period then ended.

Updated NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Updated NOTE 14 - SUBSEQUENT EVENTS

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q/A

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 30,

	2016	June 30,
	(As Restated)	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,048	$2,815
Prepaid expenses and other current assets	21,824	4,475

Total Current Assets	56,872	7,290

Total Assets	$56,872	$7,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,692,346	$3,710,931
Accrued liabilities	7,038,396	6,793,984
Derivative instrument liabilities	687,719	306,488
Senior subordinated convertible notes payable, net of unamortized discount of $83,158 and $161,814, respectively	3,452,568	3,392,435
Notes payable, current portion	2,363,885	2,363,885
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	20,594,787	19,927,596

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 253,767,912 and 221,799,662 shares issued and outstanding, respectively	507,535	443,599
Additional paid-in capital	80,493,928	80,033,944
Accumulated deficit	(101,539,378)	(100,397,849)
Total Stockholders' Deficit	(20,537,915)	(19,920,306)

Total Liabilities and Stockholders' Deficit	$56,872	$7,290

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,
	2016
	(As Restated)	2015

REVENUES	$—	$2,015

OPERATING EXPENSES:
Exploration and other mine related costs	—	114,458
General and administrative	333,793	309,634
Depreciation and amortization	—	443,871
Reorganizational costs	—	217,203
Total Operating Expenses	333,793	1,085,166

LOSS FROM OPERATIONS	(333,793)	(1,083,151)

OTHER INCOME (EXPENSE):
Foreign currency translation	(109,141)	288,085
(Loss) gain on derivative instruments	(381,231)	1,158,573
Misappropriated funds	(28,963)	—
Gain on debt extinguishment	14,599	—
Financing costs- commodity supply agreements	(6,491)	222,703
Finance charges	—	(74,458)
Interest expense	(296,509)	(812,821)
Total Other Income (Expense)	(807,736)	782,082

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,141,529)	(301,069)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,141,529)	$(301,069)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	252,927,360	142,854,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	September 30,

	2016
	(As Restated)	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,141,529)	$(301,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	443,871
Stock issued for services	166,920	66,400
Amortization of discount on notes payable	78,656	151,287
Financing costs - commodity supply agreements	6,491	(222,703)

Non-cash financing costs	—	74,458
(Gain) loss on derivative instrument liabilities	381,231	(1,158,573)
(Gain) on debt extinguishment	(14,599)	—
Foreign currency translation	109,141	(288,085)
Net change in operating assets and liabilities:
Accounts receivable	—	34,833
Prepaid expenses and other current assets	(17,349)	(34,461)
Accounts payable and accrued liabilities	199,271	700,475
Net Cash Used in Operating Activities	(231,767)	(533,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP funding	—	839,608
Proceeds from common stock purchases	178,500	—
Proceeds from exercise of warrants	178,500	—
Payments on convertible debt	(93,000)	—
Net Cash Provided by Financing Activities	264,000	839,608

INCREASE IN CASH AND CASH EQUIVALENTS	32,233	306,041
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,815	69,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,048	$375,346

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock returned and cancelled	$13,914	$—
Common stock issued for convertible notes and accrued interest conversion	$—	$146,848
Resolution of derivative liability upon conversion	$—	$90,081

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(As Restated)

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe", "Company", “we”, “us”, or “our”) is a mining company engaged in the business of the acquisition and intended development of mineral properties.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2016 and June 30, 2016, the consolidated results of operations for the three months ended September 30, 2016 and 2015, consolidated cash flows for the three months ended September 30, 2016 and 2015. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2016. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2016 Annual Report on Form 10-K filed on November 14, 2017.

Nature of Operations

Santa Fe was incorporated in Delaware in August 1991. Our general business strategy is to acquire, explore, and potentially develop and mine mineral properties. The Company elected on August 26, 2015, to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and that case was dismissed on June 15, 2016. The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process. As the Company emerged from the bankruptcy we had a management team of two with no assets.

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement of funds advanced to the Company former CEO and the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the period ended September 30, 2016. A subsequent review of these transactions for the quarter ended September 30, 2016, were determined to be undocumented transactions and reclassified as misappropriated funds for the period.  Additional information is disclosed in NOTE 13, SUBSEQUENT EVENTS, Entry into a Material Definitive Agreement.

Effects on the previously issued financial statements are as follows:

(A)Reclassification of expenditures for mine equipment, net of depreciation to misappropriated funds expense.

(B)Increased net loss for the period due to reclassification of misappropriated funds to expense.

(C)Reclassification of expenditures for operating expenses and depreciation expense to misappropriated funds expense.

Note		As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at September 30, 2016:

Mine Equipment, net of depreciation of $385	A	$11,155	(11,155)	—
Total Assets	D, A	$68,027	$(11,155)	$56,872

Accumulated deficit	B, C	$(101,528,223)	$(11,155)	$(101,539,378)

Stockholders’ Deficit	B, C	$(20,526,760)	$(11,155)	$(20,537,915)
Total Liabilities and Stockholders’ Deficit	B, C	$68,027	$(8,192)	$59,835

Consolidated Statements of Operations for three months
ended September 30, 2016:

Exploration and other mine related costs	C	$17,423	$(17,423)	$—
Depreciation and amortization	C	$385	(385)	—
Misappropriated funds	C	$—	28,963	28,963
Total Operating Expenses	C	$351,601	$11,155)	$362,756
Net Loss		$(1,130,374)	$(11,155)	$(1,141,529)

Consolidated Statement of Cash Flows for three months
ended September 30, 2016:

Net loss	C	$(1,130,374)	$(11,155)	$(1,141,529)
Depreciation and amortization	C	$385	$(385)	$—
Net Cash Used in Operating Activities		$(220,227)	$(11,540)	$(231,767)

Purchase of equipment	A	$(11,540)	$11,540	$—
Net Cash Used in Investing Activities		$(11,540)	$11,540	$—

The information herein amends and supersedes the information contained in our Annual Report on Form 10-Q for the year ended September 30, 2016. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

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

The Company has incurred a loss of $1,141,529 for the three months ended September 30, 2016, and has a total accumulated deficit of $101,539,378 and a working capital deficit at September 30, 2016 of $20,537,915. The Company currently has no source of generating revenue.

On August 26, 2015 Santa Fe filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. With the dismissal of our bankruptcy case on June 15, 2016, all assets of the Company were sold. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (“CFA”). In determining the fair value of the derivatives, the CFA assumed that the Company’s business would be conducted as a going concern.

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

Net Loss Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended September 30, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The new standard will not have an impact on our consolidated financial statements until revenue is achieved.

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

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instrument liabilities were determined utilizing the Black-Scholes option pricing model for warrants and certain convertible notes and to arrive at the fair value of derivatives associated with certain other convertible notes, a Monte Carlo model was utilized that values the Convertible Notes based on average discounted cash flow factoring in the various potential outcomes. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern at September 30, 2016.

Utilizing the two methods, the aggregate fair value of the derivative instrument liability was determined to be $687,719 as of September 30, 2016. The following assumptions were utilized in the Black Scholes option pricing model: (1) risk free interest rate of 0.31% to 0.83%, (2) remaining contractual life of 0.28 to 2.52 years, (3) expected stock price volatility of 300% to 488%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.1760 was utilized, (5)  notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 60% or 65% of  either the low 20 or 25 TD, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 391%.

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

NOTE 5 - COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 noted on the Company’s Form 10-K for the fiscal year ended June 30, 2016. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at September 30, 2016 and June 30, 2016, respectively, and are reported as completion guarantee payable and is in default and due to the bankruptcy.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Senior Subordinated Convertible Notes

On October 30, 2007, the Company completed the placement of 10% Senior Subordinated Convertible Notes of $450,000. The notes were placed with three accredited investors for $150,000 each and bear interest at 10% per annum. The notes had terms of 60 months at which time all remaining principal and interest was due. Interest accrued for 18 months from the date of closing. Interest on the outstanding principal balance was payable in quarterly installments commencing on the first day of the 19th month following the transaction closing. In connection with the transaction, the Company issued a five-year warrant for each $2.50 invested, for a total of 180,000 warrants, each warrant giving the note holder the right to purchase one share of common stock at a price of $1.25 per share. All issued warrants have expired. At the option of the holders of the convertible notes, the outstanding principal and interest was convertible at any time into shares of the Company’s common stock at conversion price of $1.25 per share. The notes were to be automatically converted into common stock if the weighted average closing sales price of the stock exceeded $2.50 per share for ten consecutive trading days. The shares underlying the notes are to be registered on request of the note holders, provided the weighted average closing price of the stock exceeds $1.50 per share for ten consecutive trading days.

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

As of September 30 and June 30, 2016, the outstanding principal balances was $450,000 and accrued interest on the senior subordinated convertible notes, was $156,000 and $144,500, respectively and are in default.

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

On September 30 and June 30, 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,992,392 and $2,903,316, respectively, and accrued interest was $707,595 and $642,624, respectively US$’s. The note is currently due and in default at September 30, 2016.

On October 31, 2015, the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the three months ended September 30, 2016, amortization of loan discount recognized as interest expense was $18,360 and unamortized discount balance was $32,031 at September 30, 2016.

IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,283 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in April 2017.

Convertible Unsecured Notes

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and received a consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principle of $68,900 into 1,800,000 shares of restricted common stock. During the fiscal year ended June 30, 2016, the investor converted the balance of the note principle and added interest charges aggregating $24,433 into 916,078 shares of restricted common stock and the note was retired. The original consideration contained an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of discount balance was recognized as interest expense of $20,185.

On February 25, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $60,973. During the fiscal year ended June 30, 2016, the investor converted the principle balance and added interest charges aggregating $62,223 into 27,522,855 shares of restricted common stock and the note was retired.

On June 24, 2015, a third consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principle and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At September 30, 2016 and June 30, 2016, the note balance was $93,333, respectively, and amortization of the loan discount was recognized as interest expense of $4,961       for the three months ended September 30, 2016 and the unamortized loan discount balance as of September 30 and June 30, 2016, was $51,127 and $56,088, respectively.

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

The components of the unsecured convertible notes payable are as follows:

September 30, 2016:	Amount	Discount	Net
Current portion	$3,535,726	$(83,158)	$3,452,568
Long-term portion, net of current	—	—	—
	$3,535,726	$(83,158)	$3,452,568

	Principal	Unamortized
June 30, 2016:	Amount	Discount	Net
Current portion	$3,554,249	$(161,814)	$3,392,435
Long-term portion, net of current	—	—	—
	$3,554,249	$(161,814)	$3,392,435

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

The following summarizes notes payable:

	September 30,	June 30,
	2016	2016
Working capital advances, interest at 1% per month, due January 15, 2015	$200,000	$ 200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly
installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014,
six months after the first advance on the bridge loan.	1,745,092	1,745,092

Notes payable - current	$2,363,885	2,3$2,363,885

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

September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	687,719	687,719

June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$306,488	$306,488

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

NOTE 10 - STOCKHOLDERS' DEFICIT

Stock Returned to the Treasury

On August 1, 2016, the wife of a deceased shareholder, who was prior chairmen of the board, returned 6,956,750 common shares to the Company for no value received by the shareholder and the shares were recorded at par value of $13,914.

On August 1, 2016, the Company issued to a lender 2,120,000 shares of common stock and the shares were returned to the Company on September 13, 2016, due to a pre-existing agreement with the Company.

Issuance of Stock

During the three months ended September 30, 2016, the Company issued the following common stock:

(i)	Issued 1,000,000 shares of restricted common stock for consulting services at a value of $16,500 on the date of issuance;
(ii)	Sold an aggregate of 17,812,500 shares of restricted common stock to accredited investors for cash proceeds of $178,500;
(iii)	Issued an aggregate of 17,812,500 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $178,500; and
(iv)	Issued 2,300,000 shares of restricted common stock for consulting services at a value of $150,420 on the date of issuance;

The issuance of the restricted common shares during the three months ended September 30, 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended (“Act”), pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

At September 30, 2016 and at June 30, 2016, the Company owed to related parties an aggregated amount of $269,787, respectively. This amount was paid to our former chief executive officer, Mr. Jordan, for his firms legal fees incurred prior to becoming CEO of the Company. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016.

On August 1, 2015, the Company leased a home office space from the Company CFO for $500 a month for the corporate administrative office in Albuquerque, NM until such time growth requires a larger corporate administrative office.

During the quarter ended September 30, 2016, the Company transferred operating funds to the Company’s’ former Chief Executive Officers’, Mr. Tom Law’s certified public accounting practice operating account for disbursements on behalf of the Company. Subsequently, it was determined these disbursements made during the quarter were misappropriated in the amount of $28,963. NOTE 13, SUBSEQUENT EVENTS, Entry into a Material Definitive Agreement.

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

NOTE 12 - LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has interest rate of 5.25% per annum.

Santa Fe Gold Corporation v. Tyhee Gold Corp., Brian K. Briggs, SRK Consulting (US), Inc., and Bret Swanson, Case No: 14CV032866, District Court, Denver County, Colorado.  Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold. At this time, there can be no determination of the outcome.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum.

The bankruptcy court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years and the trust funds will be distributed by an independent trustee to all credit holders on record.  Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from October 2016 through March 14, 2019, the Company sold an aggregate of 48,823,191 units. Each unit consisted of one restricted common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 48,823,191 restricted common shares. The Company received aggregate proceeds of $6,478,396 from these sales and warrant exercises. During the period December 2018 through March 14, 2019, five current shareholders purchased and aggregate of 4,000,000 restricted common shares for $320,000. In connection with the placements, the Company incurred cash placement fees of $677,872. The issuances of the restricted common shares, were exempt from registration requirements of the Act, pursuant to Section 4(a)(2), thereof because such issuance did not involve a public offering.

During the period October 2016 and February 2019, the Company issued 9,665,360 restricted shares of common stock for consulting services at an aggregated market value of $715,265 on the date of issuance. The issuance of the restricted common shares, were exempt from registration requirements of the Act, pursuant to Section 4(a)(2), thereof because such issuance did not involve a public offering.

In May 2018, the Company converted $23,824 of accrued salary for the Company CFO into 476,484 shares of restricted common stock at a market value of $47,648 on the date on conversion and recorded a loss on debt conversion of $23,824.

During the period December 2018 and February 2019, our chairman purchased 3,750,000 restricted common shares for $300,000. The issuance of the restricted common shares, were exempt from registration requirements of the Act, pursuant to Section 4(a)(2), thereof because such issuance did not involve a public offering.

Other Events

In December 2016, the Company retained International Monetary ("IM") as its investment banking & strategic advisory firm to provide capital resources, structure financing, proprietary investor relations services, advice on maximizing growth and valuation, M&A advisory and counsel to the Company's management on other strategic decisions for a period of one year.  The Company paid IM $36,000 and issued such entity shares of common stock which is included in the consulting shares issued in Recent Issuances of Unregistered Securities in this section.

In December 2016, employees and a consultant returned 15,956,748 shares to the Company in order to be able to raise more funds to acquire additional assets. Value of the returned shares was recorded at par value of $31,914 and no value was received by the shareholders

In December 2016 the trust, established by the bankruptcy court to protect the creditors, paid $472,831 direct to the recorded creditors and Santa Fe Gold recorded this as gain on trust debt extinguishment.

In October 2014, the Company issued a $500,000 convertible note to an accredited investor, from which we drew down tranches aggregating $175,000. The note holders converted a portion of the advances and default penalties to restricted common stock and at September 30, 2016, the notes and related default penalties had an aggregate outstanding balance of $93,333. In January 2017 the note holder agreed to cash settlement payment of $90,000 to satisfy the outstanding obligation and $3,333 was recorded as gain on extinguishment of debt.

In March 2017, we entered into agreements with 13 creditors owed $343,902, which amount was settled for $10,734.  Additionally, in March 2017, outstanding notes as follows were settled: (i) the IGS note and interest that aggregated $3,563,662 was settled for $88,282; and (ii) three note holders owed principal and accrued interest aggregating $603,688 and was settled for $13,500. In total $112,516 was disbursed for debt aggregating $4,511,252 and the Company recorded $4,398,736 as gain on debt extinguishment.

In April 2017 we paid our former chief executive officer, Mr. Jordan, $269,787 for his firms legal fees incurred prior to becoming CEO of the Company. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016.

In July 2017 the board changed the price for 5,000,000 options from $.001 to $.002.

In July 2017, an investor returned 18,000,000 shares to the Company and were returned to the transfer agent and cancelled. The shares were accounted for as a derivative liability at the fair value of the shares and marked to market at each balance sheet date.  The investor was reissued 18,000,000 shares in January 2019.

Alhambra Acquisition

Pursuant to a stock purchase agreement dated August 2017, the Company will acquire all the capital stock of Bullard’s Peak Corporation (which owns five patented claims and 82 unpatented claims in the Black Hawk district of New Mexico) from Black Hawk Consolidated Mines Company for a purchase price of $3,000,000, and the capital stock of Bullard’s Peak Corporation and the mining claims collateralize the full purchase price payment.  The Company granted the seller a 2% net smelter return in perpetuity.  The net smelter return is the greater of (i) all monies the Company receives for or from any and all ore removed from the property comprising the mining claims whether for exploration, mining operations or any other reason, and (ii) the fair market value of removed ore from the property comprising the mining claims.  Title to the claims will be transferred upon receipt by seller of the full purchase price.  In August 2018, the Company was informed that the seller terminated the stock purchase agreement.  Pursuant to an amendment to the stock purchase agreement in October 2018, the Company paid the seller $100,000 and the seller rescinded the August 2018 election to terminate the stock purchase agreement and waived all then existing events of default and any additional interest, late fees, and other damage claims due to the Company’s prior breaches of the stock purchase agreement.  On October 31, 2018, the Company paid the seller an additional $100,000.  The balance of the purchase price of $350,365 (which includes $50,365 of expenses that the Company agreed to reimburse seller) is required to be paid: (i) $100,000 on or before November 30, 2018 and (ii) $250,365 on or before December 31, 2018.  If any payment is not timely paid, all rights of the Company under the stock purchase agreement shall become automatically null and void and seller shall retain all monies paid as liquidated damages for the Company’s breach, and seller shall have no further obligations to the Company, including but not limited to, any obligation to transfer the capital stock of Bullard’s Peak Corporation to the Company pursuant to the terms of the stock purchase agreement. We paid $100,000 in November 2018 with respect to the Alhambra Silver Mine acquisition and owed a balance of approximately $250,000 on December 31, 2018, to complete the acquisition. Lack of funding on December 31, 2018 resulted in us entering into a third amendment pursuant to which we paid $65,000 on January 2, 2019, $100,000 on February 28, 2019, and with the final payment of $100,365 due on March 31, 2019.

British Columbia Properties

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remained in trust with the sellers until payment in full.  To date, the Company has paid to the sellers consideration of Can$260,000.  The Company disclosed in a Form 8-K filing on November 20, 2018 that it had been notified that it was in default with respect to these two November 2017 agreements and that the sellers threatened legal action.  The Company has engaged British Columbia counsel to review the two November 2017 agreements and has concluded that there were false representations made by the sellers and that certain conditions precedent of sellers were not satisfied.  As a result, the Company’s position is that these two November 2017 agreements are not and were never binding and have requested sellers to refund the Can$260,000.  The Company so informed sellers on March 4, 2019.  The Company continues to evaluate its rights and remedies in connection with this matter.  As a result, the Company does not own any rights to the four placer claims located in the Vernon mining district of British Columbia, Canada (which property is more fully set forth in the Form 8-K filing dated November 20, 2018).

New Mexico Mine Claims

In September 2017, the Company acquired the Malone Mine claims, Playa Hidalgo Placer claims and the Pinos Altos claims for an aggregate of $500.  In August of each calendar year, the Company is required to renew these claims at a price of $155 per claim.

Purchase agreement for New Mexico Mining Properties

The Company has entered into a purchase agreement with a mining operator in January 2019 to purchase two properties in western New Mexico, the Billali Mine and the Jim Crow Imperial Mine.  The purchase price for all rights and interests to be conveyed is $2,500,000 for the Billali Mine and $7,500,000 for the Jim Crow Imperial Mine, each documented as separate definitive agreements with aggregate consideration for both definitive agreements payable under the following terms:

a.$25,000 upon signing, January 4, 2019 ($25,000 was paid as a deposit in 2018);

b.commencing on April 1, 2019 and on the 1st day of each month thereafter for a period of twenty (20) months, Buyer will pay to Seller the sum of Fifty Thousand Dollars ($50,000) per month;

c.commencing on January 1, 2021 and on the 1st day of each month thereafter for a period of fifty (50) months, Buyer will pay to Seller the sum of One Hundred Seventy-Five Thousand Dollars ($175,000) per month; and

d.each payment made hereunder will be allocated Twenty-Five per cent (25%) to the Billali and Seventy-Five percent (75%) to the Jim Crow, Imperial.

Title and all rights and interest in the properties will be conveyed under the agreements upon completion of the payments of the purchase prices of the properties.

Canarc Agreement

A forbearance agreement by and among Santa Fe and Canarc Resource Corp. (“Canarc”) was entered into and effective as of February 12, 2018.  Canarc loaned Santa Fe $220,000 in 2014.  The funding requirements were not attained and the loan became due on January 15, 2015. The Company agreed with Canarc to make four installment payments as follows: (i) $25,000 on February 14, 2018; (ii) $25,000 on June 30, 2018; (iii) $85,000 on October 1, 2018; and (iv) $85,000 on December 31, 2018.  All payments were made on a timely basis.  With the final payment completed, Canarc forgave $12,522 of principal and accrued interest on the note payable of $107,974 per the terms of the agreement and the Company recorded a gain on debt extinguishment of $120,496 in the quarter ended December 31, 2018.

Miscellaneous

In December 2017 the Company signed a financial advisory agreement to assist the Company on moving forward for a monthly fee of $10,000 a month beginning in February 2018 and fees paid to date aggregate $135,000. The agreement also included a five-year warrant for 100,000 shares of common stock at an exercise price of $0.15 per share.

In February 2018, the Company filed for a permit to start operations at the Bullard’s Peak property. The permit was awarded on March 7, 2018.

In March 2018, the board and the option recipients determined to rescind all options awarded to each of Erich Hofer, Frank Mueller and Tom Laws, on a retroactive basis, and accordingly, all options were removed from the financial reporting.

In April 2018, the board appointed Brian Adair Chairman of the Audit Committee.

In April 2018, the Company entered into an engagement with a financial advisory group for an initial four-month term and renewable under mutual agreement. The fees were $2,000 monthly and 50,000 shares of restricted common stock to be issued one month after the agreement date. The Company paid an aggregate of $18,229 under the agreement and cancelled the contract and the shares as of this filing have not been issued.

During the period October 2018 and February 2019, the CFO of the Company and a third outside party, loaned the Company an aggregate of $284,268, evidenced by demand unsecured notes payable at an annual rate of interest of 6% and have no stated due dates.

Change of Auditors

In July 2018, the Company elected to change auditors and MaloneBailey, LLP was replaced with TAAD, LLP.

Engagement of Mining Consultant

The Company has entered into an at-will consulting agreement with Daniel E. Gorski in November 2018 to provide consulting services to the Company with respect to its proposed mining operations, at the rate of $5,000 per month in cash and $5,000 per month in Company common stock.  Mr. Gorski is owed an additional $30,000 from work performed for the Company during the period March 2018 through August 2018 prior to his engagement.

Items Voted upon at the Company Shareholders Meeting

The Company held a shareholder meeting on January 11, 2019, in Albuquerque, New Mexico, and a majority of our shareholders voted to (i) amend our certificate of incorporation to increase the authorized shares of common stock that we have authority to issue from 300,000,000 shares to 550,000,000 shares and (ii) remove Thomas Laws as a director.

Resignation of Board members

Longtime Board member Erich Hofer resigned effective December 28, 2018 and Tom Laws resigned effective January 9, 2019 (just prior to the shareholder meeting on January 11, 2019 in which the shareholders voted to remove him as a director).

Misappropriation of Funds and Entry into a Material Definitive Agreement

As disclosed in the Company’s Form 8-K filed on October 1, 2018, a director and former chief executive officer of the Company, Mr. Thomas H. Laws, entered into a secured promissory note and security agreement in the principal amount of $930,000 in favor of the Company on September 19, 2018, bearing interest at the annual rate of 4% and maturing September 30, 2018 (“Secured Promissory Note”).  The Company requested the former chief executive to execute the Secured Promissory Note and security agreement as a result of the matters discussed below, prior to the completion of the special committee investigation. The security interests include certain real estate and a Cessna model 182G airplane. The Secured Promissory Note also contains late fee and default provisions under the deeds of trust, Security Agreement and other agreements.

The board of directors formed a special committee on September 26, 2018 to investigate and analyze certain financial transactions in the aggregate amount of approximately $1 million that occurred primarily between July 2016 and March 2018 involving Mr. Laws.  The special committee investigation determined that Mr. Laws owes the Company $1,335,046, excluding penalty and accrued interest, of which $379,660 has been received by the Company.

The Company will restate the previously issued consolidated financial statements for, and financial information relating to, the fiscal year ended June 30, 2017, the most recent financial statements of the Company filed with the Securities and Exchange Commission.  Subsequent review of these transactions for the fiscal year ended June 30, 2017, resulted in a restatement of assets and operating costs in the amount of $937,420 and charged to the former chief executive officer.

Mr. Laws was terminated as the at-will chief executive officer of the Company on September 24, 2018.  Currently no interim chief executive officer has been named to replace Mr. Laws.

In November 2018, Santa Fe filed a complaint in Luna County District Court, State of New Mexico, requesting a $930,000 money judgment against Mr. and Mrs. Laws, in addition to foreclosing on the mortgage Mr. and Ms. Laws granted to Santa Fe on real property to secure the promissory note located in Luna County, New Mexico.

In November 2018, Santa Fe filed a similar complaint in Grant County District Court, State of New Mexico, as Mr. and Mrs. Laws and XYZ Ranch Estates, LLC granted Santa Fe a deed of trust and a mortgage, respectively, on several pieces of real property in Grant County, New Mexico. Mr. Laws also granted Santa Fe a security agreement on an airplane located in Grant County, New Mexico.  The complaint in Grant County requested a money judgment in the amount of $930,000 against Mr. and Mrs. Laws, in addition to a request to foreclose on the assets pledged to us located in Grant County, New Mexico.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s strategy, operations, economic performance, financial condition, resource drilling strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. This Form 10-Q contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things:

·our ability to continue as a going concern;

·our ability to acquire financing to allow us to engage in mining operations and develop any mines;

·projections regarding capital costs, expenditures, potential revenues, operating costs, production and economic returns may differ significantly from those that we have anticipated;

·exposure to all of the risks associated with mining operations, if any development of one or more of our projects is found to be economically feasible;

·title to some of our mineral properties may be uncertain or defective;

·land reclamation and mine closure may be burdensome and costly;

·significant risk and hazards associated with mining operations;

·the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;

·our anticipated needs for working capital;

·claims and legal proceedings against us, and consequences therefrom;

·our lack of necessary financial resources to complete development of our projects and the uncertainty of our future best efforts financing plans,

·our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits;

·changes in the price of silver and gold;

·extensive regulation by the U.S. government as well as state and local governments;

·any projected revenues;

·our growth strategies,

·anticipated trends in our industry;

·unfavorable weather conditions;

·the commercial and economic viability of any mines;

·availability of materials and equipment;

·failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

·our ability to seek out and acquire high quality gold, silver and/or copper properties.

The following discussion summarizes the results of our operations for the three-month periods ending September 30, 2016 and 2015, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

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

Santa Fe Gold Corporation (“Santa Fe”, "the Company”, “our” or “we”) is a mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire and potentially develop mineral properties. Santa Fe selected on August 26, 2015 to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and the case was dismissed on June 15, 2016.  The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process. As we emerged from the bankruptcy, we were a management team of two with no assets.

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

Operating Costs and Expenses

Our operating expenses incurred in three months ended September 30, 2016, decreased $722,410 from $1,085,166 in the three months ended September 30, 2015 to $362,756 for the current period of measurement. The decrease in operating expenses is attributable to decreased exploration and other mine costs of $114,458, which is a result of writing off mill supplies of $173,426 in the prior period of measurement and decreased BLM claim costs and liability insurance aggregating $42,866 in the current period of measurement. All assets included in the bankruptcy filing were sold on February 26, 2016 and depreciation and amortization decreased in the current period of measurement $443,871. Reorganizational costs for the three months ended September 30, 2016, decreased $217,203, and no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016.

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

Liquidity and Capital Resources; Plan of Operation

We have historically incurred net losses from operations and we expect losses in the future periods.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that we will successfully implement any of our plans in a timely or effective manner or that we will ever be profitable.  In addition, there can be no assurances that we will choose to continue to develop any of our current properties because we intend to consider and, as appropriate, to divest ourselves of properties that may no longer be a strategic fit to our business strategy.

After the dismissal of the bankruptcy case in June 2016 and the sale of the Company’s significant assets, the Company emerged with nominal assets but remained liable for all commitments and debts that then were outstanding.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO are subsidiaries of the Company with nominal assets and all of their commitments and debts remain.  The bankruptcy court set up a trust fund funded by the activities of the Summit mine (main asset sold in bankruptcy proceedings) for five years and the trust funds will be distributed by an independent trustee to certain unsecured creditors.  Santa Fe failed to provide a plan of reorganization with the filing of protection under the bankruptcy Codes.  The significant transactions that occurred upon emergence from bankruptcy were as follows:

·The approximately $20 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated; and

·The courts established a trust in April 2016 for the benefit of certain creditors. A profit interest was attached to the Summit mine with the benefit for certain creditors holding unsecured claims filed by each creditor.

Accordingly, there can be no assurance that the Company liabilities remaining after the emergence from bankruptcy will not materially impact the Company.  The Company has no continuing commitment from any party to provide working capital, and there is no certainty that the Company will be able to raise sufficient capital to fund any or all existing liabilities as well as to fund its current business plan.  The failure to raise needed capital may result in the curtailment or cessation of our business.

We have had no revenues since the dismissal of the bankruptcy case, don’t expect revenues this current fiscal year, and we are not currently profitable.  We do not have sufficient capital to fund operations through calendar year 2019, and will need to raise additional funding to implement our business strategy.  Even if we succeed in developing any of our properties, we expect to incur operating losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future.  As the Company has no commitment for debt or equity financing, the Company will be reliant upon best efforts fund raising activities to provide sufficient working capital to fund current and future needs.  There can be no assurance that the Company will be successful in its best efforts capital raising efforts, and the failure to raise needed capital may result in the curtailment or cessation of our business.

Since we do not generate any revenues, we may not have sufficient financial resources to undertake by ourselves all planned development activities relating to our business plan.  As we do not have sufficient cash on hand to fund operations through the end of calendar 2019, we will need to raise additional capital on a best-efforts basis to implement our business plan. No assurance can be given that additional financing will be available on terms acceptable to us.  We do not have any commitments for debt or equity financing at this time, nor do we have credit facilities available with financial institutions or other third parties, and investors may lose their all of their investment.  As the Company has no commitment for debt or equity financing, the Company will be reliant upon best efforts fund raising activities to provide sufficient working capital to fund current and future needs.  There can be no assurance that the Company will be successful in its best efforts capital raising efforts, and the failure to raise needed capital may result in the curtailment or cessation of our business.

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

Not applicable.

 ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended September 30, 2016, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

Due to the Company’s continuing financial condition, the Company had limited personnel which resulted in a lack of segregation of duties and a lack of formal reviews at multiple levels.

In a subsequent period of discovery, it was determined that Company’s financial transactions transacted through the Laws CPA firm checking account were fraudulent and the funds were misappropriated and reporting periods in which these transactions occurred are being amended.

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

Management does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls were not Effective

As a result of the subsequent discovery of misappropriation of funds by our prior chief executive officer, the Company has concluded that the internal controls during the period ended September 30, 2016, were not effective.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has interest rate of 5.25% per annum.

Santa Fe Gold Corporation v. Tyhee Gold Corp., Brian K. Briggs, SRK Consulting (US), Inc., and Bret Swanson, Case No: 14CV032866, District Court, Denver County, Colorado.  Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold. At this time, there can be no determination of the outcome.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum.

The bankruptcy court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years and the trust funds will be distributed by an independent trustee to all credit holders on record.  Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in the Form 8-K dated November 20, 2018, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the price of our common stock could be adversely affected.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

None required.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

31.1Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-l4.

32.1Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.-       Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2019	/s/ Frank G. Mueller Frank G. Mueller Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer