Form 10-Q/A
period 2016-12-31
Santa Fe Gold CORP
filed 2019-04-09
CIK 851726

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 357,518,450 shares of common stock par value $0.002, of the issuer were issued and outstanding as of April 1, 2019.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2016, amends the Form 10-Q that was originally filed with the U.S. Securities Exchange Commission on January 25, 2018 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the balance sheet as of December 31, 2016, and the consolidated statements of operations and cash flows for the periods ended December 31, 2016, for the reclassification of misappropriated funds by a related party. Based on the Company’s reassessment of the transactions, the effect of the reclassifications resulted in a decrease in total assets, an increase in the net loss and increase in stockholders’ deficit. The following financial statements and disclosures were impacted from the reclassification:

Restatement of the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations and cash flows for the period then ended.

Updated NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Updated NOTE 14 - SUBSEQUENT EVENTS

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q/A

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 31,
	2016	June 30,
	(As Restated)	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,218	$2,815
Prepaid expenses and other current assets	7,694	4,475
Total Current Assets	10,912	7,290
Total Assets	$10,912	$7,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,617,889	$3,710,931
Accrued liabilities	6,307,279	6,793,984
Derivative instrument liabilities	360,725	306,488
Senior subordinated convertible notes payable, net of unamortized discount of $45,699 and $161,814, respectively	3,305,813	3,392,435
Notes payable, current portion	2,376,407	2,363,885
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	19,327,986	19,927,596

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 245,749,389 and 221,799,662 shares issued and outstanding, respectively	491,497	443,599
Additional paid-in capital	80,901,198	80,033,944
Accumulated deficit	(100,709,769)	(100,397,849
Total Stockholders' Deficit	(19,317,074)	(19,920,306

Total Liabilities and Stockholders' Deficit	$10,912	$7,290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016		2016
	(As Restated)	2015	(As Restated)	2015

SALES, net	$—	$4,235	$—	$6,250

OPERATING COSTS AND EXPENSES:
Exploration and other mine related costs	39,974	188,293	39,974	302,751
General and administrative	490,785	241,768	824,578	551,402
Depreciation and amortization	—	431,408	—	875,279
Reorganization costs	—	538,390	—	755,593

Total Operating Costs and Expenses	530,759	1,399,859	864,552	2,485,025

LOSS FROM OPERATIONS	(530,759)	(1,395,624)	(864,552)	(2,478,775

OTHER INCOME (EXPENSE):
Gain on trust debt extinguishment	472,831	—	472,831	—
Gain on debt extinguishment	—	—	14,599	—
Foreign currency translation (loss) gain	210,695	(125,313)	101,554	162,772
Gain (loss) on derivative instrument liabilities	326,994	3,196	(54,237)	1,161,769
Misappropriated funds	—	—	(28,963)	—
Financing costs - commodity supply agreements	655,031	209,779	648,540	432,482
Finance charges	—	—	—	(74,458
Interest expense	(305,183)	(751,758)	(601,692)	(1,564,579
Total Other Income (Expense)	1,360,368	(664,096)	552,632	117,986

GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	829,609	(2,059,720)	(311,920)	(2,360,789
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$829,609	$(2,059,720)	$(311,920)	$(2,360,789

Basic and Diluted Per Share data Net Income (Loss) - basic	$0.00	$(0.01)	$(0.00)	$(0.01
Net Income (Loss) - diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01
Weighted Average Common Shares Outstanding: Basic	257,823,491	189,842,914	255,375,491	173,456,332
Diluted	319,005,982	189,842,914	2255,375,491	173,456,332

The accompanying notes are an integral part of the unaudited consolidated financial statements

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2016
	(As Restated)	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(311,920)	$(2,360,789
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	875,279
Stock issued for services	466,172	66,400
Amortization of discount on notes payable	116,115	176,101
Financing costs - commodity supply agreements	(648,540)	(432,482

Non-cash financing costs	—	74,458
(Gain) loss on derivative instrument liabilities	54,237	(1,161,769
(Gain) on debt extinguishment	(14,599)	—
Gain on trust debt extinguishment	(472,831)	—
Foreign currency translation	(101,554)	(162,772
Net change in operating assets and liabilities:
Accounts receivable	—	34,833
Prepaid expenses and other current assets	(3,219)	(48,822
Accounts payable and accrued liabilities	570.562	1,600,077
Net Cash Used in Operating Activities	(345,577)	(1,339,486

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP funding	—	1,713,184
Proceeds from common stock purchases	224,490	—
Proceeds from exercise of warrants	224,490	—
Payment of DIP funding	—	(283,363
Payments on convertible debt	(103,000)	—
Net Cash Provided by Financing Activities	345,980	1,429,821

INCREASE IN CASH AND CASH EQUIVALENTS	403	90,335
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,815	69,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,218	$159,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock returned and cancelled	$45,828	$—
Accrued interest reclassified to note principle	$12,522	$—
Common stock issued for convertible notes and accrued interest conversion	$—	$146,848
Discount on note payable	$—	$98,091
Resolution of derivative liability upon conversion	$—	$90,081

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

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement of funds advanced to a related party and the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the period ended December 31, 2016. Additional information is disclosed in NOTE 14, SUBSEQUENT EVENTS, Entry into a Material Definitive

Agreement.

Effects on the previously issued financial statements are as follows:

(A)Reclassification of expenditures for mine equipment, net of depreciation to misappropriated funds expense.

(B)Increased net loss for the period due to reclassification of misappropriated funds to expense.

(C)Reclassification of expenditures for operating expenses and depreciation expense to misappropriated funds expense.

(D)Accrued interest and penalties on judgements, accrued interest added to note principle and interest rate change on note payable.

(E)Restatement of cash funds regarding related party transactions and misappropriated funds.

		As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at September 30, 2016:
Mine Equipment, net of depreciation of $962	A	$10,578	(10,578)	—
Total Assets		$21,490	$(10,578)	$10,912

Accounts payable	D	$3,596,435	$21,454	$3,617,889
Accrued liabilities	D	$6,269,206	$38,073	$6,307.279
Notes Payable, current	D	$2,363,885	$12,522	$2,376,407
Total Current Liabilities		$19,255,937	$72,049	$19,327,986

Common stock		$491,951	$(454)	$491,497
Additional paid in capital		$80,899,159	$2,039	$80,901,198
Accumulated deficit	B, C, D	$(100,625,557)	$(84,212)	$(100,709,769)
Stockholders’ Deficit		$(19,234,447)	$(82,627)	$(19,317,074)
Total Liabilities and Stockholders’ Equity		$21,490	$(10,578)	$10,912

Consolidated Statements of Operations for three months ended December 31, 2016:
General and administrative	B	$467,746	$23,039	$490,785
Depreciation and amortization	A	$577	$(577)	$—
Total Operating Costs and Expenses		$508,297	$22,462	$530,759
Loss from operations		$(508,297	$(22,462)	$(530,759)

Interest expense	D	$(254,588)	$(50,595)	$(305,183)
Total Other Income (Expense)		$1,410,963	$(50,595)	$1,360,368

Net Income		$902,666	$(73,057)	$829,609

Consolidated Statements of Operations for six months ended December 31, 2016:
Exploration and other mine related costs	E	$57,397	$(17,423)	$39,974
General and administrative	B	$801,539	$23,039	$824,578
Depreciation and amortization	A	$962	$(962)	$—
Total Operating Expenses		$859,898	$4,654	$864,552

Loss from Operations		$(859,898)	$(4,656)	$(864,552)

Misappropriated funds	C	$—	$(28,963)	$(28,963)
Interest expense	D	$(551,097)	$(50,595)	$(601,692)
Total Other Income (Expense)		$632,190	$(79,558)	$552,632

Net Loss		$(227,708)	$(84,212)	$(331,920)
Consolidated Statement of Cash Flows for six months ended December 31, 2016:
Net loss		$(227,708)	$(84,212)	$(311,920)
Depreciation and amortization	A	$962	$(962)	$—
Stock issued for services		$464,587	$1,585	$466,172
Accounts payable and accrued liabilities	D	$498,513	$72,049	$570,562
Net Cash Used in Operating Activities		$(334,037)	$(11,540)	$(345,577)

Purchase of equipment	A	$(11,540)	$11,540	$—
Net Cash Used in Investing Activities		$(11,540)	$11,540	$—

The information herein amends and supersedes the information contained in our Annual Report filed on Form 10-K for the year ended June 30,2017. The affected financial statements and related financial information contained in our previously filed reports for those periods should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

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

The Company has incurred a loss of $311,920 for the six months ended December 31, 2016, and has a total accumulated deficit of $100,709,769 and a working capital deficit at December 31, 2016, of $19,317,074. The Company currently has no source of generating revenue.

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

Net Income (Loss) Per Share

Basic earnings income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended December 31, 2015 and six months ended December 31, 2016 and 2015, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive. For the three months ended December 31, 2016, diluted earnings per share is disclosed below:

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended December 31, 2016
Basic EPS
Income available to common stockholders	$829,609	257,823,491	$0.00
Diluted EPS
Dilutive effect of convertible notes	(284,990)	61,182,491
Income available to common stockholders plus assumed conversions	$544,619	319,005,982	$0.00

Dilutive potential common shares consist of convertible notes. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended December 31, 2016 was 475,000 and excluded warrants was 9,693,464, because their inclusion would have been anti-dilutive.

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

Accounting Standards to be adopted in Future Periods

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company is still evaluating the impact of the standard and has not determined the impact, if any. The new standard will not have an impact on our consolidated financial statements until revenue is achieved.

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2016 and June 30, 2016:

	December 31,	June 30,
	2016	2016
Interest	$2,730,965	$2,589,993
Vacation	15,771	15,771
Deferred and accrued payroll burden	223,569	239,262
Franchise taxes	8,695	8,695
Merger costs, net	269,986	269,986
Other	18,135	19,578
Audit	20,000	20,000
Commodity supply agreement	2,766,635	3,415,175
Property taxes	253,523	215,524

	$6,307,279	$6,793,984

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

As of December 31 and June 30, 2016, the outstanding principal balance was $450,000 and accrued interest on the senior subordinated convertible notes was $145,438 and $144,500, respectively, and is in default. In December 2016 the court administered trust paid and aggregate $23,000 to the note holders and was applied against the accrued interest on the notes.

In March 2017 the three accredited investors reached an agreement with the Company for an aggregate cash settlement of $13,500 on all the outstanding principles and accrued interest as payment in full. The settlement amount was paid according to the terms of the settlement in March 2017.

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

On October 31, 2015,  the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the six months ended December 31, 2016, amortization of loan discount recognized as interest expense was $36,295 and unamortized discount balance was $13,545 at December 31, 2016. On December 31 and June 30, 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $2,818,179 and $2,903,316, respectively, and accrued interest was $540,789 and $642,624, respectively. The note is currently due and in default at December 31, 2016. In December 2016 the court administered trust paid $174,507 to the note holder and was applied against the accrued interest on the note. IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,283 on the outstanding principle and accrued interest as payment in full. The settlement amount was paid by wire transfer in March 2017.

Convertible Unsecured Notes

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and received a consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the consideration. If the Company does not repay a Consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a Consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principle of $68,900 into 1,800,000 shares of restricted common stock. During the fiscal year ended June 30, 2016, the investor converted the balance of the note principle and added interest charges aggregating $24,433 into 916,078 shares of restricted common stock and the note was retired. The original consideration contained an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of the remaining discount balance was recognized as interest expense of $20,185.

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

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principle and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At December 31, 2016 and June 30, 2016, the note balance was $83,333 and $93,333 respectively, and amortization of the loan discount was recognized as interest expense of $23,934 for the six months ended December 31, 2016 and the unamortized loan discount balance as of December 31 and June 30, 2016, was $32,154 and $56,088, respectively.

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

On June 9, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discounts on the two notes was recognized as interest expense of $66,388. During the fiscal year ended June 30, 2016, the investor converted the note principle and added interest charges of $60,192 under the first consideration into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the two note balances. At December 31 and June 30, 2016, the two note balances were $-0- and $107,599, respectively and the unamortized loan discounts were $0 and $55,886, respectively. During the six months ended December 31, 2016, amortization of the loan discount recognized as interest expense was $55,886.

The conversion price with this investor on the two notes is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the two note tranches had aggregated outstanding principal $107,599 and had a conversion price of $$0.0003. During the six months ended December 31, 2016, the notes were not converted and were retired for $93,000 in installments, the final installment made on September 6, 2016. The transaction resulted in recognition of a gain on extinguishment of debt of $14,599.

The components of the unsecured convertible notes payable are as follows:

December 31, 2016:	Amount	Unamortized Discount	Net
Current portion	$3,351,512	$(45,699)	$3,305,813

June 30, 2016:	Principal Amount	Unamortized Discount	Net
Current portion	$3,554,249	$(161,814)	$3,392,435

NOTE 7 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and under the Agreement, the accrued interest at the time of the loan becoming due, was added to the outstanding                                                             principle balance at December 31, 2016, and from the loan due date the interest was recalculated at an increased interest rate of 14% per annum to December 31, 2016. At December 31 and June 30, 2016, the principle balance was $212,522 and $200,000, respectively and accrued interest on note is $48,468 and $47,402, respectively. In December 2016 the court administered trust paid $9,897 to the note holder and was applied against the accrued interest on the note.

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

The following summarizes notes payable:

	December 31,	June 30,
	2016	2016
Working capital advances, interest at 14% per annum, due January 15, 2015	$212,522	$200,000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly
installments of $13,874, including interest through July 2016.	398,793	398,793

Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014,
six months after the first advance on the bridge loan.	1,745,092	1,745,092

Notes payable - current	$2,376,407	$2,363,885

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

December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$360,725	$360,725

June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$306,488	$306,488

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

In December 2016 the court administered trust paid $472,831 to credit holders of the Company, and is recorded as a gain on trust debt extinguishment and payments were applied as follows:

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

Issuance of Stock

During the six months ended December 31, 2016, the Company issued the following common stock:

(i)	Issued an aggregate of 8,938,725 shares of restricted common stock for consulting services at a value of $466,172 on the date of issuance;

(ii)	Sold an aggregate of 18,962,250 shares of restricted common stock to accredited investors for cash proceeds of $224,900;
(iii)	Issued an aggregate of 18,962,250 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $224,900;

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

Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the six months ending December 31, 2016, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2016	8,375,000	$0.02	10,443,434	$0.35
Granted	—	—	18,962,250	$0.01
Canceled	(2,900,000)	$0.02	—	—
Expired	—	—	(750,000)	$0.91
Exercised	—	—	(18,962,250)	$0.01
Outstanding at December 31, 2016	5,475,000	$0.02	9,693,434	$0.31

Stock options and warrants outstanding and exercisable at December 31, 2016 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.001	5,000,000	5,000,000	1.79	$0.001	$0.15	4,320,000	4,320,000	2.12	$0.15
$0.07	100,000	100,000	3.01	$0.07	$0.38	523,434	523,434	0.70	$0.38
$0.08	100,000	100,000	2.00	$0.08	$0.40	4,500,000	4,500,000	0.58	$0.40
$0.32	100,000	100,000	0.64	$0.32	$1.00	350,000	350,000	0.03	$100
$0.36	175,000	175,000	0.78	$0.36	—	—	—	—	—
	5,475,000	5,475,000				9,693,434	9,693,434

	Outstanding Options		1.77	$0.02	Outstanding Warrants			1.25	$0.31

	Exercisable Options		1.77	$0.02	Exercisable Warrants			1.25	$0.31

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

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2016 and at June 30, 2016, the Company owed to related parties an aggregated amount of $269,787, respectively. This amount was paid to our former chief executive officer, Mr. Jordan, for his firms’ legal fees incurred prior to becoming CEO of the Company. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016.

On August 1, 2015, the Company leased a home office space from the Company CFO for $500 a month for the corporate administrative office in Albuquerque, NM until such time growth requires a larger corporate administrative office.

During the six months ended December 31, 2016, the Company transferred operating funds to the Company’s Chief Executive Officers’ certified public accounting practice operating account for disbursements on behalf of the Company. Subsequently, it was determined these disbursements made during the six month period were misappropriated in the amount of $28,963. NOTE 13, SUBSEQUENT EVENTS, Entry into a Material Definitive Agreement.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,837 and recorded $21,454 in legal fees awarded in the judgement amount.

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

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $25,371.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from January 2017 through March 25, 2019, the Company sold an aggregate of 47,673,441 units. Each unit consisted of one restricted common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 47,673,441 restricted common shares. The Company received aggregate proceeds of $6,386,416 from these sales and warrant exercises. During the period January 2017 through April 5, 2019, four current shareholders purchased and aggregate of 5,568,333 restricted common shares for $436,000. During the period December 2018 and February 2019, our chairman purchased 3,750,000 restricted common shares for $300,000.

During the period January 2017 and April 5, 2019, the Company issued 4,076,635 restricted shares of common stock for consulting services at an aggregated market value of $421,153 on the date of issuance.

In connection with the placements, the Company incurred cash placement fees of $672,842.

On May 8, 2018, the Company converted $23,824 of accrued salary for the Company CFO into 476,484 shares of restricted common stock at a market value of $47,648 on the date on conversion and recorded a loss on debt conversion of $23,824.

The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering.

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

In April 2017 we paid our former chief executive officer, Mr. Jordan, $269,787 for his firms’ legal fees incurred prior to becoming CEO of the Company. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016.

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

British Columbia Properties

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remained in trust with the sellers until payment in full.  To date, the Company has paid to the seller’s consideration of Can$260,000.  The Company disclosed in a Form 8-K filing on November 20, 2018 that it had been notified that it was in default with respect to these two November 2017 agreements and that the sellers threatened legal action.  The Company has engaged British Columbia counsel to review the two November 2017 agreements and has concluded that there were false representations made by the sellers and that certain conditions precedent of sellers were not satisfied.  As a result, the Company’s position is that these two November 2017 agreements are not and were never binding and have requested sellers to refund the Can$260,000.  The Company so informed sellers on March 4, 2019.  The Company continues to evaluate its rights and remedies in connection with this matter.  As a result, the Company does not own any rights to the four placer claims located in the Vernon mining district of British Columbia, Canada (which property is more fully set forth in the Form 8-K filing dated November 20, 2018.

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

Change of Auditors

On July 13, 2018, the Company elected to change auditors and MaloneBailey, LLP was replaced with TAAD, LLP.

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

Operating Results for the Three Months Ended December 31, 2016 and 2015

Sales, net

During the three months ended December 31, 2016 and 2015, the Company had no revenue in the periods of measurement. There were no operations during the periods of measurement and from August 26, 2015 to June 15, 2016, as we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in three months ended December 31, 2016, decreased $869,100 from $1,399,859 in the three months ended December 31, 2015 to $530,759 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable a decrease in depreciation of $431,408 as all assets included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the three months ended December 31, 2016, decreased $538,390 as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016. Exploration and mine related costs decreased $148,319 as a result of deceased property taxes of $128,432 as all properties included in the bankruptcy filing were sold on February 26, 2016. The decreases were offset by an increase in general and administrative of $249,017 and is a result increased consulting fees of $386,885, audit fees of $25,000, and offset by decreases in wages of $87,393, medical and dental of $7,810, insurance of $21,171, legal fees of 10,570 and bankruptcy fees of $91,559.

Other Income (Expense)

Other income (expense) for three months ended December 31, 2016, was $1,360,368 as compared to $(664,096) for three months ended December 31, 2015, an increase in other income of $2.024,464. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on trust debt extinguishment of $472,831, foreign currency translation of $336,008, financing costs – commodity supply agreements of $445,252 and derivative instruments liabilities of $323,798 and decreased interest charges of $446,575 which is mainly a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016.

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

For the three months ended December 31, 2016, interest expense decreased $446,575 in the current period of measurement.

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

Operating Results for the Six Months Ended December 31, 2016 and 2015

Sales, net

During the six months ended December 31, 2016 and 2015, the Company had no revenue in the current period of measurement and $6,250 in the prior period of measurement. There were no operations during the periods of measurement and from August 26, 2015 to June 15, 2016, as we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in six months ended December 31, 2016, decreased $1,620,473 from $2,485,025 in the six months ended December 31, 2015, to $864,552 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable a decrease in depreciation of $875,279 as all assets included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the six months ended December 31, 2016, decreased $755,593, as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016. Exploration and mine related costs decreased $262,777, mainly as result of deceased property taxes of $174,615 as all properties included in the bankruptcy filing were sold on February 26, 2016 and a decrease in royalties of $25,550. The decreases were offset by an increase in general and administrative of $273,176 and is a result increased consulting fees of $603,953, increased audit fees of $65,000 and offset by decreases in miscellaneous operating costs of $124,745, wages of $161,205, medical and dental of $13,982, travel costs of $32,543, insurance of $21,171, and bankruptcy fees of $91,559.

Other Income (Expense)

Other income (expense) for six months ended December 31, 2016, was $552,632 as compared to $117,986 for six months ended December 31, 2015, an increase in other income of $434,646. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on trust debt extinguishment of $472,831, gain on debt extinguishment of $14,599, a gain on financing costs – commodity supply agreements of $216,058 and decreased interest charges of $962,887, which is as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016. These income increases were offset by a decrease in derivative instruments liabilities gain of $1,216,006 and a decrease gain on foreign currency translation of $61,218.

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

For the six months ended December 31, 2016, interest expense decreased $962,887 in the current period of measurement.

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

During the six months ending December 2016, the Company proceeded to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $448,980 from the sale of common stock and the exercise of attached warrants. The funds were used as working capital to implement the Company business plan. As part of the plan, we paid off two convertible notes with a balance of $107,599 for $93,000 in cash payments and recorded a gain on extinguishment of debt of $14,599.

On December 14, 2016, the trust established by the bankruptcy court to protect the creditors, paid $472,831 to the recorded creditors and Santa Fe Gold recorded this as gain on trust debt extinguishment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

 ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended December 31, 2016, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,837 and recorded $21,44 in legal fees awarded in the judgement amount.

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

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $25,371.

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

On December 8, 2016, the board issued 5,438,725 shares of restricted common stock for consulting services at a value of $288,252 on the date of issuance.

The issuance of the restricted common shares during the three months ended December 31, 2016, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering. The cash proceeds were utilized for working capital by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

Date: April 9, 2019	/s/ Frank Mueller
Frank Mueller
Chief Financial Officer, Director and Principal Accounting Officer