Form 10-Q/A
period 2017-03-31
Santa Fe Gold CORP
filed 2019-05-07
CIK 851726

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ¨

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 357,518,450 shares of common stock par value $0.002, of the issuer were issued and outstanding as of May 6, 2019.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2017, amends the Form 10-Q that was originally filed with the U.S. Securities Exchange Commission on March 26, 2018 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the balance sheet as of March 31, 2017, and the consolidated statements of operations and cash flows for the nine months ended March 31, 2017, for the reclassification of misappropriated funds by a related party. Based on the Company’s reassessment of the transactions, the effect of the reclassifications resulted in a decrease in total assets and a decrease in net income and an increase in stockholders’ deficit. The following financial statements and disclosures were impacted from the reclassification:

Restatement of the consolidated balance sheet as of March 31, 2017, and the related consolidated statements of operations and cash flows for the periods then ended.

Updated NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Updated NOTE 13 - SUBSEQUENT EVENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,
	2017	June 30,
	(As Restated)	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$399,582	$2,815
Prepaid expenses and other current assets	4,597	4,475
Total Current Assets	404,179	7,290

Total Assets	$404,179	$7,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,222,949	$3,710,931
Accrued liabilities	6,179,204	6,793,984
Derivative instrument liabilities	—	306,488
Senior subordinated convertible notes payable, net of unamortized discount of $- and $161,814, respectively	—	3,392,435
Notes payable, current portion	2,376,407	2,363,885
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	15,138,433	19,927,596

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 283,587,054 and 221,799,662 shares issued and outstanding, respectively	567,175	443,599
Additional paid-in capital	82,886,940	80,033,944
Accumulated deficit	(98,188,369)	(100,397,849)
Total Stockholders' Deficit	(14,734,254)	(19,920,306)
Total Liabilities and Stockholders' Deficit	$404,179	$7,290

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017		2017
	(As Restated)	2016	(As Restated)	2016

SALES, net	$—	$—	$—	$6,250

OPERATING COSTS AND EXPENSES:
Exploration and other mine related costs	8,097	267,520	48,071	570,271
General and administrative	353,304	204,890	1,177,882	756,292
Depreciation and amortization	—	258,833	—	1,134,112
Reorganization costs	—	427,612	—	1,183,205
Total Operating Costs and Expenses	361,401	1,158,855	1,225,953	3,643,880

LOSS FROM OPERATIONS	(361,401)	(1,158,855)	(1,225,953)	(3,637,630)

OTHER INCOME (EXPENSE):
(Loss) gain on trust debt extinguishment	(8,068)	—	464,763	—
Gain on debt extinguishment	4,402,069	797,683	4,416,668	797,683
Gain on 363 asset sale	—	15,309	—	15,309
Misappropriated funds	(740,169)	—	(769,132)	—
Foreign currency translation (loss)	(172,735)	(180,669)	(71,181)	(17,897)
(Loss) gain on derivative instrument liabilities	27,263	27,453	(26,974)	1,189,222
Financing costs - commodity supply agreements	(367,018)	(799,839)	281,522	(367,357)
Finance charges	—	—	—	(74,458)
Interest expense	(258,541)	(600,538)	(860,233)	(2,165,117)
Total Other Income (Expense)	2,882,801	(740,601)	3,435,433	(622,615)

GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,521,400	(1,899,456)	2,209,480	(4,260,245)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$2,521,400	$(1,899,456)	$2,209,480	$(4,260,245)

Basic and Diluted Per Share data Net Income (Loss) - basic	$0.01	$(0.01)	$0.01	$(0.02)

Net Income (Loss) - diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted Average Common Shares Outstanding: Basic	269,632,372	189,842,914	260,311,769	178,838,786
Diluted	318,834,375	189,842,914	320,473,677	178,838,786

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	March 31,
	2017
	(As Restated)	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,209,480	$(4,260,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	1,134,112
Stock issued for services	488,604	66,400
Amortization of discount on notes payable	161,814	236,788
Financing costs - commodity supply agreements	(281,522)	367,357
Non-cash financing costs	288	74,458
Loss (gain) on derivative instrument liabilities	26,974	(1,189,222)
Gain on debt extinguishment	(4,416,668)	(797,683)
Gain on trust debt extinguishment	(464,763)	—
Gain on 363 asset sale	—	(15,309)
Foreign currency translation loss	71,181	17,897
Net change in operating assets and liabilities:
Accounts receivable	—	34,833
Prepaid expenses and other current assets	(122)	150,497
Accounts payable and accrued liabilities	732,066	2,170,769
Net Cash Used in Operating Activities	(1,472,668)	(2,009,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from DIP funding	—	2,520,958
Proceeds from common stock purchases	1,077,109	—
Proceeds from exercise of warrants	1,077,109	—
Payments on DIP funding	—	(283,363)
Payments on convertible debt	(284,783)	—
Net Cash Provided by Financing Activities	1,869,435	2,237,595

NET INCREASE IN CASH AND CASH EQUIVALENTS	396,767	228,247
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,815	69,305
CASH AND CASH EQUIVALENTS, END OF PERIOD	$399,582	$297,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock returned and cancelled	$45,828	$—
Derivative liabilities reclassified to equity	$333,462	$—
Common stock issued for convertible notes and accrued interest conversion	$—	$146,848
Liabilities released in the 363-asset sale	$—	$16,416,537
Discount on note payable	$—	$98,091
Resolution of derivative liability upon conversion	$—	$90,081

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016

(As Restated)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe" or "Company") is mainly a U.S. silver, gold and cobalt exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2017 and June 30, 2016, the consolidated results of operations for the three and nine months ended March 31, 2017 and 2016, and consolidated cash flows for the nine months ended March 31, 2017 and 2016. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2016. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2016 Annual Report on Form 10-K filed on November 14, 2017.

Nature of Operations

Santa Fe Gold Corporation (the “Company”, “our” or “we”) is a U.S. mining company incorporated in Delaware in August 1991. Our general business strategy is to acquire, explore, develop and mine mineral properties. The Company elected on August 26, 2015, to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and that case was dismissed on June 15, 2016. The Summit Silver-Gold Project, the Lordsburg Copper Project, Black Canyon Mica Project, Planet MIO Project, all claims and other assets were lost in the process. As the Company emerged from the bankruptcy, we had a management team of two with no assets. The Company is in the process of raising equity funds to acquire new mining claims, a potential processing plant or arrangements with a processing plant in an acceptable geographic location to potential new mining claims.

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement of funds advanced to a related party and the restated unaudited consolidated balance sheet, the unaudited statement of operations and unaudited statement of cash flows for the period ended March 31, 2017. Additional information is disclosed in NOTE 14, SUBSEQUENT EVENTS, Entry into a Material Definitive Agreement.

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

(D)Accrued interest and penalties on judgements, accrued interest added to note principle and interest rate change on note payable.

(E)Restatement of cash funds regarding related party transactions and misappropriated funds.

(F)Share issuance correction for consulting.

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet at March 31, 2017:
Cash and cash equivalents C	$616,619	$(217,037)	$399,582
Deposit on contract E	$500,000	$(500,000)	$—
Total Current Assets	$1,121,216	$(717,037)	$404,179

Mine Equipment, net A	$10,001	$(10,001)	$—
Total Assets	$1,131,217	$(627,038)	$404,179

Accounts payable D	$3,201,495	$21,454	$3,222,949
Accrued liabilities D	$6,110,212	$68,992	$6,179,204
Notes payable, current portion D	$2,363,885	$12,522	$2,376,407
Total Current Liabilities	$15,035,465	$102,968	$15,138,433

Common stock F	$567,168	$7	$567,175
Additional paid in capital F	$82,873,092	$13,848	$82,886,940
Accumulated deficit B, F	$(97,344,508)	$(843,861)	$(98,188,369)
Stockholders’ deficit	$(13,904,248)	$(830,006)	$(14,734,254)
Total Liabilities and Stockholders’ Deficit	$1,131,217	$(727,038)	$404,179

Consolidated Statements of Operations for three months ended March 31, 2017:
General and administrative C, F	$352,584	$720	$353,304
Depreciation and amortization A	$577	$(577)	$—
Total Operating Expenses	$361,258	$143	$361,401

Misappropriated funds C	$—	$(740,169)	$(740,169)
Interest expense D	$(239,204)	$(19,337)	$(258,541)
Total Other Income (Expense)	$3,642,307	$(759,506)	$2,882,801
Net Income	$3,281,049	$(759,649)	$2,521,400

Consolidated Statements of Operations for nine months ended March 31, 2017:
Exploration and other mine related costs C	$65,494	$(17,423)	$48,071
General and administration C, F	$1,154,123	$23,759	$1,177,882
Depreciation and amortization A	$1,539	$(1,539)	$—
Total Operating Expenses	$1,221,156	$4,797	$1,225,953

Misappropriated funds C	$—	$(769,132)	$(769,132)
Interest expense D	$(790,301)	$(69,932)	$(860,233)
Total Other Income (Expense)	$4,274,497	$(839,064)	$3,435,433
Net Income	$3,053,341	$(843,861)	$2,209,480

Consolidated Statement of Cash Flows for nine months ended March 31, 2017:
Net income	$3,053,341	$(843,861)	$2,209,480
Depreciation and amortization A	$1,539	$(1,539)	$—
Stock issued for services F	$475,007	13,597	$488,604
Non-cash financing costs	$29	$259	$288
Prepaid expenses and other current assets E	$(500,122)	$500,000	$(122)
Accounts payable and accrued expenses D	$629,098	$102,968	$732,066
Net Cash Used in Operating Activities	$(1,244,092)	$(228,576)	$(1,472,668)

Purchase of equipment A	$(11,540)	$11,540	$—
Net Cash Used in Investing Activities	$(11,540)	$11,540	$—

Proceeds from common stock purchases	$1,077,110	$(1)	$1,077,109
Net Cash Provided by Financing Activities	$1,869,436	$(1)	$1,869,435
Net Cash and cash equivalents, end of period	$616,619	$(217,037)	$399,582

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

The Company has incurred a net income of $2,209,480 for the nine months ended March 31, 2017, and has a total accumulated deficit of $98,188,369 and a working capital deficit at March 31, 2017, of $14,734,254. The Company currently has no source of generating revenue.

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

On March 31, 2017, the Company was in default on payments of approximately $7.33 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation and Santa Fe Acquisitions Company, a New Mexico Limited Liability Company. All significant inter-company accounts and transactions have been eliminated in consolidation

On July 19, 2016 a new company was formed: Santa Fe Acquisition LLC (“SFA”) with Tom Laws, our former CEO, as the signer, for the sole purpose of acquiring assets for Santa Fe Gold (“SFG”). On September 25, 2017, with an effective date of July 23, 2016, the former CEO assigned ownership of SFA to Santa Fe Gold whereby SFG became to sole member of SFA resulting in SFA becoming a wholly owned subsidiary of SFG.  All major purchases were made through the SFA Company for the benefit of SFG, with the funding provided by SFG.

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

Significant estimates are used when accounting for the Company's carrying value of accruals, derivative instrument liabilities, taxes and contingencies, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized as a one-day derivative loss, in order to initially record the derivative instrument liabilities at their fair value.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months and nine months ended March 31, 2017, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computation is as follows:

For the three months ended March 31, 2017	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,521,400	269,632,372	$ 0.01
Diluted EPS
Loss on derivatives - notes	72,137
Interest expense on convertible notes	59,926
Loss on foreign currency translation	172,735
Gain on debt extinguishment	(4,068,901)
Dilutive shares from options and warrants	—	49,202,003
Income available to common stockholders plus assumed exercise of options and warrants	$(1,242,703)	318,834,375	$ (0.00)

For the nine months ended March 31, 2017	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,209,480	260,311,769	$ 0.01
Diluted EPS
Gain on derivatives - notes	(174,153)
Interest expense on convertible notes	163,848
Loss on foreign currency translation	26,974
Gain on debt extinguishment	(4,068,901)
Dilutive effect of convertible notes	—	58,522,606
Income available to common stockholders plus assumed exercise of options and warrants	$(1,842,752)	318,834,375	$ (0.00)

The number of stock options excluded from the calculation of diluted earnings per share for the three months and nine months ended March 31, 2017 was 235,000 and excluded warrants was 5,023,434, because their inclusion would have been anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company has not adopted Topic 842 as of the filing of this 10-Q and at this time the Company has no material leases.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2017 and June 30, 2016:

	March 31,	June 30,
	2017	2016
Interest	$2,205,821	$2,589,993
Vacation	15,771	15,771
Deferred and accrued payroll burden	230,488	239,262
Franchise taxes	8,695	8,695
Merger costs, net	269,986	269,986
Other	41,268	19,578
Audit	20,000	20,000
Commodity supply agreement	3,133,652	3,415,175
Property taxes	253,523	215,524

	$6,179,204	$6,793,984

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

Utilizing the two methods, the aggregate fair value of the derivative instrument liabilities was determined to be $844,463 as of March 31, 2017. The following assumptions were utilized in the Black-Scholes option pricing model: (1) risk free interest rate of 0.81% to 1.25%, (2) remaining contractual life of 0.33 to 2.02 years, (3) expected stock price volatility of 124.9% to 414.4%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.176 was utilized, (5)  notes convert with variable conversion prices based on the lesser range from of $0.0425  or $0.125 or a fixed rate of 60% or 65% of  either the low 20 or 25 trading days, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 99%-537%, annualized over the term remaining for each valuation..

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

In March 2017 the three accredited investors reached an agreement with the Company for an aggregate cash settlement of $13,500 on all the outstanding principal and accrued interest as payment in full. The settlement amount was paid according to the terms of the settlement in March 2017. At the time of the agreement to settle the three accredited investors had an aggregate balance of principle and accrued interest owed them of $603,688 and the Company recorded a gain on extinguishment of debt of $590,188 on the settlement.

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

On October 31, 2015,  the note became convertible and the CFA computed an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the nine months ended March 31, 2017, amortization of loan discount recognized as interest expense was $49,840 and the unamortized discount balance was $0 at March 31, 2017. On March 31, 2017 and June 30, 2016, the total outstanding principal balance on the IGS Secured Convertible Note totaled $0 and $2,903,316, respectively, and accrued interest was $0 and $642,624, respectively. In December 2016 the court administered trust paid $174,507 to the note holder and was applied against the accrued interest on the note. IGS never submitted a conversion notice and in March 2017 reached an agreement with the Company for a cash settlement of $88,282 on the outstanding principal and accrued interest as payment in full. The settlement amount was paid by wire transfer in March 2017.

At the time of the agreed settlement the outstanding principal and accrued interest aggregated $3,563,662 and the Company recorded a gain on extinguishment of debt of $3,475,380 on the settlement.

Convertible Unsecured Notes

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and received a consideration of net proceeds $75,000, net an original issue discount (“OID) of $8,333. The consideration on the Note has a Maturity date of two years from the Effective Date and has a 10% OID component attached to it. The Company may repay the Consideration at any time on or before 120 days from the Effect Date and there would be no interest due on the consideration. If the Company does not repay a consideration on or before 120 days from its Effective Date, a one- time interest charge of 12% shall be applied to the principal sum. If the Company does not pay a consideration prior to the 120-day period, the Company may not make further payments on this Note prior to Maturity Date without written approval from the Investor. The Investor may pay additional Consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. During the fiscal year ended June 30, 2015, the investor converted note principal of $68,900 into 1,800,000 shares of restricted common stock. During the fiscal year ended June 30, 2016, the investor converted the balance of the note principal and added interest charges aggregating $24,433 into 916,078 shares of restricted common stock and the note was retired. The original consideration contained an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of discount balance was recognized as interest expense of $20,185.

On February 25, 2015, a second consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $60,973. During the fiscal year ended June 30, 2016, the investor converted the principal balance and added interest charges aggregating $62,223 into 27,522,855 shares of restricted common stock and the note was retired.

During the nine months ended March 31, 2016, the Company recorded $90,081 as resolution of derivative liability upon note conversions back into Additional Paid-in Capital.

On June 24, 2015, a third Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of and OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principal and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At March 31, 2017 and June 30, 2016, the note balance was $0 and $93,333 respectively, and amortization of the loan discount was recognized as interest expense of $56,088 for the nine months ended March 31, 2017 and the unamortized loan discount balance as of March 31, 2017 and June 30, 2016, was $0 and $56,088, respectively.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. At December 31, 2016, the third note tranche had a conversion price of $0.01625. In January 2017 the note was not converted and was retired for $90,000 in installments, with the final the final installment made on January 25, 2017. A gain on debt extinguishment of $3,333 was recorded on the debt retirement.

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

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net of an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discounts on the two notes was recognized as interest expense of $66,388. During the fiscal year ended June 30, 2016, the investor converted the note principal and added interest charges of $60,192 under the first consideration into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the two note balances. At March 31, 2017 and June 30, 2016, the two note balances were $-0- and $107,599, respectively and the unamortized loan discounts were $0 and $55,886, respectively. During the nine months ended March 31, 2017, amortization of the loan discount recognized as interest expense was $55,886.

The conversion price with this investor on the two notes is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the two note tranches had aggregated outstanding principal $107,599 and had a conversion price of $$0.0003. During the nine months ended March 31, 2017, the notes were not converted and were retired for $93,000 in installments, the final installment made on September 6, 2016. The transaction resulted in recognition of a gain on extinguishment of debt of $14,599.

The components of the unsecured convertible notes payable are as follows:

March 31, 2017:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$-	$-	$-

June 30, 2016:	Principal	Unamortized
	Amount	Discount	Net
Current portion	$3,554,249	$(161,814)	$3,392,435

NOTE 7 – NOTES PAYABLE

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest at a rate of 1% a month and is due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and under the Agreement, the accrued interest at the time of the loan becoming due, was added to the outstanding principal balance at December 31, 2016, and interest recalculated from the due date at an increased interest rate of 14% per annum to March 31, 2017. At March 31, 2017 and June 30, 2016, the principal balance was $212,522 and $200,000, respectively and accrued interest on note is $55,805 and $47,402, respectively. In December 2016 the court administered trust paid $9,897 to the note holder and was applied against the accrued interest on the note.

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

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at March 31, 2017 and June 30, 2016. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at March 31, 2017 and June 30, 2016, was $1,207,840 and $990,657, respectively is due and in default. In December 2016 the court administered trust paid $91,788 to the note holder and was applied against the accrued interest on the note.

The following summarizes notes payable:

	March 31,	June 30,
	2017	2016
Working capital advances, interest at 1% per month, due January 15, 2015	$212,522	$200,0000

Merger advance	20,000	20,000

Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793
Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092
Notes payable - current	$2,376,407	$2,363,885

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

March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	—	—

June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
None	—	—	—	—

Liabilities:
Derivative instruments	—	—	$306,488	$306,488

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

Issuance of Stock

During the nine months ended March 31, 2017, the Company issued the following common stock:

(i)	Issued an aggregate of 9,138,725 shares of restricted common stock for consulting services at a value of $476,592 on the date of issuance;

(ii)

Sold an aggregate of 37,665,909 shares of restricted common stock to accredited investors for cash proceeds of $1,077,109 and issued 3,712 shares of restricted common stock for reimbursement of bank transfer fees at value of $288; and

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

Stock options and warrants outstanding and exercisable at March 31, 2017, are as follows:

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

During the nine months ended March 31, 2017, the Company transferred operating funds to the Company’s Chief Executive Officers’ certified public accounting practice operating account for disbursements on behalf of the Company. Subsequently, it was determined these disbursements made during the nine-month period were misappropriated in the amount of $769,132. Of this amount in the current period was a $500,000 deposit that was to be made on the Alhambra Acquisition that was subsequently determined never made the sellers. See NOTE 14, SUBSEQUENT EVENTS, Entry into a Material Definitive Agreement.

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

NOTE 12 – SUMMARY OF GAIN ON DEBT EXTINGUISHMENT

We contacted 19 creditors and note holders of the Santa Fe Gold and made an offer in compromise: “the Company respectfully hereby offers a cash payment to you, in consideration of your discharge and release of any and all outstanding (non-trust) claims, in the amount of three (3%) per cent of the present principal balance otherwise owed.” Six of the creditors did not accept our offer and thirteen did. All payments were made in accordance with the settlement terms in March 2017. The combined creditors balance was $343,902 and was settled for $10,734.  The outstanding notes settled were the: IGS note and Interest that aggregated $3,580,432 and was settled for $88,282 and three note holders each had a note for $150,000 with accrued interest aggregating $625,875 and was settled for $13,500. In total $112,516 was disbursed for debt aggregating $4,511,252 and the Company recorded $4,398,736 as gain on debt extinguishment. In separate transactions the Company settled two other convertible notes with aggregate outstanding balance of $173,488 for total cash payments of $155,556 and recorded an aggregate gain on the debt extinguishments of $17,932 on the two transactions.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,837 recorded $21,454 in legal fees awarded in the judgement and accrued interest of $2,074 for the quarter ended March 31, 2017.

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

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $25,371 and accrued interest of $4,004 for the quarter ended March 31, 2017.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of March 31, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

NOTE 14 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from April 2017 through April 26, 2019, the Company sold an aggregate of 28,969,782 units. Each unit consisted of one restricted common share and one common stock warrant. The warrants had a term of 5 years and an exercise price ranging from $0.001 to $0.10. All warrants were immediately exercised resulting in the issuance of an additional 28,969,782 restricted common shares. The Company received aggregate proceeds of $4,681,177 from these sales and warrant exercises. During the period August 2018 through April 26, 2019, six current accredited shareholders purchased and aggregate of 8,500,000 restricted common shares for $612,000. During the period December 2018 and April 2019, our chairman purchased 5,000,000 restricted common shares for $400,000. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering. In connection with the placements, the Company incurred cash placement fees of $516,970.

During the period April 2017 and April 26, 2019, the Company issued 10,694,494 restricted shares of common stock for consulting services at an aggregated market value of $1,060,169 on the date of issuance. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering.

On May 8, 2018, the Company converted $23,824 of accrued salary for the Company CFO into 476,484 shares of restricted common stock at a market value of $47,648 on the date on conversion and recorded a loss on debt conversion of $23,824.

On March 20, 2019, the Company granted our Chairman of the Board of Directors and our Chief Financial Officer each 15,000,000 cashless five-year options at a strike price of $0.05, the market price on the date of the grant, for their efforts on reviving the Company.

Other Events

In April 2017, we paid our former chief executive officer, Mr. Jordan, $269,787 for his firms’ legal fees incurred prior to becoming CEO of the Company. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016.

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

Alhambra Acquisition

Pursuant to a stock purchase agreement dated August 2017, the Company will acquire all the capital stock of Bullard’s Peak Corporation (which owns five patented claims and 82 unpatented claims in the Black Hawk district of New Mexico) from Black Hawk Consolidated Mines Company for a purchase price of $3,000,000, and the capital stock of Bullard’s Peak Corporation and the mining claims collateralize the full purchase price payment.  The Company granted the seller a 2% net smelter return in perpetuity.  The net smelter return is the greater of (i) all monies the Company receives for or from any and all ore removed from the property comprising the mining claims whether for exploration, mining operations or any other reason, and (ii) the fair market value of removed ore from the property comprising the mining claims.  Title to the claims will be transferred upon receipt by seller of the full purchase price.  In August 2018, the Company was informed that the seller terminated the stock purchase agreement.  Pursuant to an amendment to the stock purchase agreement in October 2018, the Company paid the seller $100,000 and the seller rescinded the August 2018 election to terminate the stock purchase agreement and waived all then existing events of default and any additional interest, late fees, and other damage claims due to the Company’s prior breaches of the stock purchase agreement.  On October 31, 2018, the Company paid the seller an additional $100,000.  The balance of the purchase price of $350,365 (which includes $50,365 of expenses that the Company agreed to reimburse seller) is required to be paid: (i) $100,000 on or before November 30, 2018 and (ii) $250,365 on or before December 31, 2018.  If any payment is not timely paid, all rights of the Company under the stock purchase agreement shall become automatically null and void and seller shall retain all monies paid as liquidated damages for the Company’s breach, and seller shall have no further obligations to the Company, including but not limited to, any obligation to transfer the capital stock of Bullard’s Peak Corporation to the Company pursuant to the terms of the stock purchase agreement. We paid $100,000 in November 2018 with respect to the Alhambra Silver Mine acquisition and owed a balance of approximately $250,000 on December 31, 2018, to complete the acquisition. Lack of funding on December 31, 2018 resulted in us entering into a third amendment pursuant to which we paid $65,000 on January 2, 2019, $100,000 on February 28, 2019, and the final payment of $100,365 was paid on April 2, 2019.

British Columbia Properties

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remained in trust with the sellers until payment in full.  To date, the Company has paid to the sellers’ consideration of Can$260,000.  The Company disclosed in a Form 8-K filing on November 20, 2018 that it had been notified that it was in default with respect to these two November 2017 agreements and that the sellers threatened legal action.  The Company has engaged British Columbia counsel to review the two November 2017 agreements and has concluded that there were false representations made by the sellers and that certain conditions precedent of sellers were not satisfied.  As a result, the Company’s position is that these two November 2017 agreements are not and were never binding and have requested sellers to refund the Can$260,000.  The Company so informed sellers on March 4, 2019.  The Company continues to evaluate its rights and remedies in connection with this matter.  As a result, the Company does not own any rights to the four placer claims located in the Vernon mining district of British Columbia, Canada (which property is more fully set forth in the Form 8-K filing dated November 20, 2018).

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

Resignation of Board members

Longtime Board member Erich Hofer resigned effective December 28, 2018, and Tom Laws resigned effective January 9, 2019 (just prior to the shareholder meeting on January 11, 2019 in which the shareholders voted to remove him as a director).

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

The following discussion summarizes the results of our operations for the three- and nine- month periods ending March 31, 2017 and 2016, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015.

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

Operating Costs and Expenses

Our operating cost incurred in three months ended March 31, 2017, decreased $797,454 from $1,158,855 in the three months ended March 31, 2016, to $361,401 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable decreases in exploration and other mine related costs of $259,423, depreciation and amortization of $258,833 and reorganizational costs of $427,612. These decreases were offset by an increase in general and administrative of $148,414.

The decrease in exploration and mine related costs was a result mine inventory of $173,426 written off and deceases BLM claim fees of $8,318 and property taxes of $30,789 from the prior reporting period. Depreciation and amortization decreased as all assets were included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the three months ended March 31, 2017, decreased as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016.The decreases were offset by an increase in general and administrative which is mainly a result of increased consulting fees of $258,963, and offset by decreases in wages of $59,310, medical and dental of $10,254 and insurance of $34,548.

Other Income (Expense)

Other income (expense) for three months ended March 31, 2017, was $2,882,801as compared to $(740,601) for three months ended March 31, 2016, an increase in other income of $3,623,402. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on debt extinguishment of $3,604,386; a decrease in financing costs – commodity supply agreements of $432,821, and a decrease in interest expense of $341,997 which is as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016. These increases in other income were offset by a misappropriation of funds in the current period of measurement aggregating $740,169.

For the three months ended March 31, 2017, the gain on derivative financial instruments totaled $27,263 as compared a gain of $27,453 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended March 31, 2017, interest expense decreased $341,997 in the current period of measurement.

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

See financial statement NOTE 14, SUBSEQUENT EVENTS, Misappropriation of Funds and Entry into a Material Definitive Agreement, for additional detailed disclosures.

Operating Results for the Nine Months Ended March 31, 2017 and 2016

Sales, net

During the nine months ended March 31, 2017 and 2016, the Company had no revenue in the current period of measurement and $6,250 in the prior period of measurement. There were no operations during the periods of measurement and from August 26, 2015 to June 15, 2016, we were in Chapter 11 status.

Operating Costs and Expenses

Our operating cost incurred in nine months ended March 31, 2017, decreased $2,417,927 from $3,643,880 in the nine months ended March 31, 2016 to $1,225,953 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable a decrease in depreciation of $1,134,112 as all assets included in the bankruptcy filing were sold on February 26, 2016. Reorganizational costs for the nine months ended March 31, 2017, decreased $1,183,205 as no subsequent reorganizational costs were incurred after the dismissal of the bankruptcy case on June 15, 2016. Exploration and mine related costs decreased $522,200 mainly as a result of deceases in property taxes of $205,404 as all properties included in the bankruptcy filing were sold on February 26, 2016, royalties of $25,550, miscellaneous of $52,234, BLM fees of $24,994 and the write off mine inventory of $173,426 in the prior reporting period. The decreases were offset by an increase in general and administrative of $421,590 and is a result increases in consulting fees of $861,556, audit fees of $65,000 and offset by decreases in miscellaneous operating costs of $165,134, wages of $220,514, medical and dental of $24,236, travel costs of $39,550, and insurance of $55,718.

Other Income (Expense)

Other income (expense) for nine months ended March 31, 2017, was $3,435,433 as compared to $(622,615) for nine months ended March 31, 2016, an increase in other income of $4,058,048. The net increase in other income for the current period measurement is mainly comprised of the following components: increased gains on trust debt extinguishment of $464,763, gain on debt extinguishment of $3,618,985, a gain on financing costs – commodity supply agreements of $648,879 and decreased interest expense of $1,304,884, which is as a result of debt eliminated in the bankruptcy sale that occurred on February 26, 2016. These income increases were offset by a decrease in derivative instruments liabilities gain of $1,216,196 and an increase loss on foreign currency translation of $53,284. These increases in other income were offset by a misappropriation of funds in the current period of measurement aggregating $769,132.

For the nine months ended March 31, 2017, the loss on derivative financial instruments totaled $(26,974) as compared a gain of $1,189,222 for the comparable period ended. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of derivatives the CFA assumed that the Company’s business would be conducted as a going concern.

For the nine months ended March 31, 2017, interest expense decreased $1,304,884 in the current period of measurement.

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

See financial statement NOTE 14, SUBSEQUENT EVENTS, Misappropriation of Funds and Entry into a Material Definitive Agreement, for additional detailed disclosures.

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

During the nine months ending March 31, 2017, the Company proceeded to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $2,154,218 from the sale of common stock and the exercise of attached warrants. The funds were used as working capital to implement the Company business plan. As part of the plan, we paid off seven (7) convertible notes with a combined principle and accrued interest balance aggregating $4,340,838 for cash payments totaling $257,338 and recorded a gain on extinguishment of debt of $4,083,500. The Company also during the period entered into agreements with thirteen (13) creditors owed $343,902, which amount was settled for cash payments totaling $10,734 and the Company recorded a gain on extinguishment of debt of $333,168.

On December 9, 2016, the Company retained International Monetary ("IM") as its Investment Banking & Strategic Advisory firm to provide capital resources, structure financing, proprietary investor relations services, advice on maximizing growth and valuation, M&A advisory and counsel to the Company's management on other strategic decisions. IM is to receive 6 installment payments of $6,000 and 2% of the Company’s common stock on a fully diluted basis amounting to 5,665,360 shares issued at the time of signing the contract at a market value of $300,264. In addition, IM is entitled to additional common shares amounting to 2% of the Company’s common stock on a fully diluted basis six month from the date of the agreement.

On December 14, 2016, the trust established by the bankruptcy court to protect the creditors, paid $464,763 to the recorded creditors and Santa Fe Gold recorded this as gain on trust debt extinguishment. In the reporting period ending March 31, 2017, the Company corrected a recording error overstatement of $8,068.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small companies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended March 31, 2017, our management, with the participation of the Chief Executive Officer and interim Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Except as set forth herein, Santa Fe Gold and all its subsidiaries, filed for bankruptcy protection under Chapter 11 in the state of Delaware, Case # 15-11761-MFW on August 26, 2015 and on June 15, 2016, the case was dismissed on June 15, 2016, and the related risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 to the SEC on November 14, 2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Sold an aggregate of 18,703,659 shares of restricted common stock to accredited investors for cash proceeds of $852,619 and issued 3,712 shares of restricted common stock for reimbursement of bank transfer fees at value of $288; and

issued an aggregate of 18,703,659 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $852,619.

On January 25, 2017, the board issued 200,000 shares of restricted common stock for consulting services at a value of $10,420 on the date of issuance.

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

Date: May 7, 2019	/s/ Frank G. Mueller
Frank G. Mueller
Chief Financial Officer, Director and Principal Accounting Officer