Form 10-K
period 2019-06-30
Santa Fe Gold CORP
filed 2020-07-15
CIK 851726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2019, 2018 and 2017 (As Restated)

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

 None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.002 par value	SFEG	OTC PINK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant at the end of the second fiscal quarter ended December 31, 2018, was approximately $20,978,990 based on the last reported sale price of the registrant’s common stock as reported on the OTC Marketplace operated by OTB Market Group, Inc. on December 31, 2018.

As July 8, 2020, there were 415,957,718 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

Explanatory Note

EXPLANATORY NOTE

Unless the context requires otherwise, references to “Santa Fe Gold,” “Santa Fe,” “we,” “us,” our and the “Company” refer to Santa Fe Gold Corporation and its consolidated subsidiaries.

Financial Information Included in this 10-K

This is the first Annual Report filed by Santa Fe Gold after the original filed 10-K for fiscal year ended June 30, 2017, filed on July 5, 2018,with the Securities and Exchange Commission(“ the SEC or Commission”) Readers should be aware that several aspects of this report differ from previous Annual Reports on Form 10-K, as it covers three annual years of the Company. This Annual Report on Form 10-K for the year ended June 30, 2019, also contains our audited Consolidated Financial Statements for the years ended June 30, 2018 and 2017 (As Restated), which have not previously been filed (except for 2017 which are being restated hereby).

We have not filed and do not intend to file an amendment to any of our previously filed Annual Report on Form 10-K for the fiscal years ended prior to June 30, 2017. Prior to the filing of this Annual Report, the Company has filed amended Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 and December 30, 2016, and the quarter ended March 31, 2017. Concurrent with this filing, or as soon as practical, we are filing Quarterly Reports with the SEC on Form 10-Q for each of the quarters ended September 30,2017 and December 31, 2017; March 31, 2018, September 30, 2018 and December 31, 2018; March 31, 2019, September 30, 2019 and December 31, 2019 and March 31, 2020.

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report

On October 1, 2018, we disclosed in a Form 8-K that the board of directors formed a special committee in September 2018 to investigate and analyze certain financial transactions in the aggregate amount of approximately $1 million that occurred primarily between July 2016 and March 2018 involving Tom Laws (our former chief executive officer).  The special committee investigation determined that Mr. Laws initially owes the Company $1,197,198 excluding penalty and accrued interest, of which $485,966 has been received by the Company to date and the Company has proceeded against Mr. Laws to collect the balance. The Company does not anticipate collection a material portion of the amount due us, See Item 3, “Legal Proceedings

The Company concluded that these financial transactions materially impacted the previously issued consolidated financial statements for, and financial information relating to, the fiscal year ended June 30, 2017.  These financial statements for the fiscal year ended June 30, 2017 previously filed should not be relied upon. The Company’s financial statements for the fiscal year ended June 30, 2017, have been restated and are included herewith.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Annual Report filed on Form 10-K are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein and furnished herewith as exhibits for more complete descriptions of the terms and conditions set forth therein. Please see the exhibit index at the end of this report for a complete list of those exhibits.

We are required to comply with the United States Securities and Exchange Commission Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”), with respect to disclosures related to our mineral properties. The terms “mineralized material”, “mineralization” or similar terms as used in this Annual Report on Form 10-K does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of mineralized material or mineralization will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Annual Report may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict,” “strategy” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding the following uncertainties, among other things:

•our ability to continue as a going concern;

•our ability to acquire financing to allow us to remain in business, engage in mining operations and/or develop any mines;

•projections regarding capital costs, expenditures, potential revenues, operating costs, production and economic returns may differ significantly from those that we have anticipated;

•exposure to all of the risks associated with mining operations, if any development of one or more of our projects is found to be economically feasible;

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

•claims , investigations, enforcement actions and other legal proceedings against us, and consequences therefrom;

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

•developments in the Department of Justice (“DOJ”) and SEC investigations;

•any projected revenues;

•our growth strategies,

•anticipated trends in our industry;

•unfavorable weather conditions;

•the commercial and economic viability of any mines;

•availability of materials and equipment;

•failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

•our ability to seek out and acquire high quality gold, silver and/or copper properties.

Actual events or results may differ materially from those discussed in forward-looking statements as as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described herein generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. We caution you not to place undue reliance on these forward-looking statements.  Do not invest in our common stock based on forward-looking statements.  We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Overview of Events

We are a mining company engaged in the business acquiring and developing metal and mineral properties that may contain recoverable gold and/or silver deposits.  Although management is optimistic about its plans for developing certain such properties, to date, minimal mining activities have commenced and there can be no assurance that they will or that if they do commence, that the Company’s mining activities will be profitable.  After the dismissal from bankruptcy in June 2016, we had no assets and approximately $20 million of indebtedness was reinstated.

The properties we currently own were acquired subsequent to our dismissal from bankruptcy proceedings.  We are in the process of raising capital that is required, in part, to begin development of our current mining properties and to help meet our working capital requirements. There can be no assurances that we will be successful in raising the capital necessary to implement our business plan or if we are successful, that there may not be additional or superseding demands on our capital resources. Although the Company has been successful in meeting its capital requirements in the past, since emerging from Bankruptcy and management is optimistic about being able to secure needed funding, any failure to do so or any unforeseen expenses or other demands on the Company’s capital could result in the need to curtail or cease operation, resulting in losses to investors.

We are an exploration company that owns certain mining leases and other mineral rights. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

Company Organizational Chart

Overview of Recent Developments

Old New Mexico Properties Acquisitions

In August 2017, the Company acquired the Malone Mine claims, Playa Hidalgo Placer claims. On October 23, 2017, the Pinos Altos claims were purchased for an aggregate of $500. These mining claims are located in Grant County and Hidalgo County, New Mexico.

Alhambra Acquisition

Pursuant to a stock purchase agreement dated August 2017, the Company acquired all the capital stock of Bullard’s Peak Corporation and the related patented unpatented claims in the Black Hawk district of New Mexico from Black Hawk Consolidated Mines Company for a purchase price of $3,115,365.  The Company granted the seller a 2% net smelter return in perpetuity on all patented and unpatented claims.  The net smelter return is the greater of (i) all monies the Company receives for or from any and all ore removed from the property comprising the mining claims whether for exploration, mining operations or any other reason, and (ii) the fair market value of removed ore from the property comprising the mining claims.

Based upon the Company’s review of FASB’s Business Combinations (Topic 805) Update amendment and the acquisition and outside independent documentation for this acquisition, it does not meet the requirements of acquiring a business or a business combination. All assets acquired are concentrated in a single identifiable asset, Land. The Company relies on Sections 805-10-55-5, 805-10-55-5A and 805-10-55-5B that identify the acquisition is not considered a business or business combination.

There were no mining operations being conducted on the property on the date of acquisition.  Based on the Company’s analysis and understanding of documents obtained from outside sources and the sellers’ representations, no mining operations have been conducted on the property for the last five years.  This is based on records from the New Mexico Department of Mines reflecting that they have no records of mining or exploration permits having ever been issued to any entity called Bullard’s Peak Corporation. A review of filed corporate tax returns also reflects no operational activities. To further assist the Company to determine if it acquired a business or a business combination, it looked to Accounting Standards Update 2017-01 Business Combinations (Topic 805).

Based upon the Company’s review of FASB’s Business Combinations (Topic 805) Update amendment and the acquisition and outside independent documentation for this acquisition, it does not meet the requirements of acquiring a business or a business combination. All assets acquired are concentrated in a single identifiable asset, Land. The Company relies on Sections 805-10-55-5, 805-10-55-5A and 805-10-55-5B that identify the acquisition is not considered a business or business combination.

To date, there have been no mining or exploration activities at this mine site. With limited information, the Company has done an initial economic feasibility study and will need to complete future exploration activity on the property prior to developing a proper mining plan for the site. The Company currently considers the location as an exploration property with required geological work yet to be performed.

British Columbia Properties

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remains in trust with the sellers until payment in full. To date, the Company has paid Can$260,000.  The Company owes the sellers Can$140,000 and 10,000,000 shares of Company common stock. Based upon our subsequent scrutiny and analysis of the transaction, the Company in February 2019 initiated an arbitration proceeding against the seller to void and rescind the purchase of these British Columbia properties. In addition to voiding and rescinding the transaction, the Company is seeking additional remedies.  The Company cannot predict the outcome of this arbitration, and there is no assurance that the Company will not lose its interest in these claims, or owe seller the remaining outstanding amounts. In connection with this arbitration, the Company’s legal position is to void the transaction and, due to the uncertainty of the outcome, has provided an impairment of the amount at June 30, 2019, in the amount of $210,116.

Agreement for Two New Mexico Mining Properties

The Company formed a wholly-owned subsidiary, Minerals Acquisitions, LLC, that entered into an Agreement with a mining operator in January 2019 to purchase two properties in western New Mexico, known as the Billali Mine and the Jim Crow Imperial Mine (the “Billali Agreement” and the “Jim Crow Agreement.”) The purchase price for all rights and interests to be conveyed is $2,500,000 for the Billali Mine and $7,500,000 for the Jim Crow Imperial Mine, each documented as separate definitive agreements, with aggregate consideration for both definitive agreements payable as follows pursuant to the third amendment to the aforementioned agreements dated effective May 1, 2020:

*$500,000 paid to date as of the filing date;

*buyer to pay $50,000 monthly commencing   July 1, 2020 and continuing for the next subsequent 19 months;

*commencing 30 days after the last payment above, and continuing for the for an additional 48 subsequent payments, buyer to make each 30 days  a payment in the amount of  $175,000;

* after the final payment above and 30 days thereafter, the buyer will make the final payment of $100,000 completing the purchase.

*each payment made hereunder will be allocated twenty-five per cent (25%) to the Billali and seventy-five percent (75%) to the Jim Crow, Imperial.

The Agreement has a 5% net smelter return (NSR) royalty on the nine patented Lode Claims up $650,000, and a 3% NSR royalty thereafter.

Title and all rights and interest in the properties will be conveyed under the agreements upon completion of the payments of the purchase prices of the properties. The Company has the right to cancel the Agreement at any time.

Minerals Acquisitions, LLC was transferred the Jim Crow mine permit on August 20, 2019, from the selling party. The Company leases water rights for the mine site. The Company began initial site mining preparations at the Jim Crow mine during the last calendar quarter of 2019 and anticipates the first shipment of processed mineralized ore in the third calendar quarter of 2020 to our smelter. There can be no assurance of continued shipments of our processed mineralized ore until the Company enters into a long-term contract with the smelter, upon acceptance of our mineralized ore.

Due to Covid-19 the smelter and all laboratories are on a very slow pace. We sent a sample to a laboratory, designated by our potential smelter, was taking four to six weeks to provide an analysis of the ore sample submitted.  Upon receipt of successful laboratory results, the smelter will discuss an initial contract for our material.

There were no mining operations being conducted on the property on the date of purchase.  Based on the Company’s analysis and understanding of annual filed reports filed by the sellers, no mining operations have been conducted on the properties in the last four or five years.  A review of the tax returns for the calendar years ended 2016-2018 support this position. The Company has inquired with the New Mexico Mining and Minerals Division to obtain the last few years of filings on Form 7, Annual Report Metal and Mill Concentrate Operations. The current reports obtained from the Division, reflect no mining operations have occurred in the years 2014 to 2018. Accordingly, (i) there were no revenue-producing activities and (ii) in connection with the acquisition, no employee base was associated with the acquisition, no market distribution system was associated with the acquisition, no sales force or customer base was associated with the acquisition, and no production techniques or actual production was associated with the acquisition of the properties. The Company believes that the physical facilities need various improvements prior to beginning mining operations.

To further assist the Company to determine if it acquired a business or a business combination, it looked to Accounting Standards Update 2017-01 Business Combinations (Topic 805). Based upon the Company’s review of the purchase agreement that provides for only the purchase of patented and unpatented mining claims as detailed in the agreement. Ownership transfers of these claims are not to transferred until the full amount specified in the agreement is paid in full. The Company has reviewed the tax returns of the sellers for their calendar tax years 2016-2018, which indicate no operations have occurred in those years. Based upon the Company’s review of FASB’s Business Combinations (Topic 805) Update amendment and the review of the acquisition documentation, this acquisition does not meet the requirements of acquiring a business. All assets to be acquired are concentrated in a single identifiable asset or group of similar identifiable assets, patented mining leases, as descripted in the Agreement. The Company relies on Sections 805-10-55-5, 805-10-55A and 805-10-55-5B that identify the acquisition is not considered a business or a business combination.

The Company considers this property to be an exploration property. The Company will capitalize the payments under the Agreement as made to the sellers for the mineral interest. Initial activities on the sites will be to complete limited exploration activities and required mine development projects with the intent to start limited mining activities in the first half of calendar 2020. These activities may be delayed based on the current outbreak of Covid-19 situation and current unknown factors at this time.

When the Company begins receiving revenue stream from these projects, the Company will amortize the capitalized payment balance each quarter thereafter. Companies that have reserves under Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, on properties that have no reserves we will depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated life of the mine, as determined by our geologist. As we have no reliable information to compute a units of production methodology, we will amortize our capitalized costs on a straight-line basis. Because of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have established reserves on their properties.

Competition

The mining industry is highly competitive.  We will be competing with numerous companies, substantially all of which have far greater resources available to them that we are likely to when we commence operations.  We therefore may be at a significant disadvantage in the course of obtaining materials, supplies, labor, and equipment from time to time.  Additionally, we are and will continue to be an insignificant participant in the business of mining exploration and development.

Compliance with Government Regulations

Overview

Continuing to acquire and explore mineral properties in the State of New Mexico will require the Company to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of New Mexico and the United States.

The mining industry, (specifically the activities of exploration, drilling) operate in a legal environment that requires permits to conduct virtually all operations. Thus, permits are required by local, state and federal government agencies.   Local authorities, usually counties,

also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Like all other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and to protect threatened or endangered species, in the vicinity of our mining operations. These include “permitting” or “pre-operating approval” requirements that are designed: (i) to ensure the environmental integrity of a proposed mining facility, (ii) to ensure operating plans are designed to mitigate the effects of discharges into the environment during exploration, mining operations, and reclamation and (iii) that post-operation plans are designed to remediate the lands affected by a mining facility once commercial mining operations have ceased.

United States.  Mining in the State of New Mexico is subject to federal, state and local law. Three types of laws are of particular importance to the Company’s U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

Land Ownership.  On Federal Lands, mining rights are governed by the General Mining Law of 1872 (General Mining Law) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, the Company has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

Mining Operations

The exploration of mining properties and development and operation of mines is governed by both federal and state laws.  The State of New Mexico likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts.  The State of New Mexico Mining and Minerals Division requires mine permits for each mining location. The permit has an Annual Permit Fee that is due by April 30 of each year. The Annual Permit Fee for minimal impact mines is currently $250.

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project.  Generally, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan to restore or replace the affected area. Often these requirements result in delays and/or costly studies or changes in the proposed activities; which may extend the time to completion. Although this may be necessary in order to mitigate the negative impact of certain aspects of an initial plan.  All of these factors make it more difficult and costly to operate; and have a negative, and sometimes fatal, impact on the economic viability of the exploration or mining operation at issue. Finally, it is possible that future changes in laws or regulations could have a significant impact on our business, requiring the planned activities to be economically reevaluated at that time.

Environmental Law

Federal legislation in the United States and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies—in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act—have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

The Clean Water Act.  The Federal Clean Water Act is the principal Federal environmental protection law regulating mining operations in the United States as it pertains to water quality.

At the state level, water quality is regulated by the New Mexico Environment Department.  If our exploration or any future development activities could affect a ground water aquifer, we are required to apply for a ground water discharge permit in compliance with the groundwater regulations. If exploration affects surface water, then compliance with surface water regulations is required.

The Clean Air Act.  The Federal Clean Air Act establishes ambient air quality standards, limits the discharges of new sources and hazardous air pollutants and establishes a Federal air quality permitting program for such discharges. Hazardous materials are defined in the Federal Clean Air Act and enabling regulations adopted under the Federal Clean Air Act to include various metals. The Federal Clean Air Act also imposes limitations on the level of particulate matter generated from mining operations.

National Environmental Policy Act (“NEPA”).  NEPA requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined.

Endangered Species Act (“ESA”).  The ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered or threatened species or result in the destruction or adverse modification of their critical habitat. In order to facilitate the conservation of imperiled species, the ESA establishes an interagency consultation process. When a federal agency proposes an action that “may affect” a listed species, it must consult with the USFWS and must prepare a “biological assessment” of the effects of a major construction activity if the USFWS advises that a threatened species may be present in the area of the activity.

National Forest Management Act.  The National Forest Management Act, as implemented through Title 36 of the Code of Federal Regulations, provides a planning framework for lands and resource management of the National Forests. The planning framework seeks to manage the National Forest System resources in a combination that best serves the public interest without impairment of the productivity of the land, consistent with the Multiple Use Sustained Yield Act of 1960.

Wilderness Act.  The Wilderness Act of 1964 created a National Wilderness Preservation System composed of Federally owned areas designated by Congress as “wilderness areas” to be preserved for future use and enjoyment.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA generally imposes joint and several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Governmental agencies or third parties may seek to hold the Company responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

The Resource Conservation and Recovery Act (“RCRA”). RCRA was designed and implemented to regulate the disposal of solid and hazardous wastes. It restricts solid waste disposal practices and the management, reuse or recovery of solid wastes and imposes substantial additional requirements on the subcategory of solid wastes that are determined to be hazardous. Like the Clean Water Act, RCRA provides for citizens’ suits to enforce the provisions of the law.

National Historic Preservation Act.  The National Historic Preservation Act was designed and implemented to protect historic and cultural properties. Compliance with the Act is necessary where federal properties or federal actions are undertaken, such as mineral exploration on federal land, which may impact historic or traditional cultural properties, including native or Indian cultural sites.

Effect of Existing or Potential Government Regulations

Mineral exploration, including mining operations are subject to governmental regulation. Our operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined, and we are not aware of any probable government regulations that would impact the Company at this time, although there can be no assurances that regulations may not arise in the future. To the extent that government regulations do arise in the future, they may have a negative effect on our operations, which may in turn, result in losses to investors.  This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. As soon as we have a mining operation, we will be required to arrange and pledge certificates of deposits for reclamation with the state regulatory agencies. At this time no reclamation cost is calculated or carried forward.

Employees

We currently have two full time employees as of our current fiscal year end.  In order to implement our business plan, we will be required to employ or retain qualified consultants with the technical expertise to evaluate and mine our mineral properties and for administrative duties as required. We initially planned to employ approximately ten to twelve miners upon commencing our initial mining operations in New Mexico in late 2019. Thereafter, we hired approximately thirteen and as of the most recent date hereof, we have eight employees working on our mining operations in New Mexico in June 2020. The reduction in employees is due to the continuing effects of Covid-19.

Insurance

We currently maintain liability and workmen’s compensation insurance coverage to cover losses or risks incurred in the ordinary course of business.

Exploration

The Company has spent only nominal amounts during each of the last three fiscal years on exploration and mine development.

Seasonality

We have no properties at this time that are subject to material restrictions on our operations due to seasonality.

Office Facilities

Our principal executive offices are located at 3544 Rio Grande Blvd. NW, Albuquerque, NM 87107. Our telephone number is (505) 255-4852.

Dismissal of Bankruptcy Proceeding and Emergence from Voluntary Reorganization

In August 2015, the Company filed for Chapter 11 bankruptcy protection in Delaware in order to secure the existing assets from creditor actions, Case No. 15-11761 (MFW).  Jakes Jordaan, our former chief executive officer, filed an affidavit in support of the first day motion that we had only one remaining option (plan) to have an orderly sale of all assets to satisfying qualified debt without any plan thereafter and he began working with an investment banker to assist with these efforts. The “asset sale” took place in February 2016 and left Santa Fe and its subsidiaries without any assets but with the remaining debt.

After the dismissal of the bankruptcy case, the Company had limited assets, but remained liable for all commitments and debts that then were outstanding.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO are subsidiaries of the Company with nominal assets and all of their commitments and debts remain. The bankruptcy court set up a trust fund funded by the activities of the Summit mine (main asset sold in bankruptcy proceedings) for five years from the inception of mine production at the Summit mine, with the funds held in trust distributed by an independent trustee to certain unsecured creditors.

Santa Fe failed to provide a plan of reorganization in connection with its petition under Chapter 11of the United States Bankruptcy Code. The significant transactions that occurred upon emergence from bankruptcy were as follows:

•The approximately $20 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated; and

•The courts established a trust in April 2016 for the benefit of certain creditors. A profit interest was attached to the Summit mine for the benefit of certain creditors holding unsecured claims filed by each creditor.

The Company received Bankruptcy Court confirmation of the dismissal in June 2016, and subsequently emerged from bankruptcy. The only funds available for the future administrative costs were prepaid insurance funds of approximately $49,000. The Company subsequently began selling on a best-efforts basis equity for the cash needed for working capital purposes. Currently we have no continuing commitment from any party to provide working capital, and there is no certainty that the Company will be able to continue its current business plan.

At the end of the Company’s fiscal year ended June 30, 2019, the Company wrote off debt and related, accrued interest in the aggregate amount of $12,506,540. The write off of debt was related to two finance facilities that were outside of the British Columbia statutes of limitations. The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the two finance facilities. It was determined that the finance facilities were subject to the laws of the Providence of British Columbia and the federal laws of Canada. The Company received a written legal opinion from legal counsel, with respect to the two finance facilities and any sums due there under.  Our counsel determined, after researching the Limitations Act (British Columbia) and relevant case law in the Provence of British  Columbia, that the sums the Company had been carrying on its books and records related to those two finance facilities were time barred from any collection efforts because they are outside of statute of limitations period allowed under British Columbia law.  Stated differently, the statutes of limitations has run for the two finance facility liabilities pursuant to the Limitations Act (British Columbia) and no future claims can be commenced in the Providence of British Columbia for collection thereunder.  Therefore, the Company has no outstanding legal obligation on the two finance facilities.

Available Information

We make available, free of charge, on or through our Internet website, at www.santafegoldcorp.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this report on Form 10-K.

You can read our SEC filings, including this annual report as well as our other periodic and current reports, on the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

ITEM 1A.  RISK FACTORS

The Company operates in a rapidly changing environment that involves numerous risks and uncertainties involving precious metal prices, explorations costs and government oversight. Investors should carefully consider the risks described below before purchasing the Company’s common shares. The occurrence of any of the following events could negatively affect our business operations and our results of operations. If these events occur, the trading price of the Company’s common shares could decline, and shareholders may lose part or even all of their investment.

Risk Associated with Our Business

All of our properties are in the exploration stage. There can be no assurance that we will establish the existence of any metal or mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we are not likely to earn any revenues from these properties, and our business could fail.

We have not established that any of our mining properties contain commercially viable mineral or metal reserves.  Our ability to conclude that an individual prospect has any viable mineral or metal reserves requires further efforts and any funds that we spend on exploration may be lost. Even if we do eventually discover commercially viable mineral or metal reserves on one or more of our properties, there can be no assurances that we will develop producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored and mined, are ultimately developed into commercially viable producing mines.

The commercial viability of an established mineral deposit will depend on a large number of factors including, by way of example, the size, grade and other attributes of the mineral or metal deposit, the proximity of the resource to infrastructure, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified metal or mineral resource unprofitable.

Even if commercial viability of a mineral or metal deposit is established, we may be required to expend significant resources until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to both establish proven and probable reserves as well as those required to implement permitting and drilling operations. Because of these uncertainties, investors have no assurances that our drilling programs will result in commercially viable operations nor that we will be successful in the establishment or expansion of any resources or reserves. Any failure in our ability to successfully execute on the forgoing will adversely impact our business results of operations, in turn leading to losses for investors.

Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are not defined terms under SEC Industry Guide 7 and are not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of potential mineral deposits that may be considered mineral resources will ever be converted into reserves. Our mineral resources have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. Our properties currently do not contain any known proven or probable ore reserves under SEC Industry Guide 7 reporting standards. Investors are cautioned not to assume that any mineral resources will ever be converted into SEC Guide 7 compliant reserves.

If we establish the existence of commercially viable mineral or metal resources on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could suffer.

If we do discover mineral and metal resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or effect acceptable shipping arrangements therefor) and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds.  Although we may derive substantial benefits from the discovery of commercially exploitable deposits, there can be no assurance that such a resource will be large enough to justify commercial operations or that we will be able to raise the funds required for development and/or processing on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities, infrastructure, development, processing or related activities, our business may fail and we may be forced to curtail or cease operations.

Our exploration and extraction activities may not be commercially successful.

While we believe there are positive indicators that our properties contain commercially exploitable minerals and metals, such belief has been based solely on preliminary tests that we have conducted and data provided by third parties. There can be no assurance that the tests and data upon which we have relied are correct or accurate.  Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of most exploration programs.  The success of mineral exploration and development is determined in part by the following factors:

•the identification of potential mineralization based on analysis;

•the availability of permits;

•the quality of our management and our geological and technical expertise; and

•the capital available for mining operations.

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, and to develop the mines and facilities and infrastructure at any site chosen for mining.  Whether a mineral or metal deposit will be commercially viable depends on a number of factors, which include, without limitation: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection; and general economic factors, which include, without limitation, market prices for certain minerals or metals, labor costs, the impact of technological innovations on the supply and demand for the commodities we mine.  If our exploration and extraction activities are not successful, our business will likely fail.

There may be challenges to the title of our mineral properties.

The Company has acquired certain rights to its properties by unpatented claims, ownership of land or by lease from those owning the property and its patented claims are limited.  The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application.  There can be no assurance that the validity of our titles to our properties will be upheld or that third parties will not otherwise seek to invalidate those rights. In the event the validity of our title to any of these properties are not upheld, such events would have a material adverse effect on us.

Mineral operations are subject to applicable law and government regulations. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of them. If we cannot exploit any mineral resources that we discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.

Companies, such as ours that plan to engage in exploration and extraction activities, often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for our activities is subject to the discretion of government authorities, and we may be unable to obtain or maintain such permits.  Permits required for future exploration or development may not be obtainable on reasonable terms, on a timely basis or at all.  There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration or development of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest.  It is possible that our properties could be located on or near the site of a Federal Superfund cleanup project. Although we endeavor to avoid such sites, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. We are not currently aware of any environmental issues or litigation relating to any of our current or former properties but if they were to arise, we could face significant liability that would negatively impact our operations that would cause our business to fail.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital, equipment and personnel are intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are currently an insignificant participant in the mining industry due, in part, to our limited financial and personnel resources. We may be unable to: i) attract the necessary investment capital or a joint venture partner to fully develop our mineral properties,  ii) acquire other desirable properties, iii) attract and hire necessary personnel, or iv) purchase necessary equipment.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

The business of exploring for and extracting minerals and metals involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. These factors are not within our control. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these metals or minerals on the basis of available technology. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral or metal properties, such as, but not limited to:

•encountering unusual or unexpected formations;

•environmental pollution;

•personal injury, flooding and landslides;

•variations in grades of minerals or metals;

•labor disputes; and

•a decline in the price of gold, silver or copper.

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down on our investment in such property interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.  The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

Our exploration and development activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

The exploration, possible future development and production phases of our business will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations, if any, may adversely affect our operations. If we fail to comply with any of the applicable environmental laws, regulations or permit requirements, we could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop our operations or require a considerable capital expenditure. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is always a possibility that those opposed to exploration and mining may attempt to interfere with our operations, whether by legal process, regulatory process or otherwise.

We could be subject to environmental lawsuits.

Neighboring landowners, other third parties and governmental entities could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties.  There can be no assurance that our defense of such claims will be successful.  A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

Risks Associated with our Company

Litigation with respect to Mr. Laws may not result in additional funds being obtained to reduce his indebtedness owed to the Company.

The Company has determined by its records that Mr. Laws initially owes us $1,197,198 ; after deducting the sum of $485,966 collected from him, the total amount Laws owed prior to collection of the Company is  $711,232 (the “Missing Funds”) plus penalties, professional fees and accrued interest. The Company has commenced litigation and collection efforts, including foreclosure on pledged assets to collect these funds.  Mr. Laws filed a petition for protection under the U.S. Bankruptcy Code and has sought to use that proceeding to challenge the Company’s rights to foreclose on certain property that was pledged as security in connection with a promissory note he provided to the Company. That promissory note was issued by Mr. Laws when it was discovered that he owed the Company and payment of the amount he owed the Company was demanded. Based on the position our legal counsel has taken, we believe that Mr. Laws’ challenge to the Company’s security interest will not be supported, nevertheless there can be no assurances that the Company will be able to collect the balance of the Missing Funds from Mr. Laws.  Failure to collect the balance of funds from Mr. Laws will adversely impact the Company’s financial condition, including the impact from loss of the funds themselves, although that adverse effect has already been realized and the Company has been operating without the balance of the Missing Funds since they were absent in 2017. As a result of Mr. Laws’ actions, the Company will have the additional expenses associated with the restating of its financial statements, which is included in this filing made on Form 10-K.  There were also expenses associated with engaging the special committee to conduct a forensic review of the Company’s books and records in connection with the transactions giving rise to the Missing Funds. Additionally, the Company incurred and may continue to incur the costs associated with engaging counsel to represent the Company in this matter and in the investigations.  That is, the investigation(s) or “pre-investigation(s)” that have been conducted or may be conducted by the SEC and DOJ; as well as the costs to settle any matters related thereto, may be significant.  The Missing Funds together with the additional expenses that may arise as a result of Mr. Laws’ actions in the aggregate are likely to be substantial.  To the extent that they are substantial and that the Company is unable to collect any further sums from Mr. Laws, the Company’s business and results of operations will be adversely affected.

The DOJ and the SEC investigated or are currently investigating the Company, including financial transactions involving Thomas Laws.

The U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) have, or may have, each initiated investigation into the Company, its officers, directors, and potentially others, resulting from the Laws transactions.  The SEC has obtained a formal order to investigate the Company with respect to Laws, and while we understand that the DOJ investigation lead to Mr. Laws plea of guilty to various charges, including charges based on his actions alleged by the Company, we also understand that Mr. Laws is currently awaiting sentencing in connection with his plea(s) of guilty.   The Company does not anticipate collecting a material amount due from Mr. Laws in his criminal proceedings.  However, it believes that if it is ultimately successfully in recovering any further sums from Mr. Laws, beyond what it has already recovered, that any additional recovery will be determined by the U.S. Bankruptcy Court.

The SEC investigation surrounding the financial transactions involving Thomas Laws may result in other officers, directors or third-parties or the Company being subject to related or different enforcement actions.

None of funds that Mr. Laws owes the Company were ever received by anyone other than Mr. Laws, nor was there ever any evidence found (after a forensic review of the Company’s books and records by an independent special committee) that anyone else benefited in any way from the Laws transaction(s). However, notwithstanding the forgoing, the SEC continues to investigate this matter, and the Company is aware that one of our officers is the subject of the investigation and that officer is in settlement discussions with the Commission to bring closure to the investigation.  If settlement terms are not reached by the parties, there would likely be an adversarial proceeding commenced by the Commission. Balanced against the certainty that defending would be time consuming and costly, settlement (under reasonable terms) is seen as preferable. There is no assurance that this investigation will not include other affiliates of the Company or the Company itself, and it can’t be predicted as to where this investigation may lead or what the Commission might ultimately decide to seek in terms of judicial relief.  If the Commission brings an enforcement action against any of the forgoing, it would likely have a material adverse effect on the Company and its operations.

The SEC could take the position that we have paid impermissible finders’ fees or that we aided and abetted a violation of the registration requirements by paying compensation to an individual acting as an unregistered broker dealer.

In the past, we paid finders’ fees in connection with the placement of certain shares of our common stock to an individual who is a non-U.S. resident. While the Company is confident that it met the factors set forth in the SEC Paul Anka No Action Letter (Issued July 24, 1991) (the seminal No Action Letter where transaction based compensation for finders has been approved by the Commission), by definition, the facts set forth in the aforementioned No Action Letter vary from those facts in all other situations including those that were present when finder’s fees were paid by the Company. As such, the SEC is not compelled to find the letter applicable in other situations and with other fact patterns.   Nevertheless, we believe that the facts in the Company’s case are more compelling that those set forth in the Anka letter. The issuer in the Anka Letter did not have a pre-existing relationship with investors, whereas the Company not only had a pre-existing relationship with investors, the investors were almost entirely existing shareholders of the Company. Although, (a) the finder did not have involvement in negotiating or structuring transactions with investors (the Company’s investors had already determined to purchase, no sales material was provided by the finder with the sole exception of a blank subscription agreement that the finder was provided by the Company and that was provided along with the per share price to the investor as a courtesy); (b) the finder did not value or opine as to the Company’s common stock’s value and did not participate in negotiating on behalf of the investor or the Company; (c) the finder was not in the business of brokering transactions and its activity, as a finder, was isolated to helping the Company and again, (d) although fees were paid in connection with the sales of the Company’s common stock, this was disclosed on the subscription agreements and the other items were as limited or more limited than those that were present that gave rise to the SEC’s Paul Anka No-Action Letter. Further out of an abundance of caution, no commissions or finder’s fees have been paid in connection with the placement of common stock subsequent to August 2018. Nevertheless, if the SEC were to disagree with the Company’s analysis, the Company would be in a position to where it would be required to defend its position or to reach a settlement with the Commission, either of which could be costly and have a negative impact on the Company and its results of operations.

There can be no assurance the Company will successfully implement its plans.

We have historically incurred net losses from operations and we expect losses in the future periods.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business which seeks to obtain funds to finance its operations in a highly competitive environment.  There can be no assurance that we will successfully implement any of our plans (including without limitation production of any mine, shipping ore to a smelter or otherwise commercially exploit our properties) in a timely or effective manner or that we will ever be profitable.  In addition, there can be no assurances that we will choose to continue to develop any of our current properties because we intend to consider and, as appropriate, to divest ourselves of properties that may no longer be a strategic fit to our business strategy or that we lack the necessary capital to develop.  If we lack the capital to implement our plans, we will be forced to curtail or cease operations.

Mineral exploration and development inherently involves significant and irreducible financial risks. We may suffer from the failure to find and develop profitable mineral deposits.

The exploration for and development of mineral deposits involves significant financial risks, which even a combination of careful evaluation, experience and knowledge may not eliminate. Unprofitable efforts may result from the failure to discover mineral deposits. Even if mineral deposits are found, such deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines. Mining companies rely on consultants and others for exploration, development, construction and operating expertise.

Substantial expenditures are required to establish ore reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

Once a mineral deposit is developed, whether it will be commercially viable depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use, importing and exporting of minerals and environmental protection; and mineral prices. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

Significant investment risks and operational costs are associated with our exploration activities. These risks and costs may result in lower economic returns and may adversely affect our business.

Mineral exploration, particularly for gold, involves many risks and is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the project may change. Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our financial condition and results of operations may be negatively affected.

Any of our future acquisitions may result in significant risks, which may adversely affect our business.

An important element of our business strategy is the opportunistic acquisition of operating mines, properties and businesses or interests therein within our geographical area of interest. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

Our ability to find and acquire new mineral properties is uncertain. Accordingly, our prospects are uncertain for the future growth of our business.

Because mines have limited lives based on proven and probable ore reserves, we may seek to replace and expand our future ore reserves, if any. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold. Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand future ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable. As a result, our future revenues from the sale of gold or other precious metals, if any, may decline, resulting in lower income and reduced growth.

Delaware law and our by-laws protect our directors from certain types of lawsuits.

Delaware law provides that our directors will not be liable to us or our stockholders for monetary damages except for certain types of conduct as directors. Our by-laws require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We are in the preliminary stages of mining the Jim Crow Mine.

The Company is in the preliminary stages of mining operations in the Jim Crow Mine and anticipates the first shipment of ore during the second or third quarter of calendar 2020.  The Company currently does not have a long-term shipping contract and there can be no assurances that shipping to this smelter will continue in future periods or that the Company will receive revenue therefrom.  There can be no assurances of continued mining operations at the Jim Crow Mine or the shipment of ore to the smelter, any of which would adversely impact investors.

Dismissal of Bankruptcy Proceeding and Emergence from Voluntary Reorganization did not result in the elimination of Company liabilities.

After the dismissal of the bankruptcy petition in June 2016 and the sale of the Company’s significant assets, the Company emerged with nominal assets and remained liable for all commitments and debts that then were outstanding.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO are subsidiaries of the Company with nominal assets and all of their commitments and debts remain outstanding.  The bankruptcy court set up a trust fund, funded by the activities of the Summit mine (main asset sold in bankruptcy proceedings) for five years and the trust funds will be distributed to certain unsecured creditors by an independent trustee. The Company failed to provide a plan of reorganization with the filing for protection under the Bankruptcy Code and as such, its debts were not discharged.  The significant transactions that occurred upon emergence from bankruptcy were as follows:

•The approximately $20 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated; and

•The courts established a trust in April 2016 for the benefit of certain creditors. A profit interest was attached to the Summit mine with the benefit for certain creditors holding unsecured claims filed by each creditor.

Accordingly, there can be no assurance that the Company liabilities remaining after the emergence from bankruptcy will not materially impact the Company.  The Company has no continuing commitment from any party to provide working capital, and there is no certainty that the Company will be able to raise sufficient capital to fund any or all existing liabilities as well as to fund its current business plan.  The failure to raise needed capital may result in the curtailment or cessation of our business. Notwithstanding the emergence from Bankruptcy with the aforementioned liabilities, a significant portion of them became time barred from collection by virtue of the 2 year limitation period imposed by statute of limitations for the Provence of British Columbia and as such, upon receipt of a legal opinion coving the same, were written off and are no longer required to be reflected in the Company’s financial statements as an enforceable liability. (See Item I Business – “Dismissal of Bankruptcy Proceeding and Emergence from Voluntary Reorganization.”)

We have a history of operating losses and expect to incur substantial operating losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

We have had no revenues during the last two fiscal years, may not generate revenues this current fiscal year, and we are not currently profitable.  We do not have sufficient capital to fund operations through June 30, 2020 and will need to raise additional funding to implement our business strategy.  Even if we succeed in developing any of our properties, we expect to incur operating losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future.  As the Company has no commitment for debt or equity financing, the Company will be reliant upon best efforts fund raising activities to provide sufficient working capital to fund current and future needs.  There can be no assurance that the Company will be successful in its best efforts capital raising efforts, and the failure to raise needed capital will result in the curtailment or cessation of our business.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company’s securities should be considered a high-risk investment because investors will be placing funds at risk in an early stage business with unforeseen costs, expenses, competition, a history of operating losses and other problems, to which start-up ventures are often subject. Investors should not invest in the Company’s securities unless they can afford to lose their entire investment.  Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry.  Our operating history does not provide a meaningful basis for an evaluation of our current prospects.  Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether other properties contain commercial quantities of mineral or metal reserves or, if they do, if they will be operated successfully.

If we cannot raise additional funding, we will be unable to implement our business plan.

Since we do not generate any revenues, we may not have sufficient financial resources ourselves, to undertake all planned development activities relating to our business plan.  There can be no assurances that additional financing will be available to us or that if available, that it would be on terms acceptable to us.  We do not have any commitments for debt or equity financing at this time, nor do we have credit facilities available with financial institutions or other third parties, and investors may lose their all of their investment if we are unable to secure such financing in a timely manner.  As the Company has no commitment for debt or equity financing, the Company will be reliant upon its own best efforts fund raising activities to provide sufficient working capital to fund its current and future needs, as well as on the potential cash flow from operations.  There can be no assurances that the Company will be successful in its best efforts capital raising or receive significant cash flow from operations; and the failure to generate needed working capital may result in the curtailment or cessation of its business, and losses for investors.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

Even if we obtain funding for operations, we may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management, as well as our operational and administrative systems, controls and other resources. There can be no assurances that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future; or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. There can be no guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

If we are unable to manage growth effectively, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

The loss of key personnel could adversely impact the Company.

The nature of our business, including our ability to continue our current activities depends, in large part, on the efforts of our key personnel, the loss of any of which could have a material adverse effect on our business. As previously mentioned, the SEC instituted a formal investigation against our former CEO and if it were to continue to seek enforcement action(s) against other individuals that are important to the Company, we could effectively lose the services of those individuals.  This is because frequently with enforcement actions, the SEC seeks to bar individuals from serving as officers or directors or otherwise participating in certain activities for or on behalf of public companies, often five years and occasionally on a permanent basis.  When the SEC seeks a “bar” against an individual, consent to a bar is generally one of the required terms of settlement insisted upon by the Commission.

We may be unable to continue as a going concern.

As a result of our financial condition, our auditors have expressed doubt as to our ability to continue as a going concern which may have an adverse impact on our relationship with third parties with whom we do business, and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and future prospects.  The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

A substantial or extended decline in gold and silver prices would have a material adverse effect on the value of our assets, on our ability to raise capital and could result in lower than estimated economic returns.

The value of our assets, our ability to raise capital and any future economic returns are substantially dependent on the prices of gold and silver. Gold and silver prices fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence gold prices, for example, include:

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

Risks Related to our Common Stock

Our common stock is thinly traded, and there is no guarantee as to the prices at which the shares may trade.

Trading of our common stock is quoted by OTC Markets Group, Inc., under the ticker symbol “SFEG.”  Since the Company has not been current in its filings with the SEC, the Company has a “stop sign” associated with its trading symbol.  Although, it will be removed when we are current in our SEC filings, in the interim period while this “stop sign” is posted by OTC Markets Group, it adversely impacts our ability to raise capital and provide for meaningful trading.  We are in the process of filing past-due reports with the SEC and plan to become current in our filing obligations as soon as practicable. Thus, management views this as a short-term issue as of the date of the filing of this set of periodic reports filed on Form 10-K.   Additionally, not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions, number of market makers and lack of security analysts’ research coverage of the Company.  This may result in systemically lower prices for your common stock than might otherwise be obtained if the Company had been listed on the NYSE or NASDAQ exchanges and could also result in a larger spread between the bid and ask prices that are quoted for our common stock.  Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or that there will be sufficient volume to allow stockholders to sell their shares without having an adverse effect on market prices.

Because our common stock is currently a “penny stock,” it may be difficult to sell shares at times and prices that are acceptable.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks overall as a result. Accordingly, you may not always be able to resell shares of our common stock in ordinary transactions at times and prices that you feel are appropriate.

The sale of our common stock by existing stockholders may depress the price of our common stock due to the limited trading market that exists.

Any sales of a significant amount of common stock by existing shareholders may depress the price otherwise causing the price of our common stock may decline.

A small number of existing shareholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any shareholder vote.

A relatively small number of shareholders hold large concentrations of shares and under our certificate of incorporation and Delaware law, the vote of a majority of the shares outstanding is generally required to approve most shareholder actions. As a result, these individuals and entities will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our certificate of incorporation or proposed mergers or other significant corporate transactions.

The Company’s stock price and volume is highly volatile, limited and sporadic.

The market price of our common stock has fluctuated historically and may continue to fluctuate in the future.  These fluctuations may be exaggerated since the trading volume is volatile, limited, and sporadic.  These fluctuations may or may not be based upon any business or operating results.  Our common stock may experience similar or even more dramatic price and volume fluctuations in the future.

The Company will not pay dividends on its common stock.

We have never paid any cash dividends on any shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock.

We have offered and sold and will continue to offer and sell shares without registration under the Securities Act, through exemptions available under the Securities Act. All such shares are "restricted securities" as defined by Rule 144 ("Rule 144") when issued under available exemptions from registration under the Securities Act, and cannot be resold without registration except in reliance on Rule 144 or another applicable exemption from registration. In general, under Rule 144, our non-affiliates (who have not been affiliates within the past 90 days) can sell restricted shares held for at least six months, subject only to the requirement that we make current information available publicly as required by Rule 144. Our affiliates can sell restricted securities after they have been held for six months, subject to compliance with manner of sale, volume restrictions, Form 144 filing and current public information requirements.

No prediction can be made as to the effect, if any, that future sales of restricted shares of common stock, or the availability of such common stock for sale, will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of such common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of the common stock.

Risk Factors Related to the COVID-10 Pandemic

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Patented Mining Claims

We hold eight (8) patented claims related to the Jim Crow Imperial Mine and the one (1) for the Billali Mine, all of which are held by our wholly owned subsidiary, Minerals Acquisitions, LLC together with thirteen (13) for the Alhambra Mine held by our wholly owned subsidiary, Bullard’s Peak Corporation.  Patented mining claims, such as the ones located in our Jim Crow Imperial Mine, our Billali Mine and our Alhambra Mine, are mining claims on federal lands that are held in fee simple by the owner. No maintenance fees or royalties are payable to the BLM; however, payments and royalties with third parties are applicable on some of these claims.

Unpatented Mining Claims:  The Mining Law of 1872

Except for the eight (8) patented claims held for the Jim Crow Imperial Mine, two (2) are unpatented and the one (1) patented claim for the Billali Mine, held by our wholly owned subsidiary, Minerals Acquisitions, LLC; and the thirteen (13) patented claims, eighty nine (89) of our claims for the Alhambra Mine held by our wholly owned subsidiary, Bullard’s Peak Corporation, are considered “unpatented.” Thus, our mining rights consist of agreements covering “patented” and "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the “General Mining Law.” Unpatented mining claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. We have not filed a patent application for any of our unpatented mining claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

Our exploration, development and mining rights relate to patented and unpatented mining claims covering federal and State lands in the State of New Mexico.  Location of mining claims under the General Mining Law, is a self-initiation system under which a person physically stakes an unpatented mining claim on public land that is open to location, posts a location notice and monuments the boundaries of the claim in compliance with federal laws and regulations and with state location laws, and files notice of that location in the county records and with the Bureau of Land Management (“BLM”). Mining claims can be located on land as to which the surface was patented into private ownership under the Stock raising Homestead Act of 1916, 43 U.S.C. §299, but the mining claimant cannot injure, damage or destroy the surface owner's permanent improvements and must pay for damage to crops caused by prospecting. Discovery of a valuable mineral deposit, as defined under federal law, is essential to the validity of an unpatented mining claim and is required on each mining claim individually. The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The General Mining Law also contains provision for acquiring five-acre claims of non-mineral land for mill site purposes. A mining operation typically is comprised of many mining claims.

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The General Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201 et seq., mining claims are invalidated if evidence of assessment work is not timely filed with BLM. However, in 1993 Congress enacted a provision requiring payment of a small claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than 10 claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim The General Mining Law provides a procedure for a qualified claimant to obtain a mineral patent (i.e., fee simple title to the mining claim) under certain conditions. It has become much more difficult in recent years to obtain a patent. Beginning in 1994, Congress imposed a funding moratorium on the processing of mineral patent applications which had not reached a designated stage in the patent process at the time the moratorium went into effect. Additionally, Congress has considered several bills in recent years to repeal the General Mining Law or to amend it to provide for the payment of royalties to the United States and to eliminate or substantially limit the patent provisions of the law.

Mining claims are conveyed by deed or leased by the claimant to the party seeking to develop the property. Such a deed or lease (or memorandum of it needs to be recorded in the real property records of the county where the property is located, and evidence of such transfer needs to be filed with BLM. It is not unusual for the grantor or lessor to reserve a royalty, which as to precious metals often is expressed as a percentage of net smelter returns.

Overview of Mining Properties Locations

Santa Fe Gold Mining Properties In Grant County, New Mexico
Billali Mine
Jim Crow-Imperial Group
Black Hawk District

Steeple Rock District, Grant County New Mexico – Project Description

Properties - The Jim Crow, Imperial and Billali Mines

Santa Fe’s properties consist of the Jim Crow group of patented and unpatented claims in the southern part of the district and the Billali patented claim in the northern. The Jim Crow group is made up of 7 patented and 2 unpatented mining claims. The Billali consists of one patented mining claim.

Patented Lode Claims

	Name	MS No.
1	Imperial Lode	MS 1012 A
2	Jim Crow Lode	MS 1012 B
3	Gold King Lode	MS 1012 C
4	Portal Lode	MS 1012 D
5	Gold Bug Lode	MS 1012 E
6	Red Prince Lode	MS 1012 F
7	Three Brothers Lode	MS 1012 G
8	Contention Lode	MS 1012 H

Unpatented Lode Claims

	Name	BLM Serial Number
1	Papoose No 1 Lode	Leslie Billingsley – claimant
1	Papoose No 2 Lode	Leslie Billingsley – claimant

Location and Access

The Steeple Rock mining district in the western part of Grant County New Mexico. The district lies approximately 45 miles east of the town of Safford, Arizona and approximately 10 miles northeast of Duncan, Arizona. The district is reached by well-maintained county roads from Duncan.

Billali Claim
Showing
Existing Workings & Historic Diamond Drill Holes
Coordinates = NM State Plane West
Hoover Tunnel
Billali Claim
Billingsley Decline
Historic Diamond Drill Holes
Knudson Tunnel
Co. Road
Cor 1
Cor 2
Cor 3
Cor 4
Cor 5
668,000
2,370,000

District Historical and Prior Operations

The Steeple Rock district was discovered in 1860’s and was in production until the so-called “silver panic” of 1893.  Since 1893, there has been little activity.  We believe that the Steeple Rock district was reopened at different times in the 1950’s, 1960’s and the 1970’s, but no sustained development or production is believed to have occurred.  There has been some trenching and surface geochem work done at various times. During the time of elevated precious metal prices after 1980 there was considerable activity including a project at the Imperial-Jim Crow by Queenstake Resources in the early 1980’s and work by ASARCO also in the 1980’s. The Billali was explored by Biron Bay Resources in 1990-1993 and again in 2013-2014 by Shooting Star Mining Co. In 2010 the Summit mine was successfully developed and operated but closed in 2013.

Title and Ownership of the Billali and Jim Crow and Imperial Mines Project

The Company determined the Agreement with the sellers of the properties is a lease at its inception and provides for grant of use. The Company has the right to cancel the Agreement at any time. The Company considers the properties to be exploration  properties. The Agreement gives the Company surface, mining, and access rights. These are subject only to any limitations imposed by federal, state and local regulations, the free, unrestricted and uninterrupted right of access, ingress and egress to the Billali, Jim Crow and Imperial Mines over existing roads or alternate routes approved by Seller and the right to enter upon and occupy the Billali, Jim Crow and Imperial Mines for all purposes reasonably incident to exploring for, developing, mining (by underground mining, surface mining, strip mining or any other surface or subsurface method, including any method later developed), extracting, milling, smelting, refining, stockpiling, storing, processing, removing and marketing there from all ores, metals, minerals, mineral products (including intermediate products) and materials of every nature or sort, and the right to place, construct, maintain, use and thereafter remove such structures, facilities, equipment, roadways, haulage ways, utility lines, reservoirs and water courses, and other improvements as may be necessary, useful or convenient for the full enjoyment of all of the rights granted under this Agreement. Buyer shall have sole and exclusive custody, possession, ownership and control of all ore, rock, drill core and other mineral substances extracted or removed from the Billali, and Jim Crow and Imperial Mines and may sell or otherwise dispose thereof. The right to use any of Seller’s water rights, which rights are hereby assigned, on, about, under or appurtenant to the Billali and Jim Crow to facilitate the exploration, mining and processing rights granted in this Agreement. Until the total price under the Agreement is paid, title on all owned properties and unpatented property remain in the name of the seller under the Agreement.

Mineralization and Geology

The Steeple Rock district is classified as a high level, epithermal gold and silver bearing quartz vein system hosted principally in andesite lava flow rock which comprises the lower part of the Tertiary volcanic section in the region. Other rocks exposed within the district are Precambrian igneous and metamorphic rocks, Paleozoic sedimentary rocks, and Mesozoic igneous and sedimentary rocks. The veins trend northwesterly and northerly. Most of the historic production has been from the northwest trending set of veins. Veins within the district are numerous and only a few of them have undergone systematic development.

The ore in the Steeple Rock district appears to be controlled by rock lithology, with the host rock being a coarse-grained quartz diorite. Vein boundaries are sharp and the vein filings are generally recognizable visually. Mineralization in the Steeple Rock mining district consists of numerous narrow carbonate veins containing varying amounts of cobalt and nickel, silver, uranium, and arsenic.  This is a geologic type of mineral deposit generally called “five element veins.”

Description of the Jim Crow and Imperial Mines

The Jim Crow group covers approximately 4,000 feet strike length on the north trending Imperial vein and approximately 2,600 feet strike length of the northwest trending Jim Crow vein system. The Imperial mine occupies the southernmost 1,000 feet of the Imperial vein at which point the Jim Crow system branches to the northwest. The north trending Imperial continues another 3,050 to the property end line.  The Jim Crow trend consists of three, possibly more, sub-parallel veins converging to the northwest.

The Jim Crow mine is well equipped and in good working order. It is served by a 320 feet deep inclined shaft with a well-designed steel headframe. The hoist is equipped with up to date safety devices. The shaft is capable of lifting 30 tons per hour and can handle both ore and waste at the same time. The mine has three levels, 50 feet, 200 feet and 300 feet, all with air, water and ventilation services installed. Broken muck is moved to the shaft by scrapers on the 50 and 200 levels and by 2 feet gauge rail on the 300 level.

The location of the Jim Crow mine is highly advantageous in that the unexplored and undeveloped segments of the Imperial and Jim Crow veins can be easily accessed from the mine. The lower 300 -foot level can be extended to the south to explore and develop the Imperial vein below it lowermost 200-foot level in the area intercepted by the encouraging drill holes. It can also be extended to the northwest to explore the northwest extension of the Jim Crow vein and its parallel “wall” veins and the area where these veins “intersect”. The unexplored north trending segment of the Imperial vein could also be readily accessed from the Jim Crow Mine.

Description of the Billali Mine

The Billali property consists of one patented mining claim. It covers 1,200 feet of vein length and is situated approximately 3,000 feet northwest of the Summit mine.

The principal working on the Billali is a 12’ x12’ decline driven at grade of -20% for approximately 1120 feet.  The decline was started on the northeast flank of the vein zone, driven across it for approximately 260 feet and then turned southeast and continued straight along the zone for another approximately 580 feet. The present water level is at approximately 800’.  From that point it extended in an irregular manner for another 650 feet to its present head approximately, 260 feet vertically below the portal. A lateral level was driven 300 feet northeast across the vein zone from the bottom of the decline. The first 856 feet of the decline is set up for rail haulage using a winch stationed on the surface.

The Billali occupies the northwest extension of the Summit vein. In the 1990-1992 time period Byron Bay Resources, a Canadian mining company, conducted an extensive exploration program on the Summit vein including the Billali mine. Data in the mine owner’s archives are poorly documented and drill hole collars are not definitely located. Diamond drilling was done on the Billali claim in 1990, 1991 and 1992. Partial data is available for twenty of these drill holes. Byron Bay Resources company reports dated 1990 and 1991 describe a vein zone approximately 350 feet wide with discontinuously mineralized footwall and hanging wall quartz veins, ranging from 3 to 15 feet true width. Biron Bay Resources, in a report dated 25 Nov 1991 cite vein intercepts for drill hole B-91-15 with interval of 5’ (core length) of .24 oz/ton Au and 12.63 oz/ton Ag. Drill hole B-91-16 is cited 14.5’ (core length) at .301 oz/ton Au and 21.8 oz/ton Ag.

In 2013 and 2014 Shooting Star Mining Co. optioned the property and continued development. Their intention was to expand on the previous work of Biron Bar Resources and to “in fill” the drill intercepts of that 1990-90 project. They drove the decline to explore the drill intercepts of Biron Bay. The company completed 21 underground diamond drill holes. The Shooting Star drilling failed to establish horizontal continuity for the earlier drilling but did establish that high grade mineralization over economically viable widths was present. They concluded that the prospect would not support a conventional mine-mill operation.

The work by these two companies has demonstrated that, although the vein is not consistently mineralized enough to support a large-scale operation, there are numerous lenses and pockets of high-grade rock that could be profitably extracted by careful development and mining.

Exploration Status

We have not established that our Billali Mine and Jim Crow Mine rights contain proven or probably reserves, as defined under SEC Industry Guide 7.  Minimal exploration activities have commenced to date and minimal exploration costs have been incurred or paid. To date, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work.  The Company will need to raise funds to conduct exploration work and it currently lacks firm commitment financing for any exploration activities.

The Company commenced development of the Jim Crow mine in late 2019. Work to date has consisted of upgrading the surface facilities, rehabilitating the shaft, expanding the hoisting capability and underground development on three levels. A crushing plant was purchased and installed at Duncan, Arizona, in late 2019.

The Company will need to further develop the properties for sustained production. Such work will consist of exploration drilling from surface and underground, mine development to include drifting, raising and stope development, and further improvement of the surface facilities and crushing plant. Additional equipment will be needed to be purchased or leased.  The Company currently lacks the capital to fund these expenditures.

Current Billali Exploration and Status

Exploration and development work done in the 1990’s and in the 2011-14 time period suggest there are potentially mineable pipe-like high grade zones with indications of vertical continuity distributed throughout the length of the property. These can be in any of the three or more veins that are presently identified within the approximately 350 foot wide structural zone that makes up Billali vein zone.

Santa Fe is currently mining one of these gold-silver bearing pipe-like bodies that has recently been discovered approximately 180 feet from the portal. Long hole drilling in the overlying Hoover Tunnel some 70 feet above suggest that this zone is continuous for at least that far. The mined high silica vein rock is being stockpiled and will be sent as a trial shipment to a nearby smelter pending the aggregation of 500 tons. Assuming acceptance of the trial shipment and execution of a contract with the smelter, the mine will be developed on three levels approximately 100 vertical feet apart. These levels will crosscut the entire vein zone and the veins will be developed by a series of lateral workings from these crosscuts.  The mineralized high silica rock will be shipped directly, with no processing, as flux to the smelter.

Because of the advanced stage of development of this property and the existing infrastructure, and the opportunity to market the product directly to a nearby smelter, these pipe-like bodies can be exploited for relatively low cost.

Power and Water

The Company will be required to use water from the mine, to be stored in a water tank to be placed on the property, for its water source.  It is believed that this water will be sufficient for any development purposes.  The Company will be required to place a generator on the property for electricity.

Development Plans

Santa Fe Gold believes that a profitable operation can be established and sustained in the Steeple Rock district by careful development and mining the high silica, gold and silver bearing vein rock thought to be present in both the Jim Crow and Billali mines. The district has a long record of producing high quality smelter flux ores that were directly shipped to nearby copper smelters. Both the Jim Crow and Billali mines are well developed with services in place. Both can be commissioned with relatively little development cost. By taking advantage of existing development and by carefully mining and shipping this vein material directly to a smelter we expect to realize an acceptable return and avoid the high capital expense usually associated with the development of a mine-mill complex.

Description of Black Hawk Project

Property Location and Access

The Black Hawk district, also called the Bullard’s Peak district in some references, is located approximately 15 miles west-southwest of Silver City New Mexico. Santa Fe Gold Corp. owns 13 patented and 82 unpatented mining claims covering approximately 72% of the known extent of the district. This property includes four of the five mines with recorded production among which are the two largest, the Black Hawk and the Alhambra. The property is reached by truck on a private dirt road that turns left off a paved highway, which access road is approximately 15 miles west-southwest of Silver City.  The claims are all located within approximately 1,900 acres.

Property Description

The Black Hawk district, sometimes referred to as the Bullard Peak district, is located in Grant County, New Mexico, approximately 15 miles by road west of Silver City, New Mexico, the terminus of a branch line of the Atchison, Topeka and Santa Fe Railway.  The district is in the northeastern foothills of the Big Burro Mountains at an altitude of approximately 5,450 to 6,150 feet.  Scattered junipers, scrub oak, small pines, and brush cover the hillsides.  Most of the district is drained by way of Black Hawk Canyon which bisects the area and flows northward to Mangas Creek, but the eastern part is drained by tributaries of Silver Dale Creek, which flows northeastward to Mangas Creek.  Mangas Creek flows into the Gila River about 9 miles northwest of the mouth of Black Hawk Canyon.

The ore in the Black Hawk district appears to be controlled by rock lithology, with the host rock being a coarse-grained quartz diorite.  Vein boundaries are sharp and the vein filings are generally recognizable visually. Mineral property claims are as follows:

Patented Lode Claims

	Name	MS No.
1	Alhambra Lode	MS 869
2	Kent County Lode	MS 778
3	Blackhawk Lode	MS 364A
4	Bullernat Lode	MS 546
5	Little Rhody Lode	MS 365A
6	Extension Lode	MS 772
7	Pumpkin Lode	MS 548
8	Silver Glance Lode	MS 366A
9	Good Hope Lode	MS 480
10	Chicago Lode	MS 771
11	Surprise Lode	MS 367A
12	Cornucapia Lode	MS 770
13	Stonewall Lode	MS 547

Unpatented Lode Claims

	Name	BLM Serial Number
1	Alhambra Extension – Lode	NMMC 50356
2	Easy Days – Lode	NMMC 50357
3	Old Hobson – Lode	NMMC 50358
4	Argentine No. 5 – Lode	NMMC 85992
5	Argentine No. 6 – Lode	NMMC 85993
6	Argentine No. 7 – Lode	NMMC 85994
7	Argentine No. 8 – Lode	NMMC 85995
8	Argentine No. 9 – Lode	NMMC 85996
9	Argentine No. 17 – Lode	NMMC 86004
10	Argentite #1 – Lode	NMMC 64721
11	Argentite #2 – Lode	NMMC 64722
12	Argentite #3 – Lode	NMMC 64723
13	Argentite #4 – Lode	NMMC 64724
14	Argentite #10 – Lode	NMMC 64725
15	Argentite #11 – Lode	NMMC 64726
16	Argentite #12 – Lode	NMMC 64727
17	Argentite #13 – Lode	NMMC 64728
18	Argentite #14 – Lode	NMMC 64729
19	Argentite #15 – Lode	NMMC 64730
20	Argentite #16 – Lode	NMMC 64731
21	Argentite #18 – Lode	NMMC 64732
22	Argentite #19 – Lode	NMMC 64733
23	Argentite #20 – Lode	NMMC 64734
24	Argentite #21 – Lode	NMMC 64735
25	Argentite #22 – Lode	NMMC 64736
26	Contention #1 – Lode	NMMC 64719
27	Contention #2 – Lode	NMMC 64720
28	No Show #1 – Lode	NMMC 106382
29	No Show #2 – Lode	NMMC 106383
30	No Show #3 – Lode	NMMC 106384
31	No Show #4 – Lode	NMMC 106385
32	No Show #5 – Lode	NMMC 106386
33	No Show #6 – Lode	NMMC 106387
34	No Show #7 – Lode	NMMC 106388
35	No Show #8 – Lode	NMMC 106389
36	No Show #9 – Lode	NMMC 106390
37	No Show #10 – Lode	NMMC 106391
38	No Show #11– Lode	NMMC 106392
39	No Show #12 – Lode	NMMC 106393
40	No Show #13 – Lode	NMMC 106394
41	No Show #14 – Lode	NMMC 106395
42	No Show #15 – Lode	NMMC 106396
43	No Show #16 – Lode	NMMC 106397
44	No Show #17 – Lode	NMMC 106398

45	No Show #18 – Lode	NMMC 106399
46	No Show #19 – Lode	NMMC 106400
47	No Show #20 – Lode	NMMC 106401
48	Rhonda #1 – Lode	NMMC 106402
49	Rhonda #2 – Lode	NMMC 106403
50	Rhonda #3 – Lode	NMMC 106404
51	Rhonda #4 – Lode	NMMC 106405
52	Rhonda #5 – Lode	NMMC 106406
53	Rhonda #6 – Lode	NMMC 106407
54	Rhonda #7 – Lode	NMMC 106408
55	Rhonda #8 – Lode	NMMC 106409
56	Rhonda #9 – Lode	NMMC 106410
57	Rhonda #10 – Lode	NMMC 106411
58	Rhonda #11 – Lode	NMMC 106412
59	Rhonda #12 – Lode	NMMC 106413
60	Rhonda #13 – Lode	NMMC 106414
61	Rhonda #14 – Lode	NMMC 106415
62	Rhonda #15 – Lode	NMMC 106416
63	Rhonda #16 – Lode	NMMC 106417
64	Rhonda #17 – Lode	NMMC 106418
65	Rhonda #18 – Lode	NMMC 106419
66	Pec-II #1 – Lode	NMMC 106420
67	Barite – Lode	NMMC 109082
68	Barite No. 2 – Lode	NMMC 109083
69	Barite No. 3 – Lode	NMMC 109084
70	Jody #1 – Lode	NMMC 115276
71	Jody #2 – Lode	NMMC 115277
72	Jody #3 – Lode	NMMC 115278
73	Jody #4 – Lode	NMMC 115279
74	Jody #5 – Lode	NMMC 115280
75	Jody #7 – Lode	NMMC 115281
76	Jody #8 – Lode	NMMC 115282
77	Jody #9 – Lode	NMMC 115283
78	Jody #10 – Lode	NMMC 115284
79	Stonewall Surprise – Lode	NMMC 193678
80	Alhambra Extension 2 – Lode	NMMC 193679
81	No Show No. 21 – Lode	NMMC 193680
82	No Show No. 23 – Lode	NMMC 193681

History and Prior Operations

The Black Hawk district was discovered in 1881 and was in production until the so called “silver panic” of 1893. Since its main productive period, ending in its closure in late 1893 or early 1894, there has been little activity in the Black Hawk district. One of the mines, the Black Hawk was reopened in 1917 and some development done in the upper levels. Both the Black Hawk and the Alhambra were reopened at different times in the 1950’s, 1960’s, and the 1970’s but no sustained development or production was achieved.  There has been some trenching and surface geochem work done at various times.

Project  Status and Exploration Activities

We have not established that our Black Hawk and Bullard Peak rights contain proven or probably reserves, as defined under SEC Industry Guide 7.  No exploration activities have commenced to date and no exploration costs have been incurred or paid.  To date, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work.  The Company will need to raise funds to conduct exploration work and it currently lacks firm commitment financing for any exploration activities.

The Company will need to prepare the property for exploration and drilling activities, including building infrastructure, installing facilities, and purchasing equipment. Future exploration drilling on any of our properties that consist of BLM land will require us to either file a Notice of Intent (NOI) or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is required for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.

The Company currently lacks sufficient capital to fund these expenditures and is currently allocating working capital to the Jim Crow and Billali project.

Mineralization and Geology

Mineralization in the Black Hawk mining district consists of numerous narrow carbonate veins containing varying amounts of cobalt and nickel, silver, uranium, and arsenic. It is one of a well-known, but poorly understood, geologic type of mineral deposit generally called “five element veins”. They are also rich in uranium, nickel and, of interest today, cobalt. In the Black Hawk district, the host is a coarse-grained quartz diorite. Mining conditions within the veins are good. The lack of strong alteration results in stable walls requiring minimum support, only occasional faults or gouge zones require timber. Vein boundaries are sharp and the vein fillings are easily recognizable visually.

The Silver City quadrangle covers approximately 20,650 square kilometers chiefly in the southern basin and range province of southwestern New Mexico and southeastern Arizona.  Bedrock of the ranges includes Precambrian igneous and metamorphic rocks, Paleozoic sedimentary rocks, Mesozoic igneous and sedimentary rocks, and Cenozoic igneous rocks.  The intervening basins, which constitute about 65% of the quadrangle’s surface area, are filled with Late Cenozoic (Pliocene-Pleistocene) sedimentary deposits in places to depths of more than 1,000 meters.  The geology of each range is generally different, and most rock units and pre-basin and range structures cannot be correlated across the basin areas.  The principal hydrothermal ore-forming processes in the quadrangle are believed to be attributable to subduction-related events including complex eruptive systems during two distinct periods in the development of the western orogenic continental margin: (i) a medium-potassium calcium/alkaline volcanic arc system in late Cretaceous/early Tertiary time (the Laramide orogeny 80/50 million years ago); and (ii) a high-potassium calcium/alkaline volcano-plutonic arc system in middle Tertiary time (30/15 million years ago).  The hydrothermal-magmatic vein and pegmatite type deposits are probably Precambrian in age and the syngenetic sedimentary and volcanic deposits range in age from Cambrian to late Tertiary (or younger).

Although there is some local variation in some of the districts, the five metal types of deposits in the Black Hawk district are fissure veins where the carbonate and the ore minerals fill open space caused by the fracturing.  The ore generally occurs in small high-grade pods or shoots randomly distributed within the fracture zone.  The location of these open spaces is the sole recognized control of ore distribution.  The favorability of the host seems to be governed by its fracturing characteristics rather than any chemical factor. Generally, in these deposits there is one favored rock type that accounts for most of the production.  At the Black Hawk district, the preferred host rock is the coarse-grained quartz diorite.

The project requires further evaluation of its mineralogical makeup and economic modeling to determine the appropriate course for any potential future development.  The Company has not conducted a preliminary economic assessment of the project at the time of filing this report. Upon completion of the preliminary economic assessment of the project, the Company will prepare an impairment analysis of the project to determine if an impairment is required at that time.

Power and Water

The Company will be required to use water from the mine, to be stored in a water tank to be placed on the property, for its water source. It is believed that this water will be sufficient for any development purposes.  The Company will be required to place a generator on the property for electricity.

ITEM 3.  LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business.

The DOJ and the SEC have each initiated investigation into the Company and certain other individuals, resulting from the Laws transactions.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation is still preliminary.  These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  These investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and others, including its officers and directors.  (See Item IA Risk Factors.)

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,860 and recorded $21,454 in legal fees awarded in the judgement. For the years ended June 30, 2019, 2018 and 2017, as restated, interest expense on the obligation was $8,320, $8,320 and $17,985, respectively. The court appointed trust made a payment in December 2016 of $6,287 which was applied against accrued interest. At June 30, 2019 and 2018 and 2017, as restated, accrued interest on the obligation was $28,338, $20,018 and $11,698, respectively.

Santa Fe Gold Corporation v. Tyhee Gold Corp., Brian K. Briggs, SRK Consulting (US), Inc., and Bret Swanson, Case No: 14CV032866, District Court, Denver County, Colorado.  Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold. On July 31, 2017, this case was dismissed with prejudice.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $23,677. For the year ended June 30, 2019, 2018 and 2017, as restated, interest expense was $10,131, $10,132, and $31,899 respectively. The court appointed trust made a payment in December 2016 of $4,591 which was applied against accrued interest. Accrued interest on the obligation at June 30, 2019, 2018 and 2017 was $47,571, $37,440 and $27,308.

In November 2018, Santa Fe filed a complaint in Luna County District Court, State of New Mexico, requesting a $930,000 money judgment against Mr. and Mrs. Laws, in addition to foreclosing on the mortgage Mr. and Ms. Laws granted to Santa Fe on real property to secure the promissory note located in Luna County, New Mexico. Mr. Laws has pleaded guilty to various charges brought against him by government officials, which include the Company allegations. Mr. Laws is currently awaiting sentencing on the pleaded to charges. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court.

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

In November 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  The Company owes the sellers Can$140,000 and 10,000,000 shares of Company common stock. Based upon our subsequent scrutiny and analysis of the transaction, the Company in February 2019 initiated an arbitration proceeding against the seller to void and rescind the purchase of these British Columbia properties, including requesting additional remedies.  The Company cannot predict the outcome of this arbitration, and there can be no assurance that the Company will not lose its interest in these claims, or owe seller the remaining outstanding amounts. In connection with this arbitration, the Company’s legal position is to void the transaction and, due to the uncertainty of the outcome, has provided an impairment of the amount at June 30, 2019, in the amount of $210,116.

With the completion of the bankruptcy in June 2016, all pending legal actions were reinstated and debts at the time of the bankruptcy are currently due and in default, but none of the then existing litigation has to date resulted in subsequent legal proceedings.  There can be no assurance that subsequent legal proceedings will not materialize.  After the dismissal of the bankruptcy case, the Company had limited assets, but remained liable for all commitments and debts that then were outstanding.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO are subsidiaries of the Company with nominal assets and all of their commitments, debts and legal proceedings remain.  The bankruptcy court set up a trust fund funded by the activities of the Summit mine (main asset sold in bankruptcy proceedings) for five years from reopening of the mine and the trust funds will be distributed by an independent trustee to certain unsecured creditors of record.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal years ended June 30, 2019, 2018 and 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) as no mining activity had commenced.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted by OTC Markets Group, Inc. under the symbol “SFEG.”  Currently, OTC has placed a “stop sign” on the trading symbol because the Company is not current in its filings with the SEC.  The table below sets forth the high and low bid prices for our common stock as reflected on by OTC Markets for the period described.  Trading is sporadic and limited. Quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represents at which actual transactions were affected.

OTCBB

	(U.S. $)
	HIGH	LOW
Fiscal 2020
Quarter ended September 30, 2019	0.0940	0.0650
Quarter ended December 31, 2019	0.0950	0.0401

Fiscal 2019
Quarter ended September 30, 2018	0.1060	0.0522
Quarter ended December 31, 2018	0.0859	0.0401
Quarter ended March 31, 2019	0.1380	0.0490
Quarter ended June 30, 2019	0.1050	0.0510

Fiscal 2018
Quarter ended September 30, 2017	0.1250	0.0801
Quarter ended December 31, 2017	0.1971	0.0700
Quarter ended March 31, 2018	0.1950	0.1100
Quarter ended June 30, 2018	0.1430	0.0850

Fiscal 2017
Quarter ended September 30, 2016	0.0700	0.0115
Quarter ended December 31, 2016	0.0800	0.0250
Quarter ended March 31, 2017	0.2323	0.0441
Quarter ended June 30, 2017	0.1820	0.0710

Holders of Common Equity

As of June 30, 2020, we had approximately 846 holders of record of our common stock.

Transfer Agent

Colonial Stock Transfer Co. is the transfer agent for our common stock. The principal office of Colonial Stock Transfer Co. is located at 66 Exchange Place, Salt Lake City, Utah 84111 and the telephone number is (801) 355-5740.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any effective equity compensation plan, whether approved by shareholders or not.

Recent Sales of Unregistered Securities

Unless otherwise indicated below, the following securities were offered and sold by the Company in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”) and, with respect to foreign investors, Regulation S promulgated under the Securities Act.  In connection with transactions referenced below, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings. In connection with sales of our equity securities for cash between July 2016 through August 2018, an aggregate of $705,042 cash was paid as finders fees on sales to existing shareholders who had already made their purchase decisions prior to purchasing. These sales were made fees paid in a manner consistent with the SEC’s Paul Anka No Action Letter (Issued July 24, 1991). That is, (a) the finder did not have involvement in negotiating or structuring transactions with investors (they had already made the decisions to purchase based on their own criteria, no sales material was provided by the finder with the sole exception of a blank subscription agreement that the finder was provided by the Company and that was provided along with the per share price to the investor as a courtesy); (b) the finder did not value or opine as to the Company’s common stock’s value and did not participate in negotiating on behalf of the investor or the Company; (c) the finder was not in the business of brokering transactions and its activity, as a finder, was isolated to helping the Company and (d) although fees were paid in connection with the sales of the Company’s common stock, this was disclosed on the subscription agreements and the other items were as limited or more limited than those that were present that gave rise to the SEC’s Paul Anka No-Action Letter. (Id.)  Further, not only did the investors have a pre-existing relationship with the finder but in the Anka No-Action Letter none of the prospective investors was an existing shareholder. No commissions or finder’s fees were paid in connection with the placement of common stock subsequent to August 2018.

Date	Description	Number of Shares	Purchaser	Proceeds ($)	Consideration
July 2016	Common Stock and Warrants	32,000,000	Investors	212,000	Cash
July 2016	Common Stock	1,000,000	Consultant	Nil	Advisory Services
September 2016	Common Stock	2,300,000	Consultants	Nil	Advisory Services
September 2016	Common Stock and Warrants	3,625,000	Investors	145,000	Cash
October 2016	Common Stock and Warrants	1,250,000	Investor	50,000	Cash
December 2016	Common Stock and Warrants	1,049,500	Investor	41,980	Cash
December 2016	Common Stock	5,638,725	Consultants	Nil	Advisory Services
January 2017	Common Stock	426,635	Consultants	Nil	Advisory Services
January 2017	Common Stock and Warrants	13,879,340	Investors	555,174	Cash
February 2017	Common Stock and Warrants	10,924,132	Investors	436,965	Cash
March 2017	Common Stock and Warrants	12,607,558	Investors	713,388	Cash
April 2017	Common Stock and Warrants	5,098,920	Investors	453,925	Cash
June 2017	Common Stock and Warrants	1,250,300	Investors	100,024	Cash
June 2017	Common Stock	5,665,360	Investor	Nil	Advisory Services
July 2017	Common Stock and Warrants	187,187	Investors	14,975	Cash
August 2017	Common Stock and Warrants	14,764,793	Investors	1,181,183	Cash
September 2017	Common Stock and Warrants	16,863,344	Investors	1,349,068	Cash
October 2017	Common Stock and Warrants	975,688	Investors	78,055	Cash
November 2017	Common Stock	2,000,000	Investor	Nil	Advisory Services
December2017	Common Stock and Warrants	12,507,872	Investors	1,000,631	Cash
January 2018	Common Stock and Warrants	4,222,265	Investors	337,781	Cash
February 2018	Common Stock and Warrants	500,000	Investors	40,000	Cash
March 2018	Common Stock and Warrants	815,575	Investors	65,246	Cash
April 2018	Common Stock	1,000,000	Investor	Nil	Advisory Services
April 2018	Common Stock and Warrants	499,688	Investors	39,975	Cash
May 2018	Common Stock	526,484	Investor	Nil	Advisory Services
May 2018	Common Stock and Warrants	253,932	Investors	20,315	Cash
June 2018	Common Stock	600,0000	Investor	Nil	Advisory Services
August 2018	Common Stock	2,500,000	Investors	200,000	Cash
August 2018	Common Stock	200,000	Investor	Nil	Advisory Services
November 2018	Common Stock	1,250,000	Investor	100,000	Cash
December 2018	Common Stock	625,000	Investor	50,000	Cash
January 2019	Common Stock	2,050,000	Investors	164,000	Cash
January 2019	Common Stock	179,134	Investor	Nil	Advisory Services
February 2019	Common Stock	2,425,000	Investors	194,000	Cash
February 2019	Common Stock	1,000,000	Investor	Nil	Advisory Services
March 2019	Common Stock	833,333	Investors	50,000	Cash
April 2019	Common Stock	177,901	Investor	Nil	Advisory Services
April 2019	Common Stock	6,816,667	Investors	404,000	Cash
June 2019	Common Stock	1,500,000	Investor	Nil	Advisory Services
June 2019	Common Stock	8,899,720	Investors	499,980	Cash
July 2019	Common Stock	181,466	Investor	Nil	Advisory Services
August 2019	Common Stock	12,285,714	Investors	860,000	Cash
October 2019	Common Stock	178,512	Investors	Nil	Advisory Services
November 2019	Common Stock	2,500,000	Investors	175,000	Cash
December 2019	Common Stock	2,500,000	Investors	175,000	Cash
January 2020	Common Stock	175,439	Investors	Nil	Advisory Services
January 2020	Common Stock	3,000,000	Investors	210,000	Cash
March 2020	Common Stock & Warrants	3,000,000	Investors	150,000	Cash
April 2020	Common Stock & Warrants	4,000,000	Investors	200,000	Cash
April 2020	Common Stock	230,404	Investors	Nil	Advisory Services
April 2020	Common Stock	3,500,000	Investors	210,000	Cash
May 2020	Common Stock	2,166,667	Investors	130,000	Cash

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

Overview

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. If the Company becomes unable to continue as a going concern, it may be unable to realize the carrying value of its assets or to meet its liabilities as they become due.

At the end of the Company’s fiscal year ending June 30, 2019, the Company wrote off debt and related accrued interest aggregating $12,507,540. The write off of debt was related to two finance facilities governed by and enforceable under British Columbia statutes. The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the two finance facilities. It was determined that the finance facilities were subject to the laws of the Providence of British Columbia and the National laws of Canada. The Company received a written legal opinion from legal counsel that any liability under the two finance facilities because of the Limitations Act (British Columbia) and any relevant case law in British Columbia, were no longer enforceable.  That is, because the statute of limitations had run for the two finance facility liabilities pursuant to the Limitations Act (British Columbia) that no future claims can be commenced in the Providence of British Columbia and therefore, the Company has no outstanding legal obligation on the two finance facilities.

The Company paid off a note payable settlement with a note holder and recorded a forgiveness of debt aggregating $112,625 on the debt extinguishment.

We have a total accumulated deficit of $93,478,670 at June 30, 2019. To continue as a going concern, we are dependent on continued fund raising and future cash flow from operations. However, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable or acceptable to us or that sufficient cash flow will be obtained in our 2020 fiscal year, to allow us to meet our obligations as the come due, or otherwise allow us to meet our business plan.  All current funding is on a best-efforts basis, by the Company

Results of Operations

The following table sets forth selected Consolidated Statements of Operations data for the periods presented:

	For the Year Ended June 30,
	2019	2018	2017 (As Restated)
Revenues	$—	$—	$—
Exploration and mine related	174,329	43,302	89,374
General and administrative	2,669,351	1,603,947	2,020,462
Impairment of asset	210,116	—	—
Total expenses from operations	3,053,796	1,647,249	2,109,836
Loss from Operations	(3,053,796)	(1,647,249)	(2,109,836)
Other Income (Expense):
(Loss) gain on debt extinguishment	12,620,165	(18,824)	4,416,668
Gain on trust debt extinguishment	—	—	464,763
Recovery (misappropriation) of funds	458,427	(226,099)	(971,099)
Miscellaneous income	638	—	—
Foreign currency translation	—	—	(71,181)
(Loss) on derivative instruments liability	—	—	(26,974)
Financing costs-commodity supple agreement	(588,082)	(30,415)	291,166
Interest expense	(902,648)	(674,147)	(1,012,298)
Total Other Income (Expense)	11,588,500	(949,485)	3,091,045
Net Profit (Loss)	$8,534,704	$(2,596,734)	$981,209

Significant changes in our results of operations are more fully described below.

Fiscal Year Ended June 30, 2019 Compared to Fiscal Year Ended June 30, 2018

Revenue

During the fiscal years ended June 30, 2019 and 2018, the Company had no revenue during the fiscal years from an accounting perspective reported in this filing , although it continued analyzing mining opportunities during that period.

Operating Costs and Expenses

Our operating cost incurred in our fiscal year ended June 30, 2019, increased $1,406,547 from $1,647,249 in the fiscal year ended June 30, 2018 to $3,053,796 for the fiscal year ended June 30, 2019. Details of the significant changes are as follows:

Exploration and mine related costs: The increase in the current year of measurement aggregated $131,027. The increase consisted mainly of initial startup costs incurred at the Jim Crow Mine of $163,411. General and administration increased $1,065,404 in the current year of measurement from $1,603,947 for the year ended June 30, 2018, to $2,669,351 for the year ended June 30, 2019. The increase was mainly a result increases in the following: option expense of $1,497,985, legal fees of $146,432 and transfer agent fees of $22,952. These increases were offset by decreases in the following: compensation costs of $83,964 and consulting fees of $418,854.

Other Income (Expense)

Other income and (expense) for the fiscal year ended June 30, 2019, was $11,588,500 as compared to $(949,485) for the fiscal year ended June 30, 2018, an increase in other income of $12,537,985. The net increase in other income for the current year of measurement is mainly comprised of the increases in the following components: gain on debt forgiveness of $12,620,165 and recovered misappropriated funds of $458,427 as compared to a loss in the prior year of measurement of $(226,099). These increases were offset by increased expenses in financing costs-commodity supply agreement of $557,667 and interest expense of $228,501.

Subsequent to our fiscal year ended June 30, 2017, on October 1, 2018, we disclosed in a Form 8-K that the board of directors formed a special committee on September 26, 2018, to investigate and analyze certain financial transactions in the aggregate amount of approximately $1 million that occurred primarily between July 2016 and March 2018 involving Mr. Laws (our former chief executive officer). The special committee investigation determined that Mr. Laws currently owes the Company approximately $1,1,197,198 excluding penalty and accrued interest, of which $485,966 has been received by the Company and the Company is proceeding against Mr. Laws to collect the balance. The amount determined to be misappropriated for the fiscal year ended June 30, 2018 and 2017, was $226,099 and $971,099, respectively, exclusive of interest, penalties and future legal and forensic accounting services incurred.

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017 (As Restated)

Revenue

During the fiscal years ended June 30, 2018 and 2017 (As Restated), the Company had no operations during the fiscal years reported in this filing.

Operating Costs and Expenses

Our operating cost incurred in our fiscal year ended June 30, 2018, decreased $462,587 from $2,109,836 in the fiscal year ended June 30, 2017 (As Restated). Details of the significant changes are as follows.

Exploration and mine related costs: The decrease in the current year of measurement aggregated $46,072. The decrease mainly consisted of and decreased property taxes of $38,000 in our fiscal year ended June 30, 2018.

General and administration decreased from $2,020,462 for the year ended June 30, 2017 (As Restated), to $1,603,947 for the year ended June 30, 2018. This decrease was mainly a result of decreased costs in consulting fees of $589,781, legal fees of $15,983, director fees of $15,000, judgement costs of $21,454 and transfer agent fees of $9,403. These decreases are offset by increases in compensation costs of $112,176, audit and accounting fees of $90,803 and loss on wage conversion to equity of $24.824

Other Income (Expense)

Other income and (expense) for the fiscal year ended June 30, 2018, was $(949,485) as compared to $3,091,045 for the fiscal year ended June 30, 2017 (As Restated), an increase in other expense of $4,040,530. The net increase in other expense for the current year of measurement is mainly comprised of the following components: decreased gain on debt extinguishment of $4,440,492, a decrease gain on trust debt forgiveness of $464,763, and an increase loss on financing costs - commodity supply agreement of $321,581. These increases in expense items were offset by decreases in the following: misappropriation of funds of $745,000, loss on foreign currency translation of $71,181, loss on derivative financial instruments of $26,974 and interest expense of $338,151. Further information regarding the changes in the various components of Other Income (Expense) are discussed below.

On June 30, 2016, the total outstanding principle and accrued interest on the IGS Secured Convertible Notes totaled $3,545,940 in US dollars on our balance sheet. The loan and accrued interest are denominated in Australian dollars (A$). This reduced loss on foreign currency translation in the current year of measurement is the result of this loan obligation being paid off in fiscal year 2017.

For the fiscal year ended June 30, 2018, financing costs – commodity supply agreement totaled an increase expense of $321,581 from the fiscal year ended June 30, 2017 and resulted in an expense in the current fiscal year of $30,415. The financing costs for commodity supply agreement relate directly to production for the period and the subsequent delivery of refined precious metals to Sandstorm. These financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increase other expense in the current fiscal year is driven by an increase in precious metals prices.

For the year ended June 30, 2017, the loss on derivative instruments liabilities totaled $26,974. The Company had no gain or loss on derivative instrument liabilities the current year of measurement. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of derivatives, the CFA assumed that the Company’s business would be conducted as a going concern. The Company had no derivative instruments in the fiscal year ended June 30, 2018

For the fiscal year ended June 30, 2018 interest expense was $674,147 as compared to June 30, 2017 (As Restated) of $1,012,298 a decrease of $338,151. The decrease is mainly attributable to a decrease in loan discounts expensed as interest expense of $161,814 and decreased interest on convertible debt of $163,848 incurred in the prior period of measurement and this debt was retired during fiscal year.

Recent Equity Financings and Debt Settlements

Below summarizes equity financing and debt settlements in our fiscal years ended June 30, 2019, 2018 and 2017 (As Restated) as follows:

	For the Year Ended June 30,
	2019	2018	2017 (As Restated)
Restricted common stock sold to accredited investors	25,399,720	51,590,344	81,681,038
Gross proceeds from equity financings	$1,661,980	$4,127,228	$2,708,168
Note proceeds	239,750	—	—
Note proceeds from related party	61,848	—	—
Cash payments on notes payable	(210,000)	(50,000)	(284,783)
Cash used for working capital	$1,753,578	$4,077,228	$2,423,385

Debt amount	$12,620,165	$23,824	$4,684,740
Shares issued for settlement	—	(47,648)	—
Gain on trust debt extinguishment	—	—	464,763
Write off balance of settled debt in prior fiscal year	—	5,000	—
Cash payment on negotiated debt	—	—	(268,072)
Gain on debt extinguishment	$12,620,165	$(18,824)	$4,881,431

Significant changes in our results of operations are more fully described below.

Liquidity and Capital Resources; Plan of Operation

As of June 30, 2019, we had cash of $264,900 and a working capital deficit of $4,116,324. At June 30, 2019, we were in arrears on old debt aggregating approximately $3,700,000 that was incurred prior to our bankruptcy filing.

At June 30, 2018 and 2017 (As Restated), we were in arrears on payments totaling approximately $7.57 million and $7.37 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm in the Santa Fe Gold Barbados subsidiary, and other cash debt approximating $10.86 million, and $7.93 million, respectively. In our fiscal year 2019 we were able to write of old debt that exceeded the statute of limitations that aggregated $12,620,165. The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the liabilities due under the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the two finance facilities. It was determined that the finance facilities were subject to the laws of the Providence of British Columbia and the laws of Canada. The Company received a written legal opinion from legal counsel that the two researched finance facilities and any liabilities due thereunder, based on the applicable Limitations Act (British Columbia) and relevant case law in British Columbia, were no longer enforceable. That is, the statute of limitations has run for the two finance facility liabilities pursuant to the Limitations Act (British Columbia) relevant case law, therefore, no future claims can be commenced in the Providence of British Columbia so the Company has no outstanding legal obligation on either of the two finance facilities. Subsequent to our fiscal year ended June 30, 2019, during the fiscal year ended June 30, 2020, the Company raised $2,080,000 from the sale of common stock to accredited shareholders for working capital to continue implementing the Company business plan.

We have had no revenues since emerging from bankruptcy, and we are not currently profitable.  We currently do not have sufficient capital to fund operations through our fiscal year ending June 30, 2020 and will need to raise additional funding to implement our business strategy. Currently we are in the preliminary process of putting the Jim Crow mine into production, but there can be no assurance of any revenue from this mine. Even if we are successful in developing any of our properties, we expect to incur operating losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future.  As the Company has no commitment for debt or equity financing, the Company will be reliant upon its own best efforts fund raising activities to provide sufficient working capital to fund current and immediate future needs.  There can be no assurance that the Company will be successful in its capital raising efforts, and the failure to raise needed capital will likely result in the curtailment or cessation of our business which would adversely affect investors.

Cash Flows from Investing Activities

The Company continues to build our asset base with capital expenditures. In fiscal 2019 net cash expenditures of $500,543 and consisted of the final payments on the Bullard’s Peak/Alhambra mine acquisition of $500,000, $25,543 for mine equipment and a return of $25,000 on a joint venture investment. In fiscal 2018 we had cash expenditures were $2,735,116 and consisted of $2,500,000 payment on the Bullard’s Peak/Alhambra mine acquisition, a $25,000 in a joint venture that was refunded in fiscal 2019 and payments of  $210,116 towards the British Columbia placer mining claims which we impaired in fiscal 2019. There were no expenditures in fiscal 2017 (As Restated).

Cash Flows from Financing Activities

In fiscal 2019, 2018 and 2017 (As Restated), the Company received proceeds from stock subscriptions from accredited investors of $1,661,980, $4,127,228 and $2,708,168. In fiscal 2019 the Company received funds advanced from two shareholders, one of which was a related party, aggregating $301,598 and the non-related party was repaid $40,000. In fiscal 2019, 2018 and 2017 (As Restated), payments were made on other note payable of  $170,000, 50,000 and $284,783, respectively.

Factors Affecting Future Operating Results

Currently we have no continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. Until positive cash flow is generated from operations, we will be dependent upon future working capital facilities or equity financing arrangements, to meet our expenses and to fund execution on our business plan.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2019, 2018 and 2017 (As Restated), we did not engage in any off-balance sheet arrangements as set forth in Item 303(a) (4) of the Regulation S-K.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the fiscal year June 30, 2019, 2018 and 2017 (As Restated), these describe our significant accounting policies which are reviewed by management on a regular basis.

We believe our most critical accounting policies relate to asset retirement obligations, derivative instruments and variables used in the Black-Scholes option pricing model and in the Monte Carlo, model utilized by the Chartered Financial Advisor, estimates utilized and stock-based compensation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not required to be completed by smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years ended June 30, 2019, 2018 and 2017 (As Restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Santa Fe Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corp. (the “Company”) as of June 30, 2019, 2018, and 2017, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, 2018, and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Restatement of Previously Issued Financial Statements

As discussed in Notes 2 to the consolidated financial statements, the June 30, 2017 consolidated financial statements have been restated to correct a misstatement.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018

Diamond Bar, California

July 15, 2020

SANTA FE GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	Years Ended June 30,
			2017
	2019	2018	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$264,900	$18,897	$392,375
Prepaid expenses and other current assets	76,921	11,680	39,838
Total Current Assets	341,821	30,577	432,213
Equipment, net	25,543	—	—
Mineral properties	3,315,365	—	—
Deposits on acquisition contracts	—	2,500,000	—
Deposit on mineral leases	—	210,116	—
Deposit in joint venture	—	25,000	—
Total Assets	$3,682,729	$2,765,693	$432,213

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,151,035	$3,026,976	$3,276,699
Advance from related party	—	35,000	—
Accrued liabilities	645,068	6,906,930	6,289,033
Notes payable, current portion	598,543	2,326,407	2,376,407
Notes payable and accrued interest to related party	63,499	—	—
Subscribed common stock	—	2,772,191	—
Completion guarantee payable	—	3,359,873	3,359,873
Total Current Liabilities	4,458,145	18,427,377	15,302,012
LONG TERM DEBT:
Shares subject to mandatory redemption by related party	—	1,638,000	—
Total Liabilities	$4,458,145	$20,065,377	$15,302,012
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, $0.002 par value, 550,000,000, 300,000,000 and 300,000,000 authorized, respectively; 379,775,217, 300,000,000, 295,601,634 shares issued and outstanding, respectively	759,550	600,000	591,204
Additional paid in capital	91,943,704	84,113,690	83,955,637
Accumulated deficit	(93,478,670)	(102,013,374)	(99,416,640)
Total Stockholders’ Deficit	(775,416)	(17,299,684)	(14,869,799)
Total Liabilities and Stockholders’ Deficit	$3,682,729	$2,765,693	$432,213

The accompanying notes are an integral part of the audited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
			2017
	2019	2018	(As Restated)
SALES, net	$—	$—	$—

OPERATING COSTS AND EXPENSES:
Exploration and mine related	174,329	43,302	89,374
General and administrative	2,669,351	1,603,947	2,020,462
Impairment of mineral lease deposits	210,116	—	—
Total Operating Costs and Expenses	3,053,796	1,647,249	2,109,836
LOSS FROM OPERATIONS	(3,053,796)	(1,647,249)	(2,109,836)

OTHER INCOME (EXPENSE):
Gain (loss) on debt extinguishment	12,620,165	(18,824	4,416,668
Gain on trust debt extinguishment	—	—	464,763
Recovery (misappropriation) of funds	458,427	(226,099)	(971,099)
Miscellaneous income	638	—	—
Foreign currency translation	—	—	(71,181)
(Loss) on derivative instrument liabilities	—	—	(26,974)
Financing costs-commodity supply agreement	(588,082)	(30,415)	291,166
Valuation change as interest on loaned shares from related
party	(127,800)	—	—
Interest expense	(774,848)	(674,147)	(1,012,298)
Total Other income (Expense)	11,588,500	(949,485)	3,091,045
INCOME LOSS BEFORE PROVISION FOR INCOME TAXES	8,534,704	(2,596,734)	981,209
PROVISION FOR INCOME TAXES	—	—	—
NET(LOSS) INCOME	$8,534,704	$(2,596,734)	$981,209
Net income (loss) per common share:
Basic	$0.03	$(0.01)	$0.00
Diluted	$0.03	$(0.01)	$(0.01)
Weighted-average number of shares used in per share calculation - Common Stock:
Basic	329,903,520	298,364,663	263,709,360
Diluted	333,688,299	298,364,663	305,300,315

The accompanying notes are an integral part of the audited consolidated financial statements

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2019, 2018 and 2017 (As Restated)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, June 30, 2016	221,799,662	$443,599	$80,033,944	$(100,397,849)	$(19,920,306)

Sale of common stock for cash	40,840,519	81,682	1,272,402	-	1,354,084
Exercise of warrants for cash	40,840,519	81,682	1,272,402	-	1,354,084
Common stock returned for compensation	(15,956,748)	(31,914)	31,914	-	-
Common stock issued for consulting	15,030,720	30,062	997,318	-	1,027,380
Common stock returned from shareholder	(6,956,750)	(13,914)	13,914		-
Shares issued for fees	3,712	7	281	-	288
Derivative settlement due to conversions	-	-	333,462	-	333,462
Net income	-	-	-	981,209	981,209
Balance, June 30, 2017 (As Restated)	295,601,634	591,204	83,955,637	(99,416,640)	(14,869,799)

Sale of common stock for cash	11,199,183	22,398	873,535	-	895,933
Exercise of warrants for cash	11,199,183	22,398	873,535	-	895,933
Common stock issued for consulting	3,650,000	7,300	381,881	-	389,181
Common stock returned from related party	(18,000,000)	(36,000)	(1,726,200)	-	(1,762,200)
Conversion of salary to equity	476,484	953	46,695	-	47,648
Subscribed shares for cash	29,191,978	58,385	2,276,977	-	2,335,362
Subscribed capital - unissued	(33,318,462)	(66,638)	(2,705,553)	-	(2,772,191)
Value of warrants issued	-	-	12,983	-	12,983
Change in valuation of returned shares from related party			124,200	-	124,200
Net loss	-	-	-	(2,596,734)	(2,596,734)
Balance, June 30, 2018	300,000,000	600,000	84,113,690	(102,013,374)	(17,299,684)

Common shares issued for
consulting	3,057,035	6,114	285,494	-	291,608
Issuance of shares loaned from
related party	18,000,000	36,000	1,854,000	-	1,890,000
Sale of common stock for cash	25,399,720	50,798	1,611,182	-	1,661,980
Issuance of subscribed stock	33,318,462	66,638	2,705,553	-	2,772,191
Change in valuation of returned
shares from related party	-	-	(124,200)	-	(124,200)
Value of options issued	-	-	1,497,985	-	1,497,985
Net profit	-	-	-	8,534,704	8,534,704
Balance, June 30, 2019	379,775,217	$759,550	$91,943,704	$(93,478,670)	$(775,416)

The accompanying notes are an integral part of the audited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
			2017
	2019	2018	(As Restated)
Operating Activities
Net income (loss)	$8,534,704	$(2,596,734)	$981,209
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	291,608	389,181	1,027,380
Warrant/option expense from derivative liability	1,497,985	12,983	—
Amortization of discounts on notes payable	—	—	161,814
Loss (gain) on derivative instruments liabilities	—	—	26,974
Shares issued for fees	—	—	288
Financing costs -commodity supply agreement	588,082	30,415	(291,166)
(Gain) on debt forgiveness	(12,620,165)	(5,000)	(4,416,668)
Loss on debt conversion to equity	—	23,824	—
Trust debt payments	—	—	(464,763)
Impairment of mineral deposit	210,116	—	—
Valuation change as interest on loaned shares from related party	127,800	—	—
Foreign currency translation	—	—	71,181
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(65,241)	28,158	(35,363)
Accounts payable and accrued expenses	743,444	401,583	905,289
Net cash used in by operating activities	(691,667)	(1,715,590)	(2,033,825)

Investing Activities
Payments on mineral leases	(200,000)	(210,116)	—
Purchase of equipment	(25,543)	—	—
Refund (payment) of joint venture investment	25,000	(25,000)	—
Payments on mineral property purchase agreements	(615,365)	(2,500,000)	—
Net cash used in investing activities	(815,908)	(2,735,116)	—

Financing Activities
Proceeds from the issuance of common stock	1,661,980	895,933	1,354,084
Proceeds from the exercise of stock options	—	895,933	1,354,084
Proceeds from stock subscriptions	—	2,335,362	—
Note payable proceeds	239,750	—	—
Loan proceeds from related parties	61,848	—	—
Payment on notes payable	(210,000)	(50,000)	—
Payments on convertible notes payable	—	—	(284,783)
Net cash provided by financing activities	1,753,578	4,077,228	2,423,385
Net increase (decrease) in cash and cash equivalents	246,003	(373,478)	389,560
Cash and cash equivalents at beginning of year	18,897	392,375	2,815
Cash and cash equivalents at end of year	$264,900	$18,897	$392,375

	Years Ended June 30,
			2017
	2019	2018	(As Restated)
Supplemental cash flow disclosures:
Interest paid	$100,000	$—	$—
Income taxes paid	$—	$—	$—

Supplemental non-cash investing and financing activities:
Shares loaned to the Company by related party	$—	$1,762,200	$—
Change in valuation on loaned shares from related party	$(124,200)	$124,200	$—
Settlement of derivative liabilities through conversion	$—	$—	$333,462
Common stock returned and canceled	$—	$—	$45,828
Loaned shares returned to related party	$1,890,000	$—	$—

The accompanying notes are an integral part of the audited consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 AND 2017 (As Restated)

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

Misappropriation of Funds and Entry into a Material Definitive Agreement

As disclosed in the Company’s Form 8-K filed on October 1, 2018, a director and former Chief Executive Officer of the Company, Mr. Thomas H. Laws, entered into a secured promissory note and security agreement in the principal amount of $930,000 in favor of the Company on September 19, 2018, bearing interest at the annual rate of 4% and maturing September 30, 2018 (“Secured Promissory Note”).  The Company requested the former chief executive to execute the Secured Promissory Note and security agreement as a result of the matters discussed below, prior to the completion of the special committee investigation. The security interests include certain real estate and a Cessna model 182G airplane. The Secured Promissory Note also contains late fee and default provisions under the deeds of trust, Security Agreement, and other agreements.

The board of directors formed a special committee on September 26, 2018 to investigate and analyze certain financial transactions in the aggregate amount of approximately $1 million that occurred primarily between July 2016 and March 2018 involving Mr. Laws. The special committee investigation determined initially that Mr. Laws initially owed the Company $1,197,198, excluding penalty and accrued interest, of which $485,966, has been received by the Company at the time of filing this Form 10-K.

The Company has restated the previously issued the three quarterly consolidated financial statements for, and financial information relating to, the fiscal year ended June 30, 2017, the most recent financial statements of the Company filed with the Securities and Exchange Commission. The audited year end consolidated financial statements for our fiscal year ended June 30, 2017 (As Restated), are incorporated into this 10-K filing.

Subsequent review of these transactions for the fiscal year ended June 30, 2017, resulted in a restatement of assets and operating costs in the amount of $971,099 and charged to the former Chief Executive Officer. Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. At the time of filing this report, we have determined costs associated with Mr. Laws action currently aggregates $1,652,863, of which we have collected $485,966.

Mr. Laws was terminated as the at-will chief executive officer of the Company on September 24, 2018.  Currently no interim chief executive officer has been named to replace Mr. Laws.

In November 2018, Santa Fe filed a complaint in Luna County District Court, State of New Mexico, requesting a $930,000 money judgment against Mr. and Mrs. Laws, in addition to foreclosing on the mortgage Mr. and Ms. Laws granted to Santa Fe on real  estate property to secure the promissory note located in Luna County, New Mexico.

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

As of the filing of this report, Mr. Laws has pleaded guilty to various charges brought against him by government officials, which include the Company allegations. Mr. Laws is currently awaiting sentencing on the pleaded to charges. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court.

Investments in Mineral Properties

Bullard’s Peak Corporation (Alhambra) Acquisition

Pursuant to a stock purchase agreement dated August 2017, the Company acquired all the capital stock of Bullard’s Peak Corporation and the related patented unpatented claims in the Black Hawk district of New Mexico from Black Hawk Consolidated Mines Company for a purchase price of $3,115,365. The mine property is known as the Alhambra mine site. The transaction was finalized and closed in December 2019. The Company granted the seller a 2% net smelter return in perpetuity on all patented and unpatented claims.  The net smelter return is the greater of (i) all monies the Company receives for or from any and all ore removed from the property comprising the mining claims whether for exploration, mining operations or any other reason, and (ii) the fair market value of removed ore from the property comprising the mining claims.  We have not established that our Black Hawk and Bullard Peak rights contain proven or probably reserves, as defined under SEC Industry Guide 7.  No exploration activities have commenced to date and no exploration costs have been incurred or paid.  To date, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work.  The Company will need to raise funds to conduct exploration work and it currently lacks firm commitment financing for any exploration activities. The Company currently lacks the capital to fund these future expenditures. The Company currently considers the location as an exploration property with required geological work to be done once cash flow is achieved from the Jim Crow mine and at the time of this filing is at the inception stage of production.

Based upon the Company’s review and assessment of FASB’s Business Combinations (Topic 805) Update amendment and the acquisition and outside independent documentation for this acquisition, it does not meet the requirements of acquiring a business or a business combination. All assets acquired are concentrated in a single identifiable asset, Mineral property. The Company relies on Sections 805-10-55-5, 805-10-55-5A and 805-10-55-5B that identify the acquisition is not considered a business or business combination

Billali Mine and the Jim Crow Imperial Mine Mineral Interest

In January 2019 the Company has acquired rights to two properties in western New Mexico, consisting of eight (8) patented claims and two unpatented claims, all located in the Steeple Rock Mining District, Grant County, New Mexico and a related water rights lease agreement.

The Company entered into a purchase agreement with a mining operator in January 2019 to purchase two properties in western New Mexico, the Billali Mine, and the Jim Crow Imperial Mine. The purchase price for all rights and interests to be conveyed is $2,500,000 for the Billali Mine and $7,500,000 for the Jim Crow Imperial Mine, with aggregate consideration for both definitive agreements payable as follows per Amendment Three that is effective as of May 1, 2020:

*$500,000 paid to date as of the filing date;

*buyer to pay $50,000 monthly commencing   July 1, 2020, and continuing for the next subsequent 19 months;

*commencing 30 days after the last payment above, and continuing for the for an additional 48 subsequent payments, buyer to make each 30 days  a payment in the amount of  $175,000;

*after the final payment above and 30 days thereafter, the buyer will make the final payment of $100,000 completing the purchase.

*each payment made hereunder will be allocated twenty-five per cent (25%) to the Billali and seventy-five percent (75%) to the Jim Crow, Imperial.

The Agreement has a 5% net smelter return (NSR) royalty on the nine patented Lode Claims with a royalty limit up to $650,000, and a 3% NSR thereafter.

Title and all rights and interest in the properties will be conveyed under the agreements upon completion of the payments of the purchase prices of the properties.

There were no mining operations being conducted on the property on the date of purchase.  Based on the Company’s analysis and understanding of annual filed reports filed by the sellers, no mining operations have been conducted on the properties in the last four-five years.  A review of the tax returns for the years calendar years ended 2016-2018 support this position. The Company has inquired with the New Mexico Mining and Minerals Division to obtain the last few years of filings on Form 7, Annual Report Metal and Mill Concentrate Operations. The current reports obtained from the Division, reflect no mining operations have occurred in the years 2014-2018.

Accordingly, (i) there were no revenue-producing activities and (ii) in connection with the acquisition, no employee base was associated with the acquisition, no market distribution system was associated with the acquisition, no sales force or customer base was associated with the acquisition, and no production techniques or actual production was associated with the acquisition of the properties.  The Company believes that the physical facilities need various improvements prior to beginning mining operations.

To further assist the Company to determine if it acquired a business or a business combination, it looked to Accounting Standards Update 2017-01 Business Combinations (Topic 805). Based upon the Company’s review of the purchase agreement that provides for only the purchase of patented and unpatented mining claims as detailed in the agreement. Ownership transfer of these claims are not transferred until the full amount specified in the agreement is paid in full. The Company has reviewed the tax returns of the sellers for their calendar tax years 2016-2018, which indicate no operations have occurred in those years.

Based upon the Company’s review of FASB’s Business Combinations (Topic 805) Update amendment and the review of the acquisition documentation, this acquisition does not meet the requirements of acquiring a business. All assets to be acquired are concentrated in a single identifiable asset or group of similar identifiable assets, patented mining leases, as descripted in the Agreement. The Company relies on Sections 805-10-55-5, 805-10-55A and 805-10-55-5B that identify the acquisition is not considered a business or a business combination.

The Company has the right to cancel the Agreement at any time. The Company considers this property to be an exploration property and as  an exploration company under Industry Guide 7.

British Columbia Properties

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remains in trust with the sellers until payment in full.  To date, the Company has paid Can$260,000.  The Company owes the sellers Can$140,000 and 10,000,000 shares of Company common stock. Based upon our subsequent scrutiny and analysis of the transaction, the Company in February 2019 initiated an arbitration proceeding against the seller to void and rescind the purchase of these British Columbia properties, including requesting additional remedies.  The Company cannot predict the outcome of this arbitration, and there can be no assurance that the Company will not lose its interest in these claims or owe seller the remaining outstanding amounts. In connection with this arbitration, the Company’s legal position is to void the transaction and, due to the uncertainty of the outcome, has provided an impairment of the amount at June 30, 2019, in the amount of $210,116.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement Effect on Financial Statements

The following table illustrates the impact of the restatement of funds advanced to a related party and the restated audited consolidated balance sheet, the audited statement of operations and audited statement of cash flows for the fiscal year ended June 30, 2017. Additional information is disclosed in NOTE 13, RELATED PARTY TRANSACTIONS, Entry into a Material Definitive Agreement.

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

(E)Restatement of cash funds regarding related party transactions and misappropriated funds.

(F)Share issuance correction for consulting.

(G)Rounding correction

		As Previously Reported	Adjustment	Restated
Consolidated Balance Sheet at June 30, 2017:
Cash	E	$441,806	$(49,431)	$392,375
Escrow deposit	E	$500,000	$(500,000)	$—
Total Current Assets		$981,644	$(549,431)	$432,213

Mine Equipment, net of depreciation of $21,799	A	$245,933	$(245,933)	$—
Total Assets		$1,227,577	$(795,364)	$432,213

Accounts payable	D	$3,244,368	$32,331	$3,276,699
Accrued liabilities	D	$6,216,348	$72,685	$6,289,033
Payable to related party	E	$49,420	$(49,420)	$—
Notes payable, current portion	G	$2,376,406	$1	$2,376,407
Total Current Liabilities		$15,246,415	$55,597	$15,302,012

Common stock	F	$579,873	$11,331	$591,204
Additional paid in capital	F	$83,414,595	$541,042	$83,955,637
Accumulated deficit	B	$(98,013,306)	$(1,403,334)	$(99,416,640)
Stockholders’ Deficit		$(14,018,838)	$(850,961)	$(14,869,799)
Total Liabilities and Stockholders’ Deficit		$1,227,577	$(795,364)	$432,213

Consolidated Statement of Operations for the fiscal year ended June 30, 2017:
Exploration and other mine related costs	E	$255,917	$(166,543)	$89,374
General and administration	E,F	$1,450,797	$569,665	$2,020,462
Depreciation and amortization	C	$21,799	$(21,799)	$—
Total Operating Expenses		$1,728,513	$381,323	$2,109.836

Misappropriated funds	E	$—	$(971,099)	$(971,099)
Interest expense	D	$(961,386)	$(50,912)	$(1,012,298)
Total Other Income and (Expense)		$4,113,056	$(1,022,011)	$3,091,045
Net Income		$2,384,543	$(1,403,334)	$981,209

Consolidated Statement of Cash Flows for fiscal year ended June 30, 2017:
Net income		$2,384,543	$(1,403,334)	$981,209
Depreciation and amortization	C	$21,799	$(21,799)	$—
Stock issued for services	F	$475,007	$552,373	$1,027,380
Accounts payable and accrued liabilities	D	$1,002,960	$(97,671)	$905,289
Net Cash Used in Operating Activities		$(1,063,394)	$(970,431)	$(2,033,825)

Purchase of equipment	A	$(267,732)	$267,732	$—

Escrow deposit on mineral property	E	$(500,000)	$500,000	$—
Net Cash Used in Investing Activities		$(767,732)	$767,732	$—

Repayments to related party for expenses paid on behalf of Company	E	$(153,268)	$153,268	$—
Net Cash Provided by Financing Activities		$2,270,117	$153,268	$2,423,385
Increase in cash and cash equivalents	E	$438,991	$(49,431)	$389,560

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

Below presents summary financial information at the three fiscal years presented in this 10-K filing.

	June 30,
	2019	2018	2017
Cash on hand	$264,900	$18,897	$392,375
Working capital deficit	$4,116,324	$18,396,800	$14,869,799
Stockholder deficit	$775,416	$17,299,684	$14,869,799
Current year net income (loss)	$8,534,704	$(2,596,734)	$981,209

On August 26, 2015, Santa Fe filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. With the dismissal of our bankruptcy case in June 15, 2016, all assets of the Company were sold. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on continued capital financing for project development, repayment of various debt facilities and payment of current operating expenses until the Company has implemented production at one of our recently acquired mine sites and generating substantial cash flow from operations and an acceptable source to process the mineralized ore to generate revenue. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company.

As of the fiscal years ending June 30, 2019, 2018 and 2017, the Company was in default on debt facility payments as follows:

	June 30,
	2019	2018	2017
Amount due under the Gold Stream Agreement	$—	$7,572,653	$7,365,848
Other notes payable	$398,793	$2,326,407	$2,376,407
Accrued other note payable interest	$110,618	$3,031,677	$2,318,524
Notes payable and accrued interest to related party	$—	$—	$—

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, Santa Fe Gold Barbados Corporation, a Barbados corporation, Santa Fe Acquisitions Company, a New Mexico Limited Liability Company, Minerals Acquisitions, LLC, a New Mexico Limited Liability Company and Bullard’s Peak Corporation, a New Mexico corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

On July 19, 2016, a new company was formed, Santa Fe Acquisition LLC (“SFA”) with Tom Laws, our CEO at the time, as the signer, for the sole purpose of acquiring assets for Santa Fe Gold (“SFG”). On September 25, 2017, with an effective date of July 23, 2016, the CEO assigned ownership of SFA to Santa Fe Gold whereby SFG became to sole member of SFA resulting in SFA becoming a wholly owned subsidiary of SFG.  Any major purchases were made through the SFA Company for the benefit of SFG, with the funding provided by SFG.

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

Significant estimates are used when accounting for the Company’s carrying value of mineral properties, useful life of fixed assets, depreciation and amortization, accruals, derivative instrument liabilities, taxes and contingencies, asset retirement obligations, revenue recognition, and stock-based compensation which are discussed in the respective notes to the consolidated financial statements.

Fair Value of Financial Instruments

The carrying values of cash, miscellaneous receivables, accounts and notes payable and accrued liabilities approximated their related fair values as of June 30, 2019, 2018 and 2017 (As Restated), due to the relatively short-term nature of these instruments.

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

Mine Development

Mine development costs include engineering and metallurgical studies, drilling, and other related costs to delineate an ore body, and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure in an underground mine. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

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

As of June 30, 2019, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects and all exploration costs are being expensed.

Mineral Rights

Mineral properties are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. When it is determined that a mineral property can be economically developed as a result of establishing reserves, subsequent mine development is capitalized and are amortized using the units of production method over the estimated life of the ore body based on estimated recoverable tonnage in proven and probable reserves.

The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Costs of exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established.

When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates the carrying value under ASC 930-360, “Extractive Activities - Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are expensed as incurred.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. As described in NOTE 4, the Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

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

When required to arrive at the fair value of derivatives associated with the convertible notes and warrants, a Black Scholes and a Monte Carlo models are utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the financial derivatives, the CFA assumed that the Company’s business would be conducted as a going concern.

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

Reclamation and Asset Retirement Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. No reclamation costs were required for the end of our fiscal 2019, 2018 or 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2019, 2018 and 2017, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the fiscal year ended June 30, 2018, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computation (“EPS”) for the fiscal years ended June 30, 2019 and 2017 is as follows:

June 30, 2019:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$ 8,534,704	329,903,520	$ 0.03
Diluted EPS
Dilutive effect of options	—	3,784,779
Income available to common stockholders plus assumed exercise of options and warrants	$ 8,534,704	333,688,299	$ 0.03

The number of warrants excluded from the calculation of diluted earnings per share for the year ended June 30, 2019, was 100,000, because their inclusion would have been anti-dilutive.

June 30, 2017:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$ 981,209	263,709,360	$ 0.00
Diluted EPS
Gain on derivatives on convertible notes	(153,538)	—
Interest expense on convertible notes	269,776	—
Loss on foreign currency translation	71,181	—
Gain on debt extinguishment	(4,068,901)	—
Dilutive effect of options	—	40,085
Dilutive effect of convertible notes	—	41,550,870
Income available to common stockholders plus assumed exercise of options	$ (2,900,273)	305,300,315	$ (0.01)

The number of warrants excluded from the calculation of diluted earnings per share for the year ended June 30, 2017, was 9,348,434, because their inclusion would have been anti-dilutive.

Stock-Based Compensation

In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

The Company accounts for share-based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the expected vesting period. Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. Stock based compensation for the years ended June 30, 2019, 2018 and 2017 was $291,608, $389,181, and $1,027,380, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The Company has adopted this standard effective June 30, 2018, and the standard did not have an impact on our consolidated financial statements until revenue is achieved.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2016. This update contains amendments that clarify the principles for management’s assessment of an entity’s ability to continue as a going concern. The Company has adopted ASU 2014-15 effective July 1, 2017 and has determined that the adoption of this standard did not have material impact on the Company’s reported financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  ASU No 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ended June 30, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued The Company has adopted ASU No. 2017-09 as of July 1, 2018, and has determined that this pronouncement did not have a material impact to its consolidated financial statements.

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 1, 2020, and early adoption is permitted.  The Company is currently evaluating this guidance and the impact on its Consolidated Financial Statements, if any.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2019, 2018 and 2017 (As Restated):

	June 30,
	2019	2018	2017 (As Restated)
Audit	$18,557	$18,557	$18,557
Merger costs, net	—	269,986	269,986
Payroll burden	124,620	134,717	187,705
Vacation	15,771	15,771	15,771
Franchise taxes	8,697	8,697	8,697
Property taxes	253,523	253,523	253,523
Other	29,579	19,579	53.255
Commodity supply agreement (See NOTE 5)	—	3,154,423	3,124,009
Interest	194,321	3,031,677	2,357,530
	$645,068	$6,906,930	$6,289,033

NOTE 4 - DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities were determined utilizing a Monte Carlo model and the Black-Scholes option pricing model for warrants and certain convertible notes and to arrive at the fair value of derivatives associated with certain convertible notes, a Monte Carlo model was utilized that values the convertible notes based on average discounted cash flow factoring in the various potential outcomes. In determining the fair value of the derivatives, it was assumed that the Company’s business would be conducted as a going concern at June 30, 2017.

Utilizing the two methods, the aggregate fair value of the derivative instrument’s liability was determined to be $0 as of June 30, 2017. The following assumptions were utilized in the Black-Scholes option pricing model during the year ended June 30, 2017: (1) risk free interest rate of 0.81% to 1.25%, (2) remaining contractual life of 0.33 to 2.02 years, (3) expected stock price volatility of 124.9% to 414.4%, and (4) expected dividend yield of zero. The following assumptions were utilized in the Monte Carlo model: (1) features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions, (2) redemption provisions and the default provisions, (3) there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the Company defaults on the note,(4) stock price of $0.0009 to $0.176 was utilized, (5) notes convert with variable conversion prices based on the lesser range from of $0.0425 or $0.125 or a fixed rate of 60% or 65% of either the low 20 or 25 trading days, depending on the lender and (6) annual volatility for each valuation period was based on the historic volatility of the Company of 99%-537%, annualized over the term remaining for each valuation.

On March 8, 2017, the convertible notes were all settled and on the final date of settlement, the warrants no longer qualified as derivatives and were reclassified to equity at their fair value on that date and aggregated $333,462.

Based upon the change in fair value, the Company has recorded a non-cash loss on derivative instruments for the year ended June 30, 2017, of $26,974.

The table below show the loss on the derivative instruments liability for the years ended June 30, 2017.

Year Ended June 30, 2017

	Derivative	Derivative	Valuation Change
	Liability as of	Liability as of	for the year ended
	June 30, 2016	June 30, 2017	June 30, 2017

Purchase Agreement Warrants and Convertible Debt	$306,488	$—	$306,488

Derivative liability written off to equity upon conversions			(333,462)
Loss on derivative instruments liabilities			$(26,974)

The Company had no financial derivative instruments during our fiscal years 2019 and 2018.

NOTE 5 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. See NOTE 10- CONTINGENCIES AND COMMITMENTS, Commodity Supply Agreement.   Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining unaccredited liability totaled $3,359,873 at June 30, 2018 and 2017 (As Restated), respectively, and $0 at June 30, 2019, are reported as completion guarantee payable, and interest of $176,393, $176,390 and $176,394 was expensed during the years ended June 30, 2019, 2018 and 2017, respectively, on the obligation. Accrued interest on the obligation at June 30, 2019, 2018 and 2017 was $0, $1,058,357 and $881,967, respectively.

At the end of the Company’s fiscal year ended June 30, 2019, the Company wrote off this debt and related accrued interest aggregating $4,594,622. At June 30, 2019 we also wrote off the liability associated with undelivered gold under the Commodity Supply Agreement aggregating $3,742,504, which liability was presented in accrued liabilities on the balance sheet. The write off of debt was related to finance facilities under British Columbia statutes. The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the two finance facilities. It was determined that the finance facilities were subject to the laws of the Providence of British Columbia and the federal laws of Canada. The Company received a written legal opinion from legal counsel that the two researched finance facilities under the Limitations Act (British Columbia) and any relevant case law in British Columbia, that the statute of limitations has run for the two finance facility liabilities pursuant to the Limitations Act

(British Columbia) and that no future claims can be commenced in the Providence of British Columbia and the Company has no outstanding legal obligation on the finance facilities.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2016, the outstanding principal balance was $450,000 and accrued interest on the senior subordinated convertible notes was $144,500 and was in default. In December 2016 the court administered trust paid and aggregate $22,062 to the note holders and was applied against the accrued interest on the notes and was recorded as a gain on trust debt forgiveness in our fiscal 2017 year.

In March 2017 the three accredited investors reached an agreement with the Company for an aggregate cash settlement of $13,500 on all the outstanding principle and accrued interest as payment in full. The settlement amount was paid according to the terms of the settlement in March 2017. At the time of the agreement to settle, the three accredited investors had an aggregate balance of principal and accrued interest owed them of $603,688 and the Company recorded a gain on debt extinguishment of $590,188 on the settlement in our fiscal year 2017.  See NOTE 14 – SUMMARY OF GAIN ON DEBT EXTINGUISHMENT.

Convertible Secured Notes

In October and November 2012, the Company received advances totaling A$3,900,000 (A$ - Australia dollars), representing cash proceeds of $3,985,000, from International Goldfields Limited (ASX: IGS) in fulfillment of an important condition of the Binding Heads of Agreement dated October 8, 2012 between the Company and IGS. The funds were advanced by way of two secured notes which, as discussed below, became convertible in 2015. The convertible secured notes bear interest at a rate of 6% per annum, have a three-year term, and were secured by the Company’s contractual rights to the Mogollon property. The Company has the right to prepay the convertible secured notes at any time without any premium or penalty. Should the Company fail to repay the convertible secured notes on the maturity date or should an event of default occur, then IGS may choose to have the outstanding amounts repaid in the Company’s shares at a conversion rate equal to the daily volume weighted average sales price for the twenty trading days immediately preceding the date of conversion.

On October 31, 2015, the notes became convertible and the CFA computed an embedded  conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the notes under the effective interest method. The initial carrying value of the embedded conversion option was $98,091. During the year ended June 30, 2016, amortization of loan discount was recognized as interest expense of $48,251 and during the year ended June 30, 2017, amortization of notes discount recognized as interest expense was $49,840 and the unamortized discount balance was $0 at June 30, 2017. On June 30, 2017 and 2016, the total outstanding principal balance on the notes totaled $0 and $2,903,316, respectively, and accrued interest was $0 and $642,624, respectively. In December 2016 the court administered trust paid $174,507 to the note holder and was applied against the accrued interest on the notes and was recorded as a gain on trust debt forgiveness. IGS did not convert the note and, in March 2017, reached an agreement with the Company for a cash settlement of $88,282 on the outstanding principal and accrued interest as payment in full. The settlement amount was paid in March 2017.

At the time of the agreed settlement, the outstanding principle and accrued interest aggregated $3,563,662 and the Company recorded a gain on debt extinguishment of $3,475,380 on the settlement.  See NOTE 14 – SUMMARY OF GAIN ON DEBT EXTINGUISHMENT

Convertible Unsecured Notes

$500,000 Convertible Note

On October 22, 2014, the Company signed a $500,000 Convertible Note with an accredited investor and the first two tranches were retired prior to our fiscal year 2017.

On June 24, 2015, a third tranche of $50,000 was delivered under this note under the same terms and conditions, net an OID charge of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note and is expensed over the life of the Note using the effective interest method. During the fiscal years ended June 30, 2016, $6,666 was added to the note principal and note discount and amortization of the loan discount was recognized as interest expense of $5,541 for the fiscal year ended June 30, 2016. No note conversions were made on the note during the fiscal years ended June 30, 2016 and 2015. During fiscal year ended June 30, 2016, $31,111 in default charges was added to the note balance. At June 30, 2017 and 2016 the note balance was $0 and $93,333 respectively, and amortization of the loan discount was recognized as interest expense of $56,088 for the year ended June 30, 2017, and the unamortized loan discount balance as of June 30, 2017 and 2016, was $0 and $56,088, respectively.

The conversion price with this investor is the lesser of $0.0425 or 65% of the lowest trade price in the 25 trading days previous to the conversion date. The note was not converted and was retired for $90,000 in installments, the final installment made on January 25, 2017, and the Company recorded a gain on debt extinguishment of $3,333.

$250,000 Convertible Note

On January 20, 2015 the Company signed a $250,000 Convertible Note with an accredited investor. On January 20, 2015, the company received proceeds of $50,000, net of an OID of $5,556. The consideration on the note has a maturity date of two years from payment of each consideration and has a 10% OID component attached to it. A one-time interest charge of 12% is applied to the principal sum on the date of the consideration. The note principal and interest shall be paid at maturity date or sooner. The investor may pay additional consideration to the Company in such amounts and at such dates as the investor may choose in its sole discretion. The tranche consideration contained an embedded conversion option and was separated from the note and accounted for as a derivative instrument at fair value and discount to the Note and was expensed over the life of the note using the effective interest method.

On June 9, 2015, a second Consideration tranche of $50,000 was delivered under this Convertible Note under the same terms and conditions, net an original issue discount (“OID) of $5,556. The tranche consideration contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the note and is expensed over the life of the Note under the effective interest method. During the fiscal year ended June 30, 2016, amortization of loan discounts on the two notes was recognized as interest expense of $66,388. During the fiscal year ended June 30, 2016, the investor converted the note principle and added interest charges of $60,192 under the first consideration into 18,007,333 shares of restricted common stock. During the fiscal year ended June 30, 2016, penalties and default charges of $43,347 were added to the two note balances. At June 30, 2017 and 2016, the note balances were $-0- and $107,599, respectively, and the unamortized loan discounts were $0 and $55,886, respectively. During the year ended June 30, 2017, amortization of the loan discount recognized as interest expense was $55,886.

The conversion price with this investor is the lesser of $0.125 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. At June 30, 2016, the two note tranches had aggregated outstanding principal $107,599 and had a conversion price of $0.0003. During the three months ended September 30, 2016, the note was not converted and was retired for $93,000 in installments. The final installment was made on September 6, 2016. The transaction resulted in recognition of a gain on debt extinguishment of debt in the amount of $14,599.

As of our fiscal years ended June 30, 2019, 2018 and 2017 (As Restated), the Company had no outstanding convertible debt facilities.

NOTE 7 – NOTES PAYABLE

Canarc Share Exchange Agreement

Pursuant to Share Exchange Agreement (the "Share Exchange Agreement") with Canarc Resource Corp., a British Columbia, Canada corporation whose common shares are listed on the TSX Exchange under the symbol CCM ("Canarc") on July 15, 2014, the Company and Carnac entered into an interim financing facility pursuant to which Canarc advanced a $200,000 loan to the Company and a $20,000 merger advance. The loan bears interest an initial compounded rate of 1% a month and was due and payable upon the closing of a gold bond financing by the Company or January 15, 2015, if the financing does not close. The financing did not close under this Agreement and the accrued compounded interest at that date was added to the principle and the interest rate was increased to 14% per annum on the outstanding balance per the Share Exchange Agreement.

In December 2016 the court administered trust paid $9,897 to the note holder and was applied against the accrued interest on the note and was recorded as a gain on trust debt forgiveness. The principal, accrued interest and merger advance outstanding at June 30, 2017, and thereafter, is past due and in default.

A Forbearance Agreement by and among Santa Fe and Canarc was entered into and effective as of February 12, 2018. The Company agreed with Canarc to make four installment payments as follows: (i) $25,000 on February 14, 2018; (ii) $25,000 on June 30, 2018; (iii) $85,000 on October 1, 2018; and (iv) $85,000 on December 31, 2018.  All payments were made on a timely basis. With the final payment completed, Canarc forgave $12,522 of principal and accrued interest on the note payable of $100,103 per the terms of the agreement and the Company recorded a gain on debt extinguishment of $112,625 in the quarter ended December 31, 2018.

The principle balance and merger advance outstanding at June 30, 2019, 2018 and 2017 was $0, 182,522 and $232,522, respectively. Accrued interest on note at June 30, 2019, 2018 and 2017 was $0, $91,662 and $63,222, respectively. Interest expense for the years ended June 30, 2019, 2018 and 2017 was $8,441, $28,440 and $25,717, respectively.

Equipment Contract

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, secured by the equipment. The balance owed on the installment sales contract was $398,793 at June 30, 2019, 2018 and 2017, respectively and had accrued interest of $110,616, $87,687 and $64,757, respectively. In December 2016 the court administered trust paid $17,412 to the holder and was applied against the accrued interest on the contract and this amount was recorded as a gain on trust debt forgiveness. The Company has been unable to make its monthly payments since November 2013 and has been in default since that time. The installment sales contract is due and in default at June 30, 2019, 2018 and 2017. The equipment has been returned to the vendor for sale, and the equipment remains unsold.

Tyhee Merger Agreement

In conjunction with the Merger Agreement, Tyhee Gold Corp. (“Tyhee”) and the Company entered into a Bridge Loan Agreement (“Bridge Loan”), pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge Loan and Tyhee’s allocation of the proceeds from the Bridge Loan. The Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at June 30, 2018 and 2017. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at June 30, 2019, 2018 and 2017 is $0, $1,736,513 and $1,308,578, respectively, and was in default. In December 2016, the court-administered trust paid $91,788 to Tyhee and this amount was applied against the accrued interest on the Bridge Loan.  The trust payment was recorded as a gain on trust debt forgiveness.  Interest expense for the years ended June 30, 2019, 2018 and 2017 was $418,822, $427,935 and $409,709 respectively.

At the end of the Company’s fiscal year ended June 30, 2019, the Company wrote off this debt, related accrued interest and accrued merger expense aggregating $4,170,413. The write off of debt was related to a finance facility under British Columbia statutes. The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the finance facility. It was determined that the finance facility was subject to the laws of the Providence of British Columbia and the federal laws of Canada. The Company received a written legal opinion from legal counsel that the researched finance facility under the Limitations Act (British Columbia) and any relevant case law in British Columbia, that the statute of limitations has run for the finance facility liability pursuant to the Limitations Act (British Columbia) and that no future claims can be commenced in the Providence of British Columbia and the Company has no outstanding legal obligation on the finance facilities.

Note Payable

During our fiscal year 2019, an individual loaned the Company $239,750 of which the Company paid back $40,000 during the current fiscal year. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender.

The following summarizes notes payable:

	June 30,
	2019	2018	2017
Working capital advances, interest at 1% per month, due January 15, 2015	$—	$162,522	$212,522
Merger advance	—	20,000	20,000
Installment sales contract on equipment, interest at 5.75%,payable in 48 monthly installments of $13,874, including interest through July 2016	398,793	398,793	398,793
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan	—	1,745,092	1,745,092
Note payable, interest at 6%	199,750	—	—
Notes Payable, Current	$598,543	$2,326,407	$2,376,407

NOTE 8 - SHARES SUBJECT TO MANDATORY REDEMPTION BY RELATED PARTY

On August 9, 2017, a related party returned a certificate for 20,000,000 shares of common stock and was issued a new certificate for 2,000,000 shares on the same date. The related party loaned the 18,000,000 shares to the Company to raise additional working capital until the Company increased the authorized common shares of the Company. The related party set no specified return date after the increased share authorization and may make the election at their discretion. The value of the 18,000,000 shares is determined according to ASC 480, “Distinguishing Liabilities from Equity”. On the return date of the shares to the Company the shares were valued at the market value. On each subsequent period measurement closing, the shares will be valued at the current market price and any increase in valuation from the initial valuation will be recorded as a designated interest expense. Any decrease in valuation from the initial valuation will be recorded to Addition Paid in Capital as the obligation is to a related party of the Company. The initial valuation on August 9, 2017 was $1,762,200 and at December 31, 2018 and June 30, 2018 was $1,422,000 and $1,638,000, respectively. The reduced valuation at December 31, 2018, resulted in an increase in Additional Paid in Capital of $216,000 for the six months ended December 31, 2018.

The loaned shares were returned to the related party on January 23, 2019. The obligation of associated theses shares was eliminated and a corresponding entry made to Common Stock and Additional Paid in Capital. On the date the shares were returned to the related party, the market value was $1,890,000. The increase the share valuation on the return date and elimination of the obligation to the related party was $468,000, of which Additional Paid in Capital was charged $340,200 and interest expense was charged $ 127,800.

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments. The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of June 30, 2019, 2018 and 2017 are as follows:

June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$—	$—	$—

June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$—	$1,638,000	$1,638,000
June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$—	$—	$—

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Commodity Supply Agreement

In December 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm to deliver a portion of the life-of-mine gold production (excluding all silver production) from the Company’s Summit silver-gold mine. Under the agreement, the Company received advances of $4,000,000 as an upfront deposit, plus continues to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the Gold Stream Agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation is reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining unaccredited balance of the original $4,000,000 upfront deposit. See NOTE 5 - COMPLETION GUARANTY PAYABLE. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

Under the Gold Stream Agreement, the Company has a recorded obligation at June 30, 2019, 2018 and 2017, of 3,709 ounces of undelivered gold valued at approximately  $0, $3.15 and $3.12 million, respectively, in accrued liabilities net of the Fixed Price of $400 per ounce to be received upon delivery. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

At June 30, 2019, we wrote off the liability associated with undelivered gold under the Commodity Supply Agreement aggregating $3,742,505 and was recorded as gain on debt extinguishment. See NOTE 5 – COMPLETION GUARANTEE PAYABLE for additional detailed disclosures.

The Company determined the agreement on the Billali and Jim Crow/ Imperial mines is a lease and is cancellable at any time by the Company. There are no interest charges provided for in the Agreement.

Costs of exploration, mine development, and carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration and development costs as incurred as we are in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. The Company will capitalize the payments under the Agreement as made. At the time the Company has a revenue stream from this project, the Company will amortize the capitalized payment balance each quarter. Companies that have reserves under Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, on properties that have no reserves we will depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated life of the mine, as determined by our geologist. As we have no reliable information to compute a units of production methodology, we will amortize our capitalized costs on a straight-line basis.

As of June 30, 2019, the Company has not established the commercial feasibility of any of our exploration projects; therefore, all exploration costs are being expensed. In our current fiscal year ended we capitalized  payments of $200,000 under the Agreement.

Payments under Amendment Three of the Agreement on the Billali and Jim Crow-Imperial mines are as follows:

For fiscal years ending June 30:
2020	$300,000
2021	600,000
2022	1,100,000
2023	2,100,000
2024	2,100,000
Thereafter	3,600,000
Total Agreement payments	$9,800,000

Share Obligation to Related Party

On August 9, 2017, a related party returned a certificate for 20,000,000 shares of common stock and was issued a new certificate for 2,000,000 shares on the same date. The related party loaned the 18,000,000 shares to the Company to raise additional working capital until the Company increased the authorized common shares of the Company. The related party set no specified return date after the increased share authorization and may make the election at their discretion. The shares were returned to the related party on January 23, 2019. See NOTE 8 – SHARES SUBJECT TO MANDATORY REDEMPTION BY RELATED PARTY for additional disclosures.

Office and Real Property Leases

The Company’s office consists of a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense was $6,000 for fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Prior Corporate Officer

On April 10, 2017, the Company reached a non-disclosure agreement with the prior CEO, Mr. Jordaan, about his outstanding back wages and amounts due for legal services rendered to the Company prior assuming the position of CEO. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016. Mr. Jordaan was still considered a related party. As of June 30, 2017, the Company owed to related party an aggregated amount of $230,527 and is included in accounts payable.  All claims by Mr. Jordaan were settled in the agreement with the final payment of $230,527 on September 21, 2017.

NOTE 11 - STOCKHOLDERS’ DEFICIT

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

On July 28, 2017, a shareholder returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for as a derivative liability at the fair value of the shares and marked to market at each balance sheet date. The net 18,000,000 returned shares were recorded at Par Value of $36,000.

Common Stock Transactions

Fiscal year ended June 30, 2019:

(i)	Issued an aggregate of 3,057,035 shares of restricted common stock for consulting services at a value of $291,608 on the dates of issuances;
(ii)	Issued an aggregate of 25,399,720 shares of restricted common stock to accredited investors for cash proceeds of $1,661,980 and finder’s fees of $20,000 were paid in connection therewith;
(iii)

Issued an aggregate of 33,318,462 shares of restricted common stock for subscribed shares from accredited investors, consulting shares granted and wage conversion shares not issued at June 30, 2018, with a value of $2,772,191; and

(iv)	Issued 18,000,000 loaned shares to a related party at a value on the date of issuance of $1,890,000.

Fiscal year ended June 30, 2018, the Company:

(i)

Accepted subscriptions for an aggregate of 11,199,183 shares of restricted common stock from accredited investors for cash proceeds of $895,933 and finder’s fees of $89,593 were paid in connection therewith; and

(ii)

Accepted subscriptions for an aggregate of 11,199,183 shares of restricted common stock for the exercise of warrants from accredited investors for cash proceeds of $895,933 and finder’s fees of $89,593 were paid in connection therewith.

(iii)	Granted 3,650,000 restricted common shares for consulting services at a value on the date of grant of $389,181;
(iv)	Granted 476,484 restricted shares of common stock for the conversion of accrued officer’s salary at a value on the grant date of $47,648;
(v)

Accepted subscriptions for an aggregate of 29,191,978shares of restricted common stock from accredited investors for cash proceeds of $2,335,362 and finders’ fees of $237,534 were paid in connection therewith.

Fiscal year ended June 30, 2017, the Company:

(i)	Issued an aggregate of 15,030,720 shares of restricted common stock for consulting services at a value of $1,027,380 on the dates of issuance;
(ii)

Sold an aggregate of 40,840,519 shares of restricted common stock to accredited investors for cash proceeds of $1,354,084 and issued 3,712 shares of restricted common stock for reimbursement of bank transfer fees at value of $288 and finder’s fees of $134,161 were paid in connection therewith; and

(iii)

Issued an aggregate of 40,840,519 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $1,354,084 and finder’s fees of $134,161 were paid in connection therewith.

Subscribed Capital

During the fiscal year ended June 30, 2018, the Company accepted stock subscriptions and related warrant payments from accredited investors of $2,335,362, for an aggregate of 29,191,978 shares of restricted common stock in excess of authorized capital.  The Company also approved the issuance of 3,650,000 shares of restricted stock for consulting fees with a value of $389,181 on the date of grant. The Company converted a back salary to an officer amounting of $23,824 into 476,484 shares of restricted common stock with a market value of $47,648 on the date of conversion and recorded a loss on debt conversion of $23,824. At June 30, 2018, the Company had 33,318,462 unissued shares at a value of $2,772,191. The Company received authorization by the shareholders to increase Company’s authorized capital to 550,000,000 common shares in January 2019, and the subscribed capital shares were subsequently issued.

Warrants

During the fiscal years ended June 30, 2018 and 2017, the Company issued 11,199,183 and 40,840,519 warrants as part of a private placement to accredited investors and the warrants were exercised on the subscription date. During the fiscal year ended June 30, 2018, the Company granted to a consultant, 100,000 five-year warrants at $0.15 with a Black Scholes valuation on the date of grant of $12,983.

During the fiscal years ended June 30, 2019, 2018 and 2017, 4,320,00, 5,023,434 and 1,100,000 warrants expired, respectively.

No warrants were issued or expired in Fiscal 2019.

Stock Options and the Amended and Restated Equity Incentive Plan

On March 8, 2018, the board decided in a special meeting that all options awarded to Erich Hofer, Frank Mueller are declared void and all options should be removed from the financial reporting, excepting prior valid historical options issued for director services.  At a later time, the board will revisit the awards based on the recommendation by the President of the Company for the staff members who were essential in reviving the Company from bankruptcy.

During the fiscal year ended June 30, 2019, 15,000,000 options were granted to each of two directors for their efforts to revive the Company. The options have a five (5) year life and an exercise price of $0.05 per share, the market value on the date of the grant and have a non-cash exercise provision. The Black-Sholes value of the issued options was $$1,497,790. During our fiscal year ended June 30, 2019, 100,000 options expired. During fiscal years ended June 30, 2018 and 2017, no options were granted and 5,235,000 and 2,940,000 options were cancelled or expired, respectively.

Stock option and warrant activity, within the and 2007 EIP and outside of the plan, for the years ended June 30, 2019, 2018 and 2017 are as follows:

Stock Options			Stock Warrants
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2016	8,375,000	0.02	10,443,434	0.35
Granted	---	---	40,840,519	0.033
Cancelled	(2,900,000)	0.02	---	---
Expired	(40,000)	0.36	(1,100,000)	0.94
Exercised	---	---	(40,840,519)	0.033
Outstanding at June 30, 2017	5,435,000	0.02	9,343,434	0.28

Granted	---	---	25,895,175	0.08
Cancelled	---	---	---	---
Expired	(5,235,000)	0.02	(5,023,434)	0.40
Exercised	---	---	(25,795,175)	0.08
Outstanding June 30, 2018	200,000	0.075	4,420,000	0.15

Granted	30,000,000	0.05	---	---
Canceled	---	---	---	---
Expired	(100,000)	0.08	(4,320,000)	0.15
Exercised	---	---	---	---
Outstanding at June 30, 2019	30,100,000	0.05	100,000	0.15

Stock options and warrants outstanding and exercisable at June 30, 2019, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	30,000,000	30,000,000	4.71	$0.05	$0.15	100,000	100,000	3.46	$0.15
$0.07	100,000	100,000.51		$0.07		---	---	---	---
	30,100,000	30,100,000				100,000	100,000

	Outstanding Options		4.71	$0.05	Outstanding Warrants			3.46	$0.15

	Exercisable Options		4.71	$0.05	Exercisable Warrants			3.46	$0.15

As of June 30, 2019, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $1,202,000 and the aggregate intrinsic value of currently exercisable stock options and warrants was $1,202,000. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.09 closing stock price of the common stock on June 30, 2019. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2019 was 30,100,000.

The total intrinsic value associated with options exercised during the year ended June 30, 2019 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total grant-date fair value of option and warrant shares vested during the year ended June 30, 2019 was $1,497,985.

The Company adopted its 2007 EIP (2007 Plan) pursuant to which the Company reserved and registered 8,000,000 shares stock and option grants. The 2007 Plan expired on July 24, 2017 and was not be renewed.

NOTE 12 - INCOME TAXES

The Company has had no income tax expense or benefit since July 1, 1997, because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carry forwards, given the provisions of existing tax laws. The Company files income tax returns in the U.S. and state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from years ended June 30, 2019.

The approximate income tax benefit is computed by applying the current revised U.S. federal income tax rate of 21% to net income (loss) before taxes for the fiscal years ended June 30, 2019, 2018 and 2017 (As Restated) at the revised tax rate of 21% for the prior year periods. New Mexico revised their tax rate to 6.2 % for 2017 and 5.9 % for 2019 and the approximate income tax benefit is computed by applying the current revised New Mexico revised tax rate of 5.9% to net income (loss) before taxes for the fiscal year ended after June 30, 2019, and the revised tax rate of 5.9% to the prior four-year periods.

The components of the income tax benefit provision are as follows:

	Fiscal Years Ended June 30,
Current year tax (benefit)	2019	2018	2017 (As Restated)
Federal tax (benefit) at federal statutory rate	$(2,105,326)	$547,856	$(250,384)
State tax (benefit)	(591,496)	161,748	(73,924)
Expiration of state operating tax benefit	—	(623,752)	(830,596)
Reduction in Federal and/or State tax rates	(84,198)	—	(14,415,993)
Decrease (increase) in valuation allowance	2,781,020	(85,852)	15,570,897
Total	$—	$—	$—

The components of the deferred tax asset are as follows:

	Years Ended June 30,
	2019	2018	2017 (As Restated)
Deferred Tax Asset:
Federal net operating loss carryforward	$19,936,706	$22,042,031	$21,494,175
State net operating loss carryforward	1,064,397	1,740,092	2,202,096
Valuation allowance	(21,001,103)	(23,782,123)	(23,696,271)
Net deferred tax asset	$—	$—	$—

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

In assessing the realizability of estimated deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2019, 2018 and 2017.

At June 30, 2019, the Company had estimated federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $95.1 million. Under the Tax Cuts and Jobs Act (“TCJA”) passed on December 22, 2017, provides that net operating losses (“NOL”) arising in tax years beginning after December 31, 2017, the TCJA limits NOL deduction to 80% of taxable income.

For tax years beginning after December 31, 2017, the TCJA eliminated the two-year carryback period but allows for an infinite carryforward.

For NOL’s generated in tax years beginning prior to December 31, 2017, the prior tax law still applies, and the 80 percent limitation does not apply, and the NOL’s can be carried forward for 20 years. The Company has an approximate NOL under the old tax law of $95.1. The NOL’s under the old tax law expire in varying amounts between 2022 and 2038.

At June 30, 2019, the Company had estimated state tax basis NOL carryforwards for state income tax purposes of approximately $17.0 million. Net operating losses for state income tax purposes beginning with our tax year ended in 2014, may be carried forward for nineteen years. These losses expire in varying amounts from 2033 to 2037.

NOTE 13 – RELATED PARTY TRANSACTIONS

Since August 2015, the Company has leased a home office space from Mr. Mueller for $500 a month for the corporate administrative office in Albuquerque, NM. Rental expense was $6,000 for fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Since June 2016, Nataliia Mueller, wife of Mr. Mueller, has been paid an annual wage of $48,500 as an assistant to the CFO.

Boonyin Investments, a foreign accredited investor, during fiscal 2017 and 2018 purchased 36,030,019 and 33,906,671 shares of common stock, respectively, and the Company received proceeds of $1,729,687 and $2,712,526, respectively.

In order to expedite purchases of equipment and associated expenses in Silver City on behalf of the Company, SFG deposited funds into Mr. Laws certified public accounting practice account until a new bank account was opened at Wells Fargo. Company expenses and purchases of equipment were done in that account. During the fiscal year 2017 an aggregate of $926,000 was deposited to Mr. Laws account or was paid out of the corporate account at Mr. Law’s direction. At the end of the 2017 fiscal year Mr. Laws submitted expenditures on behalf of the Company totaling $1,009,099. Subsequent to the 2017 fiscal year ended, the board directors of the Company appointed a special committee which determined the funds expended by Mr. Laws were misappropriated in the initial amount of $971,099 and a deposit of $38,000 was valid and refunded to the Company in a subsequent period. Of this amount, the $500,000 deposit that was to be made on the Alhambra Acquisition was subsequently determined never made to the sellers by Mr. Laws. See below, Misappropriated Funds and Entry into a Material Definitive Agreement.

Prior to becoming a staff member of the Company, Mr. Laws, our prior CEO, received a consulting fee and converted on January 1, 2018, to a full staff member. During the fiscal year ended June 30, 2017, Mr. Laws received consulting fees of $125,000.

On August 9, 2017, a related party shareholder returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for under ASC 480, “Distinguishing Liabilities from Equity “ at the fair market value of the shares and marked to market at each balance sheet date. On April 4, 2018, the investor became a director of the Company. See NOTE 8 - SHARES SUBJECT TO MANDATORY REDEMPTION BY RELATED PARTY

for additional disclosures.

On May 8, 2018, the Company converted $23,824 of accrued salary for the Company CFO into 476,484 shares of restricted common stock at a market value of $47,648 on the date on grant and recorded a loss on debt conversion of $23,824.

During the fiscal year ended June 30, 2019, 15,000,000 options were granted to each of two directors for their efforts to revive the Company. The options have a five (5) year life and an exercise price of $0.05 per share, the market value on the date of the grant and have a non-cash exercise provision. The Black-Sholes value of the issued options was $$1,497,985.

During the fiscal year ended June 30, 2019, the CFO for the Company loaned the Company $10,000 and deferred salary aggregating $51,848 into a note at 6% per annum, Accrued interest on the note at June 30, 2019, was $1,651 and the note has no stated due date. During the fiscal year ended June 30, 2018, the CFO for the Company advanced the Company $35,000 and was outstanding at June 30, 2018. The amount was paid back on August 9, 2018, without interest.

Misappropriated Funds and Entry into a Material Definitive Agreement

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

See NOTE 1 – NATURE OF OPERATIONS -- Misappropriation of Funds and Entry into a Material Definitive Agreement, for detailed discussion of events and current status.

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

NOTE 14 – SUMMARY OF GAIN (LOSS) ON DEBT EXTINGUISHMENT

In February 2017, Company contacted 19 creditors and note holders of the Company and made an offer in compromise: “the Company respectfully hereby offers a cash payment to you, in consideration of your discharge and release of any and all outstanding (non-trust) claims, in the amount of three (3%) per cent of the present principal balance otherwise owed.” Six of the creditors did not accept our offer and thirteen did. All payments were made in accordance with the settlement terms in March 2017. The combined creditors balance was $343,902 and was settled for $10,734.  The outstanding notes settled were the: IGS note and interest that aggregated $3,580,432 and was settled for $88,282 and three note holders each had a note for $150,000 with accrued interest aggregating $625,875 and was settled for $13,500. In total $112,516 was disbursed for debt aggregating $4,511,252 and the Company recorded $4,398,736 as gain on debt extinguishment. In separate transactions the Company settled two other convertible notes with aggregate outstanding balance of $173,488 for total cash payments of $155,556 and recorded an aggregate gain on the debt extinguishments of $17,932 on the two transactions.

Below is a summary of gain on debt extinguishment recognized for the fiscal years ended June 30, 2017 (As Restated), 2018 and 2019:

Fiscal 2017 (As Restated) Gain on debt extinguishment:
	Debt	Settlement	Gain
Accounts Payable	$343,902	$10,734	$333,168
IGS note principle	2,962,947	88,282	2,874,665
IGS accrued interest	600,715	—	600,715
Convertible notes	450,000	13,500	436,500
Convertible note accrued interest	153,688	—	153,688
Vista convertible note	80,155	65,556	14,599
JMJ convertible note	93,333	90,000	3,333
	$4,684,740	$268,072	$4,416,668

Chapter 11 Bankruptcy – Gain on Trust Debt Extinguishment:

In December 2016 the court administered trust paid $464,763 to credit holders of the Company, and is recorded as a gain on trust debt extinguishment and payments were applied as follows for the fiscal year ended June 30, 2017:

Accounts payable	$ 138,879
Accrued compensation	8,775
Accrued liabilities	1,443
Note holders – accrued interest	315,666
Total	$ 464,763

Fiscal 2018

Gain (loss) on debt extinguishment:

Loss on officer accrued salary converted to equity	$ (23,824)
Write off accrued note fee that was paid off	5,000
Total	$ (18,824)

Fiscal 2019

Write off of finance facilities under British Columbia law where the statute of limitations had run out pursuant to the Limitations Act (British Columbia). The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the two finance facilities. It was determined that the finance facilities were subject to the laws of the Providence of British Columbia and the federal laws of Canada. The Company received a written legal opinion from legal counsel that the two researched finance facilities under the Limitations Act (British Columbia) and any relevant case law in British Columbia, that the statute of limitations has run for the two finance facility liabilities pursuant to the Limitations Act (British Columbia) and that no future claims can be commenced in the Providence of British Columbia and the Company has no outstanding legal obligation on the finance facilities.

Gain on debt extinguishment:

Merger Agreement, loan balance	$ 1,745,092
Merger Agreement, loan accrued interest	2,155,335
Merger Agreement accrued fees	269,986
Goldstream loan balance	3,742,505
Completion Guaranty accrued interest	1,234,749
Completion Guaranty Payable	3,359,873
Forbearance Agreement	112,625
Total	$ 12,620,165

NOTE 15 – LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

The DOJ and the SEC have each initiated investigation into the Company, resulting from the Laws transactions.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation is still preliminary.  These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  These investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and current officers and directors.  These types of remedial actions may result in additional costs and expenses to be incurred by the Company.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,860 and recorded $21,454 in legal fees awarded in the judgement. For the years ended June 30, 2019, 2018 and 2017, as restated, interest expense on the obligation was $8,320, $8,320 and $17,985, respectively. The court appointed trust made a payment in December 2016 of $6,287 which was applied against accrued interest. At June 30, 2019 and 2018 and 2017, as restated, accrued interest on the obligation was $28,338, $20,018 and $11,698, respectively.

Santa Fe Gold Corporation v. Tyhee Gold Corp., Brian K. Briggs, SRK Consulting (US), Inc., and Bret Swanson, Case No: 14CV032866, District Court, Denver County, Colorado.  Santa Fe is seeking damages for breach of the Confidentiality Agreement as well as for conversion of Santa Fe’s confidential information. Tyhee Gold Corp. has filed a counter-claim for tortuous interference with prospective contractual relationships with Koza Gold. On July 31, 2017, this case was dismissed with prejudice.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $23,677. For the year ended June 30, 2019, 2018 and 2017, as restated, interest expense was $10,131, $10,132, and $31,899,respectively. The court appointed trust made a payment in December 2016 of $4,591 which was applied against accrued interest. Accrued interest on the obligation at June 30, 2019, 2018 and 2017 was $47,571, $37,440 and $27,308.

In November 2018, Santa Fe filed a complaint in Luna County District Court, State of New Mexico, requesting a $930,000 money judgment against Mr. and Mrs. Laws, in addition to foreclosing on the mortgage Mr. and Ms. Laws granted to Santa Fe on real property to secure the promissory note located in Luna County, New Mexico.  As of the filing of this report, Mr. Laws has pleaded guilty to various charges brought against him by government officials, which include the Company allegations. Mr. Laws is currently awaiting sentencing on the pleaded to charges. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court.

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

In November 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock. The Company owes the sellers Can$140,000 and 10,000,000 shares of Company common stock. To date, the Company has paid Can$260,000. The Company owes the sellers Can$140,000 and 10,000,000 shares of Company common stock. Based upon our subsequent scrutiny and analysis of the transaction, the Company in February 2019 initiated an arbitration proceeding against the seller to void and rescind the purchase of these British Columbia properties, including requesting additional remedies. The Company cannot predict the outcome of this arbitration, and there can be no assurance that the Company will not lose its interest in these claims, or owe seller the remaining outstanding amounts. In connection with this arbitration, the Company’s legal position is to void the transaction and, due to the uncertainty of the outcome, has provided an impairment of the amount at June 30, 2019, in the amount of $210,116.

With the completion of the bankruptcy in June 2016, all pending legal actions were reinstated and debts at the time of the bankruptcy are currently due and in default, but none of the then existing litigation has to date resulted in subsequent legal proceedings.  There can be no assurance that subsequent legal proceedings will not materialize.  After the dismissal of the bankruptcy case, the Company had limited assets, but remained liable for all commitments and debts that then were outstanding.  Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO are subsidiaries of the Company with nominal assets and all of their commitments, debts and legal proceedings remain.  The bankruptcy court set up a trust fund funded by the activities of the Summit mine (main asset sold in bankruptcy proceedings) for five years from reopening of the mine and the trust funds will be distributed by an independent trustee to certain unsecured creditors of record.

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business.

NOTE 16 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from July 2019 through June 11, 2020, the Company sold an aggregate of 28,809,523 restricted shares of common stock to accredited investors for cash proceeds $1,855,000. The Company sold an aggregate of 3,642,858 restricted shares of common stock to the chairman of the board for cash proceeds $225,000.

In the period from July 1, 2019 through May 5, 2020, the Company issued warrants to accredited investors aggregating 2,750,000, and 750,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a three life and an exercise price of $0.050 per share.

During the period July 2019 through  June 11, 2020, the Company issued 765,821 restricted shares of common stock for consulting services at a market value of $63,065 on the date of issuance.

On April 2020 , the Company converted $100,000 of accrued salary for the Company CFO into 2,000,000 shares of restricted common stock at a market value of $117,000 on the date on grant and recorded a loss on debt conversion of $17,000. Warrants issued in conjunction with the conversion were 1,000,000 vested three-year warrants and have an exercise price of $0.050 per share.

On June 30, 2020, the Company converted a note payable with the Company CFO consisting of principal and interest of $42,037 and $6,178, respectively, into 964,299 shares of restricted common stock at $0.05 per share.  The market value on the date of conversion was $67,501 and on the date of conversion the Company recorded a loss on debt conversion of $25,464.  In conjunction with the conversion 482,149 vested three-year warrants were granted and have an exercise price of $0.05 per share.

Miscellaneous Events

On December 18, 2019, Mr. Daniel Gorski, our consultant geologist, was appointed to our board of directors.

As of filing of this report, the Company has been determined that Mr. Laws owes the Company $1,197,198, net of funds recovered from Mr. Laws of $485,966. This amount does not include any penalties or interest as provided in the secured promissory note and security agreement signed by Mr. Laws

As of the filing of this report, Mr. Laws has pleaded guilty to various charges brought against him by government officials, which include the Company allegations. Mr. Laws is currently awaiting sentencing on the pleaded to charges. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. . The Company does not anticipate collecting a material amount due from Mr. Laws and will be determined by the bankruptcy court.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)Dismissal of Previous Independent Registered Public Accounting Firm.

On July 16, 2018, the Audit Committee of our Board of Directors dismissed MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm and appointed TAAD, LLP (“TAAD”) to serve as our independent registered public accounting firm for the fiscal year ended June 30, 2018, effective immediately.

Neither of MaloneBailey’ s reports on the consolidated financial statements for the past two audited fiscal years (June 30, 2017 and 2016) contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles except that the reports included an explanatory paragraph relating to an uncertainty as to our ability to continue as a going concern.

During the two most recent audited fiscal years (June 30, 2017 and 2016), or any subsequent interim period preceding the dismissal of MaloneBailey, there have been no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During our two most recent fiscal years or any subsequent interim period preceding the dismissal of MaloneBailey, none of the reportable events listed in paragraphs (a)(1)(v) (A) through (D) of Item 304 of Regulation S-K occurred while MaloneBailey was engaged except MaloneBailey having advised us that it identified certain deficiencies in our internal control over financial reporting that constitute material weaknesses as described in Item 9A of our original annual report on Form 10-K for the year ended June 30, 2017.

We previously provided MaloneBailey a copy of this current report on Form 8-K and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not MaloneBailey agrees with the above statements. We have received the requested letter from MaloneBailey stating that they agree.

(b)Engagement of New Independent Registered Public Accounting Firm. On July 16, 2018, the Audit Committee of our Board of Directors appointed TAAD to serve as our independent registered public accounting firm for the fiscal year ended June 30, 2018, effective immediately.

During our two most recent fiscal years and through the interim period through July 16, 2018, neither we nor anyone on our behalf consulted TAAD regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by TAAD to us that TAAD concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1) (v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal years ended June 30, 2019, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Management concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

Due to the Company’s continuing financial condition during our fiscal years ended June 30, 2019, 2018 and 2017, the Company had limited personnel which resulted in a lack of segregation of duties and a lack of formal reviews at multiple levels. The lack of these reviews in our fiscal years 2017 and 2018 resulted in a misappropriation of Company funds by the then current chief executive officer. Effective for our fiscal year beginning July 1, 2019, the Company has taken procedural steps for review of all material transactions and agreements by a qualified accountant and to review and verify the necessary underlying documentation support to any material transaction entered into by the Company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the fiscal years ended June 30, 2019, 2018 and 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Review procedures are in process of being implemented in our fiscal 2020 year to increase the review process of material transactions, Company commitments and all cash disbursements to be reviewed and approved by the Chairman of the Board.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2019, 2018 and 2017 (As Restated) due to the material weaknesses described above, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our Company as of the date hereof:

Name	Age	Position	Date Elected or Appointed	Date of Termination
Brian Adair	50	Director Chairman of the Board	April 5, 2018 July 26, 2018

Frank G. Mueller	66	Chief Financial Officer Director	May 7, 2014 August 1, 2016	July 7, 2020 July 7, 2020

Stephen J. Antol	77	Chief Financial Officer	July 7, 2020

Daniel E. Gorski	82	Director	December 18, 2019

Brian Adair, earned his Bachelor’s degree in Business Administration from LaRoche College. He then continued his studies at Duquesne University to earn his Master’s degree. Brian’s vision to protecting and preserving personal wealth paved the way to establish Adair Financial Group in 2004, of which he has served as principal since inception.  Adair Financial Group is a comprehensive, solutions-driven firm, well known for high standards and business ethics. His client’s needs are addressed in a collaborative fashion by using the client’s advisory team of financial, legal and tax experts, often representing multiple generations of families. Adair Financial Group can handle any case regardless of the complexity and is unique in that the intellectual property is not reserved for just the ultra-wealthy client. Mr. Adair’s financial guidance and expertise is beneficial to the Company in his role as a director. Mr. Adair was nominated to the board  by the current directors on April 5, 2018.

In 2012, the National Senior Market recognized Brian as a “Finalist for Advisor of the Year”. In addition, Mr. Adair was recently inducted into the “Top of the Table - Million Dollar Round Table” organization. This elite industry group recognizes top financial services professionals. His designation as the “Top of the Table” is only awarded to the top 1% of the top 1% of financial professionals – internationally.

Mr. Adair would be considered an independent Board member.

Stephen J. Antol, has consulted with the Company since July 2005, prepared the federal and state income tax returns and assisted from in our financial closings and reporting. Mr. Antol, previously served as Chief Financial Officer from November 2004 to May 2007 and from April 2009 until current, for a small reporting precious metals company. For the period May 2007 to May 2009, and from late 1992 through November 2004, Mr. Antol rendered services as a consultant chief financial officer for a number of small and medium-size businesses, public and private companies requiring technical expertise on a limited or recurring basis. From 1990 to 1992, Mr. Antol served as Chief Financial Officer of Lou Register Furniture, a fine furniture retailer located in Phoenix, Arizona. From 1987 to 1990, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country House Furniture), a retailer of furniture and stereo equipment in four southwestern states. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol also has six years audit and tax experience with two major certified public accounting firms in Phoenix, Arizona. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

Daniel E. Gorski, has served as a director of the Company since December 2019 and as the Company’s geologist and technical advisor foe exploration and development since November 2018. Mr. Gorski also serves as president and chief executive of Texas Minerals Resources, Inc. (“TMRC”) and has served as a director of that company since January. 2007. Prior thereto, Mr. Gorski served as the TMRC’s president and chief executive officer from January 2007 to May 2011 and chief operating officer from May 2011 to December 2011.  From July 2004 to January 2006, Mr. Gorski was the co-founder and vice president of operations for High Plains Uranium Inc., a uranium exploration and development company that went public on the Toronto Stock Exchange in December 2005.  Between June 1996 to May 2004, Mr. Gorski served as an officer and director of Metalline Mining Co., a publicly traded mining and development company with holdings in the Sierra Mojada Mining District, Coahuila, Mexico.  From January 1992 to June 1996, Mr. Gorski was the exploration geologist under contract to USMX Inc. and worked exclusively in Latin America.  Mr. Gorski earned a BS in 1960 from Sul Ross State College, in Alpine, Texas and an MA in 1970 from the University of Texas in Austin, Texas.  Mr. Gorski has over forty-three years of experience in the mining industry.  Mr. Gorski’s extensive technical knowledge and experience in the mining industry is beneficial to the Company in his role as a director. Mr. Gorski was nominated to the board  by the current directors on December 18, 2019.

Board members are elected to the board by the shareholders at the annual shareholders meeting or a new board member may be nominated to the  board by current board members and are confirmed to the board by the shareholders at the next annual shareholder meeting. All current board members have been confirmed at the last annual shareholder meeting in January 2019. Board members remain on the board until they retire from the board or are voted of by the shareholders.

Board Meetings

During fiscal years ended 2019, 2018 and 2017, our board met as required by operational activities and took action by unanimous consent on all matters acted on. All of our directors attended all of the meetings of our board telephonically and its assigned committees during fiscal years.

As the Company is small and with limited directors, we do not maintain an audit, nominating or corporate governance committee at this time.  The board serves this role currently.

Consultants

Dan Gorski has served as a consultant of the Company commencing in November 2018.  Mr. Gorski has rendered and continues to render advice with respect to the Company’s mining operations.  Mr. Gorski received $39,558 in fees in fiscal 2019 that were paid through the issuance of 357,035 shares of Company common stock, and received $32,042 in fees during the months of July 2019 through January 2020 that were paid through the issuance of 359,978 shares of Company common stock. At June 30, 2019, Mr. Gorski has accrued unpaid cash  compensation in accounts payable aggregating $80,000.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Based solely on our review of the SEC website, we believe that, during the fiscal years ended June 30, 2019, 2018 and 2017, our officers, directors and greater than ten percent beneficial owners did not comply with all applicable filing requirements

Code of Business Conduct

Our board has adopted a code of business conduct that is applicable to all members of our board, our executive officers and our employees. We have posted our code of business conduct on our website at www.santafegoldcorp.com.

Code of Ethics

Effective June 2006, we adopted a Code of Ethics that was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2006. The code summarizes the legal, ethical and regulatory standards that we must follow. Compliance with this code and high standards of business conduct is mandatory for each of our officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid during the last three fiscal years to our principal executive officers and chief financial officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Laws CEO	2019	-	-	-	-	-	-	-	-
	2018	150,000	-	-	-	-	-	-	150,000
	2017	137,500	-	-	-	-	-	-	137,500(1)
Frank Mueller, CFO	2019	120,000	-	-	-	-	-	-	120,000
	2018	120,000	-	-	-	-	-	-	120,000(1)
	2017	90,800	-	-	-	-	-	-	90,800

______________

(1)  Prior to becoming a staff member of the Company, Mr. Laws, our prior CEO, received a consulting fee and converted on January 1, 2018, to a full staff member. Mr. Laws was terminated as the at-will chief executive officer of the Company on September 24, 2018.   During the fiscal year ended June 30, 2017, Mr. Laws received consulting fees of $125,000.

(2)  On May 8, 2018, the Company converted $23,824 of accrued salary for the Company CFO into 476,484 shares of restricted common stock at a market value of $47,648 on the date on grant and recorded a loss on debt conversion of $23,824.

Outstanding Equity Awards as of June 30, 2019

The following table summarizes the outstanding equity awards as of June 30, 2019, for our chief financial officer and non-employee director:

Outstanding Equity Awards as of June 30, 2019

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Brian Adair	15,000,000	—	$0.05	3/20/2024
Frank Mueller	15,000,000	—	$0.05	3/20/2024

Compensation of Directors

The Company has not paid any compensation to its directors during the last three fiscal years, other than Mr. Erich Hofer who received consulting fees in the amount of $40,000 during fiscal 2017, $-0- during fiscal 2018 and $-0- during fiscal 2019.  Mr. Hofer resigned as a director in December 2018.

Compensation Committee

The Company does not maintain a compensation committee and all compensation for the executive officers and any consultant is determined by the board of directors.  The Company does not maintain any processes or procedures for the consideration and determination of compensation.

Employment and Change in Control Agreements

In May 2016, we entered into a change of control agreement with Frank Mueller, our chief financial officer. The change of control agreement provides that if there is a change of control of the Company (including a change in the composition of the board of directors) and the individual leaves the employment of the Company, for reason other than discharge for cause, death, or disability, within six months after such change of control, the employee shall receive a lump sum cash payment of 200% of the base salary in effect at the time of change of control. In addition, the employee will continue to be covered by our medical, health, life and dental plans for 24 months after such cessation of employment.

The Company leases a home office space from Mr. Mueller for $500 a month, plus a $50 per month cell phone reimbursement, which office currently serves as the corporate administrative office in Albuquerque, NM.  The Company employs Nataliia Mueller, wife of Mr. Mueller, as an assistant and paid Nataliia Mueller $48,500 in fiscal 2017, $48,500 in fiscal 2018, and $54,250 in fiscal 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July  8, 2020, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of our directors and executive officers is our address.

	Common Stock
Name and Address of Beneficial Owner	Shares	% of Class (1)
5% Stockholders
Boonyin Investments New Australia 2000	61,296,590	14.83%

Sulane Holdings Switzerland	23,210,900	5.59%

Michael Musulin (2) Scottsdale, AZ	29,217,857	7.05%

Directors and Executive Officers
Brian Adair (3)	49,309,524	11.32%
Frank Mueller (4)	20,332,932	4.71%
Stephen J. Antol	2,900,000	0.70%
Daniel E. Gorski	1,069,952	*
Current officers and directors as a group (4 persons)	73,612,408	16.43%

______________

*	Less than 1%
(1)

Applicable percentage of ownership is based on 415,957,718 shares of common stock issued and outstanding as of July 8, 2020, together with securities exercisable or convertible into shares of common stock within sixty (60) days of May 5, 2020 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of May 5, 2020 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,500,000 shares issuable upon exercise of warrants that are currently exercisable within sixty days following July 8, 2020.

(3)       Mr. Adair is Chairman of the Board, Audit Committee Chairman and a Director of the Company. Includes (i) 750,000 shares issuable upon exercise of warrants that are currently exercisable and (ii) 15,750,000 options that are currently exercisable, both within sixty days following July 8, 2020.

(4)        Mr. Mueller was Chief Financial Officer and a Director of the Company. Includes (i) 1,482,149 shares issuable upon exercise of warrants that are currently exercisable and (ii) 15,000,000 options that are currently exercisable, both within sixty days following July 8, 2020.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2019, the Company issued to each of Mr. Adair and Mr. Mueller a 5-year warrant to purchase 15 million shares of Company common stock at an exercise price of $0.05 per share.

Boonyin Investments, a foreign accredited investor, during fiscal 2017 and 2018 purchased 36,030,019 and 33,906,671 shares of common stock, respectively, and the Company received proceeds of $1,729,687 and $$2,712,526, respectively.

On August 9, 2017, our Chairman of The Board returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for under ASC 480, “Distinguishing Liabilities from Equity “ at the fair market value of the shares and marked to market at each balance sheet date. On April 4, 2018, the investor became a director of the Company. The loaned shares were returned to the related party on January 23, 2019.

During the fiscal year ended June 30, 2019, the CFO for the Company loaned the Company $10,000 and deferred salary aggregating $51,848 into a note at 6% per annum, Accrued interest on the note at June 30, 2019, was $1,651 and the note has no stated due date.

Mr. Adair purchased 20,000,000 shares of common stock in fiscal 2017 for $200,000, no shares of common stock in fiscal 2018 and 5,000,000 shares of common stock in fiscal 2019 for $400,000.

ITEM 14PRINCIPAL ACCOUNTING FEES AND SERVICE

The following table discloses the fees approximate fees for professional services provided by TAAD, LLP for the fiscal years ended June 30, 2019, 2018 and 2017 as restated:

	2019	2018	2017 (As Restated)
Audit and quarterly reports fees	$80,000	$75,000	$110,000
Tax fees	—	—	—
All other fees	—	—	—
	$80,000	$75,000	$110,000

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

EXHIBIT INDEX

ITEM 16. EXHIBITS

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation dated August 8, 1991, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 33-45162)
3.2	Certificate of Amendment of Certificate of Incorporation dated December 5, 1991, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 33-45162)
3.3	Certificate of Amendment of Certificate of Incorporation dated June 6, 2011(1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 23, 2019, incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on January 16, 2019
3.5	Amended Bylaws incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 33-45162)
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A as filed with the SEC on July 21, 1992
10.1

Purchase Agreement dated January 04, 2019 by and between Mineral Acquisitions, LLC, Richard Billingsley and Leslie Billingsley, incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on January 4, 2019

10.2	Purchase Agreement dated August 18, 2017, as subsequently amended, by and between Santa Fe Acquisition, LLC, Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company(1)
10.3	Daniel E. Gorski consulting agreement dated November 2018(1)
10.4	Change of Control Agreement for Frank Mueller(1)
10.5	Verbal employment agreement for Frank Mueller(1)
14.1	Code of Ethics for CEO and Senior Financial Officers dated June 15, 2006, incorporated by reference to Exhibit 14.1 of the Form 10-K filed with the SEC on February 16, 2007
21.1	List of subsidiaries(1)
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(1)

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension — Schema

101.CAL(2)	XBRL Taxonomy Extension — Calculations

101.DEF(2)	XBRL Taxonomy Extension — Definitions

101.LAB(2)	XBRL Taxonomy Extension — Labels

101.PRE(2)	XBRL Taxonomy Extension — Presentations

Management contract or compensatory plan or arrangement.

(1)Filed herewith.

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at August 31, 2018 and 2017 and May 31, 2019 and 2018; (ii) Statements of Operations for the years ended August 31, 2018 and 2017 and the nine months ended May 31, 2019 and 2018; (iii) Statements of Cash Flows for the years ended August 31, 2018 and 2017 and the nine months ended May 31, 2019 and 2018; (iv) Statements of Shareholders’ Equity for the years ended August 31, 2018 and 2017 and the nine months ended May 31, 2019 and 2018; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2020	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer
Principal Financial and Accounting Officer and

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Stephen J Antol	Chief Financial Officer, Director	July 15, 2020
Stephen J. Antol	(Principal Financial Officer a
/s/ Brian Adair	Director	July 15, 2020
Brian Adair
/s/ Daniel E. Gorski	Director	July 15, 2020
Daniel E. Gorski