Form 10-Q
period 2017-09-30
Santa Fe Gold CORP
filed 2020-08-07
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  001-12974

SANTA FE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3544 Rio Grande Blvd. NW
Albuquerque, NM	87107
(Address of Principal Executive Offices)	(Zip Code)

(505) 255-4852

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.002 par value	SFEG	OTC PINK

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 422,670,880 shares of common stock par value $0.002, of the issuer were issued and outstanding as of August 5, 2020.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2017 (Unaudited)	2017* (As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$733,033	$392,375
Prepaid expenses and other current assets	41,996	39,838
Total Current Assets	775,029	432,213

OTHER ASSETS:
Deposit on mineral property	1,500,000	—
Deposit in joint venture	25,000	—
Total Assets	$2,300,029	$432,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,132,487	$3,276,699
Accrued liabilities	6,583,705	6,289,033
Subscribed capital	753,360	—
Notes payable	2,376,407	2,376,407
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	16,205,832	15,302,012
LONG TERM LIABILTY:
Shares subject to mandatory redemption by related party	1,800,000	—
	18,005,832	15,302,012

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized; 300,000,000 and 295,601,634 shares issued and outstanding, respectively	600,000	591,204
Additional paid-in capital	83,976,507	83,955,637
Accumulated deficit	(100,282,310)	(99,416,640)
Total Stockholders' Deficit	(15,705,803)	(14,869,799)
Total Liabilities and Stockholders' Deficit	$2,300,029	$432,213

*The balance sheet at June 30, 2017 (As Restated) has been derived from the audited consolidated financial statement at that date.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2017	2016 (As Restated)

REVENUES	$—	$—

OPERATING EXPENSES:
Exploration and other mine related costs	31,981	—
General and administrative	461,956	333,793
Total Operating Expenses	493,937	333,793

LOSS FROM OPERATIONS	(493,937)	(333,793)

OTHER INCOME (EXPENSE):
Foreign currency translation	—	(109,141)
(Loss) gain on derivative instruments	—	(381,231)
Gain on debt extinguishment	—	14,599
Misappropriation of funds	(5,754)	(28,963)
Financing costs - commodity supply agreements	(151,518)	(6,491)
Interest on mandatory redemption shares by related party	(37,800)	—
Interest expense	(176,661)	(296,509)
Total Other Income (Expense)	(371,733)	(807,736)

LOSS BEFORE PROVISION FOR INCOME TAXES	(865,670)	(1,141,529)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(865,670)	$(1,141,529)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	293,511,979	252,927,360

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	September 30,
	2017	2016 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(865,670)	$(1,141,529)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation for services	—	166,920
Amortization of discount on notes payable	—	78,656
Non-cash interest on mandatory redemption shares by related party	37,800	—
Financing costs - commodity supply agreements	151,518	6,491
Loss on derivative instrument liabilities	—	381,231
Gain on debt extinguishment	—	(14,599)
Foreign currency translation loss	—	109,141
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,158)	(17,349)
Accounts payable and accrued liabilities	(1,058)	199,271
Net Cash Used in Operating Activities	(679,568)	(231,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on mineral property acquisition	(1,500,000)	—
Deposit in joint venture	(25,000)	—
Net Cash Used in Investing Activities:	(1,525,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock purchases	895,933	178,500
Proceeds from exercise of warrants	895,933	178,500
Proceeds from stock subscriptions not issued	753,360	—
Payments on convertible debt	—	(93,000)
Net Cash Provided by Financing Activities	2,545,226	264,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	340,658	32,233
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,375	2,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$733,033	$35,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock returned and cancelled	$36,000	$13,914

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1 – COMPANY AND NATURE OF OPERATIONS

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe”, "Company", “our” or “we”) is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2017 and June 30, 2017 (As Restated), the consolidated results of operations for the three months ended September 30, 2017 and 2016, consolidated cash flows for the three months ended September 30, 2017 and 2016. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2017. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2019 Annual Report on Form 10-K filed on July 15, 2020.

Nature of Operations

Santa Fe Gold Corporation is a U.S. mining company incorporated in Delaware in August 1991. Our general business strategy is to acquire, explore, develop and mine mineral properties. The Company elected on August 26, 2015, to file for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) and that case was dismissed on June 15, 2016.

Upon the Company emerging from the bankruptcy with a management team of two and no assets, we developed a business plan to raise equity funds to acquire new mining claims, a potential processing plant or arrangements with a processing plant in an acceptable geographic location to potential new mining claims.

On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered $100,000 towards the purchase price. The Agreement is to purchase Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company and acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, and paid with installments stated in the Bullard’s Peak Agreement.

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

The Company has recorded a loss of $865,670 for the three months ended September 30, 2017, and has a total accumulated deficit of $100,282,310 and a working capital deficit at September 30, 2017 of $15,430,803. The Company currently has no source of generating revenue.

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

At September 30, 2017, the Company was in defaults on payments of approximately $7.56 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.38 million, accrued liabilities of approximately $2.38 million and accounts payable approximating $2.99 million.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2017 and June 30, 2017, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

When required to arrive at the fair value of derivatives associated with the convertible note and warrants, a Black Sholes and Monte Carlo model are utilized that values the Convertible Note and Warrants based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives, the CFA assumed that the Company’s business would be conducted as a going concern.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended September 30, 2017 and 2016, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Stock-Based Compensation

In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

The Company accounts for stock-based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the expected vesting period. Stock based payments to nonemployees are valued at the earlier or a commitment date or completion of services. The Company had no stock-based compensation in the three months ending September 30, 2017, and $166,920 for the three months ended September 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company has not adopted Topic 842 as of the filing of this 10-Q and at this time the new standard will not have an impact on our consolidated financial statements until a significant lease agreement is entered.

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

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending June 30, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.

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

NOTE 3 – DEPOSIT ON MINERAL PROPERTY

On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered $100,000 towards the purchase price. The Agreement is to purchase Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company and acquire 100% of the issued and outstanding capital stock for a cash purchase price for an initial amount of $3,000,000, to be paid with installments stated in the Bullard’s Peak Agreement. Additional installments were made as follows during the quarter:

- On August 30, 2017, the Company delivered an additional $900,000 to Bullard’s Peak towards the purchase price under terms of the Agreement; and

- On September 8, 2017, the Company delivered $500,000 to Bullard’s Peak towards the purchase price under terms of the Agreement.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30, 2017 and June 30, 2017:

	September 30,	June 30,
		2017
	2017	(As Restated)
Interest	$2,534,191	$2,357,530
Vacation	15,771	15,771
Payroll	148,445	187,705
Franchise taxes	8,695	8,695
Merger costs, net	269,986	269,986
Other	59,011	53,257
Audit	18,557	18,557
Commodity supply agreement	3,275,526	3,124,009
Property taxes	253,523	253,523
	$6,583,705	$6,289,033

NOTE 5 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. See NOTE 9- CONTINGENCIES AND COMMITMENTS, Commodity Supply Agreement.

Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at September 30, 2017 and June 30, 2017 (As Restated), respectively, and are reported as completion guarantee payable. Accrued interest on the completion guarantee payable at September 30, 2017 and June 30, 2017 (As Restated) was $926,065 and $881,967, respectively. Interest expense on the obligation for the three months ended September 30, 2017 and 2016 (As Restated) was $44,098, respectively.

NOTE 6 - SHARES SUBJECT TO MANDATORY REDEMPTION BY RELATED PARTY

On August 9, 2017, a related party returned a certificate for 20,000,000 shares of common stock and was issued a new certificate for 2,000,000 shares on the same date. The related party loaned the 18,000,000 shares to the Company to raise additional working capital until the Company increased the authorized common shares of the Company. The related party has set no specified return date after the increased share authorization and may make the election at their discretion. The value of the 18,000,000 shares is determined according to ASC 480, “Distinguishing Liabilities from Equity”. On the return date of the shares to the Company the shares were valued at the market value. On each subsequent period measurement closing, the shares will be valued at the current market price and any increase in valuation from the initial valuation will be recorded as a designated interest expense. Any decrease in valuation from the initial valuation will be recorded to Addition Paid in Capital as the obligation is to a related party of the Company. The initial valuation on August 9, 2017 was $1,762,200 and at September 30, 2017 was $1,800,000 and resulted in an interest charge of $37,800 for the three months ended September 30, 2017.

Upon return of the loaned shares to the related party, the obligation of associated theses shares will be eliminated and a corresponding entry made to Common Stock and Additional Paid in Capital.

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

In December 2016 the court administered trust paid $9,897 to the note holder and was applied against the accrued interest on the note and was recorded as a gain on trust debt forgiveness. The principal and accrued interest outstanding at September 30, 2017 is past due and in default. The principle balance and merger advance outstanding at September 30, 2017 and June 30, 2017 (As Restated) was and $232,522, respectively. Accrued interest on note at September 30, 2017 and June 30, 2017 (As Restated) was $70,722 and $63,222, respectively. Interest expense for the three months ended September 30, 2017 and 2016 (As Restated) was $7,500 and $6,050, respectively.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at September 30, 2017 and June 30, 2017 (As Restated) and had an accrued interest of $70,490 and $64,757, respectively. Interest expense on the note for the three months ended September 30,2017 and 2016 (As Restated) was $5,733, respectively. In December 2016 the court administered trust paid $17,412 to the note holder and was applied against the accrued interest on the note and this amount was recorded as a gain on trust debt forgiveness. The Company has been unable to make its monthly payments since November 2013, currently is due and in default and the equipment has been returned to the vendor for sale and remains unsold at September 30, 2017.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at September 30, 2017 and June 30, 2017 (As Restated). This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at September 30, 2017 and June 30, 2017, (As Restated) was $1,423,257 and $1,308,578, respectively, is due and in default. Interest expense on the note for the three months ended September 30, 2017 and 2016 was $114,679 and $105,566, respectively. In December 2016 the court administered trust paid $91,788 to the note holder and was applied against the accrued interest on the note and recorded as a gain on trust debt forgiveness.

The following summarizes notes payable:	September 30,	June 30,
	2017	2017 (As Restated)
Working capital advances, interest at 1% per month, due January 15, 2015	$212,522	$212,522
Merger advance	20,000	20,000
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793
Unsecured bridge loan note payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092
Notes payable - current	$2,376,407	$2,376,407

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of September 30, 2017 and June 30, 2017 (As Restated) are as follows:

September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$1,800,000	$—	$1,800,000

June 30, 2017 (As Restated)
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$—	$—	$—

NOTE 9 – CONTINGENCIES AND COMMITMENTS

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

Under the Gold Stream Agreement, the Company has a recorded obligation at September 30, 2017 and June 30, 2017 (As Restated), of 3,709 ounces of undelivered gold valued at approximately $3.3 and $3.1 million, respectively, in accrued liabilities net of the Fixed Price of $400 per ounce to be received upon delivery.  The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

Share Obligation to Related Party

On August 9, 2017, a related party returned a certificate for 20,000,000 shares of common stock and was issued a new certificate for 2,000,000 shares on the same date. The related party loaned the 18,000,000 shares to the Company to raise additional working capital until the Company increased the authorized common shares of the Company.  The related party has set no specified return date after the increased share authorization and may make the election at their discretion.  See NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION BY RELATED PARTY for additional disclosures.

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense totaled $1,500 for the three months ended September 30, 2017 and 2016, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Prior Corporate Officer

On April 10, 2017 we reached a non-disclosure agreement with our prior CEO, Mr. Jordaan, about his outstanding back wages and amounts due for legal services rendered to the Company prior assuming the position of CEO. Mr. Jordaan resigned as CEO and from the board effective May 6, 2016. Mr. Jordaan was still considered a related party until the final settlement payment was made. The Company owed to related parties an aggregated amount of at September 30, 2017 and June 30, 2017, $0 and $230,527,  respectively and is included in accounts payable and accrued wages at June 30, 2017. All claims by Mr. Jordaan were settled in the agreement with the final payment of $230,527 on September 21, 2017.

NOTE 10- STOCKHOLDERS' DEFICIT

Stock Returned and Cancelled

On July 28, 2017, a shareholder returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for as a derivative liability at the fair value of the shares and marked to market at each balance sheet date. The net 18,000,000 shares returned were recorded at Par Value of $36,000 and Additional Paid in Capital of $1,726,200.

Issuance of Stock

During the three months ended September 30, 2017, the Company sold the following common stock:

(i)	Sold an aggregate of 11,199,183 shares of restricted common stock to accredited investors for cash proceeds of $895,933 and;

(ii)	Issued an aggregate of 11,199,183 shares of restricted common stock for the exercise of warrants to accredited investors for cash proceeds of $895,933.

The issuance of the restricted common shares during the three months ended September 30, 2017, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering.

Subscribed Capital

During the three months ended September 30, 2017, the Company accepted stock and attached warrant subscription payments of $753,360, for an aggregate of 9,416,962 shares of restricted common stock in excess of authorized capital. The Company received authorization by the shareholders to increase Company’s authorized capital to 550,000,000 common shares on January 11, 2019 and the subscribed capital shares were subsequently issued.

Issuance of Warrants and Expiration

During the three months ended September 30, 2017, the Company issued 15,907,662 warrants and 5,023,434 warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During three months ended September 30, 2017, no options were granted and 100,000 options expired. Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the three months ended September 30, 2017, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2017	5,435,000	$0.02	9,343,434	$0.28
Granted	—	—	15,907,662	$0.08
Canceled		—	—	—
Expired	(100,000)	$0.32	(5,023,434)	$0.40
Exercised	—	—	(15,907,662)	$0.08
Outstanding at September 30, 2017	5,335,000	$0.01	4,320,000	$0.15

Stock options and warrants outstanding and exercisable at September 30, 2017 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.002	5,000,000	5,000,000	1.05	$0.002	$0.15	4,320,000	4,320,000	1.4	$0.15
$0.07	100,000	100,000	2.26	$0.07	—	—	—	—	—
$0.08	100,000	100,000	1.26	$0.08	—	—	—	—	—
$0.36	135,000	135,000	0.25	$0.36	—	—	—	—	—
	5,335,000	5,335,000				4,320,000	4,320,000

	Outstanding Options		1.05	$0.01	Outstanding Warrants			1.4	$0.15

	Exercisable Options		1.05	$0.01	Exercisable Warrants			1.4	$0.15

As of September 30, 2017, the aggregate intrinsic value of all stock options and warrants vested was $495,000. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.10 closing stock price of the common stock on September 30, 2017.

The total intrinsic value associated with options exercised during the three months ended September 30, 2017, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The Equity Incentive Plan from 2007 expired on July 24, 2017 and was not renewed.

NOTE 11 – RELATED PARTY TRANSACTIONS

On August 1, 2015, the Company leased a home office space from the Company’s CFO for $500 a month for the corporate administrative office in Albuquerque, NM until such time growth requires a larger corporate administrative office.

Boonyin Investments is a foreign investor who deposited $2,236,299 and received 27,953,736 shares of common stock with an average price of $0.08 during the three months ended September 30, 2017.

The board authorized on June 16, 2016, the hiring of Nataliia Mueller, wife of the Company’s CFO, with an annual wage of $48,500 as an assistant to the CFO.

In order to expedite purchases of equipment and associated expenses in Silver City on behalf of the Company, SFG deposited funds into Mr. Laws certified public accounting practice account until a new bank account was opened at Wells Fargo.  Company expenses and purchases of equipment were done in that account. During the fiscal year 2017 an aggregate of $926,000 was deposited  to Mr. Laws account or was paid out of the corporate account at Mr. Law’s direction. At the end of the 2017 fiscal year Mr. Laws submitted expenditures on behalf of the Company totaling $1,009,099. Subsequent to the 2017 fiscal year ended, the board directors of the Company appointed a special committee which determined the funds expended by Mr. Laws were misappropriated in the initial amount of $971,099 and a deposit of $38,000 was valid and refunded to the Company in a subsequent period. Of this amount, the $500,000 deposit that was to be made on the Alhambra Acquisition was subsequently determined never made to the sellers. See NOTE 14 – SUBSEQUENT EVENTS, Misappropriated Funds and Entry into a Material Definitive Agreement.

Prior to becoming a staff member of the Company, Mr. Laws our CEO, received a consulting fee and converted on January 1, 2018, to a full staff member. During the fiscal year ended June 30, 2017, Mr. Laws received consulting fees of $125,000.

An individual consultant, who is helpful to the Company in raising funds and is compensated on consulting fee basis, as disclosed in NOTE 15 – SUBSEQUENT EVENTS, Recent Issuances of Unregistered Securities. During the three months ended September 30, 2017, received consulting fees totaling $181,698.

On August 9, 2017, a related party shareholder returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for under ASC 480, “Distinguishing Liabilities from Equity” at the fair market value of the shares and marked to market at each balance sheet date. On April 4, 2018, the investor became a director of the Company. See NOTE 6 – SHARE OBLIGATION TO RELATED PARTY for additional disclosures.

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

NOTE 12 – LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016 (As Restated), of $13,859 and recorded $21,454 in legal fees awarded in the judgement. During the three months ended September 30, 2017, the Company accrued interest on the obligation of $2,097. Accrued interest on the obligation at September 30, 2017 and June 30, 2017 (As Restated), was $13,795 and $11,698, respectively.

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

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016 (As Restated), of $26,875. During the three months ended September 30, 2017, the Company accrued interest on the obligation of $2,554. Accrued interest on the obligation at September 30, 2017 and June 30, 2017 (As Restated) was $29,862 and $27,308, respectively.

The bankruptcy court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years for five years from reopening and the trust funds will be distributed by an independent trustee to all credit holders on record. Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

The Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) have each initiated investigation into the Company and certain other individuals, resulting from the Laws transactions and related misappropriation of funds described herein.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation is still preliminary. These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  These investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and others, including its officers and directors.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of September 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from October 2017 through June 30, 2018, the Company sold an aggregate of 9,887,510 units. Each unit consisted of one restricted common stock and one common stock warrant. The warrants had a term of 5 years and an exercise price of $0.08. All warrants were immediately exercised resulting in the issuance of an additional 9,887,510 restricted common shares. The Company received aggregate proceeds of $1,582,002 from these sales and warrant exercises. During the period August 2018 through August 5, 2020, ten existing accredited shareholders and two new accredited investors purchased and aggregate of 53,959,243 restricted common shares for $3,451,980. In addition, our chairman purchased 10,392,858 restricted common shares for $675,000. The issuance of the restricted common shares, were issued in reliance upon the exemption under Regulation S of the Securities Act, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. The Company incurred fees of $265,024 and no placement fees were paid after August 18, 2018.

During the period November 2017 and August 5, 2020, the Company issued 7,686,018 restricted shares of common stock for consulting services at an aggregated market value of $758,776 on the date of issuance. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering.

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

In the period from March 2020 through August 5, 2020, the Company issued warrants to existing accredited investors aggregating 4,500,000, and 2,250,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a three life and an exercise price of $0.05 and $0.07.per share.

In April 2020 , the Company converted $100,000 of loaned funds to the Company from our CFO into 2,000,000 shares of restricted common stock at a market value of $117,000 on the date on grant and recorded a loss on debt conversion of $17,000. Warrants issued in conjunction with the conversion were 1,000,000 vested three-year warrants and have an exercise price of $0.05 per share.

On June 30, 2020 , the Company converted a note payable with the Company CFO consisting of principal and interest of $42,037 and $6,178, respectively, into 964,299 shares of restricted common stock at $0.05 per share. The market value on the date of conversion was $67,501 and on the date of conversion the Company recorded a loss on debt conversion of $19,286. In conjunction with the conversion 482,149 vested three-year warrants were granted and have an exercise price of $0.05 per share.

Other Events

In December 2017 the Company signed a financial advisory agreement to assist the Company on moving forward for a monthly fee of $10,000 a month beginning in February 2018 and fees paid to date aggregate $135,000. The agreement also included a five-year warrant for 100,000 shares of common stock at an exercise price of $0.15 per share.

Alhambra Acquisition

Pursuant to a stock purchase agreement dated August 2017, the Company will acquire all the capital stock of Bullard’s Peak Corporation (which owns five patented claims and 82 unpatented claims in the Black Hawk district of New Mexico) from Black

Hawk Consolidated Mines Company for an initial purchase price of $3,000,000, and the capital stock of Bullard’s Peak Corporation and the mining claims collateralize the full purchase price payment.  The Company granted the seller a 2% net smelter return in perpetuity.  The net smelter return is the greater of (i) all monies the Company receives for or from any and all ore removed from the property comprising the mining claims whether for exploration, mining operations or any other reason, and (ii) the fair market value of removed ore from the property comprising the mining claims.  Title to the claims will be transferred upon receipt by seller of the full purchase price.  In August 2018, the Company was informed that the seller terminated the stock purchase agreement.  Pursuant to an amendment to the stock purchase agreement in October 2018, the Company paid the seller $100,000 and the seller rescinded the August 2018 election to terminate the stock purchase agreement and waived all then existing events of default and any additional interest, late fees, and other damage claims due to the Company’s prior breaches of the stock purchase agreement.  On October 31, 2018, the Company paid the seller an additional $100,000.  The balance of the purchase price of $350,365 (which includes $50,365 of expenses that the Company agreed to reimburse seller) is required to be paid: (i) $100,000 on or before November 30, 2018 and (ii) $250,365 on or before December 31, 2018.  If any payment is not timely paid, all rights of the Company under the stock purchase agreement shall become automatically null and void and seller shall retain all monies paid as liquidated damages for the Company’s breach, and seller shall have no further obligations to the Company, including but not limited to, any obligation to transfer the capital stock of Bullard’s Peak Corporation to the Company pursuant to the terms of the stock purchase agreement. We paid $100,000 in November 2018 with respect to the Alhambra Silver Mine acquisition and owed a balance of approximately $250,000 on December 31, 2018, to complete the acquisition. Lack of funding on December 31, 2018 resulted in us entering into a third amendment pursuant to which we paid $65,000 on January 2, 2019, a late fee payment on February 1, 2019 of $50,000, a $100,000 on February 28, 2019, and the final payment of $100,365 was paid on April 2, 2019, for the total acquisition cost of $3,115,365.

In February 2018, the Company filed for a permit to start operations at the Bullard’s Peak property. The permit was awarded on March 7, 2018. As of the filing of this report, no operations have commenced.

British Columbia Properties Acquisition.

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of C$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remained in trust with the sellers until payment in full.  To date, the Company has paid to the sellers’ consideration of C$205,000.  The Company disclosed in a Form 8-K filing on November 20, 2018 that it had been notified that it was in default with respect to these two November 2017 agreements and that the sellers threatened legal action.  The Company has engaged British Columbia counsel to review the two November 2017 agreements and has concluded that there were false representations made by the sellers and that certain conditions precedent of sellers were not satisfied.  As a result, the Company’s position is that these two November 2017 agreements are not and were never binding and have requested sellers to refund the C$205,000.  The Company so informed sellers on March 4, 2019.  The Company continues to evaluate its rights and remedies in connection with this matter.  As a result, the Company does not own any rights to the four placer claims located in the Vernon mining district of British Columbia, Canada (which property is more fully set forth in the Form 8-K filing dated November 20, 2018). At the time of the filing of this report the agreements are being scheduled for arbitration by the Company attorney. The Company position subsequently is to void the transaction based upon the questionable claim activity and due to the uncertainty of the outcome has provided an impairment of the amount at June 30, 2019, in the amount of $210,116.

New Mexico Mine Claims

The Company acquired the Malone Mine claims, Playa Hidalgo Placer claims and the Pinos Altos claims for an aggregate of $500.  In August of each calendar year, the Company is required to renew these claims at a price of $165 per claim.

Purchase agreement for New Mexico Mining Properties

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

Canarc Agreement

A forbearance agreement by and among Santa Fe and Canarc Resource Corp. (“Canarc”) was entered into and effective as of February 12, 2018. Canarc loaned Santa Fe $220,000 in 2014. The funding requirements were not attained and the loan became due on January 15, 2015.  The Company agreed with Canarc to make four installment payments as follows: (i) $25,000 on February 14, 2018; (ii) $25,000 on June 30, 2018; (iii) $85,000 on October 1, 2018; and (iv) $85,000 on December 31, 2018.  All payments were made on a timely basis. With the final payment completed, Canarc forgave $12,522 of principal and accrued interest on the note payable of approximately $100,103 per the terms of the agreement and the Company recorded a gain on debt extinguishment of approximately $112,625 in the quarter ended December 31, 2018.

Miscellaneous

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

In April 2018, the board appointed Brian Adair Chairman of the Audit Committee.

In April 2018, the Company entered into an engagement with a financial advisory group for an initial four-month term and renewable under mutual agreement. The fees were $2,000 monthly and 50,000 shares of restricted common stock to be issued one month after the agreement date. The Company paid an aggregate of $18,229 under the agreement and cancelled the contract and the shares have been issued as of this filing.

During the period October 2018 to June 30, 2020, the CFO of the Company and an outside party, loaned the Company an aggregate of $381,787, evidenced by demand unsecured notes payable at an annual rate of interest of 6% and have no stated due dates. At the time of filing this report, the outside party had been paid back $80,000 of their loaned funds and the CFO of the Company has converted the balance of loaned funds and interest thereon into restricted common stock.

On December 18, 2019, Mr. Daniel Gorski, our consultant geologist, was appointed to our board of directors.

Effective July 7, 2020, the Company retained a new Chief Financial Officer and the prior Chief Financial Officer was reassigned to oversee all mining operations as they come on line in our fiscal 2021 year.

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

The board of directors formed a special committee on September 26, 2018 to investigate and analyze certain financial transactions in the aggregate amount of approximately $1 million that occurred primarily between July 2016 and March 2018 involving Mr. Laws. The special committee investigation determined initially that Mr. Laws owes the Company $1,197,198, excluding penalty, accrued interest and additional associated costs. At the time of filing this Form 10-Q total costs associated with Mr. Laws is

$1,651,263, including the additional incurred associated costs, of which $485,966 has been recovered by the Company from Mr. Laws. The Company does not anticipate collecting a material amount due from Mr. Laws and will be determined by the bankruptcy court.

The Company has restated the previously issued consolidated financial statements for, and financial information relating to, the fiscal year ended June 30, 2017 and the interim periods therein.

Subsequent review of these transactions for the fiscal year ended June 30, 2017, resulted in a restatement of assets and operating costs in the amount of $971,099 and charged to the former chief executive officer.

Mr. Laws was terminated as the at-will chief executive officer of the Company on September 24, 2018.  Currently no interim chief executive officer has been named to replace Mr. Laws.  The board of directors has requested Mr. Laws to resign as a director and received Mr. Law’s resignation on January 9, 2019. No interim chief executive officer has been named to date to replace Mr. Laws. Mr. Brian Adair has been named chairman of the board.

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

As of filing of this report, the Company has determined that Mr. Laws owes the Company $1,165,297, net of funds recovered from Mr. Laws of $485,966. This amount does not include any penalties or interest as provided in the secured promissory note and security agreement signed by Mr. Laws.

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

Extinguishment of Debt

At June 30, 2019, we wrote off two finance facilities under British Columbia law where the statute of limitations had run out pursuant to the Limitations Act (British Columbia). The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the two finance facilities. It was determined that the finance facilities were subject to the laws of the Providence of British Columbia and the federal laws of Canada. The Company received a written legal opinion from legal counsel that the two researched finance facilities under the Limitations Act (British Columbia) and any relevant case law in British Columbia, that the statute of limitations has run for the two finance facility liabilities pursuant to the Limitations Act (British Columbia) and that no future claims can be commenced in the Providence of British Columbia and the Company has no outstanding legal obligation on the finance facilities.

Merger Agreement, loan balance	$ 1,745,092
Merger Agreement, loan accrued interest	2,155,335
Merger Agreement accrued fees	269,986
Goldstream loan balance	3,742,505
Completion Guaranty accrued interest	1,234,749
Completion Guaranty Payable	3,359,873
Forbearance Agreement	112,625
Total Debt Extinguishment	$ 12,620,165

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

•our mineralized material calculations at various projects are only estimates and are based principally on historic data;

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

•our lack of necessary financial resources to complete development of our projects and the uncertainty of our future financing plans;

•our exposure to material costs, liabilities and obligations because of environmental laws and regulations (including changes thereto) and permits;

•changes in the price of silver and gold;

•extensive regulation by the U.S. government as well as state and local governments;

•our projected sales and profitability;

our business growth strategies;

•anticipated trends in our industry;

the lack of commercial acceptance of our product or by-products;

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

The following discussion summarizes the results of our operations for the three months ending September 30, 2017 and 2016, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015 and the case was dismissed from bankruptcy on June 15, 2016.

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

The future of the Company is discussed in the 10-K filings for the fiscal year ended June 30, 2019.

Santa Fe Gold Corporation (“Santa Fe”, "the Company”, “our” or “we”) is a U.S. mining company, incorporated in 1991 in the state of Delaware. Our general business strategy is to acquire explore, develop and to create shareholder value.

The Company has recorded a loss of $865,670 for the three months ended September 30, 2017, and has a total accumulated deficit of $100,282,310 and a working capital deficit at September 30, 2017 of $15,430,803. The Company currently has no source of generating revenue.

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

At September 30, 2017, the Company was in defaults on payments of approximately $7.56 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.38 million, accrued liabilities of approximately $3.31 million and accounts payable approximating $2.99 million.

The results of operations in the past reflected a continued under-capitalization of our projects which required additional funding to be able to achieve full project performance and sustained potential profitability. We currently are dependent on additional financing to resume any mining operations and to continue our exploration efforts in the future if warranted.

Operating Results for the Three Months Ended September 30, 2017 and 2016 (As Restated)

Sales, net

During the three months ended September 30, 2017 and 2016, the Company had no revenue in the periods of measurements.

Operating Costs and Expenses

Our operating cost incurred in three months ended September 30, 2017, increased $160,144 from $333,793 in the three months ended September 30, 2016, to $493,937 for the current period of measurement. The increases in operating costs in the current period of measurement is attributable increased exploration and mine related costs of $31,981and increased general and administrative of $128,163.

Increases in exploration and mine related costs were due mainly to increased geological exploration related costs. The increase in general and administrative expenses was mainly attributable to an increase consulting fees related to working capital raises of $103,401 and legal and accounting fees of $25,889.

Other Income (Expense)

Other income (expense) for three months ended September 30, 2017, was $(371,733) as compared to $(807,736) for three months ended September 30, 2016, a decrease in other expense of $436,003. The net decrease in other expense for the current period measurement is mainly comprised of the following components: decreased losses on foreign currency translation of $109,141; on derivative instruments of $381,231, misappropriation of funds of $23,209 and interest expense of $119,848. These other expense decreases were offset by an increase in financing costs – commodity supply agreements of $145,027 and interest on mandatory share redemption by a related party of $37,800.

For the three months ended September 30, 2017, there were no derivative financial instruments or related derivative gain or loss and in the current reporting period. The prior reporting period had a loss $381,231 on derivative instruments. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments, warrants previously issued under our registered direct offerings, fluctuation in the market price of our common stock, which is a component of the calculation model, and the issuance of additional warrants resulting in derivative treatment. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, fluctuation in the stock prices will result in volatility to the earnings (losses) in future periods as we continue to reflect the derivative financial instruments at fair values. When required to arrive at the fair value of derivatives associated with the convertible note and associated warrants, a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the derivatives, the CFA assumed that the Company’s business would be conducted as a going concern.

For the three months ended September 30, 2017, financing costs – commodity supply agreements had an increased loss of $145,027 from the comparable period of measurement, which had a loss of $6,491. The financing costs for commodity supply agreements relate directly to production delivery of refined precious metals to Sandstorm in the prior period of measurement. The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increased in the current period of measurement is driven by an increase in precious metals prices.

The decrease in interest expense for the current period of measurement was $119,848, and is a result of a decrease in loan discounts expensed as interest expense of $60,547 and no convertible debt interest in the current period of measurement.

Liquidity and Capital Resources; Plan of Operation

As of September 30, 2017, we had cash of $733,033 and we had a working capital deficit of $15,430,803.

At September30, 2017, we were in arrears on payments totaling approximately $7.56 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm in the Santa Fe Gold Barbados subsidiary and other corporate debt approximating $10.44 million.

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

During the three months ending September 30, 2017, the Company continued to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $2,545,226 from the sale of common stock subscriptions and the exercise of attached warrants. The funds were used as working capital to implement the Company business plan.

On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered $100,000 towards the purchase price. The Agreement is to purchase Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company and acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid with installments stated in the Bullard’s Peak Agreement. Title to the claims and transfer of the issued and outstanding  shares will be transferred upon receipt by seller of the full purchase price. The final payment was made on April 2, 2019 and the final purchase price with related costs was $3,115,365.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended September 30, 2017, our management, with the participation of our then Chief Executive Officer and Chief Financial Officer of the Company at that time, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

Due to the Company’s continuing financial condition, the Company had limited personnel which resulted in a lack of segregation of duties and a lack of formal reviews at multiple levels. A significant weakness existed that our then current Chief Executive Officer, also a CPA, insisted on maintaining various original detail financial records at his office and not the corporate office. The lack of not receiving these original documents and related reviews, resulted in a subsequent reporting period the Company uncovering a misappropriation of Company funds by the then current Chief Executive Officer

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

While present in our design of internal controls, our internal controls over financial reporting and disclosure are not written; however, the operation of many controls are in place and are applied on a consistent basis. Company personnel perform controls standard to: 1) approve all Company expenditures, 2) approve and sign contractual obligations, 3) reconcile bank accounts and other general ledger accounts, and 4) many other similar rudimentary controls applied as best practice.

However, we have concluded that due to the Company’s small size and limited personnel available to perform control functions, and the weakness described above, the Company was precluded from applying adequate segregation of duties in financial transactions. The Company has taken steps to assure all original financial documents are received and maintained at the corporate office. The material weaknesses described are common to companies of our similar size and staffing in our industry. We expect these material weakness conditions to continue for the foreseeable future, or until Company growth results in additional personnel to perform segregated financial functions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016 (As Restated), of $13,859 and recorded $21,454 in legal fees awarded in the judgement. During the three months ended September 30, 2017, the Company accrued interest on the obligation of $2,097. Accrued interest on the obligation at September 30, 2017 and June 30, 2017 (As Restated) was $13,795 and $11,698, respectively.

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

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $26,875. During the three months ended September 30, 2017, the Company accrued interest on the obligation of $2,554. Accrued interest on the obligation at September 30, 2017 and June 30, 2017 (As Restated) was $29,862 and $27,308, respectively.

The bankruptcy court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years for five years from reopening and the trust funds will be distributed by an independent trustee to all credit holders on record.  Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

The Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) have each initiated investigation into the Company and certain other individuals, resulting from the Laws transactions and related misappropriation of funds described herein.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation is still preliminary. These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  These investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and others, including its officers and directors.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of September 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report on Form 10-K for our year fiscal ended June 30, 2019, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

Except as set forth herein, Santa Fe Gold and all its subsidiaries, filed for bankruptcy protection under Chapter 11 in the state of Delaware, Case # 15-11761-MFW on August 26, 2015 and on June 15, 2016, the case was dismissed on June 15, 2016. The Company’s most current risk factors are disclosed in our Annual Report filed with the Commission on Form 10-K for the fiscal year ended June 30, 2019 to the SEC on July 15, 2020 and are incorporated herein by reference.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2017 and September 30, 2017, in reliance upon the exemption under Regulation S of the Securities Act, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued stock subscriptions to four accredited investors at $0.08 per share an aggregate total of 15,907,662 shares of the Company’s Common Stock and attached warrants aggregating 15,907,662 at $0.08 per share for an aggregate consideration of $$2,545,226. The Company issued an aggregate of 22,398,366 shares of restricted common stock for the stock subscriptions and exercise of attached warrants to the accredited investors and an aggregate total of 9,416,958 shares and attached warrants need to be issued upon the shareholder approved increase in the Company’s authorized common shares on January 11, 2019. There were no subsequent or contemporaneous public offerings of the Common Stock by the Company. The shares of the Company’s Common Stock were not broken down into smaller denominations and negotiations for the issuance of the shares took place directly between the investors and the Company.

The issuance of the restricted common shares during the three months ended September 30, 2017, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof because such issuance did not involve a public offering. The cash proceeds were utilized for working capital by the Company. In connection with transactions referenced above, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings. In connection with sales of our equity securities for cash during the period ending September 30, 2017, finder’s fees were paid on sales made to existing shareholders where such fees were disclosed and such existing shareholders had already made their subsequent purchase decisions prior to investing. These sales were made fees paid in a manner consistent with the SEC’s Paul Anka No Action Letter (Issued July 24, 1991). That is, (a) the finder did not have involvement in negotiating or structuring transactions with investors (they had already made the decisions to purchase based on their own criteria, no sales material was provided by the finder with the sole exception of a blank subscription agreement that the finder was provided by the Company and that was forwarded along with the per share price to the investor as a courtesy); (b) the finder did not value or opine as to the Company’s common stock’s value and did not participate in negotiating on behalf of the investor or the Company; (c) the finder was not in the business of brokering transactions and its activity, as a finder, was isolated to helping the Company and (d) although fees were paid in connection with the sales of the Company’s common stock, this was disclosed on the subscription agreements and the other items were as limited or more limited than those that were present that gave rise to the SEC’s Paul Anka No-Action Letter. (Id.)  Further, not only did the investors have a pre-existing relationship with the finder but in the Anka No-Action Letter none of the prospective investors was an existing shareholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal years ended June 30, 2019, 2018 and 2017, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) as no mining activity had commenced. There are no such disclosures to be made at this time.

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

Date: August , 2020	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer, Principal Accounting Officer