Form 10-Q
period 2018-09-30
Santa Fe Gold CORP
filed 2020-08-12
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 422,670,880 shares of common stock par value $0.002, of the issuer were issued and outstanding as of August 10, 2020.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2018	2018 *
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$331,332	$18,897
Prepaid expenses and other current assets	17,533	11,680
Total Current Assets	348,865	30,577

OTHER ASSETS:
Deposit on mineral property	2,500,000	2,500,000
Deposit on mineral leases	210,116	210,116
Deposit in joint venture	25,000	25,000
Total Assets	$3,083,981	$2,765,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,094,904	$3,061,976
Accrued liabilities	6,828,198	6,906,930
Subscribed capital	2,989,991	2,772,191
Notes payable	2,326,407	2,326,407
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	18,599,373	18,427,377
LONG TERM LIABILTY:
Shares subject to mandatory redemption by related party	1,296,000	1,638,000
	19,895,373	20,065,377

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized at September 30, 2018 and June 30, 2018, respectively and 300,000,000 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	600,000	600,000
Additional paid-in capital	84,455,690	84,113,690
Accumulated deficit	(101,867,082)	(102,013,374)
Total Stockholders' Deficit	(16,811,392)	(17,299,684)
Total Liabilities and Stockholders' Deficit	$3,083,981	$2,765,693

*The balance sheet at June 30, 2018 has been derived from the audited consolidated financial statement at that date.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,
	2018	2017

REVENUES	$—	$—
OPERATING EXPENSES:
Exploration and other mine related costs	6,076	31,981
General and administrative	294,326	461,956
Total Operating Expenses	300,402	493,937

LOSS FROM OPERATIONS	(300,402)	(493,937)

OTHER INCOME (EXPENSE):
Recovery (misappropriation) of funds	378,060	(5,754)
Financing costs- commodity supply agreements	234,417	(151,518)
Interest on mandatory redemption shares by related party	—	(37,800)
Interest expense	(165,783)	(176,661)
Total Other Income (Expense)	446,694	(371,733)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	146,292	(865,670)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$146,292	$(865,670)

Basic and Diluted Per Share Data:
Net Income (Loss) - Basic	$0.00	$(0.00)
Net Income (Loss) - Diluted	$0.00	$(0.00

Weighted Average Common Shares Outstanding:
Basic	300,000,000	293,511,979
Diluted	300,100,000	293,511,979

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$146,292	$(865,670)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	17,800	—
Non-cash interest on mandatory redemption shares by related party	—	37,800
Financing costs - commodity supply agreements	(234,417)	151,518
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,853)	(2,158)
Accounts payable and accrued liabilities	188,613	(1,058)
Net Cash Provided (Used) in Operating Activities	112,435	(679,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on mineral property acquisition	—	(1,500,000)
Deposit in joint venture	—	(25,000)
Net Cash Used in Investing Activities:	—	(1,525,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock purchases	200,000	895,933
Proceeds from exercise of warrants	—	895,933
Proceeds from stock subscriptions not issued	—	753,360
Net Cash Provided by Financing Activities	200,000	2,545,226

NET INCREASE IN CASH AND CASH EQUIVALENTS	312,435	340,658
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,897	392,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$331,332	$733,033

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock returned and cancelled	$—	$36,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(UNAUDITED)

NOTE 1 – COMPANY AND NATURE OF OPERATIONS

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe”, "Company", “our” or “we”) is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2018 and June 30, 2018 (Audited), the consolidated results of operations for the three months ended September 30, 2018 and 2017, consolidated cash flows for the three months ended September 30, 2018 and 2017. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2019. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2019 Annual Report on Form 10-K filed on July 15, 2020.

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

The Company has recorded net income of $146,292 for the three months ended September 30, 2018, and has a total accumulated deficit of $101,867,082 and a working capital deficit at September 30, 2018 of $18,250,508. The Company currently has no source of generating revenue.

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

At September 30, 2018, the Company was in defaults on payments of approximately $7.38 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.33 million, accrued liabilities of approximately $2.81 million and accounts payable approximating $3.03 million.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2018, and June 30, 2018, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

The Company has no financial derivative instruments in the current reporting periods.

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended September 302017, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computation is as follows for the three months ended September 30, 2018:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2018
Basic EPS
Income available to common stockholders	$ 146,292	300,000,000	$0.00
Diluted EPS
Dilutive shares from options and warrants	—	100,000
Income available to common stockholders plus assumed conversions	$ 146,292	300,100,000	$0.00

The number of stock options excluded from the calculation of diluted earnings per share for the three months ended September 30, 2018 was 100,000 and excluded warrants was 4,320,000, because their inclusion would have been anti-dilutive.

Stock-Based Compensation

In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

The Company accounts for share-based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the expected vesting period. Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. The Company had stock-based compensation of $17,800 in the three months ending September 30, 2018, and none for the three months ended September 30, 2017.

Accounting Standards to be Adopted in Future Periods

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09). Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017. The new standard is required to be applied either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the update recognized at the date of initial application. The new standard was adopted by the Company the quarter ended September 30,2018, and will not have an impact on our consolidated financial statements until revenue is achieved.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within fiscal years. ASU No 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted this standard effective July 1, 2018 and it will not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company has not adopted Topic 842 as of the filing of this 10-Q and at this time the new standard will not have an impact on our consolidated financial statements until significant a lease agreement is entered.

In November 2016, the FASB has issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on how restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new standard was adopted by the Company in the quarter ended September 30, 2018, and will not have a significant impact on our consolidated financial statements

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017. The new standard was adopted by the Company in the quarter ended September 30, 2018, and the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business or on its financial position, results of operations or cash flows.

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

NOTE 3 –MINERAL PROPERTIES

Acquisition of Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company

On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered $100,000 towards the purchase price. The Agreement is to purchase Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company and acquire 100% of the issued and outstanding capital stock for an initial cash purchase price of $3,000,000, to be paid with installments stated in the Bullard’s Peak Agreement. Title to the claims and capital stock will be transferred upon receipt by seller of the full purchase price. Additional installments were made as follows through the end of the current reporting period towards the purchase price:

- August 30, 2017, the Company delivered $900,000;

- September 8, 2017, the Company delivered $500,000;

- October 13, 2017, the Company delivered $500,000 and

- January 2, 2018, the Company delivered $500,000.

Acquisition British Columbia Properties

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30, 2018 and June 30, 2018:

	September 30,	June 30,
	2018	2018
Interest	$3,197,460	$3,031,677
Vacation	15,770	15,770
Payroll	124,620	134,718
Franchise taxes	8,697	8,697
Merger costs, net	269,986	269,986
Other	19,579	19,579
Audit	18,557	18,557
Commodity supply agreement	2,920,006	3,154,423
Property taxes	253,523	253,523
	$6,828,198	$6,906,930

NOTE 5 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. See NOTE 9- CONTINGENCIES AND COMMITMENTS, Commodity Supply Agreement.   Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at September 30, 2017 and June 30, 2017, respectively, and are reported as completion guarantee payable. Accrued interest on the completion guarantee payable at September 30, 2018 and June 30, 2018 was $1,102,455 and $1,058,357, respectively. Interest expense for the three months ended September 30, 2018 and 2017 was $44,098, respectively.

NOTE 6 - SHARES SUBJECT TO MANDATORY REDEMPTION BY RELATED PARTY

On August 9, 2017, a related party returned a certificate for 20,000,000 shares of common stock and was issued a new certificate for 2,000,000 shares on the same date. The related party loaned the 18,000,000 shares to the Company to raise additional working capital until the Company increased the authorized common shares of the Company. The related party has set no specified return date after the increased share authorization and may make the election at their discretion. The value of the 18,000,000 shares is determined according to ASC 480, “ Distinguishing Liabilities from Equity”. On the return date of the shares to the Company the shares were valued at the market value. On each subsequent period measurement closing, the shares will be valued at the current market price and any increase in valuation from the initial valuation will be recorded as a designated interest expense. Any decrease in valuation from the initial valuation will be recorded to Addition Paid in Capital as the obligation is to a related party of the Company. The initial valuation on August 9, 2017 was $1,762,200 and at June 30, 2018 was $1,638,000. The reduced valuation at September 30, 2018 to $1,296,000 resulted in an increase in Additional Paid in Capital of $342,000 for the three months ended September 30, 2018.

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

The principal and accrued interest outstanding at September 30, 2018, is in past due and in default. The principle balance and merger advance outstanding at September 30, 2018 and June 30, 2018 was $182,522, respectively. Accrued interest on note at September 30, 2018 and June 30, 2018 was $97,397 and $91,662, respectively. Interest expense for the three months ended September 30, 2018 and 2017 was $5,735 and $7,500, respectively.

A forbearance agreement by and among Santa Fe and Canarc Resource Corp. (“Canarc”) was entered into and effective as of February 12, 2018. Canarc loaned/advanced Santa Fe $220,000 in 2014. The funding requirements were not attained and the loan became due on January 15, 2015.  The Company agreed with Canarc to make four installment payments as follows: (i) $25,000 on February 14, 2018; (ii) $25,000 on June 30, 2018; (iii) $85,000 on October 1, 2018; and (iv) $85,000 on December 31, 2018. All payments were made on a timely basis. With the final payment completed, Canarc forgave $12,522 of principal and accrued interest on the note payable of approximately $107,974 per the terms of the agreement and the Company recorded a gain on debt extinguishment of approximately $120,496 in the quarter ended December 31, 2018.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at September 30, 2018 and June 30, 2018 and had an accrued interest of $93,420 and $87,687, respectively. In December 2016 the court administered trust paid $17,412 to the note holder and was applied against the accrued interest on the note and this amount was recorded as a gain on trust debt forgiveness. The Company has been unable to make its monthly payments since November 2013, currently is due and in default and the equipment has been returned to the vendor for sale and remains unsold at September 30, 2018. Interest expense for the three months ended September 30, 2018 and 2017 was $5,733, respectively.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at June 30, 2017 and 2016. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at September 30, 2018 and June 30, 2018, was $1,842,079 and $1,736,513 respectively, is due and in default. In December 2016 the court administered trust paid $91,788 to the note holder and was applied against the accrued interest on the note and recorded as a gain on trust debt forgiveness. Interest expense for the three months ended September 30, 2018 and 2017 was $105,566 and $114,679, respectively.

The following summarizes notes payable:	September 30,	June 30,
	2018	2018
Working capital advances, interest at 1% per month, due January 15, 2015	$162,522	$162,522
Merger advance	20,000	20,000
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092
Notes payable - current	$2,326,407	$2,326,407

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of September 30, 2018 and June 30, 2018 are as follows:

September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$1,296,000	$—	$1,296,000

June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$1,638,000	$—	$1,638,000

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

Under the Gold Stream Agreement, the Company has a recorded obligation at September 30, 2018 and June 30, 2018, of 3,709 ounces of undelivered gold valued at approximately $2.9 and $3.15 million, respectively, in accrued liabilities net of the Fixed Price of $400 per ounce to be received upon delivery. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of the asset transfer on February 26, 2016.

Share Obligation to Related Party

On August 9, 2017, a related party returned a certificate for 20,000,000 shares of common stock and was issued a new certificate for 2,000,000 shares on the same date. The related party loaned the 18,000,000 shares to the Company to raise additional working capital until the Company increased the authorized common shares of the Company. The related party has set no specified return date after the increased share authorization and may make the election at their discretion. See NOTE 6 – SHARE OBLIGATION TO RELATED PARTY for additional disclosures.

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

NOTE 10- STOCKHOLDERS' DEFICIT

Subscribed Capital

During the three months ended September 30, 2018, the Company accepted stock subscription payments of $200,000 for an aggregate of 2,500,000 shares of restricted common stock in excess of authorized capital. The Company also approved the issuance of 200,000 shares of restricted stock for consulting fees with a value of $17,800 on the date of grant. The Company received authorization by the shareholders to increase Company’s authorized capital to 550,000,000 common shares on January 11, 2019 and the subscribed and granted shares were issued.

Issuance of Warrants and Expiration

During the three months ended September 30, 2018, the Company issued no new warrants and no warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During three months ended September 30, 2018, no options were granted and no options expired. Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the three months ended September 30, 2018, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2018	200,000	$0.075	4,420,000	$0.15
Granted	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2018	200,000	$0.075	4,320,000	$0.15

Stock options and warrants outstanding and exercisable at September 30, 2018 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.07	100,000	100,000	1.26	$0.07	$0.15	4,320,000	4,320,000.48		$0.15
$0.08	100,000	100,000.26		$0.08	—	—	—	—	—
	200,000	200,000				4,320,000	4,320,000

	Outstanding Options		.76	$0.075	Outstanding Warrants			.48	$0.15

	Exercisable Options		.76	$0.075	Exercisable Warrants			.48	$0.15

As of September 30, 2018, the aggregate intrinsic value of all stock options and warrants vested was $200. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.072 closing stock price of the common stock on September 30, 2018.

The total intrinsic value associated with options exercised during the three months ended September 30, 2018, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

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

In order to expedite purchases of equipment and associated expenses in Silver City on behalf of the Company, SFG deposited funds into Mr. Laws certified public accounting practice account until a new bank account was opened at Wells Fargo.  Company expenses and purchases of equipment were done in that account. During the fiscal year 2017 an aggregate of $926,000 was deposited  to Mr. Laws account or was paid out of the corporate account at Mr. Law’s direction. At the end of the 2017 fiscal year Mr. Laws submitted expenditures on behalf of the Company totaling $1,009,099. Subsequent to the 2017 fiscal year ended, the board directors of the Company appointed a special committee which determined the funds expended by Mr. Laws were misappropriated in the amount of $971,099 and a deposit of $38,000 was valid and refunded to the Company in a subsequent period. Of this amount, the $500,000 deposit that was to be made on the Alhambra Acquisition was subsequently determined never made the sellers. See NOTE 13 - Subsequent Events, Misappropriated Funds and Entry into a Material Definitive Agreement.

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

An individual consultant, who is instrumentally helpful to the Company in raising funds and is compensated on consulting basis, as disclosed in NOTE 13 – SUBSEQUENT EVENTS, Recent Issuances of Unregistered Securities. During the three months ended September 30, 2018, received the final finder’s fees totaling $20,000 on August 14, 2018.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at September 30, 2018 and June 30, 2018 was $22,116 and $20,018 respectively. Interest on the obligation for the three months ended September 30, 2018 and 2017 was $2,097 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the three months ended September 30, 2018 and 2017, Company interest on the obligation was $5,733, respectively. Accrued interest on the obligation at September 30, 2018 and June 30, 2018 was $70,490 and $64,757, respectively.

The bankruptcy court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years for five years from reopening of the mine and the trust funds will be distributed by an independent trustee to all credit holders on record. Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of September 30, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

During the period October 1, 2018 through August 11, 2020, ten current accredited shareholders purchased and aggregate of 50,209,243 restricted common shares for $3,151,980. In addition, our chairman purchased 11,642,858 restricted common shares for $775,000. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering. In connection with the placements, the Company incurred no consulting fees.

During the period October 1, 2018 through August 11, 2020, 3,836,018 restricted shares of common stock for consulting services at an aggregated market value of $351,794 on the date of issuance. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering.

In the period from March 2020 through August 11, 2020, the Company issued warrants to existing accredited investors aggregating 4,500,000, and 2,250,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a three-year life and an exercise price of $0.05 and $0.07 per share

On March 20, 2019, the Company granted our Chairman of the Board of Directors and our Chief Financial Officer each 15,000,000 cashless five-year options at a strike price of $0.05, the market price on the date of the grant, for their efforts on reviving the Company.

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

Canarc Agreement

A forbearance agreement by and among Santa Fe and Canarc Resource Corp. (“Canarc”) was entered into and effective as of February 12, 2018. Canarc loaned Santa Fe $220,000 in 2014. The funding requirements were not attained and the loan became due on January 15, 2015.  The Company agreed with Canarc to make four installment payments as follows: (i) $25,000 on February 14, 2018; (ii) $25,000 on June 30, 2018; (iii) $85,000 on October 1, 2018; and (iv) $85,000 on December 31, 2018.  All payments were made on a timely basis. With the final payment completed, Canarc forgave $12,522 of principal and accrued interest on the note payable of approximately $107,974 per the terms of the agreement and the Company recorded a gain on debt extinguishment of approximately $120,496 in the quarter ended December 31, 2018.

Miscellaneous

During the period October 2018 and June 30, 2020, the CFO of the Company and an outside party, loaned the Company an aggregate of $381,787, evidenced by demand unsecured notes payable at an annual rate of interest of 6% and have no stated due dates. As of the date of filing this report, $80,000 has been repaid to the outside party and the CFO has converted his outstanding note balance and accrued interest into restricted common stock.

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

The board of directors formed a special committee on September 26, 2018 to investigate and analyze certain financial transactions in the aggregate amount of approximately $1 million that occurred primarily between July 2016 and March 2018 involving Mr. Laws. The special committee investigation determined initially that Mr. Laws owes the Company $1,197,198, excluding penalty, accrued interest and additional associated costs. At the time of filing this Form 10-Q total costs associated with Mr. Laws is $1,651,263 of which $485,966 has been recovered by the Company. The Company does not anticipate collecting a material amount due from Mr. Laws and will be determined by the bankruptcy court

The Company is in process of restating the previously issued consolidated financial statements for, and financial information relating to, the fiscal year ended June 30, 2017.

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

The following discussion summarizes the results of our operations for the three months ending September 30, 2018 and 2017, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015 and the case was dismissed from bankruptcy on June 15, 2016.

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

The Company has recorded income of $146,292 for the three months ended September 30, 2018, and has a total accumulated deficit of $101,867,082 and a working capital deficit at September 30, 2018 of $18,250,508. The Company currently has no source of generating revenue.

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

At September 30, 2018, the Company was in defaults on payments of approximately $7.38 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.33 million, accrued liabilities of approximately $2.81 million and accounts payable approximating $3.03 million.

The results of operations in the past reflected a continued under-capitalization of our projects which required additional funding to be able to achieve full project performance and sustained potential profitability. We currently are dependent on additional financing to resume any mining operations and to continue our exploration efforts in the future if warranted.

Operating Results for the Three Months Ended September 30, 2018 and 2017

Sales, net

During the three months ended September 30, 2018 and 2017, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in three months ended September 30, 2018, decreased $193,535 from $493,937 in the three months ended September 30, 2017,  to $300,402 for the current period of measurement. The decreases in operating expenses in the current period of measurement is attributable decreased exploration and mine related costs of $25,905 and decreased general and administrative of $167,630.

The decreases in exploration and mine related costs were due mainly to decreased geological exploration related costs. The decrease in general and administrative was mainly attributable to decreased consulting fees related to working capital raises of $205,940 and offset by an increase in legal fees of $39,697.

Other Income (Expense)

Other income (expense) for three months ended September 30, 2018, was $446,694 for five years from reopening as compared to $(371,733) for three months ended September 30, 2017, an increase in other income of $818,427. The net increase in other income for the current period measurement is mainly comprised of the following components: decreased interest expense of $10,878, decrease interest expense on mandatory redemption shares by a related party of $37,800, a recovery of a misappropriation of funds aggregating $$378,060 from a loss in the prior period of measurement of $5,754 and , an decrease in financing costs – commodity supply agreements of $385,935 in the current period of measurement from the prior period of measurement.

For the three months ended September 30, 2018, financing costs – commodity supply agreements had an increase in other income of $385,935 from the comparable period of measurement. The financing costs for commodity supply agreements relate directly to production delivery of refined precious metals to Sandstorm in the prior period of measurement. The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The decreased in the current period of measurement is driven by a decrease in precious metals prices.

The decrease in interest expense for the current period of measurement was $10,878, and is a result of a decrease in loan principle in the current period of measurement.

Liquidity and Capital Resources; Plan of Operation

As of September 30, 2018, we had cash of $331,332 and we had a working capital deficit of $18,250,508.

At September 30, 2018, we were in arrears on payments totaling approximately $7.38 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm in the Santa Fe Gold Barbados subsidiary and other corporate cash debt approximating $11.22 million.

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

During the three months ending September 30, 2018, the Company continued to implement its current plan to reenter the operational mining business segment. The Company raised $200,000 from the sale of common stock subscriptions and the during the current period of measurement. The funds were used as working capital to implement the Company business plan.

On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered $100,000 towards the purchase price. The Agreement is to purchase Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company and acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid with installments stated in the Bullard’s Peak Agreement. Title to the claims and transfer of the issued and outstanding  shares will be transferred upon receipt by seller of the full purchase price. The final payment was made on April 2, 2019.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

During the three months ended September 30, 2018, our management, with the participation of our then Chief Executive Officer and Chief Financial Officer of the Company at that time, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended September 30, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at September 30, 2018 and June 30, 2018 was $22,116 and $20,018 respectively. Interest on the obligation for the three months ended September 30, 2018 and 2017 was $2,097 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the three months ended September 30, 2018 and 2017, Company interest on the obligation was $2,554, respectively. Accrued interest on the obligation at September 30, 2018 and June 30, 2018 was $39,993 and $37,449, respectively.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of September 30, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Subscribed Capital

Between July 1, 2018, and September 30, 2018, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or  Regulation S promulgated thereunder, the Company issued shares of its restricted common stock upon acceptance of the subscriptions from two existing accredited investors at $0.08 per share, or an aggregate of 2,500,000 shares of the Company’s restricted common stock for a total aggregate consideration of $200,000. There were no subsequent or contemporaneous public offerings of the Company’s common stock or other securities. The shares of the Company’s restricted common stock were not broken down into smaller denominations and negotiations for the issuance of the shares took place directly between the investor and the Company. The subscribed shares needed to be issued following shareholder approval of an increase in the Company’s authorized common shares. That shareholder approval was subsequently given on January 11, 2019.

The Company on August 15, 2018, approved the issuance of 200,000 shares of restricted common stock for consulting fees with a value of $17,800 on the issuance date.  These restricted shares were issued thereafter, following the January 11, 2019 shareholder approval of an increase in the Company’s authorized common shares.

The issuances of the restricted common shares during the three months ended September 30, 2018, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof and / or Regulation S promulgated thereunder, because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transactions referenced above, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations from each investor that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.  In connection with sales of our equity securities for cash during the period ending September 30, 2018, finder’s fees were paid on sales made to existing shareholders where such fees were disclosed and such existing shareholders had already made their subsequent purchase decisions prior to investing. These sales were made with fees paid in a manner consistent with the SEC’s Paul Anka No Action Letter (Issued July 24, 1991). That is, (a) the finder did not have involvement in negotiating or structuring transactions with investors (they had already made the decisions to purchase based on their own criteria, no sales material was provided by the finder with the sole exception of a blank subscription agreement that the finder was provided by the Company and that was forwarded along with the per share price to the investor as a courtesy); (b) the finder did not value or opine as to the Company’s common stock’s value and did not participate in negotiating on behalf of the investor or the Company; (c) the finder was not in the business of brokering transactions and its activity, as a finder, was isolated to helping the Company and (d) although fees were paid in connection with the sales of the Company’s common stock, this was disclosed on the subscription agreements and the other items were as limited or more limited than those that were present that gave rise to the SEC’s Paul Anka No-Action Letter. (Id.)  Further, not only did the investors have a pre-existing relationship with the finder but in the Anka No-Action Letter none of the prospective investors was an existing shareholder and after August 14, 2018 no finder’s fees were paid.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

Exhibit	Description
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C.-. Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer, Principal Accounting Officer