Form 10-Q
period 2018-12-31
Santa Fe Gold CORP
filed 2020-08-13
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 422,670,880 shares of common stock par value $0.002, of the issuer were issued and outstanding as of August 12, 2020.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2018	2018 *
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,733	$18,897
Prepaid expenses and other current assets	45,300	11,680
Total Current Assets	64,033	30,577

OTHER ASSETS:
Deposit on mineral property	2,825,000	2,500,000
Deposit on mineral leases	210,116	210,116
Deposit in joint venture	—	25,000
Total Assets	$3,099,149	$2,765,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,121,821	$3,061,976
Accrued liabilities	7,232,220	6,906,930
Subscribed capital	3,139,991	2,772,191
Note payable related party	30,689	—
Notes payable	2,346,885	2,326,407
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	19,231,479	18,427,377
LONG TERM LIABILTY:
Shares subject to mandatory redemption by related party	1,422,000	1,638,000
	20,653,479	20,065,377

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 300,000,000 shares authorized, December 31, 2018 and June 30, 2018, respectively; 300,000,000 shares issued and outstanding, December 31, 2018 and June 30, 2018, respectively	600,000	600,000
Additional paid-in capital	84,329,690	84,113,690
Accumulated deficit	(102,484,020)	(102,013,374)
Total Stockholders' Deficit	(17,554,330)	(17,299,684)
Total Liabilities and Stockholders' Deficit	$3,099,149	$2,765,693

*The balance sheet at June 30, 2018 has been derived from the audited consolidated financial statement at that date.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and mine related costs	1,613	2,616	7,689	34,597
General and administrative	224,464	498,699	518,790	960,655
Total Operating Expenses	226,077	501,315	526,479	995,252

LOSS FROM OPERATIONS	(226,077)	(501,315)	(526,479)	(995,252)

OTHER INCOME (EXPENSE):
Miscellaneous income	637	—	637	—
Gain on debt extinguishment	112,625	—	112,625	—
Recovery (misappropriation) of funds	—	(47,454)	378,060	(53,208)
Financing costs – commodity supply agreement	(340,312)	(29,302)	(105,895)	(180,820)
Interest on mandatory redemption shares by related party	—	(1,440,000)	—	(1,477,800)
Interest expense	(163,811)	(180,342)	(329,594)	(344,208)
Total Other Income (Expense)	(390,861)	(1,697,098)	55,833	(2,056,036)

LOSS BEFORE PROVISION FOR INCOME TAXES	(616,938)	(2,198,413)	(470,646)	(3,051,288)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS AND COMPREHENSIVE LOSS	$(616,938)	$(2,198,413)	$(470,646)	$(3,051,288)

Basic and Diluted Per Share Data:
Net (Loss) Per Share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	300,000,000	300,000,000	300,000,000	296,755,989

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

			Additional
Six Months Ended December 31, 2018:	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	300,000,000	$600,000	$84,113,690	$(102,013,374)	$(17,299,684)

Change in loan shares evaluation	—	—	342,000	—	342,000
Net income (loss)				146,292	146,292
Balances, September 30, 2018 (Unaudited)	300,000,000	600,000	84,455,690	(101,867,082)	(16,811,392)

Change in loan shares evaluation	—	—	(126,000)	—	(126,000)
Net income (loss)	—	—	—	(616,938)	(616,938)
Balance, December 31, 2018 (Unaudited)	300,000,000	$600,000	$84,329,690	$(102,484,020)	$(17,554,330)

			Additional
Six Months Ended December 31, 2017:	Common Stock		Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2017	295,601,634	$591,204	$83,955,637	$(99,416,640)	$(14,869,799)

Sales of common stock	4,398,366	8,796	20,870	—	29,666
Net income (loss)	—	—	—	(852,875)	(852,875)
Balances, September 30, 2017 (Unaudited)	300,000,000	600,000	83,976,507	(100,269,515)	(15,693,008)

Value of warrant issued	—	—	12,983	—	12,983
Net income (loss)	—	—	—	(2,198,413)	(2,198,413)
Balance, December 31, 2017 (Unaudited)	300,000,000	$600,000	$83,989,490	$(102,467,928)	$(17,878,438)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470,646)	$(3,051,288)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	17,800	196,000
Costs associated issued warrants	—	12,983
Non-cash interest on mandatory redemption shares by related party	—	1,477,800
Gain on debt forgiveness	(112,625)	—
Non-cash financing costs - commodity supply agreements	105,895	180,820
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(33,620)	(15,952)
Accounts payable and accrued liabilities	379,343	104,778
Net Cash Used in Operating Activities	(113,853)	(1,094,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on mineral property acquisition	(325,000)	(2,043,085)
Refund (deposit) in joint venture	25,000	(25,000)
Net Cash Used in Investing Activities:	(300,000)	(2,068,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock purchases	350,000	895,933
Proceeds from exercise of warrants	—	895,933
Proceeds from stock subscriptions not issued	—	1,832,046
Loan proceeds from related parties	30,689	—
Proceeds from note payable	203,000	—
Payments on note payable	(170,000)	—
Net Cash Provided by Financing Activities	413,689	3,623,912

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(164)	460,968
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,897	392,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,733	$853,343

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock loaned and cancelled from related party	$—	$36,000
Valuation change on mandatory share redemption	$216,000	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 1 – COMPANY AND NATURE OF OPERATIONS

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe”, "Company", “our” or “we”) is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of December 31, 2018 and June 30, 2018 (Audited), the consolidated results of operations for the three and six months ended December 31, 2018 and 2017, the consolidated statements of stockholder’s deficit for the three and six months ended December 31,2018 and the consolidated cash flows for the six months ended December 31, 2018 and 2017. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2019. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2019 Annual Report on Form 10-K filed on July 15, 2020.

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

The Company has recorded a loss of $470,646 for the six months ended December 31, 2018, and has a total accumulated deficit of $102,484,020 and a working capital deficit at December 31, 2018 of $19,167,446. The Company currently has no source of generating revenue.

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

At December 31, 2018, the Company was in defaults on payments of approximately $7.77 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.35 million, accrued liabilities of approximately $2.83 million and accounts payable approximating $3.04 million.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation, Santa Fe Acquisitions Company, a New Mexico Limited Liability Company and Minerals Acquisitions, LLC, a New Mexico Limited Liability Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2018 and June 30, 2017, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and six months ended December 31, 2018 and 2017, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Stock-Based Compensation

In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vest over a period of six months to a year.

The Company accounts for share-based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the expected vesting period. Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. The Company had stock-based compensation of $17,800 for the six months ending December 31, 2018, and $196,000 for the six months ended December 31, 2017.

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

Acquisition of Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company

On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered $100,000 towards the purchase price. The Agreement is to purchase Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company and acquire 100% of the issued and outstanding capital stock for an initial cash purchase price of $3,000,000, to be paid with installments stated in the Bullard’s Peak Agreement. Title to the claims and capital stock will be transferred upon receipt by seller of the full purchase price. Additional installments were made as follows through the end of the current reporting period towards the purchase price:

- August 30, 2017, the Company delivered $900,000;

- September 8, 2017, the Company delivered $500,000;

- October 13, 2017, the Company delivered $500,000;

- January 2, 2018, the Company delivered $500,000;

- October 15, 2018, the Company delivered $100,000;

- October 31, 2018, the Company delivered $100,000; and

- November 30, 2018, the Company delivered $100,000.

Purchase of four placer claims in British Columbia, Canada

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remained in trust with the sellers until payment in full.  To date, the Company has paid to the sellers’ consideration of US$210,116.  The Company disclosed in a Form 8-K filing on November 20, 2018 that it had been notified that it was in default with respect to these two November 2017 agreements and that the sellers threatened legal action.  The Company has engaged British Columbia counsel to review the two November 2017 agreements and has concluded that there were false representations made by the sellers and that certain conditions precedent of sellers were not satisfied.  As a result, the Company’s position is that these two November 2017 agreements are not and were never binding and have requested sellers to refund the US$210,116.  The Company so informed sellers on March 4, 2019.  The Company continues to evaluate its rights and remedies in connection with this matter.  As a result, the Company does not own any rights to the four placer claims located in the Vernon mining district of British Columbia, Canada (which property is more fully set forth in the Form 8-K filing dated November 20, 2018).

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2018 and June 30, 2018:

	December 31,	June 30,
	2018	2018
Interest	$3,261,168	$3,031,677
Vacation	15,770	15,770
Payroll	124,621	134,718
Franchise taxes	8,697	8,697
Merger costs, net	269,986	269,986
Other	19,579	19,579
Audit	18,557	18,557
Commodity supply agreement	3,260,319	3,154,423
Property taxes	253,523	253,523
	$7,232,220	$6,906,930

NOTE 5 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. See NOTE 9- CONTINGENCIES AND COMMITMENTS, Commodity Supply Agreement. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at December 31, 2018 and June 30, 2018, respectively, and are reported as completion guarantee payable. Accrued interest on the completion guarantee payable at December 31, 2018 and June 30, 2018 was $1,146,554 and $1,058,357, respectively. Interest expense on the obligation for the six months ended December 31, 2018 and 2017 was $88,197, respectively.

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

A forbearance agreement by and among Santa Fe and Canarc Resource Corp. (“Canarc”) was entered into and effective as of February 12, 2018. Canarc loaned/advanced Santa Fe $220,000 in 2014. The funding requirements were not attained and the loan became due on January 15, 2015.  The Company agreed with Canarc to make four installment payments as follows: (i) $25,000 on February 14, 2018; (ii) $25,000 on June 30, 2018; (iii) $85,000 on October 1, 2018; and (iv) $85,000 on December 31, 2018. All payments were made on a timely basis. With the final payment completed, Canarc forgave $12,522 accrued interest on the note payable and note principle of $100,103 per the terms of the agreement and the Company recorded a gain on debt extinguishment of $112,625 in the quarter ended December 31, 2018. The notes balance at December 31, 2018 and June 30, 2018 was $0 and $232,522, respectively and accrued interest at December 31, 2018 and June 30, 2018 was $0 and $91,662. Interest expense for the six months December 31, 2018 and 2017 was $8,441 and $14,999.

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at December 31, 2018 and June 30, 2018 and had an accrued interest of $104,885 and $87,687, respectively. Interest expense on the note for the six months ended December 31, 2018 and 2017 was $17,198, respectively. In December 2016 the court administered trust paid $17,412 to the note holder and was applied against the accrued interest on the note and this amount was recorded as a gain on trust debt forgiveness. The Company has been unable to make its monthly payments since November 2013, currently is due and in default and the equipment has been returned to the vendor for sale and remains unsold at December 31, 2018.

During the three months ended March 31, 2019, an individual loaned the Company $203,000 for working capital purposes. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Interest expense for the three months was $872 and accrued interest on the loan at March 31, 2019 is $872.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at December 31, 2018 and June 30, 2018. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at December 31, 2018 and June 30, 2018, was $1,947,645 and $1,736,513, respectively, is due and in default. Interest expense on the note for the six months ended December 31, 2018 and 2017 was $211,132, respectively.

The following summarizes notes payable:	December 31,	June 30,
	2018	2018
Working capital advances, interest at 1% per month, due January 15, 2015	$—	$162,522
Merger advance	—	20,000
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793
Note payable	203,000	—
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092
Notes payable - current	$2,346,885	$2,326,407

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of December 31, 2018 and June 30, 2018 are as follows:

December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$1,422,000	$—	$1,422,000

June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
None	$—	$—	$—	$—

Liabilities:
Share redemption to related party	$—	$—	$1,638,000	$1,638,000

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

Under the Gold Stream Agreement, the Company has a recorded obligation at December 31, 2018 and June 30, 2018, of 3,709 ounces of undelivered gold valued at approximately $3.26 and $3.15 million, respectively, in accrued liabilities net of the Fixed Price of $400 per ounce to be received upon delivery. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense totaled $3,000 for the six months ended December 31, 2018 and 2017, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 10- STOCKHOLDERS' DEFICIT

Stock Returned and Cancelled

On July 28, 2017, a shareholder returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for as a derivative liability at the fair value of the shares and marked to market at each balance sheet date. The net 18,000,000 shares returned were recorded at Par Value of $36,000.

Issuance of Stock

Subscribed Capital

During the six months ended December 31, 2018, the Company accepted stock subscription payments of $350,000 for an aggregate of 4,375,000 shares of restricted common stock in excess of authorized capital. The Company received authorization by the shareholders to increase Company’s authorized capital to 550,000,000 common shares on January 11, 2019 and the subscribed and granted shares were issued.

Issuance of Warrants and Expiration

During the six months ended December 31, 2018, the Company issued no new warrants and no warrants expired.

Stock Options and the Amended and Restated Equity Incentive Plan

During six months ended December 31, 2018, no options were granted and no options expired. Stock option and warrant activity, both within the 2007 EIP Amended, the Restated Equity Incentive Plan and outside of these plans, for the six months ended December 31, 2018, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2018	200,000	$0.075	4,420,000	$0.15
Granted	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2018	200,000	$0.075	4,420,000	$0.15

Stock options and warrants outstanding and exercisable at December 31, 2018 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.07	100,000	100,000	1.00	$0.07	$0.15	4,420,000	4,420,000.23		$0.15
$0.08	100,000	100,000.003		$0.08	—	—	—	—	—
	200,000	200,000				4,420,000	4,420,000

	Outstanding Options		.5	$0.075	Outstanding Warrants			.23	$0.15

	Exercisable Options		.5	$0.075	Exercisable Warrants			.23	$0.15

As of December 31, 2018, the aggregate intrinsic value of all stock options and warrants vested was $900. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.079 closing stock price of the common stock on December 31, 2018.

The total intrinsic value associated with options exercised during the six months ended December 31, 2018, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

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

During the three months ended December 31, 2018, the chief financial officer the Company loaned the Company $30,689 for working capital purposes. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. At December 31, 2018, the outstanding principle balance was $30,689 and accrued interest was $185.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,860 and recorded $21,454 in legal fees awarded in the judgement. In December 2016 the court administered trust paid $6,287 to Bogart Longyear and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the six months ended December 31, 2018 and 2017, the Company accrued interest on the obligation of $4,194, respectively. Accrued interest on the obligation at December 31, 2018 and June 30, 2018 was $24,213 and $20,019, respectively. Interest expense on the obligation for the six months ended December 31, 2018 and 2017 was $4,194, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $26,875. In December 2016 the court administered trust paid $4,591 to Wagner equipment and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the six months ended December 31, 2018 and 2017, the Company interest expense on the obligation was $5,107, respectively. Accrued interest on the obligation at December 31, 2018 and June 30, 2018 was $42,547 and $37,440, respectively.

The bankruptcy court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years after reopening of the mine and the trust funds will be distributed by an independent trustee to all credit holders on record.  Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of December 31, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from January 2019 through August 11, 2020, the Company sold an aggregate of 49,584,243 restricted common shares to accredited shareholders and the Company received aggregate proceeds of $3,101,980 from these sales. In addition, our chairman purchased 10,392,858 restricted common shares for $675,000. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering. In connection with the placements, the Company incurred no consulting fees.

During the period January 2019 and July 15, 2020, the Company issued 3,836,018 restricted shares of common stock for consulting services at an aggregated market value of $351,794 on the date of issuance. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering.

In the period from January 1, 2019 through August 11, 2020, the Company issued warrants to accredited  investors aggregating 4,500,000,  and 2,250,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a three-year life and an exercise price of $0.05 and $0.07 per share.

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

On June 30, 2020 , the Company converted a note payable with the Company CFO consisting of principal and interest of $42,036 and $6,178, respectively, into 964,299 shares of restricted common stock at $0.05 per share. The market value on the date of conversion was $67,501 and on the date of conversion the Company recorded a loss on debt conversion of $19,287. In conjunction with the conversion 482,149 vested three-year warrants were granted and have an exercise price of $0.05 per share.

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

The following discussion summarizes the results of our operations for the three and the six months ending December 31, 2018 and 2017, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015 and the case was dismissed from bankruptcy on June 15, 2016.

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

The Company has recorded a loss of $470,646 or the six months ended December 31, 2018, and has a total accumulated deficit of $102,484,020 and a working capital deficit at December 31, 2018, of $19,167,446. The Company currently has no source of generating revenue.

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

At December 31, 2018, the Company was in defaults on payments of approximately $7.77million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.35 million, accrued liabilities of approximately $2.83 million and accounts payable approximating $3.04 million.

The results of operations in the past reflected a continued under-capitalization of our projects which required additional funding to be able to achieve full project performance and sustained potential profitability. We currently are dependent on additional financing to resume any mining operations and to continue our exploration efforts in the future if warranted.

Operating Results for the Three Months Ended December 31, 2018 and 2017

Sales, net

During the three months ended December 31, 2018 and 2017, the Company had no revenue in the periods of measurements.

Operating Costs and Expenses

Our operating cost incurred in three months ended December 31, 2018, decreased $275,238 from $501,315 in the three months ended December 31, 2017, to $226,077 for the current period of measurement. The decrease in operating costs in the current period of measurement is attributable decreased general and administrative of  costs of $274,235. The main components of this decrease are a decrease in consulting fees of $306,868 and offset by increases of legal fees of $32,230 and transfer agent fees of $20.990.

Other Income (Expense)

Other income (expense) for three months ended December 31, 2018, was $(390,861) as compared to $(1,697,098) for three months ended December 31, 2017, a decrease in other expense of $1,306,237. The net decrease in other expense for the current period measurement is mainly comprised of the following component decreases in: loss on misappropriation of funds of $47,454, interest on mandatory redemption shares by related party of $1,440,000 and interest expense of $16,531 and increase in other income of $112,625 from a gain on debt extinguishment. These decreases in other expenses were offset by an increase in financing costs – commodity supply agreement of $311,010.

For the three months ended December 31, 2018, financing costs – commodity supply agreements had an increased loss of $311,010 from the comparable period of measurement, which had a loss of $29,302. The financing costs for commodity supply agreements relate directly to production delivery of refined precious metals to Sandstorm in the prior period of measurement. The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The increased in the current period of measurement is driven by an increase in precious metals prices.

The interest on mandatory redemption shares by related party of $1,440,000 in the prior period of measurement is a result of each subsequent period measurement closing, the shares will be valued at the current market price and any increase in valuation from the initial valuation will be recorded as a designated interest expense. Any decrease in valuation from the initial valuation will be recorded to Addition Paid in Capital as the obligation is to a related party of the Company.

The decrease in interest expense for the current period of measurement was $16,531, and is mainly a result of a decrease in interest bearing loan balances.

Operating Results for the Six Months Ended December 31, 2018 and 2017

Sales, net

During the six months ended December 31, 2018 and 2017, the Company had no revenue in the periods of measurements.

Operating Costs and Expenses

Our operating cost incurred in six months ended December 31, 2018, decreased $468,773 from $995,252 in the six months ended December 31, 2017,  to $526,479 for the current period of measurement. The decrease in operating costs in the current period of measurement is mainly attributable decreased general and administrative of $441,865. The main components of this decrease are a decrease in consulting fees of $512,808 and offset by increases of legal fees of $71,927 and transfer agent fees of $21,173.

Other Income (Expense)

Other income (expense) for six months ended December 31, 2018, was $55,833 as compared to $(2,056,036) for six months ended December 31, 2017, a decrease in other expense of $2,111,869. The net decrease in other expenses for the current period measurement is mainly comprised of decreased losses in the following components: misappropriation of funds of $431,268, financing costs – commodity supply agreement of $74,925 and interest on mandatory redemption shares by related party of $1,477,800, interest expense of $14,614 and a gain on debt extinguishment of $112,625.

During the current period of measurement, the Company received reimbursements of misappropriated fund aggregating $378,060 as compared to the prior period of measurement loss of $53,208, a change of $431,268.

For the six months ended December 31, 2018, financing costs – commodity supply agreements had a decreased loss of $105,895 from the comparable period of measurement, which had i loss of $180,820. The financing costs for commodity supply agreements relate directly to production delivery of refined precious metals to Sandstorm in the prior period of measurement. The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The decrease in the current period of measurement is driven by a decrease in precious metals prices.

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

The decrease in interest expense for the current period of measurement was $14,614, and is mainly a result of a decrease in interest bearing loan balances.

Liquidity and Capital Resources; Plan of Operation

As of December 31, 2018, we had cash of $18,733 and we had a working capital deficit of $19,167,446.

At December 31, 2018, we were in arrears on payments totaling approximately $7.77 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm in the Santa Fe Gold Barbados subsidiary and other corporate cash related debt approximating $11.46 million.

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

During the six months ending December 31, 2018, the Company continued to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $350,000 from the sale of common stock subscriptions and received loans from two related parties aggregating $233,689. The funds were used as working capital to implement the Company business plan.

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

ITEM 4 – CONTROLS AND PROCEDURES

During the three months ended December 31, 2018, our management, with the participation of our Chairman and Chief Financial Officer of the Company at that time, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chairman and Interim Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

Due to the Company’s continuing financial condition, the Company had limited personnel which resulted in a lack of segregation of duties and a lack of formal reviews at multiple levels. A significant weakness existed that our then current Chief Executive Officer, also a CPA, insisted on maintaining various original detail financial records at his office and not the corporate office. The lack of not receiving these original documents and related reviews, resulted in the Company uncovering a misappropriation of Company funds by the then current Chief Executive Officer.

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

Management, including the Company’s Chairman and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,860 and recorded $21,454 in legal fees awarded in the judgement. In December 2016 the court administered trust paid $6,287 to Bogart Longyear and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the six months ended December 31, 2018 and 2017, the Company accrued interest on the obligation of $4,194, respectively. Accrued interest on the obligation at December 31, 2018 and June 30, 2017 was $24,213 and $20,019, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $26,875. In December 2016 the court administered trust paid $4,591 to Wagner equipment and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the six months ended December 31, 2018 and 2017, the Company accrued interest on the obligation of $11,465. Accrued interest on the obligation at December 31, 2018 and June 30, 2018 was $99,162 and $87,687, respectively.

The bankruptcy court set up a Trust fund that will be funded by the activities of the Summit mine for five (5) years after reopening of the mine and the trust funds will be distributed by an independent trustee to all credit holders on record.  Currently all debts at the time of the bankruptcy are currently due and in default. None of the claims have been reopened since June 2016.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of December 31, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Subscribed Capital

Between October 1, 2018, and December 31, 2018, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or  Regulation S promulgated thereunder, the Company issued stock subscriptions to two existing accredited investors at $0.08 per share or an aggregate total of 1,875,000 shares of the Company’s restricted common stock for a total aggregate consideration of $150,000. There were no subsequent or contemporaneous public offerings of the Company’s common stock or other securities. The shares of the Company’s restricted common stock were not broken down into smaller denominations and negotiations for the issuance of the shares took place directly between the investor and the Company. The shares subscribed needed to be issued following shareholder approval of an increase in the Company’s authorized common shares. That shareholder approval was subsequently given on January 11, 2019, and the subscribed shares were issued.

The issuances of the restricted common shares during the three months ended December 31, 2018, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof  and / or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transactions referenced above, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations from each investor  that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

Exhibit	Description
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.-. Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2020	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer, Principal Accounting Officer