Form 10-Q
period 2019-03-31
Santa Fe Gold CORP
filed 2020-08-17
CIK 851726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 422,670,880 shares of common stock par value $0.002, of the issuer were issued and outstanding as of August 17, 2020.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2019	2018*
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,977	$18,897
Prepaid expenses and other current assets	13,688	11,680
Total Current Assets	51,665	30,577

OTHER ASSETS:
Mineral property	3,015,000	2,500,000
Deposit on mineral leases	260,116	210,116
Investment in joint venture	—	25,000
Total Assets	$3,326,781	$2,765,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,139,464	$3,061,976
Accrued liabilities	7,453,870	6,906,930
Subscribed capital	—	2,772,191
Note payable and accrued interest related party	52,224	—
Notes payable	2,383,635	2,326,407
Completion guarantee payable	3,359,873	3,359,873
Total Current Liabilities	16,389,066	18,427,377
LONG TERM LIABILTY:
Shares subject to mandatory redemption by related party	—	1,638,000
	16,389,066	20,065,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 550,000,000 and 300,000,000 shares authorized March 31, 2019 and June 30, 2018, respectively; 362,380,929 and 300,000,000 shares issued and outstanding March 31, 2019 and June 30, 2018, respectively	724,762	600,000
Additional paid-in capital	90,915,117	84,113,690
Accumulated deficit	(104,702,164)	(102,013,374)
Total Stockholders' Deficit	(13,062,285)	(17,299,684)
Total Liabilities and Stockholders' Deficit	$3,326,781	$2,765,693

*The balance sheet at June 30, 2018 has been derived from the audited consolidated financial statement at that date.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and mine related costs	32,718	3,317	40,407	37,914
General and administrative	1,835,213	253,184	2,354,003	1,213,839
Total Operating Expenses	1,867,931	256,501	2,394,410	1,251,753

LOSS FROM OPERATIONS	(1,867,931)	(256,501)	(2,394,410)	(1,251,753)

OTHER INCOME (EXPENSE):
Miscellaneous income	—	—	637	—
Gain on debt extinguishment	—	—	112,625	—
(Misappropriation) recovery of funds	—	(172,891)	378,060	(226,099)
Financing costs – commodity supply agreement	(60,830)	(121,844)	(166,725)	(302,664)
Interest on mandatory redemption shares by related party	(127,800)	1,080,000	(127,800)	(397,800)
Interest expense	(161,583)	(164,556)	(491,177)	(508,764)
Total Other Income (Expense)	(350,213)	620,709	(294,380)	(1,435,327)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,218,144)	364,208	(2,688,790)	(2,687,080)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS AND COMPREHENSIVE LOSS	$(2,218,144)	$364,208	$(2,688,790)	$(2,687,080)

Basic and Diluted Per Share Data:
Net (Loss) Per Share – Basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Net (Loss) Per Share – Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic	350,212,711	300,000,000	316,493,226	297,821,540
Diluted	350,212,711	300,075,000	316,493,226	297,821,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018

Three and Nine Months Ended March 31, 2019:	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	300,000,000	$600,000	$84,113,690	$(102,013,374)	$(17,299,684)

Change in loan shares evaluation	—	—	342,000	—	342,0001
Net income (loss)	—	—	—	146,292	146,292
Balances, September 30, 2018 (Unaudited)	300,000,000	600,000	84,455,690	(101,867,082)	(16,811,392)

Change in loan shares evaluation	—	—	(126,000)	—	(126,000)
Net income (loss)	—	—	—	(616,938)	(616,938)
Balances, December 31, 2018 (Unaudited)	300,000,000	600,000	84,329,690	(102,484,020)	(17,554,330)

Issuance of subscribed shares	39,768,462	79,537	3,210,454	—	3,289,991
Issuance of shares sold	3,433,333	6.867	251,133	—	258,000
Consulting shares issued	1,179,134	2,358	112,055	—	114,413
Reissuance of shares loaned by related party	18,000,000	36,000	1,854,000	—	1,890,000
Valuation change in loaned shares	—	—	(340,200)	—	(340,200)
Warrants issued	—	—	1,497,985	—	1,497,985
Net income (loss)	—	—	—	(2,218,144)	(2,218,144)
Balance, March 31, 2019 (Unaudited)	362,380,929	$724,762	$90,915,117	$(104,702.164)	$(13,062,285)

Three and Nine Months Ended March 31, 2018:	Common Stock		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, June 30, 2017	295,601,634	$591,204	$83,955,637	$(99,416,640)	$(14,869,799)

Sales of common stock	4,398,366	8,796	20,870	—	29,666
Net income (loss)	—	—	—	(852,875)	(852,875)
Balances, September 30, 2017 (Unaudited)	300,000,000	600,000	83,976,507	(100,269,515)	(15,693,008)

Value of warrant issued	—	—	12,983	—	12,983
Net income (loss)	—	—	—	(2,198,413)	(2,198,413)
Balances, December31, 2017 (Unaudited)	300,000,000	600,000	83,989,490	(102,467,928)	(17,878,438)

Net income (loss)	—	—	—	364,208	364,208
Balances, March 31, 2018 (Unaudited)	300,000,000	$600,000	$83,989,490	$(102,103,720)	$(17,514,230)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,688,790)	$(2,687,080)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	132,213	196,000
Costs associated issued warrants	1,497,985	12,983
Non-cash interest on mandatory redemption shares by related party	127,800	397,800
Gain on debt extinguishment	(112,625)	—
Non-cash financing costs - commodity supply agreements	166,725	302,664
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,008)	(11,821)
Accounts payable and accrued liabilities	558,568	201,641
Net Cash Used in Operating Activities	(320,132)	(1,587,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on mineral property acquisition	(515,000)	(2,500,000)
Payments on mineral leases	(50,000)	(210,116)
Refund (deposit) in joint venture	25,000	(25,000)
Net Cash Used in Investing Activities:	(540,000)	(2,735,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock purchases	758,000	895,933
Proceeds from exercise of warrants	—	895,933
Proceeds from stock subscriptions not issued	—	2,275,073
Loan proceeds from note payable	239,750	—
Loan proceeds from related parties	51,462	—
Payments on note payable	(170,000)	(25,000)
Net Cash Provided by Financing Activities	879,212	4,041,939

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,080	(280,990)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,897	392,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,977	$111,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock loaned and cancelled from related party	$—	$36,000
Reissuance of common stock loaned from related party	$1,890,000	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 – COMPANY AND NATURE OF OPERATIONS

Santa Fe Gold Corporation, a Delaware corporation (the "Santa Fe”, "Company", “our” or “we”) is a U.S. copper, silver and gold exploration and mining company.

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2019 and June 30, 2018 (Audited), the consolidated results of operations for the three and nine months ended March 31, 2019 and 2018, and consolidated cash flows for the nine months ended March, 2019 and 2018. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2019. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2019 Annual Report on Form 10-K filed on July  15, 2020.

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

On January 4, 2019, the Company has entered into a purchase agreement with a mining operator to purchase two properties in western New Mexico, the Billali Mine and the Jim Crow Imperial Mine.  The purchase price for all rights and interests to be conveyed is $2,500,000 for the Billali Mine and $7,500,000 for the Jim Crow Imperial Mine.

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

The Company has recorded a loss of $2,688,790 for the nine months ended March 31, 2019, and has a total accumulated deficit of $104,702,164 and a working capital deficit at March 31. 2019 of $16,337,401. The Company currently has no source of generating revenue.

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

At March 31, 2019, the Company was in defaults on payments of approximately $7.87 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.38 million, accrued liabilities of approximately $2.94 million and accounts payable approximating $3.05 million.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2019 and June 30, 2017, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended March 31, 2019 and the nine months ended March 31, 2019 and 2018, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

The Company accounts for share-based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the expected vesting period. Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. The Company had stock-based compensation of $132,213 for the nine months ending March 31, 2019, and $196,000 for the nine months ended March 31, 2018.

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

- October 13, 2017, the Company delivered $500,000;

- January 2, 2018, the Company delivered $500,000;

- October 15, 2018, the Company delivered $100,000;

- October 31, 2018, the Company delivered $100,000;

- November 30, 2018, the Company delivered $100,000

- January 2 2019, the Company delivered $65,000

- February 1, 2019, the Company delivered $50,000

- February 28, 2019 Company delivered $100,000

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

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2019 and June 30, 2018:

	March 31,	June 30,
	2019	2018
Interest	$3,421,988	$3,031,677
Vacation	15,770	15,770
Payroll	124,622	134,718
Franchise taxes	8,697	8,697
Merger costs, net	269,986	269,986
Other	19,579	19,579
Audit	18,557	18,557
Commodity supply agreement	3,321,148	3,154,423
Property taxes	253,523	253,523
	$7,453,870	$6,906,930

NOTE 5 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. See NOTE 9- CONTINGENCIES AND COMMITMENTS, Commodity Supply Agreement. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining uncredited liability totaled $3,359,873 at March 31, 2019 and June 30, 2018, respectively, and are reported as completion guarantee payable. Accrued interest on the completion guarantee payable at March 31, 2019 and June 30, 2018 was $1,190,652 and $1,058,357, respectively. Interest expense on the obligation for the nine months ended March 31, 2019 and 2018 was $132,295, respectively.

NOTE 6 - SHARES SUBJECT TO MANDATORY REDEMPTION BY RELATED PARTY

On August 9, 2017, a related party returned a certificate for 20,000,000 shares of common stock and was issued a new certificate for 2,000,000 shares on the same date. The related party loaned the 18,000,000 shares to the Company to raise additional working capital until the Company increased the authorized common shares of the Company. The related party has set no specified return date after the increased share authorization and may make the election at their discretion. The value of the 18,000,000 shares is determined according to ASC 480, “Distinguishing Liabilities from Equity”. On the return date of the shares to the Company the shares were valued at the market value. On each subsequent period measurement closing, the shares will be valued at the current market price and any increase in valuation from the initial valuation will be recorded as a designated interest expense. Any decrease in valuation from the initial valuation will be recorded to Addition Paid in Capital as the obligation is to a related party of the Company. The initial valuation on August 9, 2017 was $1,762,200 and at March 31, 2019 and June 30, 2018 was $0 and $1,638,000, respectively.

The shares were returned to the related party on January 23, 2019. The valuation of the shares on the return date was $1,890,000 and resulted in an interest charge of $127,800 and a credit to Additional Paid in Capital of $340,200 in the three months ended March 31, 2019.

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

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at March 31, 2019 and June 30, 2018 and had an accrued interest of $104,885 and $87,687, respectively. Interest expense on the note for the nine months ended March 31, 2019 and 2018 was $17,198 and $17,197, respectively. In December 2016 the court administered trust paid $17,412 to the note holder and was applied against the accrued interest on the note and this amount was recorded as a gain on trust debt forgiveness. The Company has been unable to make its monthly payments since November 2013, currently is due and in default and the equipment has been returned to the vendor for sale and remains unsold at March 31, 2019.

During the nine months ended March 31, 2019, an individual loaned the Company $239,750 for working capital purposes. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Interest expense for the six months was $4,226 and accrued interest on the loan at March 31, 2019 is $4,226.

In conjunction with the Merger Agreement, Tyhee and the Company entered into a Bridge Loan Agreement, pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company only $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge loan Agreement and Tyhee’s allocation of the proceeds from the Bridge Loan Agreement. At June 30, 2014, the Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at March 31, 2019 and June 30, 2018. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at March 31, 2019 and June 30, 2018, was $2,050,916 and $1,736,513, respectively, is due and in default. Interest expense on the note for the nine months ended March 31, 2019 and 2018 was $314,403 and $323,516, respectively.

The following summarizes notes payable:	March 31,	June 30,
	2019	2018
Working capital advances, interest at 1% per month, due January 15, 2015	$—	$162,522
Merger advance	—	20,000
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	398,793	398,793
Note payable	239,750	—
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan.	1,745,092	1,745,092
Notes payable - current	$2,383,635	$2,326,407

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

The Company’s financial instruments consist of derivative instruments which are measured at fair value on a recurring basis. The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with GAAP. The Company does not report any financial assets or liabilities that it measures using Level 1 or 2 inputs. The fair value measurement of financial instruments and other assets as of March 31, 2019 and June 30, 2018 are as follows:

March 31, 2019
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

Under the Gold Stream Agreement, the Company has a recorded obligation at March 31, 2019 and June 30, 2018, of 3,709 ounces of undelivered gold valued at approximately $3.32 and $3.15 million, respectively, in accrued liabilities net of the Fixed Price of $400 per ounce to be received upon delivery. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense totaled $4,500 for the nine months ended March 31, 2019 and 2018, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 10- STOCKHOLDERS' DEFICIT

Stock Returned, Cancelled and Reissued

On July 28, 2017, a shareholder returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for as a derivative liability at the fair value of the shares and marked to market at each balance sheet date. The net 18,000,000 shares returned were recorded at Par Value of $36,000.The shares were returned to the related party on January 23, 2019. The valuation of the shares on the return date was $1,890,000 and resulted in an interest charge of $127,800 and a credit to Additional Paid in Capital of $340,200 in the three months ended March 31, 2019.

Increased Authorization of Common Shares

At the shareholders meeting held on January 11, 2019, in Albuquerque, New Mexico, and a majority of our shareholders voted to amend our certificate of incorporation to increase the authorized shares of common stock that we have authority to issue from 300,000,000 shares to 550,000,000 shares.

Issuance of Stock

Subscribed Capital and Share Issuance

Effective January 12, 2019, subscribed shares received or consultant shares granted prior to January 12, 2019, aggregating 39,768,462 shares of restricted common stock, were issued to the shareholders at purchase price of the shares and shares granted to consultants were issued at their value on the date of grants at a total value of $3,289,991.

During the three months ended March 31, 2019, the Company sold 3,433,333 shares of restricted common stock for aggregate cash proceeds of $258,000.

During the three months ended March 31, 2019, the Company granted issuance of 1,179,134 shares of restricted common stock for consulting services for an aggregate value of  $114,413 on the date of grants.

During the three months ended March 31, 2019, the Company reissued the 18,000,000  loaned shares from a related party at a market value on the date of issuance of $1,890,000.

The issuance of the restricted common shares during nine months ended March 31, 2019, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/ or Regulation S promulgated thereunder and thereof such issuance did not involve a public offering.

Issuance of Warrants and Expiration

During the nine months ended March 31, 2019, the Company issued no new warrants and 3,240,000 warrants expired.

Stock Options

During nine months ended March 31, 2019, 15,000,000 options were granted to each of two directors for their efforts to revive the Company. The options have a five (5) year life and an exercise price of $0.05 per share, the market value on the date of the grant and have a non-cash exercise provision. The Black-Sholes value of the issued options was $1,497,985. During the nine-month period 100,000 options expired.

Stock option and warrant activity, for the nine months ended March 31, 2019, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2018	200,000	$0.075	4,420,000	$0.15
Granted	30,000,000	$0.05	—	—
Canceled	—	—	—	—
Expired	(100,000)	$0.08	(3,240,000)	$0.15
Exercised	—	—	—	—
Outstanding at December 31, 2018	30,100,000	$0.05	1,180,000	$0.15

Stock options and warrants outstanding and exercisable at March 31, 2019 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	30,000,000	30,000,000	4.98	$0.05	$0.15	1,180,000	1,180,000.34		$0.15
$0.07	100,000	100,000.76		$0.07
	200,000	200,000				4,420,000	4,420,000

	Outstanding Options		4.96	$0.05	Outstanding Warrants			.34	$0.15

	Exercisable Options		4.96	$0.05	Exercisable Warrants			.34	$0.15

As of March 31, 2019, the aggregate intrinsic value of all stock options and warrants vested was $150,000. The intrinsic value of each share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.055 closing stock price of the common stock on March 31, 2019.

The total intrinsic value associated with options exercised during the nine months ended March 31, 2019, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

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

On August 9, 2017, a related party shareholder returned a certificate for 20,000,000 common shares to the Company for no value received by the shareholder and the investor was issued 2,000,000 shares on a new certificate. The net 18,000,000 cancelled shares are to be re-issued at a later time and the obligation will be accounted for under ASC 480, “Distinguishing Liabilities from Equity” at the fair market value of the shares and marked to market at each balance sheet date. On April 4, 2018, the investor became a director of the Company. See NOTE 6 – SHARE OBLIGATION TO RELATED PARTY for additional disclosures. On January 23, 2019, the loaned shares were reissued to the related party.

An individual consultant, who is instrumentally helpful to the Company in raising funds and is compensated on consulting basis, as disclosed in NOTE 13 – SUBSEQUENT EVENTS, Recent Issuances of Unregistered Securities. During the three months ended September 30, 2018, received the final finder’s fees totaling $20,000 on August 14, 2018.

During the quarter ended December 2018 and March 2019, our chief financial officer the Company loaned the Company $51,462 for working capital purposes. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Interest expense for the nine months ended March 31, 2019, is $762, and accrued interest at March 31, 2019 is $762.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated

NOTE 12 – LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,860 and recorded $21,454 in legal fees awarded in the judgement. In December 2016 the court administered trust paid $6,287 to Bogart Longyear and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the nine months ended March 31,2019 and 2018, the Company accrued interest on the obligation of $4,194, respectively. Accrued interest on the obligation at March 31, 2019 and June 30, 2018 was $26,264 and $20,019, respectively. Interest expense on the obligation for the nine months ended March 31,2019 and 2018 was $6,245 and $6,246, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $26,875. In December 2016 the court administered trust paid $4,591 to Wagner equipment and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the nine months ended March 31,

2019 and 2018, the Company interest expense on the obligation was $7,605, respectively. Accrued interest on the obligation at March 31, 2019 and June 30, 2018 was $45,045 and $37,440, respectively.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from April 2019 through August 14, 2020, the Company sold an aggregate of 46,775,910 restricted common shares to ten existing accredited shareholders and two new accredited investors and the Company received aggregate proceeds of $2,893,980 from these sales. In addition, our chairman purchased 7,892,858 restricted common shares for $475,000. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering. In connection with the placements, the Company incurred no consulting fees.

During the period April 2019 through August 14, 2020, the Company issued restricted 2,656,884 shares of common stock for consulting services at an aggregated market value of $237,381 on the date of issuance. The issuance of the restricted common shares, were exempt from registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(a)2, thereof because such issuance did not involve a public offering.

In the period from April 1, 2019 through August 14, 2020, the Company issued warrants to accredited  investors aggregating 4,500,000, and 2,250,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a three-year life and an exercise price of $0.05 and $0.07 per share.

On April 10, 2020, the Company converted $100,000 of accrued salary for the Company CFO into 2,000,000 shares of restricted common stock at a market value of $117,000 on the date on grant and recorded a loss on debt conversion of $17,000. Warrants issued in conjunction with the conversion were 1,000,000 vested three-year warrants and have an exercise price of $0.05 per share.

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

Alhambra Acquisition

Pursuant to a stock purchase agreement dated August 2017, the Company will acquire all the capital stock of Bullard’s Peak Corporation (which owns five patented claims and 82 unpatented claims in the Black Hawk district of New Mexico) from Black Hawk Consolidated Mines Company for a purchase price of $3,000,000, and the capital stock of Bullard’s Peak Corporation and the mining claims collateralize the full purchase price payment.  The Company granted the seller a 2% net smelter return in perpetuity.  The net smelter return is the greater of (i) all monies the Company receives for or from any and all ore removed from the property comprising the mining claims whether for exploration, mining operations or any other reason, and (ii) the fair market value of removed ore from the property comprising the mining claims.  Title to the claims will be transferred upon receipt by seller of the full purchase price.  In August 2018, the Company was informed that the seller terminated the stock purchase agreement.  Pursuant to an amendment to the stock purchase agreement in October 2018, the Company paid the seller $100,000 and the seller rescinded the August 2018 election to terminate the stock purchase agreement and waived all then existing events of default and any additional interest, late fees, and other damage claims due to the Company’s prior breaches of the stock purchase agreement.  On October 31, 2018, the Company paid the seller an additional $100,000.  The balance of the purchase price of $350,365 (which includes $50,365 of expenses that the Company agreed to reimburse seller) is required to be paid: (i) $100,000 on or before November 30, 2018 and (ii) $250,365 on or before December 31, 2018.  If any payment is not timely paid, all rights of the Company under the stock purchase agreement shall become automatically null and void and seller shall retain all monies paid as liquidated damages for the Company’s breach, and seller shall have no further obligations to the Company, including but not limited to, any obligation to transfer the capital stock of Bullard’s Peak Corporation to the Company pursuant to the terms of the stock purchase agreement. We paid $100,000 in November 2018 with respect to the Alhambra Silver Mine acquisition and owed a balance of approximately $250,000 on December 31, 2018, to complete the acquisition. Lack of funding on December 31, 2018 resulted in us entering into a third amendment pursuant to which we paid $65,000 on January 2, 2019, a late fee payment on February 1, 2019 of $50,000, a $100,000 on February 28, 2019, and the final payment of $100,365 was paid on April 2, 2019, for the total cost of $3,115,365.

In February 2018, the Company filed for a permit to start operations at the Bullard’s Peak property. The permit was awarded on March 7, 2018. As of the filing of this report, no operations have commenced.

British Columbia Properties

On November 30, 2017, the Company entered into substantially identical agreements with Fortune Graphite, Inc. and Worldwide Graphite Producers, Ltd. to acquire a total of four placer claims for aggregate consideration of Can$400,000 and the issuance of 10,000,000 shares of Company common stock.  Title to these claims remained in trust with the sellers until payment in full.  To date, the Company has paid to the sellers’ consideration of Can$260,000.  The Company disclosed in a Form 8-K filing on November 20, 2018 that it had been notified that it was in default with respect to these two November 2017 agreements and that the sellers threatened legal action.  The Company has engaged British Columbia counsel to review the two November 2017 agreements and has concluded that there were false representations made by the sellers and that certain conditions precedent of sellers were not satisfied.  As a result, the Company’s position is that these two November 2017 agreements are not and were never binding and have requested sellers to refund the Can$260,000.  The Company so informed sellers on March 4, 2019.  The Company continues to evaluate its rights and remedies in connection with this matter.  As a result, the Company does not own any rights to the four placer claims located in the Vernon mining district of British Columbia, Canada (which property is more fully set forth in the Form 8-K filing dated November 20, 2018). At the time of the filing of this report the agreements are being scheduled for arbitration by the Company attorney. At June 30, 2019, the Company impaired the investment in the amount of $210,116.

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

The following discussion summarizes the results of our operations for the three and the nine months ending March 31, 2019 and 2018, but with the knowledge that Santa Fe Gold with all its subsidiaries filed for Bankruptcy - Chapter 11 in August 2015 and the case was dismissed from bankruptcy on June 15, 2016.

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

The Company has recorded a loss of $2,688,790 or the nine months ended March 31, 2019, and has a total accumulated deficit of $104,702,164 and a working capital deficit at March 31, 2019, of $16,337,401. The Company currently has no source of generating revenue.

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

On March 31, 2019, the Company was in default on payments of approximately $7.87 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”) and other notes payable principle aggregating $2,143,885 and accrued interest on the notes of $2,155,801.

The results of operations in the past reflected a continued under-capitalization of our projects which required additional funding to be able to achieve full project performance and sustained potential profitability. We currently are dependent on additional financing to resume any mining operations and to continue our exploration efforts in the future if warranted.

Operating Results for the Three Months Ended March 31, 2019 and 2018

Sales, net

During the three months ended March 31, 2019 and 2018, the Company had no revenue in the periods of measurements.

Operating Costs and Expenses

Our operating cost incurred in three months ended March 31, 2019, increased $1,611,430 from $256,501 in the three months ended March 31, 2018, to $1,867,931 for the current period of measurement. The increase in operating costs in the current period of measurement is mainly attributable increased general and administrative of $1,582,029.

This increase in general and administrative consist mainly of increases in consulting fees of $94,113, legal fees of $32,261, non-cash costs of warrants issued of $1,497,985 and is offset by a decrease in salary burden of $43,462.

Other Income (Expense)

Other income (expense) for three months ended March 31, 2019, was $(350,213) as compared to $620,709 for three months ended March 31, 2018, a decrease in other income of $970,922. The net decrease in other income for the current period measurement is mainly comprised of the following component decrease in interest income change on interest on mandatory redemption shares by related party of $1,207,800. This decrease was offset by a decreased in misappropriated funds of $172,891 and a decrease in financing costs – commodity supply agreement of $61,014.

For the three months ended March 31, 2019, financing costs – commodity supply agreements had a decreased loss of $61,014 from the comparable period of measurement. The financing costs for commodity supply agreements relate directly to production delivery of refined precious metals to Sandstorm in the prior period of measurement. The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The decrease in the current period of measurement is driven by a decrease in precious metals prices.

The interest on mandatory redemption shares by related party of $127,800 is a result of each subsequent period measurement closing, the shares will be valued at the current market price and any increase in valuation from the initial valuation will be recorded as a designated interest expense. Any decrease in valuation from the initial valuation will be recorded to Addition Paid in Capital as the obligation is to a related party of the Company.

Operating Results for the Nine Months Ended March 31, 2019 and 2018

Sales, net

During the nine months ended March 31, 2019 and 2018, the Company had no revenue in the periods of measurements.

Operating Costs and Expenses

Our operating cost incurred in nine months ended March 31, 2019, increased $1,142,657 from $1,251,753 in the nine months ended March 31, 2018,  to $2,394,410 for the current period of measurement. The increase in operating costs in the current period of measurement is mainly attributable increased general and administrative of $1,140,164.

The increases in general and administrative in the current period of measurement are mainly attributable to increases in legal fees of $104,188 and a non-cash cost of options issued aggregating $1,497,985. These increases were offset by decreases in salary burden of $42,957 and consulting fees of $418,695.

Other Income (Expense)

Other income (expense) for nine months ended March 31, 2019, was $(294,380) as compared to $(1,435,327) for nine months ended March 31, 2018, a decrease in other expense of $1,140,947. The net decrease in other expenses for the current period measurement is mainly comprised of decreased losses in the following components: misappropriation of funds of $604,159, financing costs – commodity supply agreement of $135,939 and interest on mandatory redemption shares by related party of $270,000, and a gain on debt extinguishment of $112,625.

During the current period of measurement, the Company received reimbursements of misappropriated funds aggregating $378,060 as compared to the prior period of measurement loss of $226,099, a change of $604,159.

For the nine months ended March 31, 2019, financing costs – commodity supply agreements had a decreased loss of $166,725 from the comparable period of measurement, which had a loss of $302,664. The financing costs for commodity supply agreements relate directly to production delivery of refined precious metals to Sandstorm in the prior period of measurement. The financing costs are adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of each period. The decrease in the current period of measurement is driven by a decrease in precious metals prices.

The interest on mandatory redemption shares by related party of $127,800 in the current period of measurement is a result of each subsequent period measurement closing, the shares will be valued at the current market price and any increase in valuation from the initial valuation will be recorded as a designated interest expense. Any decrease in valuation from the initial valuation will be recorded to Addition Paid in Capital as the obligation is to a related party of the Company.

The decrease in interest expense for the current period of measurement was $17,587, and is a result of a decrease in interest bearing loan balances.

Liquidity and Capital Resources; Plan of Operation

As of March 31, 2019, we had cash of $37,977 and we had a working capital deficit of $16,337,401.

At March 31, 2019, the Company was in defaults on payments of approximately $7.87 million under a gold stream agreement (the “Gold Stream Agreement”) with Sandstorm Gold Ltd. (“Sandstorm”), other notes payable principle aggregating approximating $2.38 million, accrued liabilities of approximately $2.94 million and accounts payable approximating $3.05 million.

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

During the nine months ending March 31, 2019, the Company continued to implement its initial plan to emerge from the bankruptcy proceedings. The Company raised $758,000 from the sale of common stock subscriptions and received cash loans from two related parties aggregating $249,750 and deferred payroll added to the notes of $41,462. The funds were used as working capital to implement the Company business plan.

On August 18, 2017, the Company signed the Bullard’s Peak Agreement and delivered $100,000 towards the purchase price. The Agreement is to purchase Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company and acquire 100% of the issued and outstanding capital stock for a cash purchase price in the aggregate amount of $3,000,000, to be paid with installments stated in the Bullard’s Peak Agreement. Payments on the purchase price for the nine months ended March 31, 2019 were $515,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

During the three months ended March 31, 2019, our management, with the participation of our Chairman and Chief Financial Officer of the Company at that time, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chairman and Interim Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $13,860 and recorded $21,454 in legal fees awarded in the judgement. In December 2016 the court administered trust paid $6,287 to Bogart Longyear and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the nine months ended March 31,2019 and 2018, the Company accrued interest on the obligation of $4,194, respectively. Accrued interest on the obligation at March 31, 2019 and June 30, 2018 was $26,264 and $20,019, respectively. Interest expense on the obligation for the nine months ended March 31,2019 and 2018 was $6,245 and $6,246, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. The Company accrued back interest on judgement during the quarter ended December 31, 2016, of $26,875. In December 2016 the court administered trust paid $4,591 to Wagner equipment and was applied against the accrued interest on the obligation and was recorded as a gain on trust debt forgiveness. During the nine months ended March 31, 2019 and 2018, the Company interest expense on the obligation was $7,605, respectively. Accrued interest on the obligation at March 31, 2019 and June 30, 2018 was $45,045 and $37,440, respectively.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Subscribed Capital and Issued Shares

Between January 1, 2019 and March 31, 2019, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder, the Company accepted stock subscriptions from six existing accredited investors and issued an aggregate of 5,308,333 shares at $0.08 per share of the Company’s restricted common stock, for an aggregate consideration of $408,000. Shareholder approval to increase the Company’ authorized common shares was granted on January 11, 2019. All shares subscribed or granted prior to January 11, 2019 were issued on January 12, 2019 or on the date subscribed or granted after January 12, 2019. There were no subsequent or contemporaneous public offerings of the Company’s common stock or other securities. The shares of the Company’s restricted common stock were not broken down into smaller denominations and negotiations for the issuance of the shares took place directly between the investor and the Company.

Effective January 12, 2019, subscribed shares accepted or consultant shares granted prior to January 12, 2019, aggregating 39,768,462 shares of restricted common stock, were issued to the shareholders at purchase price of the shares and shares granted to consultants were issued at their value on the date of grants at a total value of $3,289,991.

During the three months ended March 31, 2019 and after January 12, 2019, the Company granted issuance of 1,179,134 shares of restricted common stock for consulting services for an aggregate value of  $114,413 on the date of grants.

During the three months ended March 31, 2019, the Company reissued the 18,000,000  loaned shares from a related party at a market value on the date of issuance of $1,890,000.

The issuances of the restricted common shares during the three months ended March 31, 2019, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof  and / or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transactions referenced above, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations from each investor  that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

Exhibit	Description
31.1	Certification of Chief Financial Officer and Principle Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2020	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer, Principal Accounting Officer