Form 10-Q
period 2019-09-30
Santa Fe Gold CORP
filed 2020-10-27
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 427,504,214 shares of common stock par value $0.002, of the issuer were issued and outstanding as of October 26, 2020.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s strategy, operations, economic performance, financial condition, resource drilling strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. This Form 10-Q contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: our ability to continue as a going concern; including but not limited to statements regarding the following:

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

•our business growth strategies;

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

Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, the Company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events, or other circumstances.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Industry Guide 7”), because we do not have reserves as defined under Industry Guide 7.  Reserves are defined in Industry Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Industry Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.

Because we have no reserves as defined in Industry Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under Generally Accepted Accounting Principles (“GAAP”).  Although for purposes of FASB Accounting Standards Codification Topic 915, Development Stage Entities, we have exited the development stage and no longer report inception to date results of operations, cash flows and other financial information, we will remain an exploration stage company under Industry Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Industry Guide 7.

Because we have no reserves, we have and will continue to expense all mine construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our reclamation and remediation costs at the time the obligation is incurred.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

SEC INDUSTRY GUIDE 7 DEFINITIONS

The following definitions are taken from the mining industry guide entitled “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” contained in the Securities Act Industry Guides published by the United States Securities and Exchange Commission, as amended.

Exploration State	The term “exploration state” (or “exploration stage”) includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Development Stage

The term “development stage” includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not in the production stage. This stage occurs after completion of a feasibility study.

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Probable (Indicated) Reserve

The term “probable reserve” or “indicated reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage	The term “production stage” includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Proven (Measured) Reserve

The term “proven reserve” or “measured reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reserve

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2019	2019*
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$227,387	$264,900
Prepaid expenses and other current assets	19,209	76,921
Total current assets	246,596	341,821

NON-CURRENT ASSETS:
Property and equipment, net	232,808	25,543
Mineral property	3,515,365	3,315,365
Total non-current assets	3,748,173	3,340,908
Total Assets	$3,994,769	$3,682,729

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,329,457	$3,151,035
Accrued liabilities	668,363	645,068
Notes payable	558,543	598,543
Notes payable and accrued interest to related party	74,528	63,499
Total Current Liabilities	4,630,891	4,458,145
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 550,000,000 shares authorized at September 30, 2019 and June 30, 2019; 392,242,397 issued and outstanding at September 30, 2019 and 379,775,217 shares issued and outstanding at June 30, 2019	784,485	759,550
Additional paid-in capital	92,794,048	91,943,704
Accumulated deficit	(94,214,655)	(93,478,670)
Total Stockholders' Deficit	(636,122)	(775,416)
Total Liabilities and Stockholders' Deficit	$3,994,769	$3,682,729

*The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statement at that date.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,
	2019	2018

REVENUES	$—	$—

Exploration and other mine related costs	282,974	6,076
General and administrative	466,400	294,326
Total Operating Expenses	749,374	300,402

LOSS FROM OPERATIONS	(749,374)	(300,402)

OTHER INCOME (EXPENSE):
Recovery (misappropriation) of funds	27,539	378,060
Financing costs- commodity supply agreements	—	234,417
Interest expense	(14,150)	(165,783)
Total Other Income (Expense)	13,389	446,694

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(735,985)	146,292

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(735,985)	$146,292

Basic and Diluted Per Share Data:
Net Income (Loss) - Basic	$(0.00)	$(0.00)
Net Income ( Loss) - Diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic	387,108,689	300,000,000
Diluted	387,108,689	300,100,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

			Additional
Three Months Ended September 30, 2019:	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	379,775,217	$759,550	$91,943,704	$(93,478,670)	$(775,416)

Consulting stock-based compensation	181,466	363	14,916	—	15,279
Share subscriptions issued	12,285,714	24,572	835,428	—	860,000
Net income (loss)	—	—	—	(735,985)	(735,985)
Balance, September 30, 2019 (Unaudited)	392,242,397	$784,485	$92,794,048	$(94,214,655)	$(636,122)

			Additional
Three Months Ended September 30, 2018:	Common Stock		Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, June 30, 2018	300,000,000	$600,000	$84,113,690	$(102,013,374)	$(17,299,684)

Valuation change on mandatory share
redemption	—	—	342,000	—	342,000
Net Income	—	—	—	146,292	146,292
Balances, September 30, 2018 (Unaudited)	300,000,000	$600,000	$84,455,690	$(101,867,082)	$(16,811,392)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(735,985)	$146,292
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	15,279	17,800
Financing costs – commodity supply agreements	—	(234,417)
Depreciation expense	6,670	—
Non-cash interest expense	1,029	—
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	57,712	(5,853)
Accounts payable and accrued liabilities	186,717	188,613
Net Cash (Used) Provided in Operating Activities	(468,578)	112,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on mineral property	(200,000)	—
Purchase of property and equipment	(198,935)	—
Net Cash Used in Investing Activities:	(398,935)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	860,000	200,000
Loan proceeds from a related party	10,000	—
Payment on note payable principle	(40,000)	—
Net Cash Provided by Financing Activities	830,000	200,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,513)	312,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	264,900	18,897
CASH AND CASH EQUIVALENTS, END OF PERIOD	$227,387	$331,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Valuation change on mandatory share redemption	$—	$342,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

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

In August 2017, the Company acquired all the capital stock of Bullard’s Peak Corporation and the related patented and unpatented claims in the Black Hawk district of New Mexico from Black Hawk Consolidated Mines Company for a purchase price of $3,115,365. The mine property is known as the Alhambra mine site. The transaction was finalized and closed in April 2019. The mining property acquired is an asset of Mineral Acquisitions, LLC, one of the Company’s five wholly owned subsidiaries.

In January 2019 the Company has acquired right of use on two properties in western New Mexico, consisting of eight (8) patented claims and two unpatented claims, all located in the Steeple Rock Mining District, Grant County, New Mexico and a related water rights lease agreement. The two properties are known as the Billali Mine and the Jim Crow Imperial Mine. The Company has begun improvements to the Jim Crow Imperial mine to start mining operations during the third calendar quarter of 2020.

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7.

Interim Financial Statements

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of September 30, 2019 and June 30, 2019 (Audited), the consolidated results of operations for the three months ended September 30, 2019 and 2018, the consolidated statements of shareholders’ deficit for the three months ended September 30, 2019 and 2018 and, consolidated cash flows for the three months ended September 30, 2019 and 2018. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2019. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2019 Annual Report on Form 10-K filed on July 15, 2020.

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

The Company has recorded net loss of $735,985 for the three months ended September 30, 2019, and has a total accumulated deficit of $94,214,655 and a working capital deficit at September 30, 2019 of $4,384,295. The Company used in operating activities approximately $469,000 during the current period of measurement. The Company currently has no source of generating revenue.

To continue as a going concern, the Company is dependent on continued capital financing for project development, repayment of various debt facilities and payment of current operating expenses until the Company has put into production an acceptable source to generate mineralized ore to generate a revenue stream. Currently we have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company.

At September 30, 2019, the Company was in default on delinquent payments of approximately: $3.04 million on accounts payable, $398,000 on a note payable and $643,000 on other accrued liabilities.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation, The Lordsburg Mining Company, a New Mexico corporation, and Santa Fe Gold Barbados Corporation, a Barbados corporation, Santa Fe Acquisitions Company, a New Mexico Limited Liability Company,  Mineral Acquisitions, a New Mexico Limited Liability Company and Bullard’s Peak Corporation, a New Mexico Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Significant estimates are used when accounting for the Company's carrying value of mineral properties, fixed assets, depreciation, amortization, accruals, derivative instrument liabilities, valuation of warrants, taxes and contingencies, and stock-based compensation.

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of September 30, 2019, and June 30, 2019, due to the relatively short-term nature of these instruments.

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

Property and Equipment

Property and equipment are carried at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Expenditures for new property or equipment and expenditures that extend the useful lives of existing property and equipment are capitalized and recorded at cost. Upon retirement, sale or other disposition, the cost and accumulated amortization are eliminated and the gain or loss is included in operations.  Depreciation is taken over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the equipment are shown below. Land is not depreciated.

Estimated Useful Life
Mine equipment	7 Years
General equipment	5 – 7 Years
Automotive	4.5 - 5 Years
Small tools	1.25 Years

Derivative Financial Instruments

The Financial Accounting Standards Board (“FASB”) provides guidance that requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designations. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheets as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges are recorded in the consolidated statements of operations, generally as a component of other income (expense).

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three months ended September 30, 2019, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2018
Basic EPS
Income available to common stockholders	$146,292	300,000,000	$0.00
Diluted EPS
Dilutive shares from options and warrants	—	100,000
Income available to common stockholders plus assumed conversions	$146,292	300,100,000	$0.00

The number of stock options excluded from the calculation of diluted earnings per share for the three months ended September 30, 2018 was 100,000 and excluded warrants was 4,320,000, because their inclusion would have been anti-dilutive.

Stock-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation—Stock Compensation’ (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity—Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third parties, compensation expense is determined at the measurement date, which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

The Company accounts for share-based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the expected vesting period. Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. The Company had stock-based compensation of $15,279 and $17,800 in the three months ending September 30, 2019 and 2018, respectively.

Accounting Standards to be Adopted in Future Periods

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company adopted Topic 842 as of July 1, 2019 and at this time the new standard will not have an impact on our consolidated financial statements until significant a lease agreement is entered.

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. The Company adopted ASU 2018-07, effective July 1, 2019, and determined the adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact on its Consolidated Financial Statements.

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

As of September 30, 2019, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects and all exploration costs are being expensed. The Company may never identify proven and probable reserves.

Mineral Rights

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

To date, the Company has not established the commercial feasibility of any exploration projects; therefore, all exploration costs are expensed as incurred. Mineral properties are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. ASC 930-805, “Extractive Activities-Mining: Business Combinations.” ASC 930-805 states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights.

Acquired mineral rights are considered tangible assets under ASC 930-805. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

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

When it is determined that a mineral property can be economically developed as a result of establishing reserves, subsequent mine development is capitalized and are amortized using the units of production method over the estimated life of the ore body based on estimated recoverable tonnage in proven and probable reserves. We may never identify proven and probable reserves.

At the time the Company has a revenue stream from a project, the Company will amortize any capitalized balance each quarter. Companies that have reserves under SEC Industry Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, our properties have no reserves and we will depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated remaining life of the mine, as determined by our geologist. As we have no reliable information to compute  a units of production methodology, we will amortize our capitalized costs on a straight-line basis over the estimated remaining life of the mine as determined by our geologist. Because of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have proven and probable reserves on their properties.

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes the standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  No reclamation costs were required for the three months ended September 30, 2019.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2019 and June 30, 2019:

	September 30,	June 30,
	2019	2019
Vehicles	$20,725	$20,725
Small tools	4,882	—
Mining equipment	178,871	4,818
Land, non-mineral	35,000	—
	239,478	25,543
Less Accumulated depreciation	(6,670)	—
	$232,808	$25,543

During the three-month periods ended September 30, 2019 and 2018 the Company recognized depreciation expense of $6,670 and $0, respectively.

The Company during the current quarter, began maintenance and repair activities at the Jim Crow mine site along with geological work on the site and related mine ore material. The Company during this quarter purchased the required materials and equipment to perform the required activities under our mine manager. During the quarter our major mining equipment purchases aggregated $174,053. The significant acquisitions were mainly a crusher, generators, wheel loader, conveyors and freight on related heavy equipment purchases. We also purchased a site for a storage yard for our mine inventory for $35,000 and is accessible to our Billali and Jim Crow mines. The property consist of 1.64 acres, has water and electricity to the property, a night security light and security fencing with a truck access gate.

NOTE 4 –MINERAL PROPERTIES

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30,	June 30,
	2019	2019
Alhambra - Blackhawk project	$3,115,365	$3,115,365
Billali – Jim Crow Imperial mineral rights project	400,000	200,000
	3,515,365	3,315,365
Less Accumulated amortization	—	—
	$3,515,365	$3,315,365

Exploration Status

We have not established that the Alhambra - Blackhawk project or Billali Mine - Jim Crow mine rights projects contain proven or probably reserves, as defined under Industry Guide 7.  Minimal exploration activities have commenced to date and minimal exploration costs have been incurred and expensed. To date, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work.  The Company will need to raise funds to conduct exploration work and it currently lacks a firm financing commitment for any exploration activities.

The Company commenced development of the Jim Crow mine in late 2019. Work to date has consisted of beginning the upgrading of the surface facilities, rehabilitating the shaft, expanding the hoisting capability and underground development on three levels. A crushing plant was purchased and installed at Duncan, Arizona, in late 2019.

Acquired mineral rights are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date.  Mining assets include mineral rights. The payments made under the Billali Mine - Jim Crow Mine Agreement are capitalized by the Company and when a revenue stream is attained the capitalized balance will amortized.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30, 2019 and June 30, 2019:

	September 30,	June 30,
	2019	2019
Interest	$207,442	$194,318
Vacation	15,771	15,771
Payroll	119,794	124,623
Franchise taxes	8,697	8,697
Other	44,579	29,579
Audit	18,557	18,557
Property taxes	253,523	253,523
	$668,363	$645,068

NOTE 6 – NOTES PAYABLE

Installment Note

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at September 30, 2019 and June 30, 2019. The Company has been unable to make its monthly payments since November 2013, and has been in default since that time. The equipment has been returned to the vendor for sale and remains unsold at September 30, 2019. Interest expense for the three months ended September 30, 2019 and 2018 was $5,733, respectively. Accrued interest on the note at September 30, 2019 and June 30, 2019 was $116,351 and $110,618, respectively.

Note Payable

An individual during the prior fiscal year loaned Company $239,750 of which the Company paid back $40,000 during that current fiscal year and $40,000 was paid back during the current quarter. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Accrued interest on the loan at September 30, 2019 and June 30, 2019 was $10,531 and $7,793, respectively. Interest expense on the loan for the three months ended September 30, 2019 and 2018 is $2,738 and $0, respectively.

The following summarizes notes payable:	September 30,	June 30,
	2019	2019
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	$398,793	$398,793
Note payable	159,750	199,750
Notes payable - current	$558,543	$598,543

NOTE 7 – FAIR VALUE MEASUREMENTS

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

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Billali and Jim Crow/Imperial Mines Project

The Company determined the Agreement on the Billali and Jim Crow/Imperial mines is effectively a lease and is cancellable at any time by the Company. Costs of mineral lease renewals, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. The Company can cancel the Agreement at any time  as detailed in the Agreement.

As of September 30, 2019, the Company has not established the commercial feasibility of any of our exploration projects; therefore, all exploration costs are being expensed. In the three months ended September 30, 2019, we paid and capitalized $200,000 under the Agreement. Acquired mineral rights are considered tangible assets under ASC 930-805. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims

Payments under the Amended Agreement No. 4 dated effective October 7, 2020, on the Billali and Jim Crow/Imperial project are as follows:

The Total Purchase Price of $10,000,000 will be paid as follows:

(i)Six Hundred Thousand Dollars ($600,000) has been paid by Buyer to Seller as of the date of this   Amendment.

(ii)Commencing November 1, 2020 and continuing on the first day of each subsequent month thereafter, a monthly payment of $25,000 will be paid until (A) the mill processing plant to create concentrate is in operation and (B) we received our first payment for shipment of such concentrate from the mill (satisfaction of these two items is referred to as “Milestone”).  Upon satisfaction of this Milestone and commencing on the first day of the following month and continuing the first day of each subsequent month thereafter, Buyer will pay to Seller the sum of Fifty Thousand Dollars ($50,000) until a total of  One Million Six Hundred Thousand Dollars  ($1,600,000  is paid.

(iii)Commencing 30 days after the last payment in (ii) above and continuing with 48 subsequent payments every 30 days thereafter, Buyer will pay to Seller the sum of One Hundred Seventy-Five Thousand Dollars ($175,000.00) per period.

(iv)Each payment made hereunder will be allocated Twenty-Five per cent (25%) to the Billali and Seventy-Five percent (75%) to the Jim Crow, Imperial.

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rent expense totaled $1,500 for the three months ended September 30, 2019 and 2018, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock Transactions

For the three months ended September 30, 2019:

(i)	Issued 181,466 shares of restricted common stock for consulting services at a value of $15,279 on the date of issuance;
(ii)	Issued an aggregate of 12,285,714 shares of restricted common stock to accredited investors for cash proceeds of $860,000.

Stock Warrants

During the three months ended September 30, 2019, the Company issued no new warrants and no warrants expired.

Stock Options

During three months ended September 30, 2019, the Company granted no new options and no options expired.

Stock option and warrant activity, for the three months ended September 30, 2019, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2019	30,100,000	$0.05	100,000	$0.15
Granted	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2019	30,100,000	$0.05	100,000	$0.15

Stock options and warrants outstanding and exercisable at September 30, 2019 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.07	100,000	100,000.26		$0.07	$0.15	100,000	100,000	3.21	$0.15
$0.05	30,000,000	30,000,000	4.47	$0.05	—	—	—	—	—
	30,100,000	30,100,000				100,000	100,000

	Outstanding Options		4.46	$0.05	Outstanding Warrants			3.21	$0.15

	Exercisable Options		4.46	$0.05	Exercisable Warrants			3.21	$0.15

As of September 30, 2019, the aggregate intrinsic value of all stock options and warrants vested was $992,300.  The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.083 closing stock price of the common stock on September 30, 2019.

The total intrinsic value associated with options exercised during the three months ended September 30, 2019, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 10 – RELATED PARTY TRANSACTIONS

On August 1, 2015, the Company leased a home office space from the Company’s CFO for $500 a month for the corporate administrative office in Albuquerque, NM until such time growth requires a larger corporate administrative office. Rent expense for the three months ended September 30, 2019 and 2018 was $1,500 respectively.

The board authorized on June 16, 2016, the hiring of Nataliia Mueller, wife of the Company’s CFO, with a current annual wage of $60,000 as an assistant to the CFO.

During the fiscal year ended June 30, 2019, the CFO for the Company loaned the Company $10,000 and deferred net salary aggregating $51,848 into a note at 6% per annum and during the quarter ended September 30, 2019, loaned an additional $10,000. Accrued interest on the note at September 30, 2019 and June 30, 2019, was $2,680 and $1,650, respectively. Interest expense on the note for the three months ended September 30, 2019 and 2018 was $1,029 and $0, respectively. The loan has no stated due date and is payable on demand by the lender. The combined loan and interest balance at September 30, 2019 and June 30, 2019 was $74,528 and $63,499, respectively.

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

NOTE 11 – LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at September 30, 2019 and June 30, 2019 was $30,436 and $28,339 respectively. Interest on the obligation for the three months ended September 30, 2019 and 2018 was $2,097 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the three months ended September 30, 2019 and 2018, Company interest on the obligation was $2,554, respectively. Accrued interest on the obligation at September 30, 2019 and June 30, 2019 was $50,125 and $47,571, respectively.

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

In November 2018, Santa Fe filed a complaint in Luna County District Court, State of New Mexico, requesting a $930,000 money judgment against Mr. and Mrs. Laws for misappropriation of Company funds, in addition to foreclosing on the mortgage Mr. and Ms. Laws granted to Santa Fe on real property to secure the promissory note located in Luna County, New Mexico.

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

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. At the time of filing this report, we have determined costs associated with Mr. Laws action currently aggregates $1,651,263, of which we have collected $485,966 as of the date of filing this report.

As of the filing of this report, Mr. Laws has pleaded guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico , which include the Company allegations. Mr. Laws is currently awaiting sentencing on the pleaded to charges. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court and the Company does not anticipate receiving a substantial reimbursement of the remaining Laws costs.

The Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) have each initiated investigation’s into the Company and certain other individuals, resulting from the Laws transactions and related misappropriation of funds described herein.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation is still preliminary.  These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  These investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and others, including its officers and directors.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above described litigation, as of September 30, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 12 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from October 1, 2019 through October 14, 2020, the Company sold an aggregate of 24,107,143 restricted shares of common stock to nine existing accredited investors for cash proceeds $1,482,500. During this period the Company sold an aggregate of 6,642,858 restricted shares of common stock to the chairman of the board for cash proceeds $375,000.

In the period from March 2020 through October 14, 2020, the Company issued warrants to existing accredited  investors aggregating 6,541,667, and 2,250,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a two or three-year life and an exercise price of $0.05 to $0.07 per share.

During the period from October 1, 2019 through October 14, 2020, the Company issued 797,517 restricted shares of common stock for consulting services at a market value of $62,707 on the date of issuance.

On April 10, 2020, the Company converted $100,000 of accrued salary for the Company’s CFO into 2,000,000 shares of restricted common stock at a market value of $117,000 on the date of grant and recorded a loss on debt conversion of $17,000. Warrants issued in conjunction with the conversion were 1,000,000 vested three-year warrants and have an exercise price of $0.05 per share.

On June 30, 2020, the Company converted a note payable with the Company’s CFO consisting of principal and interest of $42,037 and $6,178, respectively, into 964,299 shares of restricted common stock at $0.05 per share. The market value on the date of conversion was $67,501 and on the date of conversion the Company recorded a loss on debt conversion of $19,286. In conjunction with the conversion, 482,149 vested three-year warrants were granted and have an exercise price of $0.05 per share.

On August 7, 2020, former Chief Financial Officer (“CFO”) of the  Company resigned from that position. As the former CFO has significant institutional knowledge and background Company knowledge, the Board offered the individual the position of Managing Director of Mining Operations with a signing bonus of $20,000 and 750,00 shares of restricted common stock and an employment agreement was signed.

Miscellaneous Events

On December 18, 2019, Mr. Daniel Gorski, our consultant geologist, was appointed to our board of directors.

As of filing of this report, the Company has determined that Mr. Laws owes the Company $1,651,263, net of funds recovered from Mr. Laws of $485,966. This amount represents an increase consisting of legal, forensic accounting services incurred by the Company and the audit restatement of our fiscal year 2017 that was attributable the misappropriation of funds. The current amount does not include any penalties or interest as provided in the secured promissory note and security agreement signed by Mr. Laws. The Company does not anticipate collecting a material amount due from Mr. Laws and any recovery will be determined by the bankruptcy court.

As of the filing of this report, Mr. Laws has pleaded guilty to various charges brought against him by government officials, which include the Company allegations. Mr. Laws is currently awaiting sentencing on the charges he plead to. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court.

Effective July 7, 2020, the Company retained a new Chief Financial Officer and an employment agreement was signed.

The Company signed employment agreements with the new Chief Financial Officer and Managing Director of Mining Operations. The agreements are a one-year employment agreement with the Company, with automatic successive one-year renewals provided that neither  party has provided notice of termination prior to 30 days from the end of such applicable term.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement on Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Overview

We are an exploration company that owns certain mining and mineral rights at our Alhambra-Blackhawk project and have right-of-use mineral rights comprising the Billali and Jim Crow-Imperial mine project in southwest New Mexico.

During the three-months ended September 30, 2019, the Company focused primarily on repair and improvement projects at the Jim Crow mine site and initiated our limited exploratory program at the mine site.

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

The Company has recorded a net loss of $735,985 for the three months ended September 30, 2019, and has a total accumulated deficit of $94,214,655 and a working capital deficit at September 30, 2019 of $4,384,295. The Company used in operating activities, approximately $469,000. The Company currently has no source of generating revenue.

To continue as a going concern, the Company is dependent on continued capital financing for project development, repayment of various debt facilities and payment of current operating expenses until the Company has put into production, an acceptable source to generate mineralized ore to generate a revenue stream. Currently we have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company.

At September 30, 2019, the Company was in default on delinquent payments of approximately: $3.04 million on accounts payable, $398,000 on a note payable and $643,000 on other accrued liabilities.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The results of operations in the past reflected a continued under-capitalization of our projects which required additional funding to be able to achieve full project performance and sustained potential profitability. We currently are dependent on additional financing to resume any mining operations and to continue our exploration efforts in the future as warranted.

Operating Results for the Three Months Ended September 30, 2019 and 2018

Revenue

During the three months ended September 30, 2019 and 2018, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in three months ended September 30, 2019, increased $448,972 from $300,402 in the three months ended September 30, 2018, to $749,374 for the current period of measurement. The increases in operating expenses in the current period of measurement is attributable to increased exploration and mine related costs of $270,228, and increased general and administrative of $172,074 and an increase in depreciation of $6,670.

The increase in exploration and mine related costs were incurred on the Jim Crow mine and consisted of $156,470 in wages and payroll burden costs and other mine related costs of $113,758. The increase in general and administrative of $172,074 was mainly attributable to decreased consulting fees related to working capital raises of $62,803 and offset by an increase accounting and audit fees of $175,666, legal fees of $35,871 and salaries and payroll burden costs of $14,714.

Other Income (Expense)

Other income for the three months ended September 30, 2019, was $13,389 as compared to $446,694 for three months ended September 30, 2018, a decrease in other income of $433,305. The net decrease in other income for the current period of measurement is mainly comprised of the following income components: decrease in financing costs on commodity supply agreements of $234,417 and a decrease in recovery of a misappropriation of funds aggregating $350,521. These income items were offset by a decrease in interest expense of $151,633. The decreased interest expense and financing costs on commodity supply agreements are a result of debt write-off at our fiscal year ended June 30, 2019.

Liquidity and Capital Resources; Plan of Operation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has recorded a net loss of $735,985 for the three months ended September 30, 2019, and has a total accumulated deficit of $94,214,655 and a working capital deficit at September 30, 2019 of $4,384,295. The Company used in operating activities, approximately $469,000. The Company currently has no source of generating revenue.

To continue as a going concern, the Company is dependent on continued capital financing for project development, repayment of various debt facilities and payment of current operating expenses until the Company has put into production an acceptable source to generate mineralized ore to generate a revenue stream. Currently we have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended September 30, 2019, our management, with the participation of our Chairman and Chief Financial Officer of the Company at that time, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chairman and Interim Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

At the beginning of the current fiscal year, new formal policies were initiated for review of material transactions by an outside accounting professional with a CPA and CFO background and all disbursements reviewed and approved by the Chairman of the Board. Any discrepancies will be reported directly to the Board of Directors. These policies are intended for multiple reviews on all material transactions and assist in eliminating a material weakness described above.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at September 30, 2019 and June 30, 2019 was $30,436 and $28,339 respectively. Interest on the obligation for the three months ended September 30, 2019 and 2018 was $2,097 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the three months ended September 30, 2019 and 2018. Company interest on the obligation was $2,554, respectively. Accrued interest on the obligation at September 30, 2019 and June 30, 2019 was $50,125 and $47,571, respectively.

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

In November 2018, Santa Fe filed a complaint in Luna County District Court, State of New Mexico, requesting a $930,000 money judgment against Mr. and Mrs. Laws for misappropriation of Company funds, in addition to foreclosing on the mortgage Mr. and Ms. Laws granted to Santa Fe on real property to secure the promissory note located in Luna County, New Mexico.

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

Subsequent review of these transactions for the fiscal year ended June 30, 2017, resulted in a restatement of assets and operating costs in the amount of $971,099 and charged to the former chief executive officer. Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. At the time of filing this report, we have determined costs associated with Mr. Laws action currently aggregates $1,651,263, of which we have collected $485,966 as of the date of filing this report.

As of the filing of this report, Mr. Laws has pleaded guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico , which include the Company allegations. Mr. Laws is currently awaiting sentencing on the pleaded to charges. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court and the Company does not anticipate receiving a substantial reimbursement of the remaining Laws costs.

The Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) have each initiated investigation’s into the Company and certain other individuals, resulting from the Laws transactions and related misappropriation of funds described herein.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation is still preliminary.  These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  These investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and others, including its officers and directors.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of September 30, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our annual report for Fiscal 2019, although we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with on Form 10-K for our year fiscal ended June 30, 2019, in addition to the other information included in this quarterly report. If any of the risks described actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2019, and September 30, 2019, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or  Regulation S promulgated thereunder, the Company accepted a stock subscription from an existing accredited investor at $0.07 per share for an aggregate of 12,285,714 shares of the Company’s restricted common stock for a total aggregate consideration of $860,000. There were no subsequent or contemporaneous public offerings of common stock by the Company or other securities. The shares of the Company’s restricted common stock were broken down into smaller denominations and gifted to family members. Negotiations for the issuance of the shares took place directly between the investor and the Company.

The Company, on July 31, 2019, approved the issuance of 181,466 shares of restricted common stock for consulting fees with a value of $15,279 on the issuance date.

The issuances of the restricted common shares during the three months ended September 30, 2019, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof and/or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transactions referenced above, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations from the investor that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all debt securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator of mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 200  19, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

Exhibit	Description
31.1	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.-. Section 1350.

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2020	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer, Principal Accounting Officer