Form 10-Q
period 2019-12-31
Santa Fe Gold CORP
filed 2020-10-27
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

As of October 26, 2020, the registrant had 427,504,214 shares of its common stock, par value $0.002 per share, outstanding.

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2019	2019*
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,400	$264,900
Prepaid expenses and other current assets	30,470	76,921
Total current assets	36,870	341,821

NON-CURRENT ASSETS:
Property and equipment, net	249,938	25,543
Mineral property	3,515,365	3,315,365
Total non-current assets	3,765,303	3,340,908
Total Assets	$3,802,173	$3,682,729

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,356,002	$3,151,035
Accrued liabilities	679,574	645,068
Notes payable	558,543	598,543
Notes payable and accrued interest to related party	91,953	63,499
Total Current Liabilities	4,686,072	4,458,145
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value, 550,000,000 shares authorized at December 31, 2019 and June 30, 2019; 397,420,809 shares issued and outstanding at December 31, 2019 and 379,775,217 shares issued and outstanding at June 30, 2019	794,842	759,550
Additional paid-in capital	93,150,454	91,943,704
Accumulated deficit	(94,829,195)	(93,478,670)
Total Stockholders' Deficit	(883,899)	(775,416)
Total Liabilities and Stockholders' Deficit	$3,802,173	$3,682,729

*The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statement at that date.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and mine related costs	382,142	1,613	665,116	7,689
General and administrative	218,479	224,464	684,879	518,790
Total Operating Expenses	600,621	226,077	1,349,995	526,479

LOSS FROM OPERATIONS	(600,621)	(226,077)	(1,349,995)	(526,479)

OTHER INCOME (EXPENSE):
Miscellaneous income	1	637	1	637
Gain on debt extinguishment	—	112,625	—	112,625
Recovery (misappropriation) of funds	—	—	27,539	378,060
Financing costs – commodity supply agreement	—	(340,312)	—	(105,895)
Interest expense	(13,920)	(163,811)	(28,070)	(329,594)
Total Other Income (Expense)	(13,919)	(390,861)	(530)	55,833

LOSS BEFORE PROVISION FOR INCOME TAXES	(614,540)	(616,938)	(1,350,525)	(470,646)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS AND COMPREHENSIVE LOSS	$(614,540)	$(616,938)	$(1,350,525)	$(470,646)

Basic and Diluted Per Share Data:
Net (Loss) Per Share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	394,039,717	300,000,000	390,574,903	300,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

			Additional
Six Months Ended December 31, 2019:	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	379,775,217	$759,550	$91,943,704	$(93,478,670)	$(775,416)

Consulting stock-based compensation	181,466	363	14,916	—	15,279
Share subscriptions issued	12,285,714	24,572	835,428	—	860,000
Net (Loss)	—	—	—	(735,985)	(735,985)
Balance, September 30, 2019	392,242,397	784,485	92,794,048	(94,214,655)	(636,122)

Consulting stock-based compensation	178,512	357	16,406	—	16,763
Share subscriptions issued	5,000,000	10,000	340,000	—	350,000
Net (Loss)	—	—	—	(614,540)	(614,540)
Balance, December 31, 2019	397,420,909	$794,842	$93,150,454	$(94,829,196)	$(883,899)

			Additional
Six Months Ended December, 2018:	Common Stock		Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, June 30, 2018	300,000,000	$600,000	$84,113,690	$(102,013,374)	$(17,299,684)

Valuation change on mandatory share
redemption	—	—	342,000	—	342,000
Net Income	—	—	—	146,292	146,292
Balances, September 30, 2018	300,000,000	600,000	84,455,690	(101,867,082)	(16,811,392)

Valuation change on mandatory share
redemption	—	—	(126,000)	—	(126,000)
Net (Loss)	—	—	—	(616,938)	(616,938)
Balances, December 31, 2018	300,000,000	$600,000	$84,329,690	$(102,484,020)	$(17,554,330)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,350,525)	$(470,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	32,042	17,800
Financing costs – commodity supply agreements	—	105,895
Depreciation expense	16,362	—
Non-cash interest expense	8,454	—
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	46,451	(33,620)
Accounts payable and accrued liabilities	239,474	279,240
Net Cash Used in Operating Activities	(1,007,742)	(101,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on mineral property	(200,000)	(325,000)
Refund (investment) in joint venture	—	25,000
Purchase of property and equipment	(240,757)	—
Net Cash Used in Investing Activities:	(440,757)	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	—	350,000
Proceeds from common stock issuances	1,210,000	—
Proceeds from note payable	—	203,000
Loan proceeds from related party	20,000	30,689
Payments on note payable principle	(40,000)	(182,522)
Net Cash Provided by Financing Activities	1,190,000	401,167

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(258,499)	(164)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	264,900	18,897
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,400	$18,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Valuation change on mandatory share redemption	$—	$216,000

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

In August 2017, the Company acquired all the capital stock of Bullard’s Peak Corporation and the related patented and unpatented claims in the Black Hawk district of New Mexico from Black Hawk Consolidated Mines Company for a purchase price of $3,115,365. The mine property is known as the Alhambra mine site. The transaction was finalized and closed in April 2019. The mining property acquired is an asset of Mineral Acquisitions, LLC one of the Company’s five wholly owned subsidiaries.

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

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7.

Interim Financial Statements

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of December 31, 2019 and June 30, 2019 (Audited), the consolidated results of operations for the three and six months ended December 31, 2019 and 2018, the consolidated statements of shareholders’ deficit for the three and six months ended December 31, 2019 and 2018 and, consolidated cash flows for the six months ended December 31, 2019 and 2018. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2019. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2019 Annual Report on Form 10-K filed on July 15, 2020.

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

The Company has recorded net loss of $1,350,525 for the six months ended December 31, 2019, and has a total accumulated deficit of $94,829,195 and a working capital deficit at December 31, 2019 of $4,649,203. The Company used in operating activities approximately $1,000,000. The Company currently has no source of generating revenue.

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

At March 31, 2020, the Company was in default on delinquent payments on accounts payable of approximately $3.05 million, $398 thousand on a note payable and $643 thousand on other accrued liabilities.

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

Significant estimates are used when accounting for the Company's carrying value of mineral properties, fixed assets, depreciation and amortization, accruals, derivative instrument liabilities, valuation of warrants, taxes and contingencies, and stock-based compensation.

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of December 31, 2019, and June 30, 2019, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Warrants

In connection with certain financing, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period.

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determines that such instruments meet the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock.

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and six months ended December 31, 2019 and 2018, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

Stock-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation’ (“ASC 718”) which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity – Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. The Company had stock-based compensation to non-employees of $32,042 and $17,800 in the six months ending December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects and all exploration costs are being expensed.

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

At the time the Company has a revenue stream from a project, the Company will amortize any capitalized balance each quarter. Companies that have reserves under SEC Industry Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, our properties have no reserves we will depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated remaining life of the mine, as determined by our geologist. As we have no reliable information to compute  a units of production methodology, we will amortize our capitalized costs on a straight-line basis over the estimated remaining life of the mine as determined by our geologist. Because of these and other differences, our financial statements may not be comparable to the financial statements of mining companies that have proven and probable reserves on their properties.

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes the standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  No reclamation costs were required for the six months ended December 31, 2019.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2019 and June 30, 2019:

	December 31,	June 30,
	2019	2019
Vehicles	$20,725	$20,725
Small tools	4,882	—
Mining equipment	205,693	4,818
Land, non-mineral	35,000	—
	266,300	25,543
Less Accumulated depreciation	(16,362)	—
	$249,938	$25,543

During the six-month periods ended December 31, 2019 and 2018, the Company recognized depreciation expense of $16,362 and $0, respectively.

The Company during the current quarter, began maintenance and repair activities at the Jim Crow mine site along with geological work on the site and related mine ore material. The Company during this quarter purchased the required materials and equipment to perform the required activities under our mine manager. During the quarter our major mining equipment purchases aggregated $200,875. The significant acquisitions were mainly a crusher, generators, wheel loader, conveyors, capitalized repairs and freight on related heavy equipment purchases. We also purchased a site for a storage yard for our mine inventory for $35,000 and is accessible to our Billali and Jim Crow mines. The property consist of 1.64 acres, has water and electricity to the property, a night security light and security fencing with a truck access gate.

NOTE 4 –MINERAL PROPERTIES

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31,	June 30,
	2019	2019
Alhambra - Blackhawk project	$ 3,115,365	$3,115,365
Billali – Jim Crow Imperial mineral rights project	400,000	200,000
	3,515,365	3,315,365
Less Accumulated amortization	—	—
	$ 3,515,365	$3,315,365

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

The Company commenced development of the Jim Crow mine in late 2019. Work to date has consisted of beginning the upgrading of the surface facilities, rehabilitating the shaft, expanding the hoisting capability and underground development on three levels. A crushing plant was purchased and installed at Duncan, Arizona, in late 2019. The Company has the right to cancel the Agreement at any time.

Acquired mineral rights are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date.  Mining assets include mineral rights. The payments made under the Billali Mine - Jim Crow Mine Agreement are capitalized by the Company and when a revenue stream is attained the capitalized balance will amortized.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2019 and June 30, 2019:

	December 31,	June 30,
	2019	2019
Interest	$220,242	$194,318
Vacation	15,771	15,771
Payroll	119,793	124,623
Franchise taxes	8,697	8,697
Other	42,991	29,579
Audit	18,557	18,557
Property taxes	253,523	253,523

	$679,574	$645,068

NOTE 6 – NOTES PAYABLE

Installment Note

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at December 31, 2019 and June 30, 2019. The Company has been unable to make its monthly payments since November 2013, and has been in default since that time. The equipment has been returned to the vendor for sale and remains unsold at December 31, 2019. Interest expense for the six months ended December 31, 2019 and 2018 was $11,465, respectively. Accrued interest on the note at December 31, 2019 and June 30, 2019 was $122,083 and $110,618, respectively.

Note Payable

An individual during the prior fiscal year loaned Company $239,750 of which the Company paid back $40,000 during that current fiscal year and $40,000 was paid back during the fiscal year. The loan is at an annual interest rate of  6%, has no stated due date and is payable on demand by the lender. Accrued interest on the loan at December 31, 2019 and June 30, 2019 was $12,947 and $7,793, respectively. Interest expense on the loan for the six months ended December 31, 2019 and 2018 is $5,154 and $872, respectively.

The following summarizes notes payable:	December 31,	June 30,
	2019	2019
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	$398,793	$398,793
Note payable	159,750	199,750
Notes payable - current	$558,543	$598,543

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

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Billali and Jim Crow/Imperial Mines Project

The Company determined the Agreement on the Billali and Jim Crow/Imperial mines is a lease and is cancellable at any time by the Company. Costs of lease renewals, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. The Company can cancel the Agreement at any time  as detailed in the Agreement.

As of December 31, 2019, the Company has not established the commercial feasibility of any of our exploration projects; therefore, all exploration costs are being expensed. For the six months ended December 31, 2019, we have capitalized $200,000 under the Agreement. Acquired mineral rights are considered tangible assets under ASC 930-805. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims

Payments under the Amended Agreement No. 4 dated effective October 7, 2020, on the Billali and Jim Crow/Imperial project are as follows:

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

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense totaled $3,000 for the six months ended December 31, 2019 and 2018, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock Transactions

For the six months ended December 31, 2019:

(i)	Issued 359,978 shares of restricted common stock for consulting services at a value of $32,042 on the date of issuance;
(ii)	Issued an aggregate of 17,285,714 shares of restricted common stock to accredited investors for cash proceeds of $1,210,000.

Stock Warrants

During the six months ended December 31, 2019, the Company issued no new warrants and no warrants expired.

Stock Options

During six months ended December 31, 2019, the Company granted no new options and no options expired.

Stock option and warrant activity, for the six months ended December 31, 2019, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2019	30,100,000	$0.05	100,000	$0.15
Granted	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2019	30,100,000	$0.05	100,000	$0.15

Stock options and warrants outstanding and exercisable at December 31, 2019 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.07	100,000	100,000	0.01	$0.07	$0.15	100,000	100,000	2.96	$0.15
$0.05	30,000,000	30,000,000	4.22	$0.08	—	—	—	—	—
	30,100,000	30,100,000				100,000	100,000

	Outstanding Options		4.21	$0.05	Outstanding Warrants			2.96	$0.15

	Exercisable Options		4.21	$0.05	Exercisable Warrants			2.96	$0.15

As of December 31, 2019, the aggregate intrinsic value of all stock options and warrants vested was $1,078,590. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0859 closing stock price of the common stock on December 31, 2019.

The total intrinsic value associated with options exercised during the six months ended December 31, 2019, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

NOTE 10 – RELATED PARTY TRANSACTIONS

On August 1, 2015, the Company leased a home office space from the Company’s CFO for $500 a month for the corporate administrative office in Albuquerque, NM until such time growth requires a larger corporate administrative office. Rental expense totaled $3,000 for the six months ended December 31, 2019 and 2018, respectively.

The board authorized on June 16, 2016, the hiring of Nataliia Mueller, wife of the Company’s CFO, with a current annual wage of $60,000 as an assistant to the CFO.

During the fiscal year ended June 30, 2019, the CFO for the Company loaned the Company $10,000 and net deferred salary aggregating $51,848 into a note at 6% per annum and during the six months ended December 31, 2019, loaned an additional $20,000. Accrued interest on the note at December 31, 2019 and June 30, 2019, was $3,799 and $1,650, respectively. Interest expense on the note for the six months ended December 31, 2019 and 2018 was $2,149 and $184, respectively. The loan has no stated due date and is payable on demand by the lender. The combined loan and interest balance at December 31, 2019 and June 30, 2019 was $91,953 and $63,499, respectively.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at December 31, 2019 and June 30, 2019 was $32,533 and $28,339 respectively. Interest on the obligation for the six months ended December 31, 2019 and 2018 was $4,194 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the six months ended December 31, 2019  and 2018. Company interest on the obligation was $5,108, respectively. Accrued interest on the obligation at December 31, 2019 and June 30, 2019 was $52,679 and $47,571, respectively.

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

The DOJ and the SEC have each initiated investigation into the Company, resulting from the Laws transactions.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation found no wrong doings by the Company.  These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  The SEC investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and current officers and directors.  These types of remedial actions may result in additional costs and expenses to be incurred by the Company.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of December 31, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 12 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from January 1, 2020 through October 14, 2020, the Company sold an aggregate of 21,250,001 restricted shares of common stock to accredited investors for cash proceeds $1,282,500. During this period Company sold an aggregate of 4,500,000 restricted shares of common stock to the chairman of the board for cash proceeds $225,000.

In the period from January 1, 2020 through October 14, 2020, the Company issued warrants to accredited investors aggregating 2,541,667, and 2,250,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a two or three life and an exercise price of $0.05 to $0.07 per share.

During the period from January 1, 2020 through October 14, 2020, the Company issued 619,005 restricted shares of common stock for consulting services at a market value of $45,944 on the date of issuance.

On April 10, 2020 , the Company converted $100,000 of accrued salary for the Company’s CFO into 2,000,000 shares of restricted common stock at a market value of $117,000 on the date of grant and recorded a loss on debt conversion of $17,000. Warrants issued in conjunction with the conversion were 1,000,000 vested three-year warrants and have an exercise price of $0.05 per share.

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

Miscellaneous Events

As of the filing of this report, the Company has determined that Mr. Laws owes the Company $1,651,263, net of funds recovered from Mr. Laws of $485,966. This amount represents an increase consisting of legal, forensic accounting services incurred by the Company and the audit restatement of our fiscal year 2017 that was attributable to the misappropriation of funds. The current amount does not include any penalties or interest as provided in the secured promissory note and security agreement signed by Mr. Laws. The Company does not anticipate collecting a material amount due from Mr. Laws and any recovery will be determined by the bankruptcy court.

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

During the six-months ended December 31, 2019, the Company focused primarily on repair and improvement projects work at the Jim Crow mine site and continued and expanded our exploratory program at the mine site.

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

The Company has recorded a net loss of $1,350,526 for the six months ended December 31, 2019, and has a total accumulated deficit of $94,829,196 and a working capital deficit at December 31, 2019 of $4,649,203. The Company used in operating activities approximately, $1,000,000. The Company currently has no source of generating revenue.

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

At March 31, 2020, the Company was in default on delinquent payments on accounts payable of approximately $3.05 million, $398 thousand on a note payable and $643 thousand on other accrued liabilities.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Results for the Three Months Ended December 31, 2019 and 2018

Revenue

During the three months ended December 31, 2019 and 2018, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in three months ended December 31, 2019, increased $374,545 from $226,077 in the three months ended December 31, 2018 to $600,622 for the current period of measurement. The increases in operating expenses in the current period of measurement are attributable increased exploration and mine related costs of $380,529 and is offset by a decrease in general and administrative of $5,984.

The increase in exploration and mine related costs were incurred on the Jim Crow mine and consisted mainly of $237,103 in wages and payroll burden costs, other mine related costs of $133,734 and depreciation of $9,692. The decrease in general and administrative of $5,984 was mainly attributable to decreases in: consulting fees related to working capital raises of $12,238, audit fees and accounting of $46,841 and transfer agent fees of $16,842. These decreases were offset mainly by offset by an increase in salaries and related payroll burden of $33,761, legal fees of $33,542 and liability insurance of $6.536.

Other Income (Expense)

Other income (expense) for three months ended December 31, 2019, was $(13,919) as compared to $(390,861) for three months ended December 31, 2018, a decrease in other expense of $376,942. The net decrease in other expense for the current period measurement is mainly comprised of the following expense components: decrease in financing costs on commodity supply agreements of $340,312, a decrease in interest expense of $149,891and offset by a decrease in gain on debt extinguishment of $112,625. The decreased interest expense and financing costs – commodity supply agreements are a result of debt write-off at our fiscal year ended June 30, 2019.

Operating Results for the Six Months Ended December 31, 2019 and 2018

Revenue

During the six months ended December 31, 2019 and 2018, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in six months ended December 31, 2019, increased $823,517 from $526,479 in the six months ended December 31, 2018 to $1,349,996 for the current period of measurement. The increases in operating expenses in the current period of measurement is attributable to increased exploration and mine related costs of $657,427 increased general and administrative of $166,090.

The increase in exploration and mine related costs were incurred on the Jim Crow mine and consisted mainly of $401,549 in wages and payroll burden costs, other mine related costs of $239,516 and depreciation of $16,362. The increase in general and administrative of $166,090 was mainly attributable to increases in: in salaries and related payroll burden of $46,823, audit fees and accounting of $128,825, legal of $69,413 and liability insurance of $15,154. These increases were offset by decreases in consulting fees related to working capital raises of $75,041, general expenses of $4,966 and transfer agent fees of $18,592.

Other Income (Expense)

Other income (expense) for six months ended December 31, 2019, was $(530) as compared to $55,833 for six months ended December 31, 2018, a decrease in other income of $(56,363). The net decrease in other income for the current period measurement is mainly comprised of decreases in following expense components: financing costs-commodity supply agreements of $105,895, and interest expense of $301,524. These expense decreases were offset by income decreases in gain on debt extinguishment of $112,625 and recovery of misappropriated funds of 378,060.

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

The Company has recorded a net loss of $1,350,526 for the six months ended December 31, 2019, and has a total accumulated deficit of $94,829,196 and a working capital deficit at December 31, 2019 of $4,649,203. The Company used cash in operating activities approximately,$1,000,000. The Company currently has no source of generating revenue.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended December 31, 2019, our management, with the participation of our Chairman and Chief Financial Officer of the Company at that time, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chairman and Interim Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at December 31, 2019 and June 30, 2019 was $32,533 and $28,339 respectively. Interest on the obligation for the six months ended December 31, 2019 and 2018 was $4,194 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the six months ended December 31, 2019  and 2018. Company interest on the obligation was $5,108, respectively. Accrued interest on the obligation at December 31, 2019 and June 30, 2019 was $52,679 and $47,571, respectively.

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

The DOJ and the SEC have each initiated investigation into the Company, resulting from the Laws transactions.  The SEC has obtained a formal order to investigate the Company.  The DOJ investigation found no wrong doings by the Company.  These types of investigations are expensive, time-consuming for management, and unpredictable – often resulting in other aspects of the Company’s operations becoming subject to regulatory scrutiny.  The SEC investigations are ongoing and no prediction can be made regarding the timing or outcome of such matters including remedial action pursued against the Company and current officers and directors.  These types of remedial actions may result in additional costs and expenses to be incurred by the Company.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of December 31, 2019, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Between October 1, 2019, and December 31, 2019, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or  Regulation S promulgated thereunder, the Company accepted stock subscriptions from two existing accredited investors at $0.07 per share for an aggregate of 5,000,000 shares of the Company’s restricted common stock for a total aggregate consideration of $350,000. There were no subsequent or contemporaneous offerings of the Company’s common stock or other securities. Negotiations for the issuance of the shares took place directly between the investor and the Company.

The Company on October 1, 2019, approved the issuance of 178,512 shares of restricted common stock for consulting fees with a value of $15,279 on the issuance date.

The issuances of the restricted common shares during the three months ended December 31, 2019, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof and/or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transactions referenced above, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations from each investor that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all debt securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator of mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2019, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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