Form 10-Q
period 2020-03-31
Santa Fe Gold CORP
filed 2020-10-28
CIK 851726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANTA FE GOLD CORPORATION CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2020	2019*
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,077	$264,900
Prepaid expenses and other current assets	10,231	76,921
Total current assets	83,308	341,821

NON-CURRENT ASSETS:
Property and equipment, net	245,197	25,543
Mineral property	3,565,365	3,315,365
Finance lease right-of-use asset	39,938	—
Total non-current assets	3,850,500	3,340,908
Total Assets	$3,933,808	$3,682,729

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,413,156	$3,151,035
Accrued liabilities	784,815	645,068
Lease obligation	15,551	—
Notes payable	558,543	598,543
Notes payable and accrued interest to related party	122,355	63,499
Total Current Liabilities	4,894,420	4,458,145

NON-CURRENT LIABILITY:
Lease obligation	10,055	—
Total Liabilities	4,904,475	4,458,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $.002 par value; 550,000,000 shares authorized at March 31, 2020 and June 30, 2019; 403,596,348 shares issued and outstanding at March 31, 2020 and 379,775,217 shares issued and outstanding at June 30, 2019	807,193	759,550
Additional paid-in capital	93,577,328	91,943,704
Accumulated deficit	(95,355,188)	(93,478,670)
Total Stockholders' Deficit	(970,667)	(775,416)
Total Liabilities and Stockholders' Deficit	$3,933,808	$3,682,729

*The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statement at that date.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Exploration and mine related costs	238,771	32,718	903,887	40,407
General and administrative	272,192	1,835,213	957,071	2,354,003
Total Operating Expenses	510,963	1,867,931	1,860,958	2,394,410

LOSS FROM OPERATIONS	(510,963)	(1,867,931)	(1,860,958)	(2,394,410)

OTHER INCOME (EXPENSE):
Miscellaneous income	—	—	1	637
Gain on debt extinguishment	—	—	—	112,625
Recovery of misappropriation of funds	—	—	27,539	378,060
Financing costs – commodity supply agreement	—	(60,830)	—	(166,725)
Interest on mandatory redemption shares by related party	—	(127,800)	—	(127,800)
Interest expense	(15,030)	(161,583)	(43,100)	(491,177)
Total Other Income (Expense)	(15,030)	(350,213)	(15,560)	(294,380)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(525,993)	(2,218,144)	(1,876,518)	(2,688,790)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS) AND COMPREHENSIVE LOSS	$(525,993)	$(2,218,144)	$(1,876,518)	$(2,688,790)

Basic and Diluted Per Share Data:
Net (Loss) Per Share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	399,005,544	350,212,711	393,364,211	316,493,226

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

			Additional
Nine Months Ended March 31, 2020:	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	379,775,217	$759,550	$91,943,704	$93,478,670)	$(775,416)

Consulting stock-based compensation	181,466	363	14,916	—	15,279
Share subscriptions issued	12,285,714	24,572	835,428	—	860,000
Net (Loss)	—	—	—	(735,985)	(735,985)
Balance, September 30, 2019	392,242,397	784,485	92,794,048	(94,214,655)	(636,122)

Consulting stock-based compensation	178,512	357	16,406	—	16,763
Share subscriptions issued	5,000,000	10,000	340,000	—	350,000
Net (Loss)	—	—	—	(614,540)	(614,540)
Balance, December 31, 2019	397,420,909	794,842	93,150,454	(94,829,195)	(883,899)

Share subscriptions issued	6,000,000	12,000	348,000	—	360,000
Consulting stock-based compensation	175,439	351	14,544		14,895
Warrants issued	—	—	64,330	—	64,330
Net (Loss)	—	—	—	(525,993)	(525,993)
Balance, March 31, 2020	403,596,348	$807,193	$93,577,328	$(95,355,188)	$(970,667)

			Additional
Nine Months Ended March 31 2019:	Common Stock		Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, June 30, 2018	300,000,000	$600,000	$84,113,690	$(102,013,374)	$(17,299,684)

Valuation change on mandatory share
redemption	—	—	342,000	—	342,000
Net Income	—	—	—	146,292	146,292
Balances, September 30, 2018	300,000,000	600,000	84,455,690	(101,867,082)	(16,811,392)

Valuation change on mandatory share
redemption	—	—	(126,000)	—	(126,000)
Net (Loss)	—	—	—	(616,938)	(616,938)
Balances, December 31, 2018	300,000,000	600,000	84,329,690	(102,484,020)	(17,554,330)

Issuance of subscribed shares	39,768,462	79,537	3,210,454	—	3,289,991
Issuance of shares sold	3,433,333	6,867	251,133	—	258,000
Consulting shares issued	1,179,134	2,358	112,055	—	114,413
Reissuance of shares loaned by related party	18,000,000	36,000	1,854,000	—	1,890,000
Valuation change in loaned shares	—	—	(340,200)	—	(340,200)
Warrants issued	—	—	1,497,985	—	1,497,985
Net(Loss)	—	—	—	(2,218,144)	(2,218,144)
Balances, March 31, 2019	362,380,929	$724,762	$90,915,117	$(104,702,164)	$(13,062,285)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,876,518)	$(2,688,790)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	46,937	132,213
Costs associated with issued warrants	64,330	1,497,985
Financing costs – commodity supply agreements	—	166,725
Depreciation expense	30,888	—
Non-cash interest on mandatory redemption shares by a related party	—	127,800
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	66,690	(2,008)
Accounts payable and accrued liabilities	405,724	499,927
Net Cash Used in Operating Activities	(1,261,949)	(266,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund (investment) in joint venture	—	25,000
Payment on mineral property	(250,000)	(565,000)
Purchase of property and equipment	(245,974)	—
Net Cash Used in Investing Activities:	(495,974)	(540,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuances	1,570,000	758,000
Proceeds from note payable	—	239,750
Loan proceeds from related party	55,000	10,000
Option payment on lease-purchase	(15,000)	—
Payments on lease principle	(3,900)	—
Payments on note payable principle	(40,000)	(182,522)
Net Cash Provided by Financing Activities	1,566,100	825,228

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(191,823)	19,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	264,900	18,897
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,077	$37,977

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Valuation change on mandatory share redemption	$—	$124,200

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

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7.

Recent Development

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

At this time, we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business plans and financial condition may be materially and adversely affected as a result of the potential deteriorating economic outlook or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business plans, financial condition and results of operations.

Interim Financial Statements

The accompanying unaudited financial statements and related notes present the Company’s consolidated financial position as of March 31, 2020 and June 30, 2019, the consolidated results of operations for the three and nine months ended March 31, 2020 and 2019, the consolidated statements of shareholders’ deficit for the nine months ended March 31, 2020 and 2019 and, consolidated cash flows for the nine months ended March 31, 2020 and 2019. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in Form 10-K for the fiscal year ended June 30, 2019. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s 2019 Annual Report on Form 10-K filed on July 15, 2020.

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

The Company has recorded net loss of $1,876,518 for the nine months ended March 31, 2020, and has a total accumulated deficit of $95,355,188 and a working capital deficit at March 31, 2020 of $4,811,112. The Company used in operating activities approximately $1.26 million. The Company currently has no source of generating revenue.

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

At March 31, 2020, the Company was in default on delinquent payments on accounts payable of approximately $3.2 million, $399 thousand on a note payable and $696 thousand on other accrued liabilities.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated their related fair values as of March 31, 2020, and June 30, 2019, due to the relatively short-term nature of these instruments. The carrying value of the Company's convertible notes payable approximates the fair value based on the terms at which the Company could obtain similar financing and the short-term nature of these instruments.

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

Leases

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. For the three and nine months ended March 31, 2020 and 2019, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. The Company had stock-based compensation to non-employees of $46,937 and $132,213 in the nine months ending March 31, 2020 and 2019, respectively.

New Accounting Standards

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

As of March 31, 2020, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects and all exploration costs are being expensed.

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

Reclamation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes the standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  No reclamation costs were required for the nine months ended March 31, 2020.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2020 and June 30, 2019:

	March 31,	June 30,
	2020	2019
Vehicles	$26,442	$20,725
Small tools	4,882	—
Mining equipment	205,193	4,818
Land, non-mineral	35,000	—
	271,517	25,543
Less Accumulated depreciation	(26,320)	—
	$245,197	$25,543

During the nine-month periods ended March 31, 2020 and 2019, the Company recognized depreciation expense of $26,320 and $0, respectively.

The Company during the current fiscal year, began maintenance and repair activities at the Jim Crow mine site along with geological work on the site and related mine ore material. The Company during this quarter purchased the required materials and equipment to perform the required activities under our mine manager. During the quarter our major mining equipment purchases aggregated $200,375. The significant acquisitions were mainly a crusher, generators, wheel loader, conveyors, capitalized repairs and freight on related heavy equipment purchases. We also purchased a site for a storage yard for our mine inventory for $35,000 and is accessible to our Billali and Jim Crow mines. The property consist of 1.64 acres, has water and electricity to the property, a night security lighting and security fencing with a truck access gate.

NOTE 4 –MINERAL PROPERTIES

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31,	June 30,
	2020	2019
Alhambra - Blackhawk project	$ 3,115,365	$ 3,115,365
Billali – Jim Crow Imperial mineral rights project	450,000	200,000
	3,565,365	3,315,365
Less accumulated amortization	—	—
	$ 3,565,365	$ 3,315,365

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

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2020 and June 30, 2019:

	March 31,	June 30,
	2020	2019
Interest	$232,965	$194,318
Vacation	15,771	15,771
Payroll	225,723	124,623
Franchise taxes	8,697	8,697
Other	29,580	29,579
Audit	18,557	18,557
Property taxes	253,523	253,523

	$784,815	$645,068

NOTE 6 – NOTES PAYABLE

Installment Note

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, with the equipment securing the loan. The balance owed on the note was $398,793 at March 31, 2020 and June 30, 2019. The Company has been unable to make its monthly payments since November 2013, and has been in default since that time. The equipment has been returned to the vendor for sale and remains unsold at March 31, 2020. Interest expense for the nine months ended March 31, 2020 and 2019 was $17,198, respectively. Accrued interest on the note at March 31, 2020 and June 30, 2019 was $127,816 and $110,618, respectively.

Note Payable

An individual during the prior fiscal year loaned Company $239,750 of which the Company paid back $40,000 during that current fiscal year and $40,000 was paid back during the current fiscal year. The loan is at an annual interest rate of  6%, has no stated due date and is payable on demand by the lender. Accrued interest on the loan at March 31, 2020 and June 30, 2019 was $15,337 and $7,793, respectively. Balance of the loan at March 31, 2020 and June 30, 2019 was $159,750 and $199,750, respectively. Interest expense on the loan for the nine months ended March 31, 2020 and 2019 is $7,544 and $4,226, respectively.

The following summarizes notes payable:	March 31,	June 30,
	2020	2019
Installment sales contract on equipment, interest at 5.75%, payable in 48 monthly installments of $13,874, including interest through July 2016.	$398,793	$398,793
Note payable	159,750	199,750
Notes payable - current	$558,543	$598,543

NOTE 7 – LEASE OBLIGATION

We signed a finance lease purchase agreement effective January 1, 2020, for the acquisition of a non-mineral property for our processing plant site to house our crusher and related future milling operations.

The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement, at which time the Company also measures and recognizes an right of use (“ROU”) asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.

ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's lease is not determinable. The determination of the Company’s incremental borrowing rate requires judgment. The incremental borrowing rate is determined at lease commencement and the Company determined its incremental borrowing rate on the finance lease to be 12%. At the lease inception, the Company recorded a ROU asset of $44,505 and a corresponding lease liability of $29,505. The asset value is comprised of the present value of the lease payments at inception of $29,505 and the payment of the purchase option price of $15,000 at the lease inception.

The components of lease expense and supplemental cash flow information related to lease for the period are as follows:

Nine Months ended March 31, 2020

Lease Cost
Financing lease cost included in exploration and mine costs is $4,568 and $600 in interest expense in Company’s unaudited condensed statement of operations	$5,168

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2020	$4,500
Remaining lease term - operating lease (in years)	1.583
Discount rate - financing lease	12.0%
Effective rate - financing lease	13.1%

As of March 31, 2020
Financing lease:
Right-of-use asset, net	$39,938

Financing lease liability - current portion	15,551
Financing lease liability - non-current portion	10,055
Total operating lease liabilities	$25,606

Fiscal Year Ending 6/30:	Financing Lease
2020 (remaining 3 months)	$4,500
2021	18,000
2022	6,000
Total lease payments	$28,500
Less: Present value discount	(2,894)
Present value of lease liabilities	$25,606

Lease associated costs were $5,168 during the nine months ended March 31, 2020 , and there were no associated lease costs during the nine months ended March 31, 2019.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Billali and Jim Crow/Imperial Mines Project

The Company determined the Agreement on the Billali and Jim Crow/Imperial mines is a lease and is cancellable at any time by the Company. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for an operating a mine, it would enter the development stage and capitalize future costs until production is established.

As of March 31, 2020, the Company has not established the commercial feasibility of any of our exploration projects; therefore, all exploration costs are being expensed. As of March 31, 2020, we have paid $450,000 under the Agreement in the current fiscal year. Acquired mineral rights are considered tangible assets under ASC 930-805. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

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

Office and Real Property Leases

On August 1, 2015, the Company moved the office to a single room located in Albuquerque, NM, at the home of the CFO for a monthly rent of $500 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense totaled $4,500 for the nine months ended March 31, 2020 and 2019, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock Transactions

For the nine months ended March 31, 2020:

(i)	Issued 535,417 shares of restricted common stock for consulting services at a value of $46,937 on the date of issuance;
(ii)	Issued an aggregate of 23,285,714 shares of restricted common stock to accredited investors for cash proceeds of $1,570,000.

Stock Warrants

During the nine months ended March 31, 2020, the Company issued 1,500,000 warrants and no warrants expired.

Stock Options

During nine months ended March 31, 2020, no options were granted and 100,000 options expired.

Stock option and warrant activity, for the nine months ended March 31, 2020, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2019	30,100,000	$0.05	100,000	$0.15
Granted	—	—	1,500,000	0.05
Canceled	—	—	—	—
Expired	(100,000)	0.07	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2020	30,000,000	$0.05	1,600,000	$0.06

Stock options and warrants outstanding and exercisable at March 31, 2020 are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable
						Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	30,000,000	30,000,000	3.97	$0.05	$0.15	100,000	100,000	2.96	$0.15
—	—	—	—	—	—	1,500,000	1,500,000	3.00	$0.05
	30,000,000	30,000,000				1,600,000	1,600,000

	Outstanding Options		3.97	$0.05	Outstanding Warrants			2.98	$0.06

	Exercisable Options		3.97	$0.05	Exercisable Warrants			2.98	$0.06

As of March 31, 2020, the aggregate intrinsic value of all stock options and warrants vested was $280,350. The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0589 closing stock price of the common stock on March 31, 2020.

The total intrinsic value associated with options exercised during the nine months ended March 31, 2020, was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

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

During the fiscal year ended June 30, 2019, the CFO for the Company loaned the Company $10,000 and deferred salary aggregating $51,848 into a note at 6% per annum and during the nine months ended March 31, 2020, loaned an additional $55,000. Accrued interest on the note at March 31, 2020 and June 30, 2019, was $6,178 and $1,651, respectively. Interest expense on the note for the nine months ended March 31, 2020 and 2019 was $4,527 and $762, respectively. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. The combined loan and interest balance at December 31, 2019 and June 30, 2019 was $122,355 and $63,499, respectively.

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

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at March 31, 2020  and June 30, 2019 was $34,607 and $28,339 respectively. Interest on the obligation for the nine months ended March 31, 2020 and 2019 was $6,268 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the nine months ended March 31, 2020  and 2019. Company interest on the obligation was $7,634, respectively. Accrued interest on the obligation at March 31, 2020 and June 30, 2019 was $55,205 and $47,571, respectively.

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

As of the filing of this report, Mr. Laws has pleaded guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company allegations. Mr. Laws is currently awaiting sentencing on the plead to charges. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court and the Company does not anticipate receiving a substantial reimbursement of the remaining Laws costs.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of March 31, 2020, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

NOTE 13 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from April 1, 2020 through October 14, 2020, the Company sold an aggregate of 15,520,001 restricted shares of common stock to accredited investors for cash proceeds $922,000. The Company sold an aggregate of 4,500,000 restricted shares of common stock to the chairman of the board for cash proceeds $225,000.

In the period from April 1, 2020 through October 14, 2020, the Company issued warrants to accredited investors aggregating 5,041,667 and 2,250,000 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a two- or three-year life and an exercise price of $0.05 to $0.07 per share.

During the period from April 1, 2020 through October 14, 2020, the Company issued 443,566 restricted shares of common stock for consulting services at a market value of $31,050 on the date of issuance.

On April 10, 2020, the Company converted $100,000 of accrued salary for the Company’s CFO into 2,000,000 shares of restricted common stock at a market value of $117,000 on the date of grant and recorded a loss on debt conversion of $17,000. Warrants issued in conjunction with the conversion were 1,000,000 vested three-year warrants and have an exercise price of $0.050 per share. The conversion reduced the note payable to related party.

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

During the nine-months ended March 31, 2020, the Company focused primarily on repair and improvement projects work at the Jim Crow mine site and continued and expanded our exploratory program at the mine sites.

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

The Company has recorded a net loss of $1,876,518 for the nine months ended March 31, 2020, and has a total accumulated deficit of $95,355,188 and a working capital deficit at March 31, 2020 of $4,811,112. The Company used in operating activities, approximately $1.26 million. The Company currently has no source of generating revenue.

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

At March 31, 2020, the Company was in default on delinquent payments of approximately  $3.2 million on accounts payable, $399 on a note payable and $696 thousand on accrued liabilities.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Results for the Three Months Ended March 31, 2020 and 2019

Revenue

During the three months ended March 31, 2020 and 2019, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in three months ended March 31, 2020, decreased $1,356,968 from $1,867,931 in the three months ended March 31, 2019 to $510,963 for the current period of measurement. The decreases in operating expenses in the current period of measurement are attributable increased exploration and mine related costs of $206,053 and is offset by a decrease in general and administrative of $1,563,021.

The increase in exploration and mine related costs were incurred on the Jim Crow mine and consisted mainly of increases of $133,397 in wages and payroll burden costs, depreciation of $14,526 and other mine related costs of $58,130. The decrease in general and administrative of $1,563,021 was mainly attributable to decreases in: consulting fees related to working capital raises of $143,913, audit fees and accounting of $30,000 and costs associated with warrants of $1,433,655. These decreases were mainly offset by increases in salaries and related payroll burden of $9,835 and legal fees of $37,656.

Other Income (Expense)

Other income (expense) for three months ended March 31, 2020, was $(15,030) as compared to $(350,213) for three months ended March 31, 2019, a decrease in other expense of $335,053. The net decrease in other expense for the current period measurement is mainly comprised of the following expense components: decrease in financing costs on commodity supply agreements of $60,830, a decrease in interest expense of $142,942 and a decrease in interest on mandatory redemption shares by a related party of $127,800. The decreased interest expense and financing costs on commodity supply agreements are a result of debt write-off at our fiscal year ended June 30, 2019 and the mandatory shares were returned in the current period of measurement.

Operating Results for the Nine Months Ended March 31, 2020 and 2019

Revenue

During the nine months ended March 31, 2020 and 2019, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in nine months ended March 31, 2020, decreased $533,452 from $2,394,410 in the nine months ended March 31, 2019 to $1,860,958 for the current period of measurement. The decreases in operating expenses in the current period of measurement are attributable to increased exploration and mine related costs of $863,480, and decreased general and administrative of $1,396,932.

The increase in exploration and mine related costs were incurred on the Jim Crow mine and consisted mainly of $518,207 in wages and payroll burden costs, depreciation of $30,888 and other mine related costs of $314,385. The decrease in general and administrative was mainly attributable to decreased costs attributable to warrants issued of $1,433,655, in consulting fees related to working capital raises of $218,954, vehicle operating costs of $11,281 and transfer agent fees of $19.417. These decreases were offset by increases in the following: salary compensation and payroll burden of $56,471, property and liability insurance of $15,154, audit and accounting fees of $104,289, and legal fees of $107,069.

Other Income (Expense)

Other income (expense) for nine months ended March 31, 2020, was $(15,560) as compared to $(294,380) for nine months ended March 31, 2019, a decrease in other expense of $278,690. The net decrease in other expense for the current period of measurement is mainly comprised of decreases in following income components: gain on debt extinguishment of $112,625 and recovery of misappropriated funds of $350,521 and by offset by decreases in the following other expenses consisting of: interest on mandatory redemption shares by a related party of $127,800,  financing costs on commodity supply agreement of $166,725 and interest expense of $444,466. The decreased interest expense and financing costs on commodity supply agreements are a result of debt write-off at our fiscal year ended June 30, 2019 and the mandatory shares were returned in the current period of measurement.

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

The Company has recorded a net loss of $1,876,518 for the nine months ended March 31, 2020, and has a total accumulated deficit of $95,355,188 and a working capital deficit at March 31, 2020 of $4,811,112. The Company used in operating activities, approximately $1.26 million. The Company currently has no source of generating revenue.

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

At March 31, 2020, the Company was in default on approximate payments on delinquent accounts payable of $3.2 million, on a note payable of $399 thousand and accrued liabilities of $696 thousand.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the three months ended March 31, 2020, our management, with the participation of our Chairman and Chief Financial Officer of the Company at that time, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our Chairman and Interim Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weakness:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Long year Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM.  There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at March 31, 2020 and June 30, 2019 was $34,607 and $28,339 respectively. Interest on the obligation for the nine months ended March 31, 2020 and 2019 was $6,268 respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. During the nine months ended March 31, 2020 and 2019. Company interest on the obligation was $7,634, respectively. Accrued interest on the obligation at March 31, 2020 and June 30, 2019 was $55,205 and $47,571, respectively.

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

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of March 31, 2020, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2020 and March 31, 2020, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or  Regulation S promulgated thereunder, the Company accepted stock subscriptions from two existing accredited investors at $0.05 and $0.07 per share for an aggregate of 6,000,000 shares of the Company’s restricted common stock for a total aggregate consideration of $360,000. There were no subsequent or contemporaneous offerings of the restricted common stock by the Company. Negotiations for the issuance of the shares took place directly between the investor and the Company.

The Company, on January 1, 2020, approved the issuance of 175,439 shares of restricted common stock for consulting fees with a value of $14,895 on the issuance date.

The issuances of the restricted common shares during the three months ended March 31,2020, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof and/or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transactions referenced above, other than issuances to the Company’s officers, directors, employees and consultants for services, the Company obtained representations from each investor that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all debt securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator of mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2020, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

Date October XX, 2020	/s/ Stephen J. Antol
Stephen J. Antol Chief Financial Officer, Principal Accounting Officer