Form 10-K
period 2022-06-30
Santa Fe Gold CORP
filed 2022-10-13
CIK 851726

__________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to _________

Commission File No 000-20430

SANTA FE GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1094315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 San Pedro NE, Suite 225

Albuquerque, NM 87110

(Address of principal executive offices, Zip Code)

(505) 255-4852

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.002 par value	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.05 on December 31, 2021 was approximately $13,305,150.

The registrant had 443,308,551 common shares outstanding as of October 13, 2022.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

Explanatory Note

EXPLANATORY NOTE

Unless the context requires otherwise, references to “Santa Fe Gold,” “Santa Fe,” “we,” “us,” “our” and the “Company” refer to Santa Fe Gold Corporation and its consolidated subsidiaries.

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

Effective July 1, 2021, we are required to comply with the United States Securities and Exchange Commission Industry “(the SEC:) to Regulation S-K 1300 under the United States Securities Act of 1933, as amended (the “Securities Act”), with respect to disclosures related to our mineral properties. We cannot be certain that any part of mineral properties will ever be confirmed or converted into “reserves” as defined by Regulation S-K 1300. Investors are cautioned not to assume that all or any part of mineral property holdings will ever be confirmed as or converted into reserves; or that mineralized material can be economically or legally extracted.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Annual Report may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict,” “strategy” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, important factors that could prevent us from achieving objectives include but are not limited to those set forth in other “Risk Factors” section in this report and the following:

•our ability to continue as a going concern;

•our ability to acquire financing to allow us to remain in business and execute our business strategy;

•our anticipated cash requirements and the availability for current projects and financing thereof;

•projections regarding capital costs, expenditures, potential revenues, operating costs, production and economic returns may differ significantly from those that we have anticipated;

•our ability to secure permits or other regulatory approvals to operate or explore our mineral properties;

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

•our future anticipated needs for working capital;

•claims, investigations, enforcement actions and other legal proceedings against us, and consequences therefrom;

•our lack of necessary financial resources to complete development of our projects and the uncertainty of our future best-efforts financing plans,

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

•availability of labor, materials and equipment;

•the volatility in the market price of our stock;

•our ability to acquire and retain key mining personnel to effectively operate and move forward the Company;

•failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

•our ability to seek out and acquire high quality gold and silver properties.

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

PART I

Item 1.  BUSINESS

Overview History

We are an exploration stage mining company, in the business of acquiring and developing metal and mineral properties that may contain recoverable gold and silver deposits. Our general business strategy is to acquire and develop mining properties positioned for low-cost production. We were originally incorporated in the State of Delaware on August 8, 1991 under the name Azco Mining, Inc. and on August 21, 2007, we changed our name to Santa Fe Gold Corporation by filing a Certificate of Amendment with the Delaware Secretary of State.

As an exploration mining company, we are engaged in the business of acquiring and developing mines and mining properties as well as securing production from existing and developed mining and mineral properties.  Currently we own certain mining leases and other mineral rights, however none of them contain any proven or probable reserves, as defined in Regulation S-K 1300; and they are all currently considered “exploratory” in nature. Currently we have three projects, each of which management has determined is “material” based on the costs to secure the rights associated with them, as required by Regulation S-K 1304, these are: our Alhambra Property, the Jim Crow Imperial Mine and the Billali Mine, each of which are exploratory in nature and is described more fully in the properties section of this report.

Although management is optimistic about its plans for developing certain such properties, to date, minimal mining activities have commenced at the Jim Crow Imperial Mine and the Billali Mine sites and there can be no assurance that the Company’s mining activities will be profitable.

After the dismissal from bankruptcy in June 2016, we had no assets and approximately $20 million of indebtedness was reinstated. The properties we currently own were acquired subsequent to our dismissal from bankruptcy proceedings. We will be required to raise the capital that is required, in part, to continue to development of our current mining properties, construct a mill operation for processing our head ore and to help meet our continuing working capital requirements. There can be no assurances that we will be successful in raising the capital necessary to implement our business plan or if we are successful, that there may not be additional or superseding demands on our capital resources. Although the Company has been successful in meeting its capital requirements in the past, since emerging from Bankruptcy and management continues to be optimistic about being able to secure needed funding, any failure to do so or any unforeseen expenses or other demands on the Company’s capital could result in the need to curtail or cease operation, resulting in losses to investors.

Exploration Stage Company

We are considered an exploration stage company, as defined in S-K 1300. The Company has not demonstrated the existence of mineral reserves at any of our properties. Under Regulation S-K 1300, the SEC defines a “mineral reserve” as “an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.” To have mineral resources, there must be reasonable prospects for economic extraction. Per the SEC, “probable mineral reserves” are the economically mineable part of an indicated and, in some cases, a measured mineral resource and “proven mineral reserves” can only result from measured mineral resources. Mineral reserves cannot be considered proven or probable unless and until they are supported by a preliminary feasibility study or feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable. We have not completed a preliminary feasibility study or feasibility study with regard to any of our properties to date. We do not anticipate leaving exploration stage company for the foreseeable future. Under S-K we will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under S-K 1300. When we begin extracting material from our properties, we will remain an exploration company under S-K 1300 guidelines.

Company Organizational Chart

Overview of Current Events

Our Business

As a mining company in the exploration stage, we are engaged in the business of acquiring mineral properties that may contain recoverable mineral deposits, (we are currently targeting gold and/or silver deposits) with a view to develop them and, if there are mineral resources identified or mineral reserves, to actively mine them.  Although management is optimistic about its prospects for favorable exploration results on the properties in which it has acquired interests, to date no mineral reserves have been determined. There are however minimal mining activities that have commenced and we have conducted limited extraction activity. Nevertheless, there can be no assurance it will continue or, that if it does, that any of the mining activities will be profitable, with or without mineral reserves.

Management’s continuing efforts were successfully rewarded as the Company secured, what management believes will ultimately be, promising mining leases and other mineral rights. The properties we now own are exploratory in nature and consist of certain mining leases and other mineral rights. As stated, they were acquired subsequent to our dismissal from bankruptcy proceedings and, although management is optimistic, none of them contain any proven and probable reserves. We are in the process of raising the capital required, in part (i) to begin further exploration activities of these current mining properties, and (ii) to help meet our working capital requirements. There can be no assurances that we will be successful in raising the capital necessary to implement our business plan or that, if we are successful in raising such capital, that there may not be additional or superseding demands on our capital resources. Although the Company has been successful in meeting its capital requirements in the past, and since emerging from Bankruptcy, management continues to be optimistic about its ability to continue securing the funding needed to execute on its business plan, any failure to do so or any unforeseen expenses or other demands on the Company’s capital could result in the need to curtail or cease some or all of the Company’s operations, resulting in losses to investors.

In October 2021, we exercised the purchase option for $164,335 on the mill property in Duncan, Arizona, and the transaction closed on November 9, 2021.

The Company is currently in the process of acquiring a mill operation for its head ore to be located on its property in Duncan, Arizona. The seller of the mill has disassembled the mill in Kellogg, Idaho and relocated the mill to the Duncan, Arizona site. Currently all associated costs of the mill and its relocation are being accumulated and finalized by the seller. At this time there are no agreements between the seller and the Company as to terms and sales price of the delivered disassembled mill and such price is anticipated to be negotiated and determined in late fall 2022, when the necessary funding will be raised by the Company for the acquisition of the mill equipment and its construction. At the time of filing this Form 10-K, negotiations for the purchase of the disassembled mill with the seller have not taken place and will be finalized upon the Company raising the adequate funding for the acquisition and determination if the seller or the Company will be responsible for its construction at the mill site.

Our Status as an Exchange Act Registrant and Trading in our Common Stock

The Company’s common stock has been quoted on OTC Markets (PINK) most recently under the trading symbol “SFEG.” However, in July 2020 it received notice that on June 25, 2020, the U.S. Securities and Exchange Commission (the “SEC” or “Commission”)

issued an order suspending trading under Section 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”). Thereafter, the Commission commenced administrative proceedings to de-register the Company’s common stock under Section 12(j) of the Exchange Act. Issuers of securities registered pursuant to Section 12 of the Exchange Act are required under Section 13(a) of the Exchange Act and the rules promulgated thereunder to file current and accurate information in periodic reports with the Commission. Specifically, Exchange Act Rule 13a-1 requires issuers to file annual reports, and Exchange Act Rule 13a-13 requires domestic issuers to file quarterly reports. The Company’s inability to prepare and file the required quarterly and annual reports began with the misappropriation of funds by its former CEO; this had a direct impact on its financial statements as originally filed. This not only resulted in the need to amend and restate the 2017 annual report and related quarterly reports that had been filed with the Commission on Form 10-K and on Forms 10-Q, but since a restatement necessarily has a material effect on all future reports, the Company was not in a position to confidently restate its financial statements until it was able to fully and accurately define the scope of: (a) the issue created by Mr. Laws and (b) the subsequent actions taken against Mr. Laws by the Company and other unrelated parties. Compounding the issue, the Company’s auditor declined to continue auditing the Company’s financial statements, management believes, due to its potential liability and the conflicts that could result from any of the Law’s proceedings. Thereafter, the Company had difficulty engaging a qualified replacement audit firm, in part because of the perception of risk associated with the required restatements of its financial statements.

Ultimately, while the underlying circumstances that gave rise to the Company’s delinquent filings were, in part, caused by an individual who was dismissed upon discovery of his misappropriation of funds, the difficulty in finding a replacement audit firm was an additional factor that was beyond the control of management that contributed substantially to delays in our filings. Although we have since filed the Annual Reports that were delinquent, one of which required restating our financials and all but three of the Quarterly Reports that were delinquent have since been filed, the Commission’s standard position has been that, once de-registration proceedings are commenced for failure to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder, it will not then grant a right to cure or comply. Thus, when the Commission then commenced administrative proceedings under Section 12(j), the Registrant’s only options were to defend the matter in litigation or to settle it and agree with the Commission’s order for de-registration of securities registered under Section 12(j) of the Exchange Act. Therefore, given: (a) the protracted nature of litigation in general, and (b) the high expense associated with defending an adversary proceeding with the Commission and (c) the low probability of a successful outcome, compared with the fact that: (x) a settlement with the SEC would allow the Company to re-file a registration statement as soon as it was drafted, (y) the Company had already completed one of the required audits, was in a position to complete the other, and was in a position to file a Registration Statement on Form 10-12G, and (z) Form 10-12G Registration Statements are automatically effective 60 days from the date of filing (unless the Commission objects, which is rarely done, although it is now common to receive comments by the Commission that then must be addressed). After considering the forgoing, the Company determined that it was in the best interest of its shareholders to settle and consent to the de-registration of its common stock and to file a Registration Statement on Form 10-12G. On December 17, 2020, the SEC order suspending trading went into effect.

On May 14, 2022, the Company filed a Form 10-12G Registration statement with the SEC and was withdrawn by the Company on July 12, 2021 due to comments not completely cleared by the SEC. On July 20, 2021, we refiled a new Form 10-12G and on September 17, 2021 we withdrew the filing due to SEC comments requiring financial restatements. The Company made the required financial restatements and our auditors recertified the audited financial statements and we submitted a new Form 10-12G on June 14, 2022 and on August 4, 2022 the SEC declared our Form 10-12G Registration effective. Although the Company is not trading currently and we are a reporting Company under Section 12(g) of the Securities and Exchange Act of 1934, as amended and are required to timely file periodic and current reports with the SEC.

The Company is working on securing a broker dealer to prepare Form 211 for submittal to Financial Industry Regulatory Authority (“FINRA”) for review and approval. Upon receiving FINRA’s approval and issuance our trading symbol, the Company will request a review from the OTC for removal the Caveat Emptor designation associated with our prior trading symbol and submit our application to the OTC to trade on their QB tier.

Competition

The mining industry is highly competitive. We will be competing with numerous companies, substantially all of which have far greater resources available to them that we are likely to have when Swe commence operations.  We therefore may be at a significant disadvantage in the course of obtaining materials, supplies, labor, and equipment from time to time.  Additionally, we are and will continue to be an insignificant participant in the business of mining, exploration and development. Because there is presently no known mineral reserve at this time on our existing properties, we have not determined the impact of any capital expenditures on our earnings or competitive position in the event a potentially commercially mineable ore deposit is discovered.

Compliance with Government Regulations

Continuing to acquire and explore mineral properties in the State of New Mexico will require the Company to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of New Mexico and the United States.

The mining industry, (specifically the activities of exploration, drilling) operate in a legal environment that requires permits to conduct virtually all operations; and permits are required by local, state and federal government agencies. Local authorities, usually counties, also have control over mining activity.  The various permits address such issues as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

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

United States

Mining in the State of New Mexico is subject to federal, state and local law. Three types of laws are of particular importance to the Company’s U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

Land Ownership

On Federal Lands, mining rights are governed by the General Mining Law of 1872 (“General Mining Law”) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and New Mexico state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, the Company has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

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

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project. Generally, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan to restore or replace the affected area. Often these requirements result in delays and/or costly studies or changes in the proposed activities; which may extend the time to completion. Although this may be necessary in order to mitigate the negative impact of certain aspects of an initial plan, all of these factors make it more difficult and costly to operate; and have a negative, and sometimes fatal, impact on the economic viability of the exploration or planned mining operation. Finally, it is possible that future changes in laws or regulations could have a significant impact on our business, requiring the planned activities to be economically reevaluated at that time.

Effect of Existing or Potential Government Regulations

Mineral exploration, including mining operations is subject to governmental regulation. Our operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined, and we are not aware of any probable government regulations that would impact the Company at this time, although there can be no assurances that regulations may not arise in the future. To the extent that government regulations do arise in the future, they may have a negative effect on our operations, which may in turn, result in losses to investors. This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

Environmental Laws

Federal legislation in the United States and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies—in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act ‘have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

The Clean Water Act

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

The Clean Air Act

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

National Environmental Policy Act (“NEPA”)

NEPA requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined.

Endangered Species Act (“ESA”)

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

National Forest Management Act

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

Wilderness Act

The Wilderness Act of 1964 created a National Wilderness Preservation System composed of Federally owned areas designated by Congress as “wilderness areas” to be preserved for future use and enjoyment.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)

CERCLA generally imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Governmental agencies or third parties may seek to hold the Company responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

The Resource Conservation and Recovery Act (“RCRA”)

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

National Historic Preservation Act

The National Historic Preservation Act was designed and implemented to protect historic and cultural properties. Compliance with the Act is necessary where federal properties or federal actions are undertaken, such as mineral exploration on federal land, which may impact historic or traditional cultural properties, including native or Indian cultural sites.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. As soon as we have a mining operation, we will be required to arrange and pledge certificates of deposits for reclamation with the state regulatory agencies. At this time no reclamation cost is required to be calculated or carried forward.

Employees

We currently have three full time employees as of our current fiscal year end.  In order to implement our business plan, we will be required to employ or retain qualified consultants with the technical expertise to evaluate and mine our mineral properties and for administrative duties as required. We currently employ no miners for our mines in in New Mexico as we are currently under a mine maintenance protocol until the processing mill is in operation in Duncan, AZ.

Employment Agreements

Effective July 7, 2020, the Company retained a new Chief Financial Officer and the prior Chief Financial Officer was reassigned to oversee all mining operations as they come on line in our fiscal 2022-23 year. Both parties signed a one-year employment agreement with the Company, with automatic successive one-year renewals provided that neither party has provided notice of termination prior to 30 days from the end of such applicable term.

Insurance

We normally maintain property, liability and workmen’s compensation insurance coverages to cover losses or risks incurred in the ordinary course of business. Upon resuming operations, the Company will reinstate our insurance coverages.

Exploration

The Company has spent only nominal amounts during each of the last two fiscal years on exploration and mine development due to the lack of availability to currently economically process mined head ore into concentrates that could be monetized for working capital funds.

Seasonality

We have no properties at this time that are subject to material restrictions on our operations due to seasonality.

Office Facilities

Our principal offices are located at 2325 San Pedro NE, Suite 225, Albuquerque, NM 87110. Our telephone number is (505) 255-4852 and our mailing address is P.O. BOX 25201, Albuquerque, NM 87125-0201.

Dismissal of Bankruptcy Proceeding and Emergence from Voluntary Reorganization

In August 2015, the Company filed for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in Delaware in order to secure the existing assets from creditor actions, Case No. 15-11761 (MFW). Notwithstanding the Company’s Bankruptcy, the management continued to search for options that would allow it to continue as a going concern.

After the dismissal from Bankruptcy, the Company had limited assets, yet remained liable for all commitments and debts that then were outstanding. Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO are subsidiaries of the Company with no assets and all of their commitments and debts remain. The bankruptcy court set up a trust fund funded by the activities of the Summit mine (main asset sold in bankruptcy proceedings) for five years from the inception of mine production at the Summit mine, with the funds held in trust distributed by an independent trustee to certain unsecured creditors. Following prior management’s failure to provide a plan of reorganization, the resulting significant transactions that occurred upon emergence from bankruptcy were as follows:

•The approximately $20 million of indebtedness outstanding on account of the Company’s finance facilities and unsecured claims were reinstated; and

•The Court established a trust in April 2016 for the benefit of certain creditors. A profit interest was attached to the Summit mine for the benefit of certain creditors holding unsecured claims filed by each creditor.

The Company received Bankruptcy Court confirmation of the dismissal in June 2016, and subsequently emerged from bankruptcy. The only funds available for the future administrative costs were prepaid insurance funds of approximately $49,000. The Company subsequently began selling, on a best-efforts basis, equity for the cash needed for working capital purposes. Currently we have no continuing commitment from any party to provide working capital, and there is no certainty that the Company will be able to continue its current business plan. However, the mining claims / assets that it has managed to secure appear to present a significant opportunity for the Company to continue in the mining business.

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

Risk Associated with Our Business

Our business involves a number of very significant risks, including but not limited to various areas of the mining exploration industry. The Company operates in a rapidly changing environment that involves numerous risks and uncertainties involving precious metal prices, explorations costs and government oversight. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.

You should invest in our common stock only if you can afford to lose your entire investment. Your decision to invest in our common stock should only be made after you have knowingly accepted the possibilities of such a loss and the associated risks.

Risks Related to Our Business

All of our properties are in the exploration stage. There can be no assurance that we will establish the existence of any mineral resource or reserves on any of our properties. Until we can do so, there is a possibility we may not be likely to generate substantial revenues from these properties on an economically feasible basis, and our business could fail.

We have not established that any of our mining properties contain any mineral reserves; and as such, under Regulation S-K 1300 et. seq. (“Reg S-K 1300”), we are considered an “exploration stage company.” Under the new rules set forth in Reg S-K 1300, an individual property is defined as being: 1.) An exploration stage property if it has no mineral reserves disclosed; 2.) A development stage property if it has mineral reserves disclosed, but has no material extraction; and 3.) A production stage property if it has material extraction of mineral reserves. Our ability to conclude that an individual prospect has any viable mineral reserves requires further efforts and any funds that we spend on exploration may be lost. Even if we do eventually discover mineral reserves on one or more of our properties and they are considered “development stage” because we have not engaged in any material extraction, there can be no assurances that they will become production stage properties. Both mineral exploration and development involve a high degree of risk and few properties, which are explored become development properties; and even if they become eligible to be considered development stage properties, as defined in Reg. S-K 1300, there are no assurances that they will ultimately become production stage properties with commercially viable producing mines.

The commercial viability of an established mineral deposit will depend on a large number of factors; including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any previously identified mineral resource unprofitable. Because of this, we will most likely be required to conduct a “feasibility study” by a qualified person or company in order to secure any financing for development, extraction and processing. Feasibility studies, themselves, are very time consuming and costly. There are no assurances that we will be able to fund a feasibility study or to find an investor or partner that will be willing to fund feasibility studies needed to progress to extraction. If we are unable to fund a feasibility study when needed, or if the results of a feasibility study do not suggest that a property will be commercially viable, any funds used on the property will have been lost.

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

As the Company has adopted the required disclosure prescribed in Regulation S-K 1300 et. seq., the concept of a feasibility study is the same; and although, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” were not defined terms under SEC Industry Guide 7 and were not permitted to be used in reports and registration statements filed with the SEC. Under Reg. S-K 1300 each of those terms is specifically defined and must be used as defined therein in describing mineral deposits in the required reports. Investors are cautioned not to assume that any part or all of potential mineral deposits will ever be converted into “mineral resources,” as the term under Reg. S-K 1300 means not only that there are mineral deposits present but that they have been determined to be economically viable for extraction. The mineral deposits on our properties have a great amount of uncertainty as to their existence, and great uncertainty as to their economic feasibility.  Our properties currently do not contain any known proven or probable ore reserves under Reg. S-K 1300 reporting standards.  Investors are cautioned not to assume that any identified mineral deposits will be determined to be mineral reserves or ever be converted into mineral resources as defined in Reg. S-K 1300 et. seq.

If we establish the existence of commercially viable mineral resources on any of our properties, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could suffer.

If we do discover mineral resources on any of our properties, as defined under Reg. S-K 1300 meaning that such mineral deposit(s) is/are commercially viable, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or effect acceptable shipping arrangements therefor) and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of commercially exploitable deposits, there can be no assurance that such a mineral resource will be large enough to justify conventional commercial operations or that we will be able to raise the funds required for development and/or processing on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities, infrastructure, development, processing or related activities, our business may fail and we may be forced to curtail or cease operations.

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

•the availability of permits;

•compliance with environmental requirements;

•increases in operating mining related costs;

•the quality of our management and our geological and technical expertise; and

•the capital available for mining operations.

Substantial expenditures and time are required to establish existing proven and probable reserves through drilling and analysis, and to develop the mines and facilities and infrastructure at any site chosen for mining. Whether a mineral or metal deposit will be commercially viable and meet Reg. S-K 1300’s definition of “mineral resource”, depends on a number of factors, which include, without limitation: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection; and general economic factors, which include, without limitation, market prices for certain minerals or metals, labor costs, the impact of technological innovations on the supply and demand for the commodities we mine. If our exploration and extraction activities are not successful, our business will likely fail.

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

Competition in the mining industry for desirable properties, investment capital, equipment and personnel are intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis, including areas where we intend to operate. We are currently an insignificant participant in the mining industry due, in part, to our limited financial and personnel resources. We may be unable to: i) attract the necessary investment capital or a joint venture partner to fully develop our mineral properties, ii) acquire other desirable properties, iii) attract and hire necessary personnel, or iv) purchase necessary equipment.

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

•political and economic related conditions;

•labor disputes; and

•a decline in the price of gold or silver.

We currently have no insurance or hedges to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down on our investment in such property interests. All of these factors may result in losses in relation to amounts spent which are not recoverable. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

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

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors which may give them an advantage in developing and securing mining claims and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches. These competitors may have far greater resources, more experience, and personnel perhaps more qualified than we do.

Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

The Company’s failure to continue to attract, train, or retain highly qualified personnel could harm the Company’s business:

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company does not succeed in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

Risks Related to the Company

Litigation with respect to Mr. Laws may not result in additional funds being obtained to reduce his indebtedness owed to the Company.

The Company has determined by its records that Mr. Laws initially owed us $1,197,198 (“The Missing Funds”), excluding related professional fees, forensic accounting costs and interest and penalties associated with the indebtedness. As of the filing of this Form 10-K, after deducting cash collections of $990,632 from Laws and related litigation and properties held for sale of $25,800, Laws owes the Company $180,766 plus penalties, professional fees and accrued interest. The Company has been awarded from litigation and collection efforts, the foreclosure on pledged assets and received these assets free and clear of any liens.

There were also expenses associated with engaging the special committee to conduct a forensic review of the Company’s books and records in connection with the transactions giving rise to the Missing Funds. The Company has incurred costs associated with engaging counsel to represent the Company in this matter and in the investigations as well as the court proceedings. The Missing Funds together with the additional expenses that have arisen as a result of Mr. Laws’ actions in the aggregate are substantial and have been expensed in the periods incurred.

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

Mineral exploration and development inherently involve significant and irreducible financial risks. We may suffer from the failure to find and develop profitable mineral deposits.

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

Even if the Ore Contains a Substantial amount of Gold or Silver it May Not be Profitable Because of Other Factors.

The Company is in the preliminary stages of mining operations in the Jim Crow and Billali Mines. There can be no assurances of continued mining operations at the Jim Crow and Billali Mines or that continued operations will be profitable.  The Company currently does not have a long-term smelting contract and there can be no assurances that shipping to a smelter will occur in the immediate or near future. Transportation of head ore is expensive and the smelter the Company previously used is no longer accepting ore from outside sources. This has forced the Company to advance its plans to construct a mill on our site in Duncan, Arizona. This will enable us to process our ore into concentrate, which is more efficient to transport cost wise to the smelter. Without the ability to process the head ore into concentrate, the transportation of the head ore is cost prohibitive. Thus, it is imperative that the Company construct a mill to process its ore on a site that is in close proximity to our mine sites. Any delays in securing the financing necessary to construct the required mill and/or any delays in constructing it will negatively impact the Company’s mining operations and results of operations. The Company is currently seeking financing to construct the mill but there can be no assurances that it will be successful in securing the necessary financing or that if it is able to secure financing that it will be on terms that are favorable to the Company. Any delays or problems in raising the funds required for a mill will adversely impact the Company and its operations which ultimately adversely impacts investors.

Dismissal of Bankruptcy Proceedings and Emergence from Voluntary Reorganization did not result in the elimination of Company liabilities.

After the dismissal of the bankruptcy petition in June 2016 and the sale of the Company’s significant assets, the Company emerged with limited assets while it remained liable for all commitments and debts that then were outstanding. Santa Fe Gold Barbados, The Lordsburg Mining Company and AZCO are subsidiaries of the Company with no assets and all of their commitments and debts remain outstanding.  The bankruptcy court set up a trust fund, funded by the activities of the Summit mine (main asset sold in bankruptcy proceedings) for five years from the inception of mine production at the Summit mine and the trust funds will be distributed to certain unsecured creditors by an independent trustee. The Company failed to provide a plan of reorganization with the filing for protection under the Bankruptcy Code and as such, its debts were not discharged. The significant transactions that occurred upon emergence from bankruptcy were as follows:

•The approximately $20 million of indebtedness outstanding on account of the Company’s senior notes and unsecured claims were reinstated; and

•The courts established a trust in April 2016 for the benefit of certain creditors. A profit interest was attached to the Summit mine with the benefit for certain creditors holding unsecured claims filed by each creditor.

Accordingly, there can be no assurance that the Company’s remaining liabilities, after the emergence from bankruptcy, will not materially impact the Company.  The Company has no continuing commitment from any party to provide working capital, and there is no certainty that the Company will be able to raise sufficient capital to fund any or all existing liabilities as well as to fund its current business plan.  The failure to raise needed capital may result in the curtailment or cessation of our business.

We have a history of operating losses and expect to incur substantial operating losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability.

We have had no revenues since emerging from bankruptcy, and we may not generate revenues this current fiscal year, depending on the completion of our mill project. We do not currently have sufficient capital to fund operations through June 30, 2023 and will need to raise additional funding to implement our business strategy. Even if we succeed in developing any of our properties and the mill site, we may incur operating losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future. As the Company has no commitment for debt or equity financing, the Company will be reliant upon best-efforts fund-raising activities to provide sufficient working capital to fund current and future needs. There can be no assurance that the Company will be successful in its best-efforts capital raising efforts, and the failure to raise needed capital will result in the curtailment or cessation of our business.

We may never be able to write-down certain liabilities and this may have a negative impact on our ability to raise capital and on the market price of our common stock, when we resume trading.

At the end of the Company’s fiscal year ending June 30, 2019, the Company wrote off debt and related accrued interest aggregating $12,507,540. The write off of debt was related to two finance facilities governed by and enforceable under British Columbia statutes. The Company retained legal services in British Columbia to research the British Columbia statutes of limitations on the collectability of the finance facilities. Legal counsel reviewed all related documents, records of proceedings and all records and documents deemed relevant to the two finance facilities. The finance facilities were subject to the laws of the Providence of British Columbia and the National laws of Canada and as a result, the Company secured a written legal opinion from Canadian counsel that any liability under the two finance facilities, because of the Limitations Act (British Columbia) and the relevant case law in British Columbia, were no longer enforceable.  That is, because the statute of limitations had run for the two liabilities, pursuant to the Limitations Act (British Columbia), no future claims could be commenced in the Province of British Columbia and therefore, the Company had no outstanding legal obligations on the two finance facilities. With this, the Company wrote down $12,507,540 in liabilities and this has been the Company’s position; however, upon review of earlier Registration Statements that were subsequently withdrawn, the SEC Staff expressed its concern with the Company taking this write-down because FASB ASC 405-20-40-1(b) states that “a liability has been extinguished if the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.” Since management knew that one of the creditors had been dissolved and was no longer in existence and the other creditor had written-off the amounts that had been owed to it by the Company in one of its annual reports, it knew that it would be difficult if not impossible to get both creditors to release it from liability and that obtaining a court order would be time consuming and expensive at best. The Commission Staff was willing to allow an opinion of counsel, however the opinions we provided did not meet the standard that the Commission requires. The standard that the Commission Staff requires is what is sometimes referred to as a “would” or “will” opinion. In requiring a “will” or “would” opinion, the Commission is looking for greater assurance that the Company “would” or “will” be successful in the event that one of the creditors sought to collect on the liabilities. Although this standard may seem subjective, “will opinions” are regularly used in the context of tax law where a tax opinion is needed.  In that context the term “will” means that the drafter of the opinion believes and is effectively stating that there is a 90%-95% probability that a given result “will” come to pass based on the facts present. Absent the availability of one of these three routes to write-off the liabilities, he Commission Staff’s position is that the correct treatment of the aforementioned liabilities is to continue carrying them on the Company’s balance sheets. The Company was not able to procure a judicial order in a timely manner, specific written agreement of the creditors nor an opinion of counsel meeting the “would” or “will” standard, therefore it determined the most expeditious course of action was to restate the consolidated financial statements so that the liabilities that were written-off are now included in the liabilities of the Company once again; in effect, restating the consolidated financial statements as of June 30, 2019 and 2020. Although, in a future period, while the Company plans to either seek a judicial determination or an opinion of counsel that meets the “would” or “will” standard with respect to the liabilities, there can be no assurance that the Company will be successful in meeting the requirements necessary to write-off the aforementioned liabilities or that the Commission will agree that the judicial determination or opinion of counsel satisfies the requirements and spirit of FASB ASC 405-20-40-1(b). To meet the requirements of the Commission, the Company reinstated the debt and restated our financial statements in question in our Registration Statement on Form 10-12G filed on June 14, 2022 and became effective on August 4, 2022. As a result of these restated financial statements and the forward impact on future financial statements, our stock prices as well as our ability to secure necessary financial funding could be harmed as a result.

We have a limited operating history on which to base an evaluation of our business and properties.

Any investment in the Company’s securities should be considered a high-risk investment because investors will be placing funds at risk in an early-stage business with unforeseen costs, expenses, competition, a history of operating losses and other problems, to which start-up ventures are often subject. Investors should not invest in the Company’s securities unless they can afford to lose their entire investment.  Your investment must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive and mature industry. Our operating history does not provide a meaningful basis for an evaluation of our current prospects.  Other than through conventional and typical exploration methods and procedures, we have no additional way to evaluate the likelihood of whether other properties contain commercial quantities of mineral or metal reserves or, if they do, if they will be operated successfully.

Management of growth may be necessary for us to be competitive.

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and shareholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships and joint ventures to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

If we cannot secure additional funding, we will be unable to implement our business plan.

Since we do not generate any revenues, we may not have sufficient financial resources ourselves, to undertake all planned development activities relating to our business plan. As stated, the smelter the Company previously used is no longer accepting ore from outside sources and this has forced the Company to advance its plans to construct a mill on site so that the ore can be processed into concentrate. Without the ability to process the head ore into concentrate, the transportation of the head ore is cost prohibitive. Thus, unless the smelter we had used previously begins accepting outside ore for processing, it is imperative that the Company construct a mill to process its ore. The Company had planned on constructing a mill in the future but this development with our previous smelter has forced the Company to plan and start construction immediately in order for it to realize any revenue from the ore it mines. The Company currently does not have the financial resources to construct the mill, therefore until it is able to secure the necessary financing, its prospects for generating revenue from the Jim Crow and Billali Mines is non-existent. Nevertheless, there can be no assurances that additional financing will be available to us or that if available, that it would be on terms acceptable to us. We do not have any commitments for debt or equity financing at this time, nor do we have credit facilities available with financial institutions or other third parties, and investors may lose their all of their investment if we are unable to secure such financing in a timely manner. As the Company has no commitment for debt or equity financing, the Company will be reliant upon its own best-efforts fund-raising activities to provide sufficient working capital to fund its current and future needs, as well as on the potential cash flow from operations. There can be no assurances that the Company will be successful in its best-efforts capital raising or receive significant cash flow from operations; and the failure to generate needed working capital may result in the curtailment or cessation of its business, and losses for investors.

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

The value of our assets, our ability to raise capital and any future economic returns are substantially dependent on the prices of gold and silver. Gold and silver prices fluctuate daily and are affected by numerous factors beyond our control. Factors tending to influence gold prices, for example, include:

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

Risks Related to our Common Stock

The Company’s Common Stock was Deregistered and Trading was Halted.

In July of 2020, the Company received notice from the SEC that it was seeking to deregister the Company’s common stock pursuant to Section 12(j), based on the Company’s failure to file periodic reports with the Commission and otherwise provide current information to the market.  This failure was based in large part from the need to restate its financial statements and the need to find and engage a PCAOB auditor who was willing to conduct and provide the required audits amid the SEC and DOJ’s investigations. Although we were able to secure a qualified auditor, we were not able to make our filings quickly enough and by the time they were completed, the Commission had already sent a notice under Section 12(k). The Commission takes a hardline position in these situations such that once they have instituted deregistration proceedings, the only options available to the Company were to litigate or settle and consent to the deregistration of the Company’s common stock. Historically, registrants have not been successful in litigating with the Commission over Section 12(j) matters and therefore the Company determined that the best course of action was to consent to deregistration of its common stock and then file a new registration statement on Form 10-12G. The Company has signed a settlement agreement with the SEC with respect to the registration of its common stock in response to the Commission’s institution of deregistration proceedings under Section 12(j), and has re-registered the same under Section 12(g) by way of filing our Form 10-12G and the filing has been ordered effective by the SEC on August 4, 2022. Currently the Company is preparing the application to the Over-the-Counter Markets Group (“the OTC”) to trade on their QB tier. Upon the OTC completing their due diligence on the application their and approval of the application, it will submit a Form 211 to the Financial Industry Regulatory Authority (“FINRA”) for their final review and acceptance of the OTC due diligence process. The Company filed a complete and current Form 10-12G and it meets the informational requirements of the SEC Rule 15c2-11. Upon the FINRA approval, they will issue our trading symbol and the Company will begin trading. Any delay or failure in securing FINRA’s final approval and issuance of our trading symbol would result in our shareholders not having a public market to sell their shares. Further, it would make it more difficult for the Company to obtain the financing it requires.

Our common stock is not currently traded, and there is no guarantee that our stock will be tradable or that if it is as to the prices at which the shares may trade.

Trading of our common stock recently was most recently quoted by OTC Markets Group, Inc., under the ticker symbol “SFEG.” Since the Company was not current in its filings with the U.S. Securities and Exchange Commission (the “SEC” or “Commission”), the Company it had a “skull and cross bones” associated with its trading symbol (the symbol used by OTC Markets meaning “Caveat Emptor” or buyer beware) but trading was suspended indefinitely when the SEC approved the Company’s settlement agreement which culminated in the deregistration of its common stock following the proceedings instituted by the Commission under Section 12j. In July 2020 we received notice that on June 25, 2020, the Commission had issued an order suspending trading under Section 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”). Thereafter, the Commission commenced administrative proceedings to de-register the Company’s common stock under Section 12(j) of the Exchange Act. On December 17, 2020, the SEC order suspending trading went into effect.

Currently the Company is preparing the application to the OTC to trade on their QB tier. Upon the OTC completing their due diligence on the application and their approval of the application, it will submit a Form 211 to the Financial Industry Regulatory Authority (“FINRA”) for their final review and acceptance of the OTC due diligence process. The Company filed a complete and current Form 10-12G and it meets the informational requirements of the SEC Rule 15c-211. Upon the FINRA approval, they will issue our trading symbol and the Company will begin trading. Any delay or failure in securing FINRA’s final approval and issuance of our trading symbol would result in our shareholders not having a public market to sell their shares. This in turn would negatively affect the Company’s ability to secure the funding required for it to execute on its business plan, which would negatively affect its operations and could result in a complete loss to investors.

Although our Form 10-12G became effective, with all comments cleared, we still face challenges in receiving FINRA approval and even if we are successful and resume trading, trading may still be limited or suffer because we are not listed on an established securities exchange.

Although management is optimistic that we will receive approval to resume trading and views any delays as a short-term issue as of the date of filing of this Form 10-K, there can be no assurances that we will in fact receive timely approval to resume trading or that we will ever be successful in our efforts to resume trading. Additionally, even if we are able to resume trading through the quotations on OTC Markets, not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions, number of market makers and lack of security analysts’ research coverage of the Company. This may result in systemically lower prices for your common stock than might otherwise be obtained if the Company had been listed on the NYSE or NASDAQ exchanges and could also result in a larger spread between the bid and ask prices that are quoted for our common stock.  Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or that there will be sufficient volume to allow stockholders to sell their shares without having an adverse effect on market prices.

Because our common stock is currently a “penny stock,” it may be difficult to sell shares at times and prices that are acceptable.

Assuming we are successful in having our stock resume trading on OTC Markets, our common stock will likely be considered a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Assuming a market maker are allowed to provide bid and offer quotations because we have been successful in securing through our OTC application process and we are able to satisfy FINRA’s requirements, we will continue to be considered a “penny stock.” The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks overall as a result. Accordingly, you may not always be able to resell shares of our common stock in ordinary transactions at times and prices that you feel are appropriate.

If we are successful, it our efforts to have our stock resume trading, the sale of it by existing stockholders may depress its price due to the limited trading market that would likely exist.

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

If the Company is successful in its efforts to have its common stock resume trading, the Company’s stock price and volume is likely to be highly volatile, limited and sporadic.

The market price of our common stock fluctuated historically and if the Company is successful in its efforts to have it resume trading is likely to continue to fluctuate in the future. These fluctuations may be exaggerated since the trading volume would likely be volatile, limited, and sporadic. These fluctuations may or may not be based upon any business or operating results. Our common stock may experience similar or even more dramatic price and volume fluctuations in the future, if our efforts are successful and its trading resumes.

The Company will not pay dividends on its common stock.

We have never paid any cash dividends on any shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates. This may never happen and investors may lose all of their investment in our company.

If trading in our common stock is allowed to resume, any outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock.

We have offered and sold and will continue to offer and sell shares without registration under the Securities Act, through exemptions available under the Securities Act. All such shares are "restricted securities" as defined by Rule 144 ("Rule 144") when issued under available exemptions from registration under the Securities Act, and cannot be resold without registration except in reliance on Rule 144 or another applicable exemption from registration. In general, under Rule 144, our non-affiliates (who have not been affiliates within the past 90 days) can sell restricted shares held for at least six months, subject only to the requirement that we make current information available publicly as required by Rule 144. However, since being deregistered, some broker-dealers may require a one year holding period out of an abundance of caution if they take the position that the Company could have been a shell at some point. Shareholders including our affiliates could sell restricted securities after they have been held for six months if broker-dealers are willing to accept that the Company has never been a shell, subject to compliance with manner of sale, volume restrictions, Form 144 filing and current public information requirements.

No prediction can be made as to the effect, if any, that future sales of restricted shares of common stock, or the availability of such common stock for sale, would have on the market price of the common stock prevailing from time to time, assuming the resumption of trading. Sales of substantial amounts of such common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of the common stock.

Risk Factors Related to the COVID-19 Pandemic.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our product but our overall ability to react timely to mitigate the impact of this event. Our mine manager and two employee miners contracted COVID-19 and our operations were negatively affected in the form of delays in the execution of our business plan. Although, it appears that the Company will not continue to experience issues due to COVID-19, assuming that the vaccines on the market prove successful, of which there can be no assurance. It is possible that new variants of the COVID virus may develop and that they may have the same or worse impact on our future operations and in our markets as was experienced with COVID-19.

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 550,000,000 shares of common stock, $0.002 par value per share. As of June 30, 2022 and 2021 there were 441,308,551 and 433,018,551, shares of our common stock issued and outstanding, respectively. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our Company’s common stock could seriously decline in value.

Our prior trading in our common stock on the OTC Pink Exchange has been subject to wide fluctuations.

Our common stock was quoted for public trading on OTC Markets prior to Commission order suspending trading that went into effect on December 17, 2020. Historically, the trading price of our common stock has been subject to wide fluctuations. Assuming trading resumes, of which there can be no assurance, the trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Delaware law our Certificate of Incorporation and our by-laws provide for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Certificate of Incorporation and By-Laws include provisions that eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of our directors and our shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director's liabilities under the federal securities laws or the recovery of damages by third parties.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading was suspended on our common stock following the deregistration of our common stock in accordance with our settlement with the SEC.

Trading in our common stock was suspended after the SEC commenced Administrative Proceedings under 12k of the Exchange Act. The Commission then commenced proceedings under 12j of the Exchange Act to deregister our common stock because we had not posted current information by filing the required Periodic Reports on Forms 10-K and 10-Q. We had not made these filings because of the need to restate our financial statements following the misappropriation of funds by our former CEO, Thomas Laws. However, notwithstanding these mitigating circumstances, the failure to file the required reports is a matter of strict liability and has resulted in the deregistration of our common stock, which became effective on December 17, 2020 following execution of our settlement agreement with the Commission. We may not be able unable to satisfy FINRA’s requirements in a timely manner or at all, market makers will not post bids or offers for our common stock.

On September 28, 2021, the SEC compliance date of their amended Rule 15c2-11and the amended FINRA rule 6432 went into effect. The amended Rule 15c2-11 allows a qualified IDOS (i.e., the OTC Markets) to comply with the information review requirements, to publish an affirmative determination that it has conducted such review, and for the broker-dealer to rely on the OTC markets determination without conducting an independent review. As long as the OTC Markets makes it known to the public that it has completed a review, a broker-dealer can quote or resume quoting the securities and be in compliance with Rule 15c2-11. The amended Rule 6432 requires that (i) a qualified inter-dealer quotation system (Qualified IDOS) (i.e. OTC Markets) submit a modified Form 211 filing to FINRA in connection with each initial information review that it conducts; (ii) a Qualified IDOS ( OTC Markets) that makes a certain publicly available determination under Rule 15c2-11 submit a daily security file to FINRA containing applicable summary information for all securities quoted on its system, and (iii) other changes to the FINRA Rule 6432 and the form 211 to further clarify the operation of the rule and conform it to the amended Rule 15c2-11.

The Company has registered its common stock with the SEC on Form 10-12G and the filing has been declared effective by the SEC on August 4, 2022, resulting in the Company becoming an Exchange Act reporting company at that time. The information contained in its Form 10-12G filing was complete and current information, and as a result, the effective filing contains the current information that meets the requirements of Rule 15c2-11.

Until we are able to have our Form 211 approved by FINRA and a trading symbol issued by FINRA, of which there can be no assurance, it may be difficult for the Company to secure the financing it requires to implement its current business plan.

The filing of our Registration Statement on Form 10-12G should allow us to receive FINRA approval more quickly than we would have if we had not been an Exchange Act reporting company, there is no way to determine the length of time it may take to receive final approval or if we will receive approval at all. Any delays in our ability to secure approval for the filing of our Form 211 t by FINRA and by the OTC will delay market makers from posting bids and offers for our common stock and this in turn, may make it more difficult for the Company to find investors and the capital required for it to implement its business plan. The lack of an active market or even posted bids and offers severely limits our shareholders and prospective shareholders from availing themselves of an exit in the event that they need or want to sell their shares. As a result, many prospective investors may be reluctant to invest in our common stock unless we are able to have market makers resume posting bids and offers. Until the listing is complete, with FINRA’s approval, the Company may have difficulty in finding investors that are willing to purchase shares.  Even if investors are willing to purchase shares, they may not be willing to purchase unless shares are offered at substantially lower prices. Any of the forgoing impediments to our ability to sell shares at what we believe are reasonable prices or at all, would have a negative impact on the Company and its operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC Staff comments.

ITEM 2.  PROPERTIES

Mining Claims

Patented Mining Claims

We hold seven (7) patented claims related to the Jim Crow Imperial Mine and the one (1) for the Billali Mine, all of which are held by our wholly owned subsidiary, Minerals Acquisitions, LLC, together with thirteen (13) for the Alhambra Mine held by our wholly owned subsidiary, Bullard’s Peak Corporation.  Patented mining claims, such as the ones located in our Jim Crow Imperial Mine, our Billali Mine and our Alhambra Mine, are mining claims on federal lands that are held in fee simple by the owner. No maintenance fees or royalties are payable to the BLM; however, payments and royalties with third parties are applicable on some of these claims.

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

Our exploration, development and mining rights relate to patented and unpatented mining claims covering federal and State lands in the State of New Mexico. Location of mining claims under the General Mining Law, is a self-initiation system under which a person physically stakes an unpatented mining claim on public land that is open to location, posts a location notice and monuments the boundaries of the claim in compliance with federal laws and regulations and with state location laws, and files notice of that location in the county records and with the Bureau of Land Management (“BLM”). Mining claims can be located on land as to which the surface was patented into private ownership under the Stock Raising Homestead Act of 1916, 43 U.S.C. §299, but the mining claimant cannot injure, damage or destroy the surface owner's permanent improvements and must pay for damage to crops caused by prospecting. Discovery of a valuable mineral deposit, as defined under federal law, is essential to the validity of an unpatented mining claim and is required on each mining claim individually. The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The General Mining Law also contains a provision for acquiring five-acre claims of non-mineral land for mill site purposes. A mining operation typically is comprised of many mining claims.

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The General Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201 et seq., mining claims are invalidated if evidence of assessment work is not timely filed with the BLM. However, in 1993 Congress enacted a provision requiring payment of a small claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than 10 claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim. The General Mining Law provides a procedure for a qualified claimant to obtain a mineral patent (i.e., fee simple title to the mining claim) under certain conditions. It has become much more difficult in recent years to obtain a patent. Beginning in 1994, Congress imposed a funding moratorium on the processing of mineral patent applications which had not reached a designated stage in the patent process at the time the moratorium went into effect. Additionally, Congress has considered several bills in recent years to repeal the General Mining Law or to amend it to provide for the payment of royalties to the United States and to eliminate or substantially limit the patent provisions of the law. Any such changes to the law and increases to our costs would have a negative impact on our results of operations.

Mining claims are conveyed by deed or leased by the claimant to the party seeking to develop the property. Such a deed or lease (or memorandum of it needs to be recorded in the real property records of the county where the property is located, and evidence of such transfer needs to be filed with the BLM in order to secure “title” to such claims. It is not unusual for the grantor or lessor to reserve a royalty, which as to precious metals often is expressed as a percentage of net smelter returns.

[The Remainder of this Page is Intentionally Left Blank]

Mining Properties General Locations

Santa Fe Gold Mining Properties In Grant County, New Mexico
Billali Mine
Jim Crow-Imperial Group
Black Hawk District

Steeple Rock District, Grant County New Mexico – Project Description

Properties - The Jim Crow, Imperial and Billali Mines

Santa Fe’s properties consist of the Jim Crow group of patented and unpatented claims in the southern part of the district and the Billali patented claim in the northern part of the district. The Jim Crow group is made up of seven patented mining claims and the Billali consists of one (1) patented mining claim.

Patented Lode Claims

	Name	MS No.
1	Imperial Lode	MS 1012 A
2	Jim Crow Lode	MS 1012 B
3	Gold King Lode	MS 1012 C
4	Portal Lode	MS 1012 D
5	Gold Bug Lode	MS 1012 E
6	Red Prince Lode	MS 1012 F
7	Three Brothers Lode	MS 1012 G
8	Contention Lode	MS 1012 H

The Jim Crow group also consists of two unpatented mining claims and Mineral Acquisitions, LLC controls nine unpatented mining claims.

Unpatented Lode Claims

	Name	BLM Serial Number
1	Papoose No 1 Lode	Leslie Billingsley – claimant
2	Papoose No 2 Lode	Leslie Billingsley - claimant
3	Telephone Ridge No 1	NMMC193685

4	Telephone Ridge No 2	NMMC193686
5	Telephone Ridge No 3	NMMC193687
6	Telephone Ridge No 4	NMMC196049
7	Telephone Ridge No 5	NMMC196050
8	Telephone Ridge No 6	NMMC196051
9	Telephone Ridge No 7	NMMC196052
10	Telephone Ridge No 8	NMMC196053
11	Telephone Ridge No 9	NMMC196054

All the combined mining claims for this project encompass approximately 343 acres.

Location and Access

The Steeple Rock mining district is in the western part of Grant County, New Mexico. The district lies approximately 45 miles east of the town of Safford, Arizona and approximately 10 miles northeast of Duncan, Arizona. The district is reached by well-maintained county roads from Duncan.

Billali Claim
Showing
Existing Workings & Historic Diamond Drill Holes
Coordinates = NM State Plane West
Hoover Tunnel
Billali Claim
Billingsley Decline
Historic Diamond Drill Holes
Knudson Tunnel
Co. Road
Cor 1
Cor 2
Cor 3
Cor 4
Cor 5
668,000
2,370,000

District, Historical and Prior Operations

The Steeple Rock district was discovered in the 1860’s and was in production until the so-called “silver panic” of 1893.  Since 1893, there has been little activity.  We believe that the Steeple Rock district was reopened at different times in the 1950’s, 1960’s and the 1970’s, but no sustained development or production is believed to have occurred. There has been some trenching and surface Geochem work done at various times. During the time of elevated precious metal prices after 1980 there was considerable activity, including a project at the Imperial-Jim Crow Mine by Queenstake Resources in the early 1980’s and work by ASARCO also in the 1980’s. The Billali was explored by Biron Bay Resources in 1990-1993 and again in 2013-2014 by Shooting Star Mining Co. In 2010 the Summit mine was successfully developed and operated but closed in 2013.

Title and Ownership of the Billali, Jim Crow and Imperial Mine Projects

The Company determined the Agreement with the sellers of the properties is Right of Use (“ROU”) asset lease at its inception and provides for grant of use. The Company has the right to cancel the Agreement at any time. The Company currently considers the properties to be exploration properties. The Agreement gives the Company surface, mining, and access rights. These are subject only to any limitations imposed by federal, state and local regulations, the free, unrestricted and uninterrupted right of access, for ingress and egress to the Billali, Jim Crow and Imperial Mines over existing roads or alternate routes approved by Seller and the right to enter upon and occupy the Billali, Jim Crow and Imperial Mines for all purposes reasonably incident to: exploring for, developing, mining (by underground mining, surface mining, strip mining or any other surface or subsurface method, including any method later developed), extracting, milling, smelting, refining, stockpiling, storing, processing, removing and marketing there from, all ores, metals, minerals, mineral products (including intermediate products) and materials of every nature or sort, and the right to place, construct, maintain, use and thereafter remove such structures, facilities, equipment, roadways, haulage ways, utility lines, reservoirs and water courses, and other improvements as may be necessary, useful or convenient for the full enjoyment of all of the rights granted, are the rights granted by the seller under our agreement. We have sole and exclusive custody, possession, ownership and control of all ore, rock, drill core and other mineral substances extracted or removed from the Billali, and Jim Crow and Imperial Mines and may sell or otherwise dispose any of the forgoing. We have also been granted the right to use any of the seller’s water rights, which were assigned to the Company, on, about, under or appurtenant to the Billali and Jim Crow Mines to facilitate the exploration, mining and processing rights we were granted under our agreement with the seller. Until the total price under the agreement is paid in full, title on all of the properties and all unpatented property will remain in the name of the seller.

Mineralization and Geology

The Steeple Rock district is classified as a high level, epithermal gold and silver bearing, quartz vein system hosted principally in andesite lava flow rock which comprises the lower part of the tertiary volcanic section in the region. Other rocks exposed within the district are Precambrian igneous and metamorphic rocks, Paleozoic sedimentary rocks, and Mesozoic igneous and sedimentary rocks. The veins trend northwesterly and northerly. Most of the historic production has been from the northwest trending set of veins. Veins within the district are numerous and only a few of them have undergone systematic development to date. The ore in the Steeple Rock district appears to be controlled by rock lithology, with the host rock being a coarse-grained quartz diorite. Vein boundaries are sharp and the vein filings are generally recognizable visually. Mineralization in the Steeple Rock mining district consists of numerous narrow carbonate veins containing varying amounts of cobalt and nickel, silver, uranium, and arsenic. This is a geologic type of mineral deposit generally referred to as “five element veins.”

Description of the Jim Crow and Imperial Mines

The Jim Crow group covers approximately 4,000 feet strike length on the north trending Imperial vein and approximately 2,600 feet strike length of the northwest trending Jim Crow vein system. The Imperial mine occupies the southernmost 1,000 feet of the Imperial vein at which point the Jim Crow system branches to the northwest. The north trending Imperial continues another 3,050 to the property end line.  The Jim Crow trend consists of three, possibly more, sub-parallel veins converging in the northwest.

The Jim Crow mine is well equipped and in good working order. It is served by a 320-foot-deep inclined shaft with a well-designed steel headframe. The hoist is equipped with up-to-date safety devices. The shaft is capable of lifting 30 tons per hour and can handle both ore and waste at the same time. The mine has three levels, 50 feet, 200 feet and 300 feet, all with air, water and ventilation services installed. Broken muck is moved to the shaft by scrapers on the 50- and 200-foot levels and by a 2-foot gauge rail on the 300-foot level.

The location of the Jim Crow mine is highly advantageous in that the unexplored and undeveloped segments of the Imperial and Jim Crow veins can be easily accessed from the mine. The lower 300-foot level can be extended to the south to explore and develop the Imperial vein below it and the lowermost 200-foot level in the area intercepted by the encouraging drill holes. It can also be extended to the northwest to explore the northwest extension of the Jim Crow vein and its parallel “wall” veins and the area where these veins “intersect.” The unexplored north trending segment of the Imperial vein could also be readily accessed from the Jim Crow Mine.

Description of the Billali Mine

The Billali property consists of one patented mining claim. It covers 1,200 feet of vein length and is situated approximately 3,000 feet northwest of the Summit mine.

The principal working on the Billali is a 12’ x12’ decline driven at grade of -20% for approximately 1120 feet.  The decline was started on the northeast flank of the vein zone, driven across it for approximately 260 feet and then turned southeast and continued straight along the zone for another, approximately 580 feet. The present water level is at approximately 800 feet. From that point it extends in an irregular manner for another 650 feet to its present head which is approximately 260 feet vertically below the portal. A lateral level was driven 300 feet northeast across the vein zone from the bottom of the decline. The first 856 feet of the decline is set up for rail haulage using a winch stationed on the surface.

The Billali Mine occupies the northwest extension of the Summit vein. In the 1990-1992 time period Byron Bay Resources, a Canadian mining company, conducted an extensive exploration program on the Summit vein including the Billali mine. Data in the mine owner’s archives are poorly documented and drill hole collars are not definitely located. Diamond drilling was done on the Billali claim in 1990, 1991 and 1992. Partial data is available for twenty of these drill holes. Byron Bay Resources company reports dated 1990 and 1991 describe a vein zone approximately 350 feet wide with a discontinuously mineralized footwall and hanging wall quartz veins, ranging from 3 to 15 feet true width.

In 2013 and 2014 Shooting Star Mining Co. optioned the property and continued development. Their intention was to expand on the previous work of Biron Bay Resources and to “in fill” the drill intercepts of that 1990-90 project. They drove the decline to explore the drill intercepts of Biron Bay. The company completed 21 underground diamond drill holes. The Shooting Star drilling failed to establish horizontal continuity for the earlier drilling but did establish that high grade mineralization over economically viable widths was present. They concluded that the prospect would not support a conventional mine-mill operation.

The work by these two companies has demonstrated that, although the vein is not consistently mineralized enough to support a large-scale operation, there are numerous lenses and pockets of high-grade rock that could be profitably extracted by careful development and mining and the Company will be engaging a specialist in connection with the construction of its mill in order to maximize the yield.

Exploration Status

Exploration and development work done in the 1990’s and in the 2011-14 time period suggest there are potentially high-grade zones with indications of vertical continuity distributed throughout the length of the property. These can be in any of the three or more veins that are presently identified within the approximately 350-foot-wide structural zone that makes up Billali vein zone.

Santa Fe is currently mining one of these gold-silver bearing pipe-like bodies that has recently been discovered approximately 180 feet from the portal. Certain long hole drilling in the overlying Hoover Tunnel some 70 feet above suggests that this zone is continuous for at least that far, although we have not conducted any exploration in this area to date. The mined high silica vein rock is being stockpiled and will be tested by the specialists we intend to engage for our mill design. Initially we had planned to send a trial shipment to a nearby smelter pending the aggregation of 500 tons and assuming it was accepted and we were able to execute an acceptable contract with the smelter.  Since that smelter is no longer accepting outside ore and it currently is not cost effective to send our ore to another smelter for initial processing, we have determined that we will need to construct a mill to process our ore into concentrate in order for shipping to become cost effective. Whether we are able to sell to our smelter as initially planned or we construct a mill, the Company intends to mine on three levels approximately 100 vertical feet apart. These levels will crosscut the entire vein zone and the veins will be developed by a series of lateral workings from these crosscuts.

We have not established that our Billali Mine and Jim Crow Mine rights contain proven or probable reserves, as defined under Reg. S-K 1300. The Company has conducted a limited amount of exploration work on the Jim Crow mine to date. The Company commenced work at the Jim Crow mine in late 2019. Work to date has consisted of upgrading the surface facilities, rehabilitating the shaft, expanding the hoisting capability and underground excavation on three levels and a crushing plant site was purchased on January 1, 2020, in Duncan, Arizona. We have extracted approximately 2,000 tons of ore that is sitting on our property awaiting further processing and analysis.

The Company will need to conduct further work on the mine properties for sustained production. Such work will consist of exploration drilling from the surface and underground. The Company will continue to be considered an exploration stage property until it has disclosed reserves and once it has disclosed reserves it will be considered a development stage. Further work to be done includes drifting, raising and slope development, as well as further improvement of the surface facilities.

Power and Water

The Company will be required to use water from the mine, to be stored in a water tank to be placed on the property, for its water source.  It is believed that this water will be sufficient for any development purposes. The Company will be required to place a generator on the property for electricity.

Development Plans

Santa Fe Gold believes that a profitable operation can be established and sustained in the Steeple Rock district by careful development and mining the high silica, gold and silver bearing vein rock thought to be present in both the Jim Crow and Billali mines, although we have not conducted any analytical work to demonstrate this. The district has a long record of producing high quality smelter flux ores that were previously directly shipped to a nearby copper smelter. Both the Jim Crow and Billali mines have well developed infrastructure with services in place. Both can be commissioned with relatively little development cost and continued maintenance. We have extracted ore from the Jim Crow mine recently and have been upgrading the Billali mine with the enhancements to make it ready for development and if successful, production. With the prior COVID-19 situation and other unstated factors, the copper smelter the Company previously utilized is not accepting any outside material from any source. Coupled with some of our mine personnel contacting the COVID-19 virus, we ceased extracting ore until we can develop our alternative business plan and finance its implementation.

With that current situation, we were required to advance our business plan by approximately a year referencing the design and construction of a mine-mill complex in Duncan, Arizona. This site will service both the Company’s property sites in the Steeple Rock mining district and the Black Hawk mining district. The Company will need to raise or finance the construction of the mill complex. The Company’s future revenue is contingent on the construction of a mill complex. The mill complex will require us to raise financing in order for it to be constructed and ramp-up operations at the mill complex and for mining operations. The Company’s plan for operations is reliant on our ability to secure the financing required to construct and operate the mill-complex and continue mining operations. No assurances can be made that the Company will be successful in securing this needed financing or that if it is able to, that it will be on terms acceptable to the Company.

The Company currently has its crushing equipment on this site and retained a specialist firm in Colorado which has completed the analysis our ore and prepared a process and mill site plan with the optimal equipment, methods, chemical reagents that will allow us to realize the maximum yield from our ore. We received the report in late September 2021. This is the first step needed for the construction of our mill and we have the detailed plan of what will be required. The Company anticipates that the total cost to construct the mill site will approximate around $1,200,000. We will need to secure these funds in order to begin construction and to purchase the equipment and materials necessary and to have the mill operational, of which there can be no assurance.

As of filing this Form 10-K, the Company is currently in process of acquiring a mill operation for its head ore to be located on its property in Duncan, Arizona. The seller of the mill has disassembled the mill in Kellogg, Idaho and relocated the mill to the Duncan, Arizona site. Currently all associated costs of the mill and its relocation are being accumulated and finalized by the seller. At this time there are no agreements between the seller and the Company as to terms and sales price of the delivered disassembled mill and such price is anticipated to be negotiated and determined in late fall 2022, when the necessary funding will be raised by the Company for the acquisition of the mill equipment and its construction. At the time of filing this Form 10-K, negotiations for the purchase of the disassembled mill with the seller have not taken place and will be finalized upon the Company raising the adequate funding for the acquisition and determination if the seller or the Company will be responsible for its construction at the mill site.

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

Patented Lode Claims

	Name	MS No.
1	Alhambra Lode	MS 869
2	Kent County Lode	MS 778

3	Blackhawk Lode	MS 364A
4	Butternut Lode	MS 546
5	Little Rody Lode	MS 365A
6	Extension Lode	MS 772
7	Pumpkin Lode	MS 548
8	Silver Glance Lode	MS 366A
9	Good Hope Lode	MS 480
10	Chicago Lode	MS 771
11	Surprise Lode	MS 367A
12	Cornicopia Lode	MS 770
13	Stonewall Lode	MS 547

Unpatented Lode Claims

	Name	BLM Serial Number
1	Alhambra Extension – Lode	NMMC 50356
2	Easy Days – Lode	NMMC 50357
3	Old Hobson – Lode	NMMC 50358
4	Argentine No. 5 – Lode	NMMC 85992
5	Argentine No. 6 – Lode	NMMC 85993
6	Argentine No. 7 – Lode	NMMC 85994
7	Argentine No. 8 – Lode	NMMC 85995
8	Argentine No. 9 – Lode	NMMC 85996
9	Argentine No. 17 – Lode	NMMC 86004
10	Argentite #1 – Lode	NMMC 64721
11	Argentite #2 – Lode	NMMC 64722
12	Argentite #3 – Lode	NMMC 64723
13	Argentite #4 – Lode	NMMC 64724
14	Argentite #10 – Lode	NMMC 64725
15	Argentite #11 – Lode	NMMC 64726
16	Argentite #12 – Lode	NMMC 64727
17	Argentite #13 – Lode	NMMC 64728
18	Argentite #14 – Lode	NMMC 64729
19	Argentite #15 – Lode	NMMC 64730
20	Argentite #16 – Lode	NMMC 64731
21	Argentite #18 – Lode	NMMC 64732
22	Argentite #19 – Lode	NMMC 64733
23	Argentite #20 – Lode	NMMC 64734
24	Argentite #21 – Lode	NMMC 64735
25	Argentite #22 – Lode	NMMC 64736
26	Contention #1 – Lode	NMMC 64719
27	Contention #2 – Lode	NMMC 64720
28	No Show #1 – Lode	NMMC 106382
29	No Show #2 – Lode	NMMC 106383
30	No Show #3 – Lode	NMMC 106384
31	No Show #4 – Lode	NMMC 106385
32	No Show #5 – Lode	NMMC 106386
33	No Show #6 – Lode	NMMC 106387
34	No Show #7 – Lode	NMMC 106388
35	No Show #8 – Lode	NMMC 106389
36	No Show #9 – Lode	NMMC 106390
37	No Show #10 – Lode	NMMC 106391
38	No Show #11– Lode	NMMC 106392
39	No Show #12 – Lode	NMMC 106393
40	No Show #13 – Lode	NMMC 106394

41	No Show #14 – Lode	NMMC 106395
42	No Show #15 – Lode	NMMC 106396
43	No Show #16 – Lode	NMMC 106397
44	No Show #17 – Lode	NMMC 106398
45	No Show #18 – Lode	NMMC 106399
46	No Show #19 – Lode	NMMC 106400
47	No Show #20 – Lode	NMMC 106401
48	Rhonda #1 – Lode	NMMC 106402
49	Rhonda #2 – Lode	NMMC 106403
50	Rhonda #3 – Lode	NMMC 106404
51	Rhonda #4 – Lode	NMMC 106405
52	Rhonda #5 – Lode	NMMC 106406
53	Rhonda #6 – Lode	NMMC 106407
54	Rhonda #7 – Lode	NMMC 106408
55	Rhonda #8 – Lode	NMMC 106409
56	Rhonda #9 – Lode	NMMC 106410
57	Rhonda #10 – Lode	NMMC 106411
58	Rhonda #11 – Lode	NMMC 106412
59	Rhonda #12 – Lode	NMMC 106413
60	Rhonda #13 – Lode	NMMC 106414
61	Rhonda #14 – Lode	NMMC 106415
62	Rhonda #15 – Lode	NMMC 106416
63	Rhonda #16 – Lode	NMMC 106417
64	Rhonda #17 – Lode	NMMC 106418
65	Rhonda #18 – Lode	NMMC 106419
66	Pec-II #1 – Lode	NMMC 106420
67	Barite – Lode	NMMC 109082
68	Barite No. 2 – Lode	NMMC 109083
69	Barite No. 3 – Lode	NMMC 109084
70	Jody #1 – Lode	NMMC 115276
71	Jody #2 – Lode	NMMC 115277
72	Jody #3 – Lode	NMMC 115278
73	Jody #4 – Lode	NMMC 115279
74	Jody #5 – Lode	NMMC 115280
75	Jody #7 – Lode	NMMC 115281
76	Jody #8 – Lode	NMMC 115282
77	Jody #9 – Lode	NMMC 115283
78	Jody #10 – Lode	NMMC 115284
79	Stonewall Surprise – Lode	NMMC 193678
80	Alhambra Extension 2 – Lode	NMMC 193679
81	No Show No. 21 – Lode	NMMC 193680
82	No Show No. 23 - Lode	NMMC 193681

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

Project Status and Exploration Activities

We have not established that our Black Hawk and Bullard Peak rights contain proven or probable reserves, as defined under Reg S-K 1300.  No exploration activities have commenced to date and no exploration costs have been incurred or paid. To date, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work. The Company will need to raise funds to conduct exploration work and it currently lacks firm commitment financing for any exploration activities.

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

On December 1, 2020, the Company made a joint announcement with Texas Mineral Resources Corp. (“TMRC”), of the execution of a letter agreement to pursue, negotiate and thereafter enter into a definitive joint venture agreement with TMRC to jointly explore and develop a targeted silver property to be selected by TMRC among patented and unpatented mining claims held by Santa Fe Gold within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement is subject to the successful outcome of a multi-phase exploration plan to be undertaken in the near future by TMRC. Under terms of the letter agreement TMRC plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe Gold consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. The purpose of the letter agreement was to allow TMRC the ability to enter onto the Company’s property, begin incurring the costs associated with the work necessary to secure a bankable feasible study. The parties may then secure the funding needed to develop and mine the 80 acres that TMRC identifies.  TMRC will be responsible for mining operations and will receive 51% of the profits as defined in the definitive agreement, when executed. The Company will receive 49% of the profits.

On July 28, 2022, TMRC issued a press release that updated the successful completion of their geophysical work in the Blackhawk mining district in New Mexico. The related project details that were provided to TMRC by the advanced technology deployed were cost effective and will assist TMRC in developing their next phase in their exploration program on project site.

Mineralization and Geology

Mineralization in the Black Hawk mining district consists of numerous narrow carbonate veins containing varying amounts of cobalt, nickel, silver, uranium, and arsenic. It is one of a well-known, but poorly understood, geologic type of mineral deposit generally called “five element veins”. They are also rich in uranium, nickel and, of interest today, cobalt. In the Black Hawk district, the host is a coarse-grained quartz diorite. Mining conditions within the veins are good. The lack of strong alteration results in stable walls requiring minimum support, only occasional faults or gouge zones require timber. Vein boundaries are sharp and the vein fillings are easily recognizable visually.

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

The project requires further evaluation of its mineralogical makeup and economic modeling to determine the appropriate course for any potential future development and production. The Company has not conducted a preliminary feasibility study for the project at the time of filing this Registration Statement. Upon completion of the preliminary feasibility study for the project, the Company will prepare an impairment analysis of the project to determine if an impairment is required at that time.

Power and Water

The Company will be required to use water from the mine. Water will be pumped from a mine using one or more electric pumps powered by one or more on-site generators placed on site. Water will be stored in an on-site water tank placed on site for use in processing. We believe that the water we collect from will be sufficient for exploration, development and production purposes. The Company will be required to place a generator(s) on the property for electricity required to run the water pumps and for other operational purposes.

REGULATION S-K 1300 DEFINITIONS

The following definitions are taken from Regulation S-K 1300 which goes into effect in the First Fiscal Quarter of Operations for the Company’s Fiscal year 2022. Previously the Company made disclosures in compliance with Industry Guide 7 for the mining industry entitled “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” contained in the Securities Act Industry Guides published by the United States Securities and Exchange Commission, as amended. There are a number of definitional changes. The following terms have the definitions set opposite them under Regulation S-K 1300:

Exploration Stage Property	The term “exploration stage property” is a property that has no mineral reserves disclosed.

Development Stage Property	The term “development stage property” is a property that has mineral reserves disclosed, pursuant to …[the definition in Reg S-K 1300], but no material extraction.

Inferred Mineral Resource

The term “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Mineral Reserves

The term “mineral reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted

Mineral Resource

The term “mineral resource” is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Probable Mineral Reserve	The term “probable mineral reserve” is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Production Stage Property	The term “production stage property” is a property with material extraction of mineral reserves.

Proven Mineral Reserve	The term “proven mineral reserve” is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Qualified Person	The term “qualified person” is an individual who is:

(1) A mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and

(2) An eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. For an organization to be a recognized professional organization, it must:

(i) Be either:
(A) An organization recognized within the mining industry as a reputable professional association; or
(B) A board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field;
(ii) Admit eligible members primarily on the basis of their academic qualifications and experience;
(iii) Establish and require compliance with professional standards of competence and ethics;
(iv) Require or encourage continuing professional development;
(v) Have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and
(vi) Provide a public list of members in good standing.

Relevant experience means, for purposes of determining whether a party is a qualified person, that the party has experience in the specific type of activity that the person is undertaking on behalf of the registrant. If the qualified person is preparing or supervising the preparation of a technical report concerning exploration results, the relevant experience must be in exploration. If the qualified person is estimating, or supervising the estimation of mineral resources, the relevant experience must be in the estimation, assessment and evaluation of mineral resources and associated technical and economic factors likely to influence the prospect of economic extraction. If the qualified person is estimating, or supervising the estimation of mineral reserves, the relevant experience must be in engineering and other disciplines required for the estimation, assessment, evaluation and economic extraction of mineral reserves.

(1) Relevant experience also means, for purposes of determining whether a party is a qualified person, that the party has experience evaluating the specific type of mineral deposit under consideration (e.g., coal, metal, base metal, industrial mineral, or mineral brine). The type of experience necessary to qualify as relevant is a facts and circumstances determination. For example, experience in a high-nugget, vein-type mineralization such as tin or tungsten would likely be relevant experience for estimating mineral resources for vein-gold mineralization, whereas experience in a low grade disseminated gold deposit likely would not be relevant.

Note 1 to paragraph (1) of the definition of relevant experience: It is not always necessary for a person to have five years' experience in each and every type of deposit in order to be an eligible qualified person if that person has relevant experience in similar deposit types. For example, a person with 20 years' experience in estimating mineral resources for a variety of metalliferous hard-rock deposit types may not require as much as five years of specific experience in porphyry-copper deposits to act as a qualified person. Relevant experience in the other deposit types could count towards the experience in relation to porphyry-copper deposits.

(2) For a qualified person providing a technical report for exploration results or mineral resource estimates, relevant experience also requires, in addition to experience in the type of mineralization, sufficient experience with the sampling and analytical techniques, as well as extraction and processing techniques, relevant to the mineral deposit under consideration. Sufficient experience means that level of experience necessary to be able to identify, with substantial confidence, problems that could affect the reliability of data and issues associated with processing.

(3) For a qualified person applying the modifying factors, as defined by this section, to convert mineral resources to mineral reserves, relevant experience also requires:
(i) Sufficient knowledge and experience in the application of these factors to the mineral deposit under consideration; and
(ii) Experience with the geology, geostatistics, mining, extraction and processing that is applicable to the type of mineral and mining under consideration. (Remainder of page left blank.)

The SEC replaced its disclosure requirements for mining companies and replacing Industry Guide 7 with Regulation S-K 1300 et. seq. This new disclosure goes into effect for the Company beginning with the first quarter of our fiscal year beginning July 1, 2021. Because of this, we are required to file our annual reports and quarterly reports aligned to S-K 1300 requirements. The S-K 1300 is aligned more closely to CRIRSC definitions and shares similarities with, but not equal to, other reporting codes applicable to the mining industry such as NI 43-101. Industry Guide 7 will remain effective until all registrants are required to comply with the rules, at which time Industry Guide 7 will be rescinded. Note that under Reg. S-K 1300, there is a greater focus on “materiality” and integrity or quality of information. The concept of a “qualified person” is added where there are results of exploration disclosed in terms of quantified mineral content and the various reports with the prescribed content required in each, every technical report referenced under Regulation. S-K 1300 must be prepared by a qualified person. Thus, where previously we could have disclosed certain limited exploration results that we were able to secure from the prior owner of a property in which we now have mining interests, where the data was incomplete and yet the prior owner’s notes did have the gold and silver content listed per ton at various drill holes listed, where that information was purported to have come from a report prepared in a large exploration program of the area where the property is situated, however under Regulation S-K 1300 we may not disclose that information if it was not based on work prepared by a qualified person. Without a way to determine that the reports, summary technical report or property disclosure was prepared by a qualified person, as defined in Regulation S-K 1300. Under Item 1302(a)(1) of Regulation S-K 1300, we may disclose historical information in technical reports, property disclosures and other summaries of work, provided it is based on the work of a qualified person. However, since it is from the prior owner’s notes and those notes were incomplete and there isn’t a way to determine conclusively if it was based on the work of a qualified person, we have determined that the information may not be disclosed.

ITEM 3.  LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at June 30, 2022 and 2021 was $53,322 and $45,002 respectively. Interest on the obligation for the years ended June 30, 2022 and 2021 was $8,320, respectively for both years.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at June 30, 2022 and 2021 was $77,994 and $67,862, respectively. Interest on the obligation for the years ended June 30, 2022 and 2021 was $10,132, respectively.

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

A former director and former chief executive officer of the Company, Mr. Thomas H. Laws, entered into a secured promissory note and security agreement in the principal amount of $930,000 in favor of the Company on September 19, 2018, bearing interest at the annual rate of 4% and maturing on September 30, 2018 (“Secured Promissory Note”). The Company requested the former chief executive to execute the Secured Promissory Note and security agreement as a result of the matters discussed below prior to the completion of the special committee investigation. The security interests included certain real estate and a Cessna model 182G airplane. The Secured Promissory Note also contains late fee and default provisions under the deeds of trust, Security Agreement and other agreements.

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. As of the filing of this annual report, we have determined that the costs associated with Mr. Laws action currently aggregate to approximately $1,651,263 including legal charges and forensic accounting, of which we have collected $990,632 in cash and property with an estimated net market value of $25,800 as of the date of filing of this Form 10-K.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws has been sentenced on the charges which he plead, to 81 months in prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. In November 2020 the court awarded various Law’s properties to the Company and in

December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March 2021. The Company does not anticipate receiving any additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court.

In April 2021, the Company was served with a complaint in the State of Florida by Euro Bentley Advisors, LLC (“EBA”) for the sum of $120,000 based on the alleged breach of contract between the Company and EBA. The Company has settled this litigation in the amount of $100,000 and has paid $30,000 against this obligation in our quarter ending December 2021 and the remaining $70,000 was paid in February 2022.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal years ended June 30, 2022 and 2021, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) as no material mining activity had commenced.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Prior to the Commission stop order on the trading of our common stock and deregistration on December 17, 2020, our common stock traded on the OTC PINK Exchange under the ticker symbol “SFEG.” The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock. Trading was sporadic and limited. Quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent at which actual transactions were affected.

OTCPINK

	(U.S. $)
	HIGH	LOW
Fiscal 2022
Quarter ended September 30, 2021 Delisted	0.0000	0.0000
Quarter ended December 31, 2021 Delisted	0.0000	0.0000
Quarter ended March 31, 2022 Delisted	0.0000	0.0000
Quarter ended June 30, 2022 Delisted	0.0000	0.0000

Fiscal 2021
Quarter ended September 30, 2020	0.0940	0.0480
Quarter ended December 31, 2020	0.0598	0.0300
Quarter ended March 31, 2021 Delisted	0.0000	0.0000
Quarter ended June 30, 2021 Delisted	0.0000	0.0000

Holders of Common Equity

As of June 30, 2022, we had approximately 864 holders of record of our common stock.

Transfer Agent

Colonial Stock Transfer Co. is the transfer agent for our common stock. The principal office of Colonial Stock Transfer Co. is located at 7840 S 700 E, Sandy, Utah 84070 and the telephone number is (801) 355-5740.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have an effective equity compensation plan, whether approved by shareholders or not.

Recent Sales of Unregistered Securities

During the Company’s 2021 and 2022 fiscal years ending June 30, the Company received proceeds from the sale of shares of its Common Stock of $929,000 and $414,500 respectively. A total of 15,366,668 shares were sold during fiscal 2021 at an average price per share of $0.0604 per share, with prices ranging between $0.05 and $0.07 per share.  A total of 8,290,000 shares were sold during fiscal 2022 at a price of $0.0500 per share and were at a discount to the market price on the date of delisting at a discount price per share of $0.098 per share, The shares sold and issued were shares of restricted Common Stock made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, and/or Rule 506 of Regulation D promulgated thereunder. The investors were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investor” and/or “accredited investors.” The Company provided and made available, to the investors, full information regarding its business and operations. There was no general solicitation in connection with the offers or sales of the restricted securities. The investors acquired the restricted common stock for their own accounts, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by exemptions from registration requirements of Section 5 of the Securities Act—the existence of any such exemptions is subject to legal review and approval by the Company.

Date	Security	Number of Shares	Purchaser	Proceeds ($)	Consideration
7/07/2020	Common Stock	750,0000	Investor	Nil	Bonus
7/13/2020	Common Stock	3,500,000	Investors	175,000	Cash
7/15/2020	Common Stock	1,500,000	Investor	105,000	Cash
7/28/2020	Common Stock	1,500,000	Investor	105,000	Cash
7/31/2020	Common Stock	213,162	Consultant	Nil	Advisory Services
9/03/2020	Common Stock	750,000	Investor	52,500	Cash
9/29/2020	Common Stock	833,334	Investor	50,000	Cash
10/08/2020	Common Stock	2,500,000	Investor	150,000	Cash
10/31/2020	Common Stock	230,167	Consultant	Nil	Advisory Services
11/04/2020	Common Stock	2,500,000	Investor	150,000	Cash
01/07/2021	Common Stock	250,000	Investor	17,500	Cash
01/11/2021	Common Stock	833,334	Investor	50,000	Cash
01/31/2021	Common Stock	250,000	Consultant	Nil	Advisory Services
02/22/2021	Common Stock	150,000	Investor	10,500	Cash
03/11/2021	Common Stock	1,000,000	Investor	60,000	Cash
03/22/2021	Common Stock	50,000	Investor	3,500	Cash
04/30/2021	Common Stock	250,836	Consultant	Nil	Advisory Services
7/12/2021	Common Stock	70,000	Investor	3,500	Cash
7/30/2021	Common Stock	2,000,000	Investor	100,000	Cash
8/17/2021	Common Stock	2,000,000	Investor	100,000	Cash
9/14/2021	Common Stock	100,000	Investor	5,000	Cash
10/28/2021	Common Stock	600,000	Investor	30,000	Cash
01/01/2022	Common Stock	60,000	Investor	3,000	Cash
02/02/2022	Common Stock	1,000,000	Investor	50,000	Cash
02/17/2022	Common Stock	1,400,000	Investor	70,000	Cash
04/21/2022	Common Stock	1,000,000	Investor	50,000	Cash
05/02/2022	Common Stock	60,000	Investor	3,000	Cash

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Cautionary Statement on Forward-Looking Statements” appearing at the beginning of this Annual Report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. See “Financial Statements”. Our actual future results may be materially different from what we currently project.

Overview of Operating Highlights

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in New Mexico. We own an advanced stage exploration project in the Black Hawk mining district located in Grant County, New Mexico and have the mineral and mining rights to our project in the Steeple Rock District, Grant County New Mexico.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.  If the Company becomes unable to continue as a going concern, it may be unable to realize the carrying value of its assets or to meet its liabilities as they become due.

We have a total accumulated deficit of $114,974,250 at June 30, 2022. To continue as a going concern, we are dependent on continued fund raising and future cash flow from operations. However, currently we have no commitment in place from any party to provide additional capital and there is no assurance that such funding will be available, or if available, that its terms will be favorable or acceptable to us or that sufficient cash flow will be obtained in our 2023 fiscal year, to allow us to meet our obligations as the come due, and allow us to meet our current business plan.

Current Plan of Operation

We believe that investors will gain a better understanding of our Company if they understand how we measure and talk about our results.  As an exploration company, we recognize the importance of managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases that are essential to preserve the value of our mineral property assets and mineral interests we hold.

For the fiscal year 2023, our current business plan is to undertake the following:

Finalize the mill purchase and construction for ore processing and concentration.

Continued mine enhancements at the Jim Crow and Billali mines.

Resume mining operations at the Jim Crow and Billali mines.

Process ore into concentrates and monetize for working capital cash flow.

Results of Operations

The following table sets forth Condensed Consolidated Statements of Operations data for the periods presented:

	For the Year Ended June 30,
	2022	2021
Revenues	$—	$—
Exploration and mine related	124,447	546,895
General and administrative	1,332,181	1,662,022
Loss on asset disposition	—	1,836
Total expenses from operations	1,456,628	2,210,753
(Loss) from Operations	(1,456,628)	(2,210,753)
Other (Expense) Income	(877,464)	130,241
Net (Loss)	$(2,334,092)	$(2,080,512)

Significant changes in our results of operations are more fully described below.

Fiscal Year Ended June 30, 2022 Compared to Fiscal Year Ended June 30, 2021

Revenues

We are an exploration stage company as defined in regulation S-K 300 with limited operations and have generated no revenues during our fiscal years ended June 30, 2022 and 2021.

Operating Expenses

Our operating cost incurred in our fiscal year ended June 30, 2022, decreased $754,125 from $2,210,753 in the fiscal year ended June 30, 2021 to $1,456,628 for the fiscal year ended June 30, 2022. Details of the significant changes are as follows.

Exploration and other mine related costs: The decrease in exploration and mine related costs incurred in the current fiscal year was $422,448 and was a result of decreased activity at the Jim Crow mine. The decrease was mainly attributable to decreases in the following areas: $269,702 in wages and payroll burden costs, and other major areas of mine related operating costs of $152,746.

General and administrative: The decrease in general and administrative of $329,841 was mainly attributable to decreases in the following areas: salaries and related payroll burden of $47,306, consulting fees of $214,932, insurance of $23,487, SEC processing fees of $10,785 and legal fees of $110,456. These decreases were offset by increases in the following; BLM claim fees of $18,380, audit fees and miscellaneous general costs of $18,865 and costs associated with options and warrants of $41,300.

Other Income (Expense)

Other income and (expense) for the fiscal year ended June 30, 2022, was $(877,464) as compared to $130,241 for the fiscal year ended June 30, 2021, a decrease in other income of $(1,007,705). The net decrease in other income for the current year of measurement is mainly comprised of the decreases in the following other income components: gain on debt extinguishment of $226,367 and recovery of misappropriated funds of $540,702. These decreases in other income were offset by increased other expenses in financing costs-commodity supply agreement of $218,096 and interest cost of $22,538.

Recent Equity Transactions, Financing Facilities and Debt Settlements

Below summarizes equity financing, financing facilities and debt settlements in our fiscal years ended June 30, 2022 and 2021 as follows:

	For the Year Ended June 30,
	2022	2021
Restricted common stock sold to accredited investors	8,290,000	25,399,720

Funds Generated
Gross proceeds from equity financing	$414,500	$929,000
SBA PPP loan proceeds	—	127,520
Note payable proceeds	500,000	—
Insurance proceeds	—	17,906
Proceeds from sale of assets	38,167	—
Cash provided for working capital	$952,667	$1,074,426

Funds Utilized
Cash payments on notes payable	$10,000	$—
Payments on mineral leases	300,000	300,000
Purchase of property and equipment and deposits	179,469	22,860
Rent deposit	125	—
Payments on lease principle	4,403	17,503
Cash utilized from working	$493,997	$340,363

Significant changes in our results of operations are more fully described below.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $19,939 and a working capital deficit of $21,872,755. At June 30, 2022, we were in arrears on old debt aggregating approximately $19,779,121 that was incurred prior to our bankruptcy filing. We have had no revenues since emerging from bankruptcy, and we are not currently profitable.  We currently do not have sufficient capital to fund operations through our fiscal year ending June 30, 2023 and will need to raise additional funding to implement our current business strategy. We have previously commenced production operations at the Jim Crow mine and implemented mine improvements and water removal in the fourth calendar quarter of 2020 to the Billali mine site. In the last week of November 2020, our mine manager contacted the COVID-19 virus and later two of our employee miners contacted it also and we shut the mining operation down and from that time to current, the mines and equipment are under a maintenance protocol. The mines will remain under this maintenance protocol until the processing mill is constructed at the Duncan Arizona site and ready for operation.

Currently, there can be no assurance of any revenue from these mine sites until we construct our processing mill. Ore previously produced is being inventoried for future processing at the future mill site. Even if we are successful in developing any of our properties, we expect to incur operating losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future. As the Company has currently has no commitment for debt or equity financing, the Company will be reliant upon its own best-efforts fundraising activities to provide sufficient working capital to fund current and immediate plan requirements.  There can be no assurance that the Company will be successful in its capital raising efforts, and the failure to raise needed capital will likely result in the curtailment or cessation of our business which would adversely affect investors.

Cash Flows Used in June 30, 2022 Operations

Cash used to fund our operations which included corporate general and administration expenses, land holding costs, and mine maintenance programs at our Jim Crow and Bilalli projects was $466,189.

The Company continues to build our asset base with capital expenditures. In fiscal 2022 net cash expenditures of $479,469 and consisted of the cash payments under the Jim Crow and Billali project Agreement of $300,000 and $179,469 for property acquisition.

Factors Affecting Future Operating Results

Currently we have no continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected. Until positive cash flow is generated from operations, we will be dependent upon future working capital facilities or equity financing arrangements, to meet our expenses and to fund execution on our business plan.

We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2023 to be as follows:

•	$880 thousand on corporate administration expenses, comprising of executive management and employee salaries, legal, audit, marketing, SEC filings and other general and administrative expenses.

•

$2.8 million to $3.5 million on the Jim Crow and Billali projects including, exploration, mine development and enhancements, mine operational costs, including employee compensation, benefits, land holding costs and potential new mine properties in the Black Hawk mining district.

•	$1.9 million for the mill site construction project in Duncan, Arizona. Costs include final design fees, mill equipment purchase, site construction, permits and project development ramp up.

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

Our significant accounting policies are described in the audited consolidated financial statements and notes thereto. See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for our fiscal years June 30, 2022 and 2021, which these describe our significant accounting policies which are reviewed by management on a regular basis.

We believe our most critical accounting policies relate to asset impairment obligations, mineral property cost estimates, derivative instruments and variables used in the Black-Scholes option pricing model and estimates utilized in stock-based compensation and warrant and option issuances computations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

When required to arrive at the fair value of derivatives associated with the convertible notes and warrants, a Black Scholes or a Monte Carlo model is utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the financial derivatives, the CFA assumed that the Company’s business would be conducted as a going concern.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2022 and 2021, we did not engage in any off-balance sheet arrangements as set forth in Item 303(a) (4) of the Regulation S-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not required to be completed by smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANTA FE GOLD CORPORATION

 CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years ended June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Santa Fe Gold Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Santa Fe Gold Corp. (the “Company”) as of June 30, 2022, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP.

We have served as the Company’s auditor since 2018.
Diamond Bar, California

October 13, 2022

SANTA FE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$19,939	$27,458
Prepaid expenses and other current assets	8,740	8,902
Total current assets	28,679	36,360

NON-CURRENT ASSETS:
Property and equipment, net	432,118	287,403
Mineral property	4,215,365	3,915,365
Finance lease right-of-use asset, net	-	17,098
Deposit	125	-
Assets held for sale	202,821	247,800
Total Assets	$4,879,108	$4,504,026

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,812,836	$3,742,933
Accrued liabilities	12,385,090	11,030,356
Finance lease liability	-	4,403
Notes payable, current maturities	2,343,635	2,271,635
Completion guaranty payable	3,359,873	3,359,873
Total Current Liabilities	21,901,434	20,409,200

Non-current notes payable	510,786	109,883
Total Liabilities	22,412,220	20,519,083
Commitments and Contingencies
Stockholders' Deficit:
Common stock, $0.002 par value, 550,000,000 shares authorized at June 30, 2022 and June 30, 2021; 441,308,551 issued and outstanding at June 30, 2022 and 433,018,551 shares issued and outstanding at June 30, 2021	882,617	866,037
Additional paid-in capital	96,558,521	95,759,064
Accumulated deficit	(114,974,250)	(112,640,158)
Total Stockholders' Deficit	(17,533,112)	(16,015,057)
Total Liabilities and Stockholders' Deficit	$4,879,108	$4,504,026

The accompanying notes are an integral part of these audited consolidated financial statements.

SANTA FE GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2022	2021

Revenues	$-	$-

Operating Expenses:
Exploration and other mine related costs	124,447	546,895
General and administrative	1,332,181	1,662,022
Loss on asset disposition	-	1,836
Total Operating Expenses	1,456,628	2,210,753
Loss from Operations	(1,456,628)	(2,210,753)
Other Income (Expense):
Miscellaneous income	-	2
Gain on debt forgiveness	-	226,367
Recovery (loss) associated with misappropriated funds	(6,812)	533,890
Financing costs-commodity supply agreements	(199,736)	18,360
Interest expense	(670,916)	(648,378)
Total Other (Expense) Income	(877,464)	130,241
Income (Loss) Before Provision for Income Taxes	(2,334,092)	(2,080,512)
Provision for Income Taxes	-	-
Net (Loss)	$(2,334,092)	$(2,080,512)

Basic and Diluted Per Share Data:
Net (Loss) – Basic and diluted	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic and diluted	438,287,455	428,947,739

The accompanying notes are an integral part of these audited consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS  OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020 (Restated)	415,957,718	$831,915	$94,399,116	$(110,559,646)	$(15,328,615)
Common shares issued for consulting	944,165	1,889	57,944	-	59,833
Sale of common shares for cash	15,366,668	30,733	898,267	-	929,000
Common shares issued for bonus award	750,000	1,500	43,500	-	45,000
Value of warrants issued	-	-	360,237	-	360,237
Net income	-	-	-	(2,080,512)	(2,080,512)
Balance June 30, 2021	433,018,551	$866,037	$95,759,064	$(112,640,158)	$(16,015,057)
Sale of common shares for cash	8,290,000	16,580	397,920	-	414,500
Value of warrants issued	-	-	401,537	-	401,537
Net loss	-	-	-	(2,334,092)	(2,334,092)
Balance, June 30, 2022	441,308,551	$882,617	$96,558,521	$(114,974,250)	$(17,533,112)

The accompanying notes are an integral part of these audited consolidated financial statements.

SANTA FE GOLD CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,334,092)	$(2,080,512)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	-	104,833
Warrant/option expense from derivative liability	401,537	360,237
Gain on PPP debt forgiveness	-	(226,367)
Depreciation and amortization	51,852	67,076
Non-cash interest expense	903	1,663
Non-cash expense	(18,000)	-
Loss on asset disposition	-	1,836
Non-cash loss (recovery) associated with misappropriated funds	6,812	(247,800)
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	162	2,971
Accounts payable and accrued liabilities	1,424,637	1,206,362
Net Cash Used in Operating Activities	(466,189)	(809,701)

Cash Flows from Investing Activities:
Payment on mineral leases	(300,000)	(300,000)
Purchase of property and equipment	(179,469)	(2,860)
Deposit on mill design and engineering contract	-	(20,000)
Net Cash Used in Investing Activities	(479,469)	(322,860)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	414,500	929,000
Net proceeds from assets for sale	38,167	-
Proceeds from notes payable	500,000	127,520
Insurance proceeds from truck loss	-	17,906
Payment on note principal	(10,000)	-
Rent deposit payment	(125)	-
Payment on lease principle	(4,403)	(17,503)
Net Cash Provided by Financing Activities	938,139	1,056,923

Net (Decrease) Increase in Cash and Cash Equivalents	(7,519)	(75,638)
Cash and Cash Equivalents Beginning of year	27,458	103,096
Cash and Cash Equivalents End of Year	$19,939	$27,458

Supplemental Cash Flow Information:
Cash paid for interest	$161	$1,933
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for bonus award	$-	$45,000
Finance charges on commodity supply agreement, in accrued liabilities	$199,736	$267,428

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

In August 2017, the Company acquired all the capital stock of Bullard’s Peak Corporation and the related patented and unpatented claims in the Black Hawk district of New Mexico from Black Hawk Consolidated Mines Company for a purchase price of $3,115,365. The mine property is known as the Alhambra mine site. The transaction was finalized and closed in April 2019. The mining property acquired is an asset in our subsidiary, Mineral Acquisitions, LLC.

In January 2019 the Company has acquired right of use on two properties in western New Mexico, consisting of eight (8) patented claims and two unpatented claims, all located in the Steeple Rock Mining District, Grant County, New Mexico and the related water rights lease agreements. The two properties are known as the Billali Mine and the Jim Crow Imperial Mine. The Company has made improvements to the Jim Crow Imperial mine and has commenced mining operations during the third calendar quarter of 2020. In the last week of November 2020, our mine manager contacted the COVID-19 virus and later two of our employee miners contacted it also and we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. Currently it is anticipated to reopen the mines in late 2022 when we the complete the construction of our mill operation in Duncan, Arizona. The Company has no current COVID-19 problems.

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) S-K 1300. The mining leases and other mineral rights we have control of, however, none of them contain any proven or probable reserves, as defined under S-K 1300. As such, they are all currently considered “exploratory” in nature. The new S-K 1300 guide replaced SEC Guide 7 and went into effect for the Company beginning with our fiscal year July 1, 2021. We are now required to file our Forms 10-Q and 10-K reports with the Commission aligned to S-K 1300 requirements. S-K 1300 is aligned more closely to CRIRSC definitions and shares similarities with, but not equal to, other reporting codes applicable to the mining industry such as NI 43-101.

Covid-19

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

At this time, we cannot foresee whether the outbreak of COVID-19 will continue be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 or other infectious viruses are not effectively and timely controlled, our business plans and financial condition may be materially and adversely affected as a result of the potential deteriorating economic outlook or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business plans, financial condition and results of operations.

With three of our mine employees contacted the COVID-19 virus in the last week of November 2020, we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. With the current COVID -19 situation and the current inability to process the mined ore we anticipate not restarting the mining operation until late 2022, depending on the projected completion of our mill operation in Duncan, Arizona.

At this time, we cannot foresee whether the potential COVID-19 or any other variants that may affect our future operations, nor if an occurrence should happen, can we predict the severity and duration of its impact. Our business plans and financial condition may be materially and adversely affected as a result of the potential deteriorating economic outlook or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment and cause our business to suffer in ways that we cannot predict at this time and that may materially and adversely impact our business plans, financial condition and results of future operations. Currently, COVID-19 and any variants has had no additional effect on the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

Below presents summary financial information for the two fiscal years presented in this Form 10-K filing.

	June 30,
	2022	2021
Cash on hand	$19,939	$27,458
Working capital (deficit)	$(21,897,755)	$(20,372,840)
Stockholder (deficit)	$(17,533,112)	$(16,015,057)
Current year net (loss)	$(2,334,092)	$(2,080,512)

On August 26, 2015, Santa Fe filed for Chapter 11 Bankruptcy protection, Case # 15-11761 (MFW) in Delaware. With the dismissal of our bankruptcy case in June 15, 2016, all assets of the Company were sold. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

To continue as a going concern, the Company is dependent on continued capital financing for project development, repayment of various debt facilities and payment of current operating expenses until the Company has constructed its mill operation and implemented ore production at our mine sites to process the mineralized ore to generate revenue. We have no commitment from any party to provide additional working capital and there is no assurance that any funding will be available as required, or if available, that its terms will be favorable or acceptable to the Company.

As of the fiscal years ending June 30, 2022 and 2021, the Company was in default debt facility payments, accounts payable and accrued liabilities related to pre-bankruptcy obligations as follows:

	June 30,
	2022	2021
Accounts payable and other accrued liabilities	$3,663,249	$3,644,799
Amounts due Sandstorm under the Gold Stream Agreement	$10,379,629	$10,003,500
Notes payable and accrued interest	$5,736,243	$5,294,491

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AZCO Mica, Inc., a Delaware corporation. The Lordsburg Mining Company, a New Mexico corporation, Santa Fe Gold Barbados Corporation, a Barbados corporation, Santa Fe Acquisitions Company, a New Mexico Limited Liability Company, Minerals Acquisitions, LLC, a New Mexico Limited Liability Company and Bullard’s Peak Corporation, a New Mexico corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property is carried at cost. The cost of repairs and maintenance are expensed as incurred and major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets as follows.

Vehicles	5 years
Mine equipment	7 years
General equipment	3-7 years
Small tools	1.25 years

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

Mine development is amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body. Currently, with no claims or mines in our possession have proven and probable reserves, we have no development costs incurred. As of June 30, 2022, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects and all mine development costs are expensed as incurred.

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

To date, the Company has not established the commercial feasibility of any of our exploration prospects; therefore, all exploration costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the fiscal years ended June 30, 2022 and 2021.

Reclamation and Asset Retirement Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. No reclamation costs were required for the end of our fiscal years June 30, 2022 and 2021.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. From time to time, the Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

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

The discount from the face value of convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

When required to arrive at the fair value of derivatives associated with the convertible notes and warrants, a Black Scholes or Monte Carlo models are utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the financial derivatives, the CFA assumes that the Company’s business would be conducted as a going concern.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted Topic 842 as of July 1, 2019 and the standard will not have a significant impact on our consolidated financial statements until a significant a lease agreement is entered.

Warrants and Options

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

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determines that such instruments meet the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock. Warrant and option expense for the fiscal years ended June 30, 2022 and 2021 was $401,537 and $360,237 respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of June 30, 2022 and 2021 the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its deferred tax assets in future periods.

Net Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

For the fiscal years ended June 30, 2022 and 2021 calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30,
	2022	2021
Options to purchase common stock	40,000,000	30,000,000
Warrants to purchase common stock	16,010,483	12,865,483
Total	56,010,483	42,885,483

Stock-Based Compensation

In connection with terms of employment with the Company’s executives and employees, the Company occasionally issues options to acquire its common stock. Awards are made at the discretion of the Board of Directors. Such options may be exercisable at varying exercise prices and generally vested upon date of grant or may vest over a period of six months to a year. The Company accounts for option-based compensation on the grant date fair value of the award. The Company estimates the fair value of the award using the Black-Scholes option pricing model for valuation of the share-based payments. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. If there is a vesting period, the compensation cost is recognized over the expected vesting period.

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  New shares of the Company’s common stock are issued for any options exercised.

Share based payments to nonemployees are valued at the earlier or a commitment date or completion of services. Stock based compensation for the years ended June 30, 2022 and 2021 was $0 and $104,833, respectively.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company adopted ASU 2019-12, effective July 1, 2021, and determined the adoption of this standard will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. The Company expects that this guidance will not have an impact on the Company’s consolidated financial statements.

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 for the fiscal year beginning July 1, 2022. The guidance currently will not have an impact on the Company’s consolidated financial statements.

In March 2022, the U.S. Securities and Exchange Commission (the “SEC”) issued the proposed rule under SEC Release No. 33-11042, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. This update will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and how the Board of Directors (the “Board”) and management oversee climate-related risks. As of June 30, 2022, these proposed rules were not adopted by the SEC; however, we anticipate that the adoption of these proposed rules may have a material impact on our financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Mine equipment	$146,399	$146,399
General equipment	160,081	160,081
Small tools	4,882	4,882
Mill site property	175,343	-
Mill site development costs	35,134	20,000
Land	35,000	35,000
	556,839	366,362
Less: accumulated depreciation	(124,721)	(78,959)
Property and equipment, net	$432,118	$287,403

Depreciation and amortization expense on property and equipment for the years ended June 30, 2022 and 2021 was $51,852 and $67,076, respectively.

NOTE 4 – MINERAL PROPERTIES

The Company has capitalized acquisition costs on mineral properties at June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Alhambra – Blackhawk project	$3,115,365	$3,115,365
Billali – Jim crow Imperial minerals rights	1,100,000	800,000
	4,215,365	3,915,365
Less: Accumulated amortization	-	-
Total mineral property	$4,215,365	$3,915,365

Exploration Status Overview

We have not established that the Alhambra - Blackhawk project or Billali Mine - Jim Crow / Imperial Mine rights projects contain proven or probable reserves, as defined under SEC S-K 1300.

To date, with respect to the Alhambra - Blackhawk project, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work. The Company will need to raise funds to conduct exploration work and it currently lacks a firm financing commitment for any exploration activities.

On December 1, 2020, the Company made a joint announcement with Texas Mineral Resources Corp. (“TMRC”), of the execution of a letter agreement to pursue, negotiate and thereafter enter into a definitive joint venture agreement with TMRC to jointly explore and develop a targeted silver property to be selected by TMRC among patented and unpatented mining claims held by Santa Fe Gold within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement is subject to the successful outcome of a multi-phase exploration plan to be undertaken in the near future by TMRC. Under terms of the letter agreement TMRC plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe Gold consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. The purpose of the letter agreement was to allow TMRC the ability to enter onto the Company’s property, begin incurring the costs associated with the work necessary to secure a bankable feasible study. The parties may then secure the funding needed to develop and mine the 80 acres that TMRC identifies. TMRC will be responsible for mining operations and will receive 51% of the profits as defined in the definitive agreement, when executed. The Company will receive 49% of the profits. TMRC has currently completed its phase two of their field work consisting of geophysical work in the Black Hawk district. As detailed in the TMRC press release on July 28, 2022, analysis of their field data completed to date covers approximate 10% of the area surveyed. Upon completion their field data analysis, it will provide TMRC information to develop a detailed targeted drilling program for phase three of their exploration program.

We commenced exploration work on the Jim Crow mine in late 2019. Work to date has consisted of beginning the upgrading of the surface facilities, rehabilitating the shaft, expanding the hoisting capability and underground excavation and mining preparation on three levels. Early in the third quarter of 2020 we commenced initial mining operations in the Jim Crow mine. The Company had our mined ore tested at a nearby smelter that it had used prior to our bankruptcy proceedings and the ore was approved for processing at the smelter. In November the smelter ceased taking all outside ore due to a new certification they were attempting to secure. At that time the Company was currently forced to change its current business plan and look for a favorable mill site to process our mined ore. In January 2020 a purchase option agreement was entered into for a mill site in Duncan, Arizona. The Company the exercised purchase option on the site in November 2021.

With three of our mine employees having contacted the COVID-19 virus in the last week of November 2020, we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. With the current COVID -19 situation and the current inability to process the mined ore we anticipate not restarting the mining operation in late 2022, depending on the projected completion of our planned mill operation in Duncan, Arizona.

Acquired mineral rights are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. Mining assets include mineral rights. The payments made under the Billali Mine - Jim Crow Mine

Agreement are capitalized by the Company and if a revenue stream is attained, of which there can be no assurance, the capitalized balance will be amortized to expenses based on the estimated site production life by our qualified person.

NOTE 5 – FINANCE LEASE RIGHT-OF-USE ASSET

The right-of-use property (“ROU”) consists of the following at June 30, 2022 and 2021, as follows:

	June 30,
	2022	2021
ROU asset	$-	$44,505
Less: accumulated amortization	-	27,407
Financial lease right-of-use asset, net	$-	$17,098

Amortization expense on the ROU asset for the years ended June 30, 2022 and 2021 was $6,090 and $18,271, respectively. At the end of the right-to-use lease, the purchase option was exercised and the balance of the ROU asset of $11,008 was added to the acquired mill property basis.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
Franchise taxes	$3,920	$3,920
Audit fees	40,000	55,600
Merger costs, net	269,986	269,986
Payroll burden	414,404	247,121
Vacation pay	36,014	51,785
Accrued director fees	675,000	375,000
Other	144,500	95,000
Commodity supply agreement (See NOTE 11 )	5,255,827	5,056,091
Interest	5,545,439	4,875,853
Total	$12,385,090	$11,030,356

NOTE 7 – FINANCE LEASE OBLIGATION

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

ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's lease is not determinable. The determination of the Company’s incremental borrowing rate requires judgment. The incremental borrowing rate is determined at lease commencement and the Company determined its incremental borrowing rate on the finance lease to be 12%. At the lease inception, the Company recorded a ROU asset of $44,505 and a corresponding lease liability of $29,505. The asset value is comprised of the present value of the lease payments at inception of $29,505 and the payment of the purchase option price of $15,000 at the lease inception for a total of $44,505.

The components of lease expense and supplemental cash flow information related to lease for the period are as follows:

	Year ended June 30, 2022	Year ended June 30, 2021
Lease Cost:

Financing lease cost included in exploration and mine costs for fiscal 2022 and 2021 is $6,090 and $18,272 and $97 and $1,933 in interest expense in Company’s audited consolidated statement of operations, respectively

	$ 6,187	$ 20,205

Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2022 and 2021	$ 4,500	$ 18,000
Other Information:
Remaining lease term - operating lease (in years)	-	0.333
Discount rate - financing lease	12.0%	12.0%
Effective rate - financing lease	13.1%	13.1%

	As of June 30, 2022	As of June 30, 2021
Financing lease:
Right-of-use asset, net	$ -	$ 17,098

Financing lease liability - current portion	$ -	$ 4,403
Long-term portion	-	-
Total operating lease liabilities	$ -	$ 4,403

	Financing	Financing
Fiscal Year Ending 6/30:	Lease	Lease
2021		6,000
2022	-	-
Total lease payments	-	$ 6,000
Less: Present value discount	-	(1,597)
Present value of lease liabilities	-	$ 4,403

Lease associated costs for fiscal June 30, 2022 and 2021 were $6,187 and $20,205, respectively.

NOTE 8 - NOTES PAYABLE

Installment Sales Note

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, secured by the equipment. The balance owed on the installment sales contract was $398,793 at June 30, 2022 and 2021, respectively, had accrued interest of $179,409 and $156,479, respectively and interest expense of $22,930, respectively. The Company has been unable to make its monthly payments since November 2013 and has been in default since that time. The installment sales contract is due and in default at June 30, 2022 and 2021. The equipment has been returned to the vendor for sale, and the equipment remains unsold.

Tyhee Merger Agreement

In conjunction with the Merger Agreement, Tyhee Gold Corp. (“Tyhee”) and the Company entered into a Bridge Loan Agreement (“Bridge Loan”), pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At this time the Company and Tyhee are in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge Loan and Tyhee’s allocation of the proceeds from the Bridge Loan. The Company recorded merger expenses that are due to Tyhee of $269,986 and was included in accrued liabilities at June 30, 2022 and 2021. This amount is net of a break fee of $300,000 due to the Company from Tyhee.  Interest expense for the fiscal years ended June 30, 2022 and 2021 was $418,822, respectively and accrued interest was $3,412,949 and $2,994,127, respectively and the loan balance was $1,745,092 at June 30,2022 and 2021, respectively. Tyhee Gold Corp. is no longer in existence and the Company is in process of having a litigation firm in British Columbia to have the debt judicially extinguished under British Columbia law, where the agreement is governed, and in accordance FASB ASC 405-20-40-1(b) which states that “a liability has been extinguished if the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.”

An individual during our fiscal year 2019 loaned the Company $239,750 of which the Company paid back $130,000 through our fiscal year ended June 30, 2021, and in our fiscal year ended June 30, 2021 and received an additional $18,000 loaned to the Company in that current fiscal year. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Accrued interest on the loan at June 30, 2022 and June 30, 2021 is $29,091 and $24,848, respectively. During the period ended September 30, 2021, the Company made a $10,000 principal payment on the note and reversed the $18,000 unauthorized payment of costs on behalf of the Company. Balance of the loan at June 30, 2022 and June 30, 2021 was $99,750 and $127,750, respectively. Interest expense on the loan for the years ended June 30, 2022 and 2021 is $4,243 and $7,558, respectively.

A shareholder in April 2022, loaned the Company $100,000 at an annual interest rate of 12% and the note has a six-month maturity. The proceeds were used for working capital requirements. In conjunction with the loan, the Company granted 2,000,000 six-month vested stock options with a strike price of $0.05 per share. Accrued interest on the loan at June 30, 2022 was $2,170 and interest expense on the loan for the year ended June 30, 2022 was $2,170.

The following summarizes notes payable:

	June 30,
	2022	2021
Installment sales note in 48 monthly installments of $13,874, including interest through July 16, 2016	$398,793	$398,793
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan	1,745,092	1,745,092
Note payable, interest at 6%	99,750	127,750
Note payable, 12%	100,000	-
	$2,343,635	$2,271,635

NOTE 9 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining unaccredited liability totaled $3,359,873 at June 30, 2022 and at June 30, 2021. Interest of $176,393 was expensed during the fiscal years ended June 30, 2022 and 2021, respectively. Accrued interest at June 30, 2022 and June 30, 2021 was $1,763,929 and $1,587,536, respectively.

NOTE 10 – NON-CURRENT NOTES PAYABLE

Notes Payable

During the quarter ended December 31, 2021, a shareholder made two secured loans of $200,000 each, with an annual interest rate of 10% and, note maturity dates of two years from the date of the notes. Interest is due and payable on the annual anniversary dates and the principal is due on the maturity date of the notes. The note holder loans are secured by the Duncan, Arizona mill property. Accrued interest on the notes at June 30, 2022 is $26,575. Interest expense on these notes for the year ended June 30, 2022 is $26,575. In conjunction with each note issuance, the Company granted 4,000,000 two-year vested stock options with a strike price of $0.05 per share.

Paycheck Protection Program Loans

During the quarter ending June 30, 2020, the Company entered into a Promissory Notes (the “PPP Notes”) with Bank of Oklahoma as the lender (the “Lender”), pursuant to which the Lender agreed to make the loans to the Company under the Paycheck Protection Program (the "PPP Loan") offered by the U.S. Small Business Administration (the “SBA”) in a principal amount of $224,700 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, other similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full time headcount during the twenty-four week covered period, as adjusted for current regulation updates, following the funding of the PPP Loan.

During our fiscal year 2021 our PPP loans received in 2020, and the accrued interest thereon were forgiven in the amount of $226,367 and a gain on debt forgiveness was recognized.

During our fiscal year 2022 we received two loans in the second round of the PPP loan program in the principal amount of $109,520.

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. Any amount that will be forgiven will be calculated in part with reference to the Company’s fulltime headcount during the twenty-four-week covered period. Under the new regulations for the second draw, at least 60% of the proceeds must be spent on payroll costs.

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loans, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments. Currently, the deferral period for payments of principal and interest is 10 months from the end of the covered period. A loan forgiveness application must be submitted to the lender within the 10 months after the 24-week covered period. The Company will not have to begin principal and interest payments before the date on which the SBA remits the loan forgiveness amount to the lender.

Under current regulations, any monthly installments would begin approximately seventeen months from March 20, 2021. The PPP Notes have a maturity dates of five years from their effective note date. The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

The following summarizes non-current debt at June 30, 2022 and 2021:

	June 30,
	2022	2021
Notes payable	$400,000	$-
Loans payable to bank under the Paycheck Protection Program	109,520	109,520
Accrued interest on Paycheck Protection Program Loans	1,266	363
	$510,786	$109,883

NOTE 11- CONTINGENCIES AND COMMITMENTS

Commodity Supply Agreement

In December 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm to deliver a portion of the life-of-mine gold production (excluding all silver production) from the Company’s Summit silver-gold mine. Under the agreement, the Company received advances of $4,000,000 as an upfront deposit, plus continues to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the Gold Stream Agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation is reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining unaccredited balance of the original $4,000,000 upfront deposit. See NOTE 9 - COMPLETION GUARANTEE PAYABLE. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

Under the Gold Stream Agreement, the Company has a recorded obligation at June 30, 2021, 2020 (Restated) and 2019 (Restated), of 3,709 ounces of undelivered gold valued at approximately $5.06, $5.07 and $3.74 million, respectively, presented in accrued liabilities on the balance sheet, net of the Fixed Price of $400 per ounce to be received upon delivery. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

Mineral Property Rights

The Company determined the agreement on the Billali and Jim Crow/Imperial mines is a Right Of Use (“ROU”) asset lease and is cancellable at any time by the Company. There are no interest charges provided for in the Agreement.

Costs of exploration, mine development, and carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration and development costs as incurred as we are in the exploration stage. If the Company identifies mineral reserves under Regulation S-K 1300, in its investigation of its properties and in the opinion of the qualified person, can be the basis of an economically viable project, we would enter the development stage and capitalize future costs until production is established. The Company will capitalize the payments under the Agreement as made. At the time the Company has a revenue stream from this project, the Company will amortize the capitalized payment balance each quarter. Companies that have mineral reserves under Regulation S-K 1300 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, on our properties that have no reserves we will depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated life of the mine, as determined by our qualified person. As we have no reliable information to compute a units of production methodology, we will amortize our capitalized costs on a straight-line basis over the estimated remaining mine life as determined by our qualified person.

Based upon the terms of the ROU agreement, the Company does not have ownership of the properties and the ROU agreement provides for ownership transfer upon completion of all payments. The Company has the right to terminate the agreement at any time by written notice to the seller. Upon such termination by the Company, all right, title and interest of the Company under the ROU agreement will terminate with respect to the mines and water lease. The Company would be relieved of all further obligations as set forth in the ROU agreement except for any obligations which accrued prior to such termination. Upon such termination, the Company may not make any claims as to the right to reimbursement, set-off, other payment or other return of value paid by the Company for any improvements and any capitalized cost that has not been amortized on the Company’s books, would be written off to expense.

As of June 30, 2022, the Company has not established mineral reserves on any of our exploration projects; therefore, all exploration costs are being expensed. In our current fiscal year of operation ended June 30, 2022, we capitalized payments of $300,000 under the Agreement.

It should also be noted, that the Company may never exit the exploration stage company status due to the costs of determining mineral reserves under regulation S-K 1300.

Payments under Amendment Five of the Agreement on the Billali and Jim Crow/Imperial mines are estimated as follows:

Fiscal years ending June 30:
Prior year payments to 6/30/2020	$500,000
2021	300,000
2022	300,000
2023	600,000
2024	1,475,000
2025	2,100,000
Thereafter	4,725,000
Total lease payments	$10,000,000

Office and Real Property Leases

The Company’s work office consists of a single room located in Albuquerque, NM, at the home of the former CFO for a monthly rent of $550 until the Company is required to lease increased office space due to additional personnel requirements. Rental expense paid to Mr. Mueller was $6,600 for fiscal years ended June 30, 2022 and 2021, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 12 - STOCKHOLDERS’ DEFICIT

The Company’s Common Stock was Deregistered and Trading was Halted

In July of 2020, the Company received notice from the SEC that it was seeking to deregister the Company’s common stock pursuant to Section 12(j), based on the Company’s failure to file periodic reports with the Commission and otherwise provide current information to the market.  This failure was based in large part from the need to restate its financial statements and the need to find and engage a PCAOB auditor who was willing to conduct and provide the required audits amid the SEC and DOJ’s investigations. Although we were able to secure a qualified auditor, we were not able to make our filings quickly enough and by the time they were completed, the Commission had already sent a notice under Section 12(k). The Commission takes a hardline position in these situations such that once they have instituted deregistration proceedings, the only options available to the Company were to litigate or settle and consent to the deregistration of the Company’s common stock. Historically, registrants have not been successful in litigating with the Commission over Section 12(j) matters and therefore the Company determined that the best course of action was to consent to deregistration of its common stock and then file a new registration statement on Form 10-12G. On December 17, 2020, the SEC order suspending trading went into effect. At this time, the Company has signed a settlement agreement with the SEC with respect to the registration of its common stock in response to the Commission’s institution of deregistration proceedings under Section 12(j), it is re-registering the same under Section 12(g) by way of filing a Form 10-12G.

The Company filed the Form 10-12G Registration Statement with the SEC and on August 4, 2022 the SEC declared the Form 10-12G Registration Statement effective. The Company is currently preparing the application to the Over-The-Counter Markets Group (the “OTC”) to trade on OTC-QB tier. Upon going through OTC approval process and receiving our application approval, it will be sent to the Financial Industry Regulatory Authority ( “FINRA”) for their review and approval. The Company’s complete and current effective Form 10-12G meets the information requirements required by Form 15c2-11. Until FINRA has accepted our filing and we have provided any required addition requested information and documentation required, there will not be a publicly quoted market for our stock.  Upon approval by FINRA, they will issue our trading symbol and we will be relisted for trading. Any delay or failure in satisfying FINRA’s requirements would result in our shareholders not having a public market to sell their shares. Further, it would make it more difficult for the Company to obtain the financing it requires.

Common Stock Transactions

Fiscal year ended June 30, 2022, the Company:

(i)	Accepted subscriptions for an aggregate of 8,290,000 shares of restricted common stock s from accredited investors for cash proceeds of $414,500.

Fiscal year ended June 30, 2021:

(i)	Issued an aggregate of 944,165 shares of restricted common stock for consulting services at a value of $59,833 on the dates of issuances;
(ii)	Accepted subscriptions for an aggregate of 15,366,668 shares of restricted common stock from accredited investors for cash proceeds of $929,000; and
(iii)	Issued 750,000 shares of restricted common stock for bonus compensation at a value of $45,000 on the date of issuance.

Warrants

During the fiscal year ended June 30, 2022, the Company issued 3,145,000 three-year warrants at an average strike price of $0.05 as part of private placements to accredited investors. The Black-Scholes fair value of the issued warrants is $132,115.

During the fiscal year ended June 30, 2021, the Company issued 7,783,334 three-year warrants at an average strike price of $0.062 as part of private placements to accredited investors. The Black-Scholes fair value of the issued warrants is $360,237.

Stock Options

During the fiscal year ended June 30, 2022, the Company granted 8,000,000 two-year options at strike price of $0.05 and granted 2,000,000 one-half year options at a strike price of $0.05. The Black-Scholes fair value of the issued options was $269,661.

During our fiscal years ended June 30, 2021 there was no option activity.

The Black-Scholes option-pricing model was used to estimate the fair value of the options and warrants with the following weighted-average assumptions for the fiscal years ending June 30, 2022 and 2021 were as follows:

June 30,	June 30,

	2022	2021
Risk-free interest rate	0.30% - 2.93%	0.11% - 0.22%
Expected volatility	0% -119.78%	123.545% -138.01%
Expected life (years)	2-3	3-5
Expected dividend yield	0%	0%

Stock option and warrant activity for the year ended June 30, 2022 are as follows:

	Options			Warrants
	Number of		Exercise	Number of		Exercise
	Shares		Price	Shares		Price
Outstanding at June 30, 2020	30,000,000		$0.05	5,082,149		$0.05
Granted	---		---	7,783,334		$0.062
Cancelled	---		---	---		---
Expired	---	$	---	---	$	---
Exercised	---		---	---		---
Outstanding at June 30, 2021	30,000,000		$0.05	12,865,483		$0.058
Granted	10,000,000		$0.05	3,145,000		$0.05
Canceled	---		---	---		---
Expired	---	$	---	---		---
Exercised	---		---	---		---
Outstanding at June 30, 2022	40,000,000		$0.05	16,010,483		$0.056

Stock options and warrants outstanding and exercisable at June 30, 2022, are as follows:

	Outstanding and Exercisable Options					Outstanding and Exercisable Warrants
			Weighted					Weighted
			Average					Average
			Contractual	Weighted				Contractual	Weighted
Exercise			Remaining	Average	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Price	Outstanding	Exercisable	Life	Exercise
Range	Number	Number	(in Years)	Price	Range	Number	Number	(in Years)	Price
$0.05	30,000,000	30,000,000	1.72		$0.05	9,877,149	9,879,149	1.30
$0.05	4,000,000	4,000,000	1.27		$0.06	3,833,334	3,833,334	0.62
$0.05	4,000,000	4,000,000	1.40		$0.07	2,100,000	2,100,000	0.51
$0.05	2,000,000	2,000,000	0.32		$0.15	200,000	200,000	1.80
	40,000,000	40,000,000				16,010,483	16,010,483

	Outstanding Options		1.56	$0.05	Outstanding Warrants			1.04	$0.056
	Exercisable Options		1.56	$0.05	Exercisable Warrants			1.04	$0.056

As of June 30, 2022, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $488,796 and the aggregate intrinsic value of currently exercisable stock options and warrants was $488,796. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0589 closing stock price of the common stock on December 17, 2020, the day our stock was delisted. The total number of in-the-money options and warrants vested and exercisable as of June 30, 2022 was 56,010,483.

The total intrinsic value associated with options exercised during the year fiscal ended June 30, 2022 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total grant-date fair value of option and warrant shares vested during the fiscal year ended June 30, 2022 was $401,537.

NOTE 13 - INCOME TAXES

The Company has had no income tax expense or benefit since July 1, 1997, because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carry forwards, given the provisions of existing tax laws. The Company files income tax returns in the U.S. and state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns for fiscal years ended after June 30, 2016.

The approximate income tax benefit is computed by applying the current revised U.S. federal income tax rate of 21% to net income (loss) before taxes for the fiscal years ended June 30, 2020 and prior tax years at the revised tax rate of 21% . New Mexico revised their tax rate to 6.2 % for 2017 and 5.9 % in 2019 and the approximate income tax benefit is computed by applying the current revised New Mexico revised tax rate of 5.9% to net income (loss) before taxes for the fiscal year ended after June 30, 2013.

The components of the income tax benefit provision are as follows:

		Fiscal Year Ended June 30,
		2022		2021 (Restated)
Tax (benefit) at the federal statutory rate		$(282,861)		$(251,748)
State tax (benefit)		(79,471)		(70,729)
Reduction in Federal and/or State tax rates		1,313,873		288,776
Decrease (increase) in valuation allowance		(951,541)		33,701
Income tax expense	$	---	$	---

The components of the deferred tax assets at June 30, 2022 and 2021 are as follows:

Deferred Tax Asset

	Fiscal Year Ended June 30,
		2022		2021 (Restated)
Federal net operating loss carry forwards		$21,112,513		$22,143,525
State net operating loss carry forwards		2,204,335		2,124,864
Valuation allowance		(23,316,848)		(24,268,389)
Net deferred tax asset	$	---	$	---

In assessing the realizability of estimated deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2022 and 2021.

At June 30, 2022, the Company had estimated federal tax basis net operating loss carry forwards for federal income tax purposes of approximately $114.3 million. Under the Tax Cuts and Jobs Act (“TCJA”) passed on December 22, 2017, provides that net operating losses (“NOL”) arising in tax years beginning after December 31, 2017, the TCJA limits NOL deduction to 80% of taxable income.

For tax years beginning after December 31, 2017, the TCJA eliminated the two-year carryback period but allows for an infinite carryforward.

For NOL’s generated in tax years beginning prior to December 31, 2017, the prior tax law still applies, and the 80 percent limitation does not apply, and the NOL’s can be carried forward for 20 years. The Company has an approximate NOL under the old tax law of $104.96 million. The NOL’s under the old tax law expire in varying amounts between 2023 and 2038.

At June 30, 2022, the Company had estimated state tax basis NOL carryforwards for state income tax purposes of approximately $36.2 million. Net operating losses for state income tax purposes beginning with our tax year ended in 2014, may be carried forward for nineteen years. These losses expire in varying amounts from 2033 to 2041.

NOTE 14 – RELATED PARTY TRANSACTIONS

Since August 2015, the Company has leased a home office space from Mr. Mueller for $550 a month for the corporate administrative office in Albuquerque, NM. Rental expense paid to Mr. Mueller was $6,600 for fiscal years ended June 30, 2022 and 2021.

Since July 2019, Nataliia Mueller, wife of Mr. Mueller, has been paid an annual wage of $60,000 as an assistant to the current and prior CFO, in the areas of purchasing, payroll and accounts payable.

Misappropriated Funds and Entry into a Material Definitive Agreement

A former director and former chief executive officer of the Company, Mr. Thomas H. Laws, entered into a secured promissory note and security agreement in the principal amount of $930,000 in favor of the Company on September 19, 2018, bearing interest at the annual rate of 4% and maturing September 30, 2018 (“Secured Promissory Note”). The Company requested the former chief executive to execute the Secured Promissory Note and security agreement as a result of the matters discussed below, prior to the completion of the special committee investigation. The security interests include certain real estate and a Cessna model 182G airplane. The Secured Promissory Note also contains late fee and default provisions under the deeds of trust, Security Agreement and other agreements.

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. At the time of filing this annual report, we have determined costs associated with Mr. Laws action currently aggregates approximately $1,651,263. We have collected $990,632 in cash and property held for sale with an estimated net market value of $25,800 as of the date of filing this annual report.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws is currently has been sentenced on the charges which he plead, to 81 months in prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March, 2021. The Company does not anticipate receiving any additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court.

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

NOTE 15– LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at June 30, 2022 and 2021 was $53,322 and $45,002 respectively. Interest on the obligation for the years ended June 30, 2022 and 2021 was $8,320, respectively for both years.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at June 30, 2022 and 2021 was $77,994 and $67,862, respectively. Interest on the obligation for the years ended June 30, 2022 and 2021 was $10,132, respectively.

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

As disclosed in the Company’s Form 8-K filed on October 1, 2018, a director and former chief executive officer of the Company, Mr. Thomas H. Laws, entered into a secured promissory note and security agreement in the principal amount of $930,000 in favor of the Company on September 19, 2018, bearing interest at the annual rate of 4% and maturing on September 30, 2018 (“Secured Promissory Note”). The Company requested the former chief executive to execute the Secured Promissory Note and security agreement as a result of the matters discussed below prior to the completion of the special committee investigation. The security interests included certain real estate and a Cessna model 182G airplane. The Secured Promissory Note also contains late fee and default provisions under the deeds of trust, Security Agreement and other agreements.

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. As of the filing of this annual report, we have determined that the costs associated with Mr. Laws action currently aggregate to approximately $1,651,263 including legal charges and forensic accounting, of which we have collected $990,632 in cash and property with an estimated net market value of $25,800 as of the date of filing of this annual report.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws is currently has been sentenced on the charges which he plead, to 81 months in prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March, 2021. The Company does not anticipate receiving any additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court.

In April 2021, the Company was served with a complaint in the State of Florida by Euro Bentley Advisors, LLC (“EBA”) for the sum of $120,000 based on the alleged breach of contract between the Company and EBA. The Company has settled this litigation in the amount of $100,000 and has paid $30,000 against this obligation in our quarter ending December 2021 and the remaining $70,000 was paid in February 2022.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business.

NOTE 16 – SUBSEQUENT EVENTS

Recent Issuances of Unregistered Securities

In the period from July 1, 2022 through October 7, 2022, the Company sold an aggregate of 2,000,000 restricted shares of common stock to stock to the chairman of the board for cash proceeds $100,000.

In the period from July 1, 2022 through October 7, 2022, the Company issued 1,000,000 warrants to the chairman of the board that were attached a restricted stock purchase. The warrants were vested at issuance, have a three life and an exercise price of $0.05 per share.

Miscellaneous Events

On August 15, 2022, the Company completed the sale of an office building awarded by the court in the Thomas Laws litigation for net proceeds received of $176,078.

On August 4, 2022, the SEC declared the Company’s Form 10-12G Registration Statement effective. With our registration effective, the Company is a reporting company required to file its quarterly and annual filings with the SEC. The effectiveness of our registration statement does not permit the trading of our shares. The Company must receive approvals from FINRA and the OTC of all required submitted documentation and upon their approvals, FINRA will issue the Company trading symbol and allow trading to begin on our shares upon approval and admittance to the OTC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022 our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Material Weakness

Management has previously identified material weaknesses in our internal control over financial reporting relating to lack the of segregation of duties. The Company has not yet retained sufficient staff to segregate various financial functions and multiple levels of review. We will in the future with growth, be required to expend resources hiring and engaging additional accounting staff for the appropriate segregation of various responsibilities for proper internal control purposes. We have determined that these internal control deficiencies may constitute a material weaknesses in our control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting, such that there is a potential possibility that a material misstatement of our annual or quarterly condensed financial statements that would not be prevented or detected on a timely basis.

Current Remediation Plan

To assist in preventing reoccurrences of prior problems the Company has experienced, management has developed and is executing a remediation plan to address the previously disclosed material weaknesses that the Company has described within this report. The Chief Executive Officer and Chief Financial Officer are actively engaged in a review process of all corporate disbursements and material Company contracts entered into. The Chief Financial Officer reports all corporate funding to the Chief Executive Office with weekly updates on cash funds, current funding requirements and submittal of any Company commitments.

The Chief Financial Officer approves and signs all disbursements and has developed a written review process for quarterly closings for each subsidiary and period accounting transaction cutoff procedures to ensure the material accuracy of financial statements issued by the Company.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). While present in our design of internal controls, our internal controls over financial reporting and disclosure are not formally written in detail; however, the operation of many controls are in place and are applied on a consistent basis. Company personnel perform controls standard to: 1) approve all Company expenditures, 2) approve and sign contractual obligations, 3) reconcile bank accounts and other general ledger accounts, and 4) many other similar rudimentary controls applied as best practice.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will completely prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of June 30, 2022, due to the changes described above at the beginning of the current fiscal year, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of our Company as of the report date hereof:

Name	Principal Occupation	Age	Date Elected
Brian Adair	Director	58	April 5, 2018
	Chairman of the Board, acting Chief Executive Officer		July 26, 2018

Stephen J. Antol	Chief Financial Officer, Secretary, Director	79	July 7, 2020

Brian J. Adair, earned his Bachelor’s degree in Business Administration from LaRoche College. He then continued his studies at Duquesne University to earn his Master’s degree. Brian’s vision to protecting and preserving personal wealth paved the way to establish Adair Financial Group in 2004, of which he has served as principal since inception.  Adair Financial Group is a comprehensive, solutions-driven firm, well known for high standards and business ethics. His client’s needs are addressed in a collaborative fashion by using the client’s advisory team of financial, legal and tax experts, often representing multiple generations of families. Adair Financial Group can handle any case regardless of the complexity and is unique in that the intellectual property is not reserved for just the ultra-wealthy client. Mr. Adair’s financial guidance and expertise is beneficial to the Company in his role as a director. Mr. Adair was nominated to the board by the current directors on April 5, 2018.

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

Stephen J. Antol, has consulted with the Company since July 2005, prepared the federal and state income tax returns and assisted from in our financial closings and reporting. Mr. Antol, previously served as Chief Financial Officer from November 2004 to May 2007 and from April 2009 until current, for a small reporting precious metals company. For the period May 2007 to May 2009, and from late 1992 through November 2004, Mr. Antol rendered services as a consultant chief financial officer for a number of small and medium-size businesses, public and private companies requiring technical expertise on a limited or recurring basis. From 1990 to 1992, Mr. Antol served as Chief Financial Officer of Lou Register Furniture, a fine furniture retailer located in Phoenix, Arizona. From 1987 to 1990, Mr. Antol served as Director of Finance for F.S. Inc. (dba Audio Express and Country House Furniture), a retailer of furniture and stereo equipment in four southwestern states. From 1975 to 1987, Mr. Antol worked for Giant Industries, Inc., an independent refiner and marketer of petroleum products, in such capacities as Corporate Controller and Corporate Treasurer. Mr. Antol also has six years audit and tax experience with two major certified public accounting firms in Phoenix, Arizona. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970 after meeting a two year resident requirement. He no longer practices as a licensed CPA. Mr. Antol was appointed a director by the Board on July 7, 2020.

Board members are elected to the board by the shareholders at the annual shareholders meeting or a new board member may be nominated to the board by current board members and are confirmed to the board by the shareholders at the next annual shareholder meeting. All board members at that time were confirmed at the last annual shareholder meeting in January 2019. Board members remain on the board until they retire from the board or are voted off by the shareholders.

Board Meetings

During fiscal year ended 2022, our board met as required by operational activities and took action by unanimous consent on all matters acted on. All meetings were held telephonically and all directors attended all of the meetings.

As the Company is small and with limited directors, we do not maintain nominating or corporate governance committee at this time. The audit committee is served by Mr. Brian Adair. As the Company grows and our related board is expanded, it is the intent appoint committee chairpersons to the various committees.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Based solely on our review of the SEC website, we believe that, during the fiscal year ended June 30, 2022, our officers, directors and greater than ten percent beneficial owners did not comply with all applicable filing requirements as the Company’s stock was suspended by the SEC on December 12, 2020.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid during the last two fiscal years to our principal executive officers and chief financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brian Adair, Acting CEO	2022	300,000	—	—	—	—	300,000
Board Chairman	2021	300,000	—	—	—	—	300,000

Steve Antol	2022	150,000	—	—	—	—	150,000
CFO	2021	150,000	—	—	—	—	150,000

Employment Agreements

Effective July 7, 2020, the Company retained a new Chief Financial Officer and the prior Chief Financial Officer was reassigned to oversee all mining operations as they come on line in our fiscal 2021-2023 years. Both parties signed a one-year employment agreement with the Company, with automatic successive one-year renewals provided that neither party has provided notice of termination prior to 30 days from the end of such applicable term. Both employment agreements are in effect at the time of filing this Form 10-K.

Outstanding Equity Awards as of June 30, 2022

The following table summarizes the outstanding equity awards as of June 30, 2022, for our chief executive officer and director:

Outstanding Equity Awards as of June 30, 2022

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Brian Adair	15,000,000	—	$0.05	3/20/2024

Compensation of Directors

The Company has not paid any compensation to its directors during the last two fiscal years.

Compensation Committee

The Company does not maintain a compensation committee and all compensation for the executive officers and any consultant is determined by the board of directors. The Company does not maintain any processes or procedures for the consideration and determination of compensation and currently all compensation is approved by the board of directors.

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

The Company leases a home office space from Mr. Mueller for $500 a month, plus a $50 per month cell phone reimbursement, which office currently serves as the corporate administrative office in Albuquerque, NM.  The Company employs Nataliia Mueller, wife of Mr. Mueller, as an assistant to the prior and current Chief Financial Officer in the areas of purchasing, accounts payable and payroll. Mrs. Mueller salary for fiscal years 2022 and 2021 was $60,000, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 7, 2022, certain information regarding beneficial ownership of our capital stock according to the information supplied to us, that were beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of each class of the Company’s outstanding voting stock, (ii) each director, (iii) each named executive officer identified in the Summary Compensation Table, and (iv) all named executive officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of our directors and executive officers is corporate address.

	Common Stock
Name and Address of Beneficial Owner	Shares	% of Class (1)
5% Stockholders
Boonyin Investments New Australia 2000	69,936,590	15.85%

Michael Musulin (2) Scottsdale, AZ	42,573,504	9.39%

Directors and Executive Officers
Brian Adair (3)	81,914,525	16.56%
Stephen J. Antol	2,900,000	0.70%
Current officers and directors as a group (2 persons)	84,814.525	17.07%

______________

* Less than 1%
(1)

Applicable percentage of ownership is based on 443,308,551 shares of common stock issued and outstanding as of October 7, 2022, together with securities exercisable or convertible into shares of common stock within sixty (60) days of October 7, 2022 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty days of that are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 1,500,000 shares in Mr. Musulin’s spouse’s name, 2,500,000 shares issuable upon exercise of warrants and 10,000,000 shares issuable upon exercise of options, both that are currently exercisable within sixty days following October 7, 2022.

(3)

Mr. Adair is Chairman of the Board, Audit Committee Chairman and acting Chief Executive Officer of the Company. Includes 1,000,000 shares in Mr. Adair’s spouse’s name, 5,701,667 shares issuable upon exercise of warrants, 500,000 shares issuable upon exercise of warrants in the spouse’s name and 30,000,000 shares issuable upon exercise of options, all that are currently exercisable within sixty days following October 7, 2022.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2019, the Company issued to each of Mr. Adair and Mr. Mueller a 5-year warrant to purchase 15 million shares of Company common stock at an exercise price of $0.05 per share.

Adair purchased 4,833,334 shares of restricted common stock in fiscal 2021 for $260,000 and purchased 5,070,000 shares of restricted common stock in fiscal 2022 for $253,500.

ITEM 14PRINCIPAL ACCOUNTING FEES AND SERVICE

The following table discloses the fees approximate fees for professional services provided by TAAD, LLP for the fiscal years ended June 30, 2022 and 2021:

June 30,
	2022	2021
Audit and quarterly reports fees	$ 89,145	$ 74,714
Tax fees	—	—
All other fees	—	—
	$ 89,145	$ 74,714

(1)	Includes services rendered for audit of the Company’s consolidated financial statements, review of quarterly financial information, and assistance and issuance of consents associated with SEC filings.
(2)	Relates to services rendered for tax advice and compliance services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

EXHIBIT INDEX

Item 16. Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation dated August 8, 1991, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-12g (File No. 000-20430)
3.2	Certificate of Amendment of Certificate of Incorporation dated December 5, 1991, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10-12g (File No. 000-20430 )
3.3	Certificate of Amendment of Certificate of Incorporation dated June 6, 2011(1)
3.4	Certificate of Amendment of Certificate of Incorporation dated January 23, 2019, incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on January 16, 2019
3.5	Amended Bylaws incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 33-45162)
3.6	Form 10-12G Registration Statement filed on June 4, 2022 and declared effect by the Securities and Exchange Commission on August 4, 2022 (File No. 000-20430)
4.1	Form of Common Stock Certificate, incorporated by reference to Exhibit 4.1 of our Form 10-K for the period ended August 31, 2009 filed with the SEC on February 8, 2011
10.1

Purchase Agreement dated January 04, 2019 by and between Mineral Acquisitions, LLC, Richard Billingsley and Leslie Billingsley, incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on January 4, 2019

10.2	Purchase Agreement dated August 18, 2017, as subsequently amended, by and between Santa Fe Acquisition, LLC, Bullard’s Peak Corporation and Black Hawk Consolidated Mines Company(1)
10.3	Daniel E. Gorski consulting agreement dated November 2018(1)
10.4	Change of Control Agreement for Frank Mueller(1)
10.5	Verbal employment agreement for Frank Mueller(1)
10.6	Written employment agreement Frank Mueller(1)
10.7	Written chief financial officer consulting contract(1)
14.1	Code of Ethics for CEO and Senior Financial Officers dated June 15, 2006, incorporated by reference to Exhibit 14.1 of the Form 10-K filed with the SEC on February 16, 2007
21.1	List of subsidiaries(1)
31.1	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
31.2	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350(1)

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension — Schema

101.CAL(2)	XBRL Taxonomy Extension — Calculations

101.DEF(2)	XBRL Taxonomy Extension — Definitions

101.LAB(2)	XBRL Taxonomy Extension — Labels

101.PRE(2)	XBRL Taxonomy Extension — Presentations

Management contract or compensatory plan or arrangement.

(1)Filed herewith.

(2)Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE GOLD CORPORATION
Date: October 13, 2022	By:	/s/ Brian Adair
Brian Adair
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 13, 2022	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer, Secretary and Director
( (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Brian Adair	Chief Executive Officer and Director	October 13, 2022
Brian Adair	(Principal Executive Officer)
/s/ Stephen J. Antol	Chief Financial Officer, Secretary and Director	October 13, 2022
Stephen J. Antol	(Principal Financial and Accounting Officer)