Form 10-K/A
period 2022-06-30
Santa Fe Gold CORP
filed 2022-10-17
CIK 851726

__________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

Explanatory Note

EXPLANATORY NOTE

Santa Fe Gold Corporation. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2022. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of inserting the revised audit report to the consolidated financial statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A includes the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

As of and for the Years ended June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Santa Fe Gold Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Santa Fe Gold Corp. (the “Company”) as of June 30, 2022 and 2021, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

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

SANTA FE GOLD CORPORATION
Date: October 14, 2022	By:	/s/ Brian Adair
Brian Adair
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 14, 2022	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer, Secretary and Director
( (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Brian Adair	Chief Executive Officer and Director	October 14, 2022
Brian Adair	(Principal Executive Officer)
/s/ Stephen J. Antol	Chief Financial Officer, Secretary and Director	October 14, 2022
Stephen J. Antol	(Principal Financial and Accounting Officer)