Form 10-Q
period 2022-09-30
Santa Fe Gold CORP
filed 2022-11-14
CIK 851726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number: 000-20430

SANTA FE GOLD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	84-1094315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 San Pedro NE, Suite 225

Albuquerque, NM 87110

(Address of principal executive offices)

(505) 255-4852

(Registrant’s Telephone Number, including Area Code)

Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.002

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 14, 2022 were 443,308,551.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The financial statements and notes thereto contains certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s strategy, operations, economic performance, financial condition, resource drilling strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. This Form 10-Q contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: our ability to continue as a going concern; including but not limited to statements regarding the following:

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

•failure of equipment to process or operate in accordance with specifications, including expected throughput, which could prevent the production of commercially viable output; and

•our ability to seek out and acquire additional high-quality gold, silver and/or copper properties.

Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, the Company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events, or other circumstances. We believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” as detailed in Item1A of our Form 10-K filed on October 13, 2022. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this filed Form 10-Q.

SANTA FE GOLD CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,703	$19,939
Prepaid expenses and other current assets	13,016	8,740
Total current assets	78,719	28,679
Property and equipment, net	421,764	432,118
Mineral property	4,290,365	4,215,365
Deposit	125	125
Assets held for sale	25,800	202,821
Total Assets	$4,816,773	$4,879,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,799,234	$3,812,836
Accrued liabilities	12,137,934	12,385,090
Notes payable, current maturities	2,352,671	2,343,635
Completion guaranty payable	3,359,873	3,359,873
Total current liabilities	21,649,712	21,901,434

Non-current notes payable	501,876	510,786
Total Liabilities	22,151,588	22,412,220
Commitments and Contingencies
Stockholders' Deficit:
Common stock, $0.002 par value, 550,000,000 shares authorized at September 30, 2022 and June 30, 2022; 443,308,551 issued and outstanding at September 30, 2022 and 441,308,551 shares issued and outstanding at June 30, 2022	886,617	882,617
Additional paid-in capital	96,692,220	96,558,521
Accumulated deficit	(114,913,652)	(114,974,250)
Total stockholders' deficit	(17,334,815)	(17,533,112)
Total Liabilities and Stockholders' Deficit	$4,816,773	$4,879,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2022	2021

Revenues	$-	$-

Operating Expenses:
Exploration and other mine related costs	26,175	38,560
General and administrative	281,041	327,661
Total Operating Expenses	307,216	366,221
Loss from Operations	(307,216)	(366,221)
Other Income (Expense):
Miscellaneous income	172	-
Recovery (loss) associated with misappropriated funds	4,057	(522)
Financing costs-commodity supply agreements	538,750	75,481
Interest expense	(175,165)	(162,186)
Total Other (Expense) Income	367,814	(87,227)
Income (Loss) Before Provision for Income Taxes	60,598	(453,448)
Provision for Income Taxes	-	-
Net Income (Loss)	$60,598	$(453,448)

Basic and Diluted Per Share Data:
Net Income (Loss) – Basic and diluted	$0.00	$(0.00)
Weighted Average Common Shares Outstanding:
Basic	441,504,203	435,446,486
Diluted	496,070,845	435,446,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
Three Months Ended September 30, 2022	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	441,308,551	$882,617	$96,558,521	$(114,974,250)	$(17,533,112)
Issuance of stock for cash	2,000,000	4,000	96,000	-	100,000
Value of warrants issued with stock purchases	-	-	37,699	-	37,699
Current period income	-	-	-	60,598	60,598
Balance September 30, 2022	443,308,551	$886,617	$96,692,220	$(114,913,652)	$(17,334,815)

			Additional
Three Months Ended September 30, 2021	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	433,018,551	$866,037	$95,759,064	$(112,640,158)	$(16,015,057)
Issuance of stock for cash	4,170,000	8,340	200,160	-	208,500
Value of warrants issued with stock purchases	-	-	90,633	-	90,633
Current period loss	-	-	-	(453,448)	(453,448)
Balance September 30, 2021	437,188,551	$874,377	$96,049,857	$(113,093,606)	$(16,169,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$60,598	$(453,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant/option expense from derivative liability	37,699	90,633
Depreciation and amortization	11,422	16,008
Non-cash interest expense	-	276
Non-cash change in finance charge on commodity supply agreement	(538,750)	(75,481)
Non-cash adjustment on recovery of misappropriated funds	-	522
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(4,276)	(11,668)
Accounts payable and accrued liabilities	278,118	246,613
Net Cash Used in Operating Activities	(155,189)	(186,545)

Cash Flows from Investing Activities:
Payment on mineral leases	(75,000)	(75,000)
Loss on property sale	943	-
Proceeds from property sale	176,078	37,478
Rental deposit	-	(125)
Purchase of property, plant and equipment	(1,068)	-
Net Cash Provided By (Used) in Investing Activities	100,953	(37,647)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	100,000	208,500
Payments on lease principle	-	(2,919)
Net Cash Provided by Financing Activities	100,000	205,581

Net (Decrease) Increase in Cash and Cash Equivalents	45,764	(18,611)
Cash and Cash Equivalents Beginning of period	19,939	27,458
Cash and Cash Equivalents End of Period	$65,703	$8,847
Supplemental Cash Flow Information:
Interest	$-	$1,649
Income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In January 2019 the Company has acquired right of use on two properties in western New Mexico, consisting of eight (8) patented claims and two unpatented claims, all located in the Steeple Rock Mining District, Grant County, New Mexico and the related water rights lease agreements. The two properties are known as the Billali Mine and the Jim Crow Imperial Mine. The Company has made improvements to the Jim Crow Imperial mine and has commenced mining operations during the third calendar quarter of 2020. In the last week of November 2020, our mine manager contacted the COVID-19 virus and later two of our employee miners contacted it also and we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. Currently it is anticipated to reopen the mines in late 2022 or in the first quarter of 2023 when we complete the construction of our mill operation in Duncan, Arizona. The Company has no current COVID-19 problems.

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

With three of our mine employees contacted the COVID-19 virus in the last week of November 2020, we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. With the current COVID -19 situation and the current inability to process the mined ore we anticipate not restarting the mining operation until late 2022 or in the first quarter of 2023, depending on the projected completion of our mill operation in Duncan, Arizona.

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

Below presents summary financial information at the two periods presented in this Form 10-Q filing.

	September 30,	June 30,
	2022	2022
Cash on hand	$65,703	$19,939
Working capital (deficit)	$(21,570,993)	$(21,872,755)
Stockholder (deficit)	$(17,334,815)	$(17,533,112)

		September 30, 2021
Current quarter net income (loss)	$60,598	$(453,448)

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

As of the periods ending September 30, 2022 and June 30, 2022, the Company was in default on accounts payable and debt facility payments that relate to our pre-bankruptcy debt as follows:

	September 30,	June 30,
	2022	2022
Amount due under the Gold Stream Agreement	$9,884,977	$10,379,629
Notes payable and accrued interest	5,847,572	5,736,243
Accounts payable and other accrued liabilities	3,669,213	3,663,249
Total	$19,401,762	$19,779,121

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

Mine development is amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body. Currently, with no claims or mines in our possession that have proven and probable reserves, we have no development costs incurred. As of September 30, 2022, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects in the opinion of a qualified person as defined in Regulation S-K 1300 and all mine development costs are expensed as incurred.

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

To date, the Company has not established the economically viability of any of our exploration prospects as defined under Regulation S-K, therefore, all exploration costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the three months ended September 30, 2022 and 2021.

Reclamation and Asset Retirement Obligation

Reclamation obligations (“ARO”) are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. No reclamation costs were required for the three months ended September 30, 2022 and 2021.

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

When required to arrive at the fair value of derivatives associated with the convertible notes and warrants, a Black Scholes or Monte Carlo model are utilized that values the Convertible Note and Warrant based on average discounted cash flow factoring in the various potential outcomes by a Chartered Financial Analyst (‘CFA”). In determining the fair value of the financial derivatives, the CFA assumes that the Company’s business would be conducted as a going concern.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of twelve months or less. The lease term is defined as the noncancelable portion of the lease term plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted Topic 842 as of July 1, 2019 and at this time the standard will not have a significant impact on our consolidated financial statements until a significant lease agreement is entered.

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

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determines that such instruments meet the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock. Warrant and option expense for the three months ended September 30, 2022 and 2021 was $37,699 and $90,633, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of September 30, 2022 and June 30, 2022, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive for the three months ended September 30, 2021. For three months ended September 30, 2022 the calculations of basic and diluted loss per share are presented below.

The potentially dilutive securities consisted of the following for the period ended September 30, 2022:

September 30, 2022
Options to purchase common stock	40,000,000
Warrants to purchase common stock	15,468,816

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computation for the three months ended September 30, 2022 is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2022:
Basic EPS
Income available to common stockholders	$ 60,598	441,504,203	$ 0.00
Diluted EPS
Dilutive shares from options and warrants	—	54,566,642	0.00
Income available to common stockholders plus assumed conversions	$ 60,598	496,070,845	$ 0.00

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

Share based payments to employees and nonemployees are valued at the earlier or a commitment date or completion of services. The Company had no stock-based compensation for the three-months ended September 30, 2022 and 2021.

Recent Accounting Pronouncements

Recent effective pronouncements issued by the FASB (including its Emerging Issues Task Force, or pronouncements issued but not yet effective, are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Mine equipment	$ 146,399	$ 146,399
General equipment	160,081	160,081
Small tools	4,882	4,882
Mill site property	175,343	175,343
Mill site development costs	35,134	35,134
Land	35,000	35,000
Office equipment	1,068	-
	557,907	556,839
Less: accumulated depreciation	(136,143)	(124,721)
	$ 421,764	$ 432,118

Depreciation and amortization expense on property and equipment and right-of-use asset for the three months ended September 30, 2022 and 2021 was $11,422 and $16,008, respectively.

Note 4 – MINERAL RIGHTS

The Company has capitalized acquisition costs on mineral properties at September 30, 2022 and June 30, 2022 as follows:

	September 30,	June 30,
	2022	2022
Alhambra – Blackhawk project	$3,115,365	$3,115,365
Billali – Jim crow Imperial minerals rights	1,175,000	1,100,000
	4,290,365	4,215,365
Less: Accumulated amortization	-	-
Mineral property	$4,290,365	$4,215,365

Exploration Status Overview

We have not established that the Alhambra - Blackhawk project or Billali Mine - Jim Crow/Imperial Mine rights projects contain mineral reserves, as defined in Regulation S-K 1300. Acquired mineral rights are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. Mining assets include mineral rights. The payments made under the Billali Mine - Jim Crow Mine Agreement are capitalized by the Company and if a revenue stream is attained, of which there can be no assurance, the capitalized balance will be amortized to expense.

We are an exploration stage company as our properties have no mineral reserves disclosed as defined in Regulation S-K 1300. A mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. Because of costs to attain mineral reserves, it should be noted, we may never exit the exploration stage status.

To date, with respect to the Alhambra - Blackhawk project, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work.  The Company will need to raise funds to conduct additional exploration work and it currently lacks a firm financing commitment for any exploration activities.

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

The Company commenced exploration work on the Jim Crow mine in late 2019. Work to date has consisted of beginning the upgrading of the surface facilities, rehabilitating the shaft, expanding the hoisting capability and underground excavation and mining preparation on three levels. Early in the third quarter of 2020 we commenced initial mining operations in the Jim Crow mine. The Company had our mined ore tested at a nearby smelter that it had used prior to our bankruptcy proceedings and the ore was approved for processing at the smelter. In November the smelter ceased taking all outside ore due to a new certification they were attempting to secure. At that time the Company was currently forced to change its current business plan and look for a favorable mill site to process our mined ore. In January 2020 a purchase option was entered into for a future crushing plant site in Duncan, Arizona. The Company had the right to cancel the Agreement at any time. The Company raised the funds purchase the mill property in Duncan, Arizona and the purchase closed on November 9, 2021.

With three of our mine employees having contacted the COVID-19 virus in the last week of November 2020, we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. With the current COVID -19 situation and the current inability to process the mined ore we anticipate not restarting the mining operation until late in 2022 or in the first quarter of 2023, depending on the projected completion of our mill operation in Duncan, Arizona.

NOTE 5 – ASSETS HELD FOR SALE

In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March 2021. The Company does not anticipate receiving an additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court. Assets held for sale at September 30, 2022 is as follows:

42 acres of unimproved residential property	$ 25,800

Property held for sale is valued at the estimated net market value after disposition costs.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Franchise taxes	$ 3,920	$3,920
Audit fees	22,750	40,000
Merger costs, net	269,986	269,986
Payroll burden	452,212	414,404
Vacation pay	36,014	36,014
Accrued director fees	750,000	675,000
Other	165,500	144,500
Interest	5,720,475	5,545,439
Commodity Supply Agreement finance fees – See NOTE 10	4,717,077	5,255,827
	$ 12,137,934	$ 12,385,090

NOTE 7 - NOTES PAYABLE – CURRENT MATURITIES

Installment Sales Note

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, secured by the equipment. The balance owed on the installment sales contract was $398,793 at September 30, 2022 and June 30, 2022, respectively, had accrued interest of $185,172 and $179,409, respectively and interest expense of $5,763, respectively for each of the three months ended September 30, 2022 and 2021. The Company has been unable to make its monthly payments since November 2013 and has been in default since that time. The installment sales contract is due and in default at September 30, 2022 and June 30, 2022. The equipment has been returned to the vendor for sale, and the equipment remains unsold.

Tyhee Merger Agreement

In conjunction with the Merger Agreement, Tyhee Gold Corp. (“Tyhee”) and the Company entered into a Bridge Loan Agreement (“Bridge Loan”), pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At that time the Company and Tyhee were in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge Loan and Tyhee’s allocation of the proceeds from the Bridge Loan. The Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at September 30, 2022 and June 30, 2022. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at September 30, 2022 and June 30, 2022 is $3,518,515 and $3,412,949, respectively, and was in default. In December 2016, the court-administered trust paid $91,788 to Tyhee and this amount was applied against the accrued interest on the Bridge Loan. The trust payment was recorded as a gain on trust debt forgiveness.  Interest expense for the three months ended September 30, 2022 and 2021 was $105,566, respectively. Tyhee Gold Corp. is no longer in existence and the Company is in process of having a litigation firm in British Columbia to have the debt judicially extinguished under British Columbia law, where the agreement is governed, and in accordance FASB ASC 405-20-40-1(b) which states that “a liability has been extinguished if the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.”

Notes Payable

An individual during our fiscal year 2019 loaned the Company $239,750 of which the Company paid back $130,000 through our fiscal year ended June 30, 2021, and in our fiscal year ended June 30, 2021 and received an additional $18,000 loaned to the Company in that current fiscal year. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Accrued interest on the loan at September 30, 2022 and June 30, 2022 is $30,600 and $29,091, respectively. During the period ended September 30, 2021, the Company made a $10,000 principal payment on the note and reversed the $18,000 unauthorized payment of costs on behalf of the Company. Balance of the loan at September 30, 2022 and June 30, 2022 was $99,750, respectively. Interest expense on the loan for the three months ended September 30, 2022 and 2021 is $1,509 and $1,781, respectively.

A shareholder in April 2022, loaned the Company $100,000 at an annual interest rate of 12% and the note has a six-month maturity. The proceeds were used for working capital requirements. In conjunction with the loan, the Company granted 2,000,000 six-month vested stock options with a strike price of $0.05 per share. Accrued interest on the loan at September 30, 2022 and June 30, 2022 was $5,195 and $2,170, respectively.  Interest expense on the loan for the three months ended September 30, 2022 was $3,025.

The following summarizes notes payable:

	September 30,	June 30,
	2022	2022
Installment sales note in 48 monthly installments of $13,874, including interest through July 16, 2016	$398,793	$398,793
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan	1,745,092	1,745,092
Current portion of Paycheck Protection Program Loans	9,036	-
Note payable, interest at 6%	99,750	99,750
Note payable, 12%	100,000	100,000
	$2,352,671	$2,343,635

NOTE 8 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining unaccredited liability totaled $3,359,873 at September 30, 2022 and at June 30, 2022. Interest of $44,098 was expensed during the three months ended September 30, 2022 and 2021, respectively. Accrued interest at September 30, 2022 and June 30, 2022 was $1,808,027 and $1,763,929, respectively.

NOTE 9 – NON-CURRENT NOTES PAYABLE

Notes Payable

During the quarter ended December 31, 2021, a shareholder made two secured loans of $200,000 each, with an annual interest rate of 10% and, note maturity dates of two years from the date of the notes. Interest is due and payable on the annual anniversary dates and the principal is due on the maturity date of the notes. The note holder loans are secured by the Duncan, Arizona mill property. Accrued interest on the notes at September 30, 2022 and June 30, 2022 is $36,657 and $26,575, respectively. Interest expense on these notes for the three months ended September 30, 2022 is $10,082. In conjunction with each note issuance, the Company granted 4,000,000 two-year vested stock options with a strike price of $0.05 per share.

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

During our fiscal year 2021 we received two loans in the second round of the PPP loan program in the principal amount of $109,520.

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

The following summarizes non-current debt at September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022
Notes payable	$400,000	$400,000
Loans payable to bank under the Paycheck Protection Program	100,484	109,520
Accrued interest on Paycheck Protection Program Loans	1,392	1,266
	$501,876	$510,786

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Commodity Supply Agreement

In December 2009, the Company entered into a definitive gold stream agreement (the “Gold Stream Agreement”) with Sandstorm to deliver a portion of the life-of-mine gold production (excluding all silver production) from the Company’s Summit silver-gold mine. Under the agreement, the Company received advances of $4,000,000 as an upfront deposit, plus continues to receive future ongoing payments equal to the lesser of: $400 per ounce or the prevailing market price, (the “Fixed Price”) for each ounce of gold delivered pursuant to the Gold Stream Agreement for the life of the mine. The Company purchases and delivers refined gold in order to satisfy the requirements of the Gold Stream Agreement and receives the Fixed Price per ounce in cash from Sandstorm. The difference between the prevailing market price and the Fixed Price per ounce for gold delivered is credited against the upfront deposit of $4,000,000 until the obligation is reduced to zero. Future ongoing payments for gold deliveries will continue at the Fixed Price per ounce with no additional credits or advances to be received from Sandstorm. In certain circumstances, including failure to meet minimum production rates, interruption in production due to permitting issues and customary events of default, the agreement may be terminated. In such event, the Company may be required to return to Sandstorm any remaining unaccredited balance of the original $4,000,000 upfront deposit. See NOTE 8 - COMPLETION GUARANTEE PAYABLE. Gold production subject to the agreement includes 50% of the first 10,000 ounces of gold produced, and 22% of the gold thereafter. The net cost of delivering refined gold along with other related transactional costs corresponding to the Gold Stream Agreement are recorded in Other Expenses as financing costs - commodity supply agreements.

Under the Gold Stream Agreement, the Company has a recorded obligation at September 30, 2022 and at June 30,2022 of 3,709 ounces of undelivered gold valued at approximately $4,717,077 and $5,255,827 respectively, presented in accrued liabilities on the balance sheet, net of the Fixed Price of $400 per ounce. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

Mineral Property Rights

The Company determined the agreement on the Billali and Jim Crow/Imperial mines is a Right Of Use (“ROU”) asset lease and is cancellable at any time by the Company. There are no interest charges provided for in the Agreement.

Costs of exploration, mine development, and carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration and development costs as incurred as we are  in the exploration stage. If the Company identifies mineral reserves under Regulation S-K 1300, in its investigation of its properties and in the opinion of the qualified person, can be the basis of an economically viable project, we would enter the development stage and capitalize future costs until production is established. The Company will capitalize the payments under the Agreement as made. At the time the Company has a revenue stream from this project, the Company will amortize the capitalized payment balance each quarter. Companies that have mineral reserves under Regulation S-K 1300 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, on our properties that have no reserves we will depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated life of the mine, as determined by our geologist. As we have no reliable information to compute a units of production methodology, we will amortize our capitalized costs on a straight-line basis  over the estimated remaining mine life.

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

As of September 30, 2022, the Company has not established mineral reserves on any of our exploration projects; therefore, all exploration costs are being expensed. During the three months ended September 30, 2022, we capitalized payments of $75,000 under the Agreement.

It should also be noted, that the Company may never exit the exploration stage company status due to the costs of determining mineral reserves under regulation S-K 1300.

Payments under Amendment Five of the Agreement on the Billali and Jim Crow/Imperial mines are estimated as follows:

Fiscal years ending June 30:
Prior year payments to 6/30/2022	$ 1,100,000
2023	300,000
2024	900,000
2025	2,100,000
2026	2,100,000
2027	2,100,000
2028	1,400,000
Total lease payments	$ 10,000,000

Office and Real Property Leases

The Company’s office consists of a single room located in Albuquerque, NM, at the home of the former CFO for a monthly rent of $550. The Company rented a new office space in July 2021 with a current rental cost per month $175 as the official Company address. Rental expense for the three months ended September 30, 2022 and 2021 was $1,975 and $1,863, respectively.

Title to Mineral Properties

Although the Company has taken steps, consistent with industry standards, to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

NOTE 11 - STOCKHOLDERS’ DEFICIT

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

The Company filed our Form 10-12G Registration Statement with the SEC and on August 4, 2022 the SEC declared the Form 10-12G Registration Statement effective. The Company submitted the application to the Over-The-Counter Markets Group (the “OTC”) to trade on OTC-QB tier. Upon going through the initial OTC approval process, they requested the Company submit our Form 211 to the Financial Industry Regulatory Authority (“FINRA”) for their review and approval. Upon receiving approval by FINRA we will then resubmit our application to the OTC for their approval and trade on one of their platforms. The Company’s complete and current effective Form 10-12G meets the information requirements required by Form 15c2-11. Until we have provided any required addition requested information and documentation required to FINRA and their approval of our Form 211 filing and the subsequent approval or our filing with the OTC, there will not be a publicly quoted market for our stock.

One of the consequences of having our common stock deregistered and submitting our forms with FINRA is that we are required to have a market maker sponsor and submit an updated/new Form 15c-211 as will be requested by FINRA. We are currently seeking to select a market maker to sponsor our Form 15c-211 filing with FINRA. Until FINRA has accepted our filing and we have provided all of the information and documentation required, there will not be a publicly quoted market for our stock. There can be no assurances that the market maker we select will agree to sponsor us or if they are not, that we will be successful in finding a market maker that is willing to sponsor us with FINRA or that we will be able to satisfy FINRA’s information and documentation requirements in a timely manner or at all. Any delay or failure in securing sponsorship from a market maker or in satisfying FINRA’s requirements would result in our shareholders not having a public market to sell their shares. Further, it would make it more difficult for the Company to obtain the financing it requires.

Common Stock Transactions

For the three months ended September 30, 2022, the Company:

(i)	Accepted a subscription for an aggregate of 2,000,000 shares of restricted common stock from an accredited investor for cash proceeds of $100,000 .

Warrants

During the three months ended September 30, 2022, the Company issued 1,000,000 three-year warrants at a strike price of $0.05 as part of the private placement to an accredited investor. The Black-Sholes fair value of the issued warrants for the three months ended September 30, 2022 is $37,699.

During the three months ended September 30, 2022, 1,541,667 expired.

Options

During the three months ended September 30, 2022 no options were granted.

The Black-Scholes option-pricing model was used to estimate the fair value of the options and warrants with the following weighted-average assumptions for the periods ending September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Risk-free interest rate	4.12%	0.35% - 0.43%
Expected volatility	129.59%	114.45 – 119.78%
Expected life (years)	3	3
Expected dividend yield	0%	0%

Stock option and warrant activity for the three months ended September 30, 2022 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2022	40,000,000	$ 0.05	16,010,483	$ 0.056
Granted	—	—	1,000,000	0.05
Canceled	—	—	—	—
Expired	—	—	(1,541,667)	(0.067)
Exercised	—	—	—	—
Outstanding at September 30, 2022	40,000,000	$ 0.05	15,468,816	$0.055

Stock options and warrants outstanding and exercisable at September 30, 2022, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
			Weighted				Weighted
			Average				Average
			Contractual				Contractual	Weighted
Exercise			Remaining	Exercise			Remaining	Average
Price	Outstanding	Exercisable	Life	Price	Outstanding	Exercisable	Life	Excise
Range	Number	Number	(in Years)	Range	Number	Number	(in Years)	Price
$0.05	40,000,000	40,000,000	1.32	$0.05	10,877,149	10,877,149	1.23
	-	-		$0.06	3,416,667	3,416,667	0.41
	-	-		$0.07	975,000	975,000	0.74
	—	-		$0.15	200,000	200,000	1.55
	40,000,000	40,000,000			15,468,816	15,468,816

	Outstanding Options		1.32	Outstanding Warrants			1.02	$0.055
	Exercisable Options		1.32	Exercisable Warrants			1.02	$0.055

As of September 30, 2022, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $498,596 and the aggregate intrinsic value of currently exercisable stock options and warrants was $498,596. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0598 closing stock price of the common stock on December 17, 2020 when the stock was delisted. The total number of in-the-money options and warrants vested and exercisable as of September 30, 2022 was 55,468,816.

The total intrinsic value associated with options exercised during the three months ended September 30, 2022 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total grant-date fair value of option and warrant shares vested during the three months ended September 30, 2022 was $37,699.

NOTE 12 - INCOME TAXES

The Company has had no income tax expense or benefit since July 1, 1997, because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carry forwards, given the provisions of existing tax laws. The Company files income tax returns in the U.S. and state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from fiscal year ended June 30, 2022.

The approximate income tax benefit is computed by applying the current revised U.S. federal income tax rate of 21% to net income (loss) before taxes for the fiscal years ended on and after June 30, 2019 and for prior tax years at the revised tax rate of 21%. New Mexico revised their tax rate to 6.2 % for 2017 and 5.9 % in 2019. The approximate income tax benefit is computed by applying the current revised New Mexico tax rate of 5.9% to net income (loss) before taxes for the fiscal year ended June 30, 2021, and the 5.9% rate to the prior four-year periods of net income or (loss).

In assessing the realizability of estimated deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of September 30, 2022 and June 30, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

Since August 2015, the Company has leased a home work space from Mr. Mueller for $550 a month for the corporate administrative functions in Albuquerque, NM. In mid-July 2021, the Company rented a small office space at 2325 San Pedro NE, Albuquerque, NM for $125 a month and currently at $175 per month as the Company address. Rental expense was $2,175 and $1,963 for three months ended September 30, 2022 and 2021, respectively.

Since July 2019, Nataliia Mueller, wife of Mr. Mueller, has been paid an annual wage of $60,000. Currently she is the assistant to the current CFO, and functions in the areas of purchasing, payroll and accounts payable.

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

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. At the time of filing this report, we have determined costs associated with Mr. Laws action currently aggregates approximately $1,651,263. We have collected $990,632 in cash and properties held for sale with an estimated net market value of $25,800 as of the date of filing of this Form 10-Q.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws currently has been sentenced on the charges which he plead, to 81 months in prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March 2021. The Company does not anticipate receiving an additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court.

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

NOTE 14 – LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at September 30, 2022 and June 30, 2022 was $55,419 and $53,322 respectively. Interest on the obligation for the three months ended September 30, 2022 and 2021 was $2,097, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at September 30, 2022 and June 30, 2022 was $80,548 and $77,994, respectively. Interest on the obligation for the three months ended September 30, 2022 and 2021 was $2,554 respectively.

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

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. As of the filing of this report, we have determined that the costs associated with Mr. Laws action currently aggregate to approximately $1,651,263 including legal charges and forensic accounting, of which we have collected $990,632 in cash and properties with an estimated net market value of $25,800 as of the date of filing of this Form 10-Q.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws is currently has been sentenced on the charges which he plead, to 81 months in prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March 2021. The Company does not anticipate receiving an additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court.

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

NOTE 15 – SUBSEQUENT EVENTS

Acquisition of Processing Mill

The Company is currently in process of acquiring a mill operation for its head ore to located on its property in Duncan, Arizona. The seller of the mill has disassembled the mill in Kellogg, Idaho and relocated the mill to the Duncan, Arizona site. Currently all associated costs of the mill and its relocation are being accumulated and finalized by the seller. At this time there are no agreements between the seller and the Company as to terms and sales price of the delivered disassembled mill and such price is anticipated to be negotiated and determined when funding is obtained by the Company to acquire and reconstruct the mill.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2022. The following management discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes which are included in Item 1 of this Quarterly Report on Form 10-Q, and with our audited financial statements and the “Risk Factors” section included in our Form 10-K for our fiscal year ended June 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 13, 2022.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement on Forward-Looking Statements” on page F-4 of this Form 10-Q. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. This Form 10-Q contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: our ability to continue as a going concern

Overview

We are an exploration company that owns certain mining and mineral rights at our Alhambra-Blackhawk project and have right-of-use mineral rights comprising the Billali and Jim Crow-Imperial mine project in southwest New Mexico.

Basis of Presentation and Going Concern

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. If the Company becomes unable to continue as a going concern, it may be unable to realize the carrying value of its assets or to meet its liabilities as they become due.

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

Operating Results for the Three Months Ended September 30, 2022 and 2021

Revenues

During the three months ended September 30, 2022 and 2021, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in three months ended September 30, 2022, decreased $59,005 from $366,221 in the three months ended September 30, 2021, to $307,216 for the current period of measurement. The decreases in operating expenses in the current period of measurement is attributable to decreased exploration and mine related costs of $12,385 and decreased general and administrative of $46,620.

The decrease in exploration and mine related costs is mainly a decrease in amortization expense of $4,568, a decrease in BLM claim fees of $6,000 and other mine costs of $1,817. The decrease in general and administrative of $46,620 mainly consisted in decreases in the following: legal fees of $11,634 and costs attributable to granted warrants and options of $52,933. These decreases were offset mainly by increases in the following areas: audit fees of $8,875; corporate filing fees of $5,090 and medical insurance of $1,733.

Other Income (Expense)

Other income for the three months ended September 30, 2022, was $367,814 as compared to a loss of ($87,227) for three months ended September 30, 2021, an increase in other income of $455,041. The net increase in other income for the current period of measurement is mainly comprised increases of the following income components: miscellaneous income of $172; recovery associated with misappropriated funds of $4,579; decrease in financing costs on commodity supply agreements of $463,269. These income items were offset by an increase in interest expense of $12,979. The increased interest expense are a result of increased notes payable in our current fiscal period of measurement. The financing costs for the commodity supply agreement relate directly to production and the subsequent undelivered refined precious metals due Sandstorm and Waterton for the period prior to the Company bankruptcy. The current period of measurement only includes Sandstorm as the Waterton financing costs – commodity supply agreement liability that remained on the books after the bankruptcy and the Agreement was terminated in the asset sale to Waterton on February 26, 2016. The remaining liability is adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end Agreement. The decrease in financing costs in computation for the current period of measurement is driven by a decrease in precious metals prices at of the period of measurement.

Liquidity and Capital Resources

Below presents summary financial information at periods presented in this Form 10-Q filing.

	September 30,	June 30,
	2022	2022
Working capital deficit	$(21,570,993)	$(21,872,755)
Stockholder deficit	$(17,334,815)	$(117,533,112)
Current comparable period net income (loss)	$60,598	$(453,448)

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

As of the periods presented in this Form 10-Q filing, the Company was in default debt facility payments, accounts payable and accrued liabilities related to pre-bankruptcy obligations as follows:

	September 30,	June 30,
	2022	2022
Accounts payable and other accrued liabilities	$3,669,213	$3,663,249
Amounts due Sandstorm under the Gold Stream Agreement	$9,884,977	$10,379,629
Notes payable and accrued interest	$5,847,572	$5,736,243

Cash Used in Operating Activities

Net cash used in operational activities for the three months ended September 30, 2022 and 2021 was $155.2 thousand and $186.5 thousand, respectively. The net decrease in cash used in the current period of operations was a decrease in our loss of $514,046 for the three months ended September 30, 2022. This decrease was offset mainly by the decrease in the non-cash finance charge on the commodity supply agreement of $463,269 in the current period. Additionally, during the three months ended September 30, 2022, here was a net increase of $38,897 in operating assets and liabilities offset net loss decrease. In addition, warrant/option expense decreased $52,394 and depreciation and amortization costs decreased $4,386 during the three months ended September 30, 2022 to offset the loss decrease.

Cash Provided from Investing Activities

The net increase in cash provided in the three months ended September 30, 2022, is mainly net sales proceeds from the sale of property received in the Tom Laws litigation of $176,078 and this current period increase was offset by sale proceeds of land of $37,478 that was received in the Tom Laws litigation in the three months ended September 30, 2021.

Cash Provided from Financing Activities

Cash provided from financing activity for the three months ended September 30, 2022 consisted of a purchase of restricted shares of common stock for $100,000 as compared to purchases of restricted shares of common stock for $208,500 for the three months ended September 30, 2021.

We currently do not have sufficient capital to fund operations through our fiscal year ending June 30, 2023 and will need to raise additional funding to implement our current business strategy and projects in the planning stage. Currently, there can be no assurance of any revenue from our mine sites until we build our processing mill site in Duncan, Arizona. Ore that has been produced prior to the COVID-19 shut down is being inventoried for future processing at the future mill site. Even if we are successful in developing any of our properties, we expect to incur operating losses for the foreseeable future and may never become profitable.

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

Process head ore into concentrates and monetize for working capital cash flow.

Currently we have no continuing commitment from any party to provide additional working capital, or if one becomes available, there is no certainty that its terms will be favorable or acceptable to the Company. Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties. If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected. Until positive cash flow is generated from operations, we will be dependent upon future working capital credit/finance facilities or equity financing arrangements to meet our expenses and to fund execution on our business plan.

We currently anticipate approximate cash expenditures for our fiscal year 2023 to be as follows:

•	$800 thousand on corporate administration expenses, comprising of executive management and employee salaries, legal, audit, marketing, SEC filings and other general and administrative expenses.

•

$0.9 million to $1.1 million on the Jim Crow and Billali projects including exploration, mine development programs, mine enhancement projects, operational costs, including employee salaries, benefits and land holding costs.

•

$2.0 million  for the mill acquisition and construction project in Duncan, Arizona which includes costs for the payoff on site real estate, site equipment, site construction, project development ramp up and initial operating costs.

We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future. As the Company has no commitment for debt or equity financing, the Company will be reliant upon its own best-efforts fundraising activities to provide sufficient working capital to fund current and immediate future needs. There can be no assurance that the Company will be successful in its capital raising efforts, and the failure to raise needed capital will likely result in the curtailment or cessation of our business which would adversely affect investors.

Planned Joint Venture with Texas Mineral Resources Corporation

On December 1, 2020, the Company made a joint announcement with Texas Mineral Resources Corp. (“TMRC”), of the execution of a letter agreement to pursue, negotiate and thereafter enter into a definitive joint venture agreement with TMRC to jointly explore and develop a targeted silver property to be selected by TMRC among patented and unpatented mining claims held by Santa Fe Gold within the Black Hawk Mining District in Grant County, New Mexico. Completion of a joint venture agreement is subject to the successful outcome of a multi-phase exploration plan to be undertaken in the near future by TMRC. Under terms of the letter agreement TMRC plans to conduct a district-wide evaluation among the patented and unpatented claims held by Santa Fe Gold consisting of geologic mapping, sampling, trenching, radiometric surveying, geophysics, drilling and/or other methods as warranted. The purpose of the letter agreement was to allow TMRC the ability to enter onto the Company’s property, begin incurring the costs associated with the work necessary to secure a bankable feasible study. The parties may then secure the funding needed to develop and mine the 80 acres that TMRC identifies.  TMRC will be responsible for mining operations and will receive 50.5% of the profits as defined in the definitive agreement, when executed. The Company will receive 49.5% of the profits.

On July 28, 2022, TMRC issued a press release that updated the successful completion of their geophysical work in the Blackhawk mining district in New Mexico. The related project details that were provided to TMRC by the advanced technology deployed were cost effective and will assist TMRC in developing their next phase in their exploration program on project site.

The forgoing discussion is based upon Industry Guide 7’s terminology and requirements and related press release. The Company plans to enter into a definitive agreement with TMRC based upon Regulation S-K 1300’s changes. That is where the terms “43-101” and “Bankable Feasibility Study” are used, the parties will make clear and within the terms and definitions set forth in Regulation S-K 1300 what the parties’ intent is in the final agreement.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level due to changes described in Form 10-K filed on October 13, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation, which have materially affected, or are reasonably likely to materially affect our internal control over financial reporting and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All legal proceedings were stayed with the filing of Chapter 11 bankruptcy.

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at September 30, 2022 and June 30, 2022 was $55,419 and $53,322 respectively. Interest on the obligation for the three months ended September 30, 2022 and 2021 was $2,097, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at September 30, 2022 and June 30, 2022 was $80,548 and $77,994, respectively. Interest on the obligation for the three months ended September 30, 2022 and 2021 was $2,554 respectively.

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

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. As of the filing of this report, we have determined that the costs associated with Mr. Laws action currently aggregate to approximately $1,651,263 including legal charges and forensic accounting, of which we have collected $990,632 in cash and properties with an estimated net market value of $25,800 as of the date of filing of this Form 10-Q.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws is currently has been sentenced on the charges which he plead, to 81 months in prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March, 2021. The Company does not anticipate receiving an additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2022 and September 30, 2022, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder, the Company accepted a stock subscription from an existing accredited investor at $0.05 per share for an aggregate of 2,000,000 shares of the Company’s restricted common stock for a total aggregate consideration of $100,000. There were no subsequent or contemporaneous public offerings of common stock by the Company or other securities. Negotiations for the issuance of the shares took place directly between the investor and the Company.

The issuances of the restricted common shares during the three months ended September 30, 2022, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof and/or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transaction referenced above, the Company obtained representations from the investor that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all debt securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator of mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2022, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)The following exhibits are filed as part of this report:

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a)
31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14a and Rule 15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.-. Section 1350

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE GOLD CORPORATION
Date: November 14, 2022	By:	/s/ Brian Adair
Brian Adair
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)