Form 10-Q
period 2022-12-31
Santa Fe Gold CORP
filed 2023-02-21
CIK 851726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number:  000-20430

SANTA FE GOLD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1094315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 San Pedro NE, Suite 2-J5

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

Shares outstanding as of February 21, 2023 were 445,308,551.

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

•we have no history of producing metals from our current mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals;

•actual capital costs, operating costs, production and economic returns may differ significantly from those that we have anticipated due to inflation;

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

SANTA FE GOLD CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2022	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,173	$19,939
Prepaid expenses and other current assets	10,830	8,740
Total current assets	33,003	28,679
Property and equipment, net	410,408	432,118
Mineral property	4,390,365	4,215,365
Deposit	125	125
Assets held for sale	-	202,821
Total Assets	$4,833,901	$4,879,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,821,979	$3,812,836
Accrued liabilities	12,965,746	12,385,090
Notes payable, current maturities	2,800,141	2,343,635
Completion guaranty payable	3,359,873	3,359,873
Total current liabilities	22,947,739	21,901,434

Non-current notes payable	71,828	510,786
Total Liabilities	23,019,567	22,412,220
Commitments and Contingencies
Stockholders' Deficit:
Common stock, $0.002 par value, 550,000,000 shares authorized at December 31, 2022 and June 30, 2022; 445,308,551 issued and outstanding at December 31, 2022 and 441,308,551 shares issued and outstanding at June 30, 2022	890,617	882,617
Additional paid-in capital	96,889,456	96,558,521
Accumulated deficit	(115,965,739)	(114,974,250)
Total stockholders' deficit	(18,185,666)	(17,533,112)
Total Liabilities and Stockholders' Deficit	$4,833,901	$4,879,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating Expenses:
Mine and mine related costs	45,659	31,031	71,834	69,591
General and administrative	304,824	508,924	585,865	836,585
Total operating expenses	350,483	539,955	657,699	906,176
Loss From Operations	(350,483)	(539,955)	(657,699)	(906,176)

Other Income and (Expense):
Miscellaneous income	1	-	173	-
Recovery (misappropriation) of funds	200	-	4,257	(522)
Finance costs- commodity supply agreement	(526,695)	(233,861)	12,055	(158,380)
Interest expense	(175,110)	(169,953)	(350,275)	(332,139)
Total other income (expense)	(701,604)	(403,814)	(333,790)	(491,041)

Loss before provision for income taxes	(1,052,087)	(943,769)	(991,489)	(1,397,217)
Provision for income taxes	-	-	-	-
Net (Loss), Gain and Comprehensive Gain, (Loss)	$(1,052,087)	$(943,769)	$(991,489)	$(1,397,217)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and Diluted	443,352,029	437,612,464	442,428,116	436,529,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
Six Months Ended December 31, 2022	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	441,308,551	$882,617	$96,558,521	$(114,974,250)	$(17,533,112)
Issuance of stock for cash	2,000,000	4,000	96,000	-	100,000
Value of warrants issued with stock purchases	-	-	37,699	-	37,699
Current period income	-	-	-	60,598	60,598
Balance, September 30, 2022	443,308,551	$886,617	$96,692,220	$(114,913,652)	$(17,334,815)
Issuance of stock for cash	2,000,000	4,000	96,000	-	100,000
Value of warrants and options issued	-	-	101,236	-	101,236
Current period (loss)	-	-	-	(1,052,087)	(1,052,087)
Balance, December 31, 2022	445,308,551	$890,617	$96,899,456	$(115,965,739)	$(18,185,666)

			Additional
Six Months Ended December 31, 2021	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	433,018,551	$866,037	$95,759,064	$(112,640,158)	$(16,015,057)
Issuance of stock for cash	4,170,000	8,340	200,160	-	208,500
Value of warrants issued with stock purchases	-	-	90,633	-	90,633
Current period loss	-	-	-	(453,448)	(453,448)
Balance September 30, 2021	437,188,551	$874,377	$96,049,857	$(113,093,606)	$(16,169,372)
Issuance of stock for cash	600,000	1,200	28,800	-	30,000
Value of warrants and options issued	-	-	269,661	-	269,661
Current period loss	-	-	-	(943,769)	(943,769)
Balance December 31, 2021	437,788,551	$875,577	$96,348,318	$(114,037,375)	$(16,813,480)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(991,489)	$(1,397,217)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant/option expense from derivative liability	138,935	360,294
Depreciation and amortization	22,778	28,971
Non-cash interest expense	-	552
Non-cash expense	-	(18,000)
Non-cash change in finance charge on commodity supply agreement	(12,055)	158,380
Non-cash adjustment on recovery of misappropriated funds	(200)	522
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,090)	(11,058)
Accounts payable and accrued liabilities	626,588	577,452
Net Cash Used in Operating Activities	(217,533)	(300,104)

Cash Flows from Investing Activities:
Payment on mineral leases	(175,000)	(150,000)
Proceeds from property for sale	176,078	37,478
Loss on property for sale	943	-
Purchase of property, plant and equipment	(1,068)	(179,469)
Net Cash Used in Investing Activities	953	(291,991)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	200,000	238,500
Proceeds from notes payable	25,000	400,000
Common stock subscribed and unissued	-	3,000
Payment on note principal	(6,186)	(10,000)
Rent deposit payment	-	(125)
Payment on lease principle	-	(4,403)
Net Cash Provided by Financing Activities	218,814	626,972

Net (Decrease) Increase in Cash and Cash Equivalents	2,234	34,877
Cash and Cash Equivalents Beginning of year	19,939	27,458
Cash and Cash Equivalents End of Year	$22,173	$62,335

Supplemental Cash Flow Information:
Cash paid for interest	$1,958	$1,933
Cash paid for income taxes	$-	$-

Supplemental Disclosures for Noncash Investing and Financing Activities:
Purchase of asset for sale in exchange for accrued wages	$26,000	$-

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

In August 2017, the Company acquired all the capital stock of Bullard’s Peak Corporation and the related patented and unpatented claims in the Black Hawk district of New Mexico from Black Hawk Consolidated Mines Company for a purchase price of $3,115,365. The mine property is known as the Alhambra mine site. The transaction was finalized and closed in April 2019. The mining property acquired is an asset in our subsidiary, Santa Fe Acquisitions, LLC.

In January 2019 the Company has acquired right of use on two properties in western New Mexico, consisting of eight (8) patented claims and two unpatented claims, all located in the Steeple Rock Mining District, Grant County, New Mexico and the related water rights lease agreements. The two properties are known as the Billali Mine and the Jim Crow Imperial Mine. The Company has made improvements to the Jim Crow Imperial mine and commenced mining operations during the third calendar quarter of 2020. In the last week of November 2020, our mine manager contacted the COVID-19 virus and later two of our employee miners contacted it also and we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. Currently it is anticipated to reopen the mines late in the first quarter of 2023 when we anticipate the completion the construction of our mill operation in Duncan, Arizona. The Company has no current COVID-19 problems.

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) S-K 1300. The  mining leases and other mineral rights we have control of, however, none of them contain any proven or probable reserves, as defined under S-K 1300. As such, they are all currently considered “exploratory” in nature. The new S-K 1300 guide replaced SEC Guide 7 and went into effect for the Company beginning with our fiscal year July 1, 2021. We file our Forms 10-Q and 10-K reports with the Commission aligned to S-K 1300 requirements. S-K 1300 is aligned more closely to CRIRSC definitions and shares similarities with, but not equal to, other reporting codes applicable to the mining industry such as Canadian NI 43-101.

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

With three of our mine employees contacted the COVID-19 virus in the last week of November 2020, we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. We have no current COVID -19 situations and with the current inability to process mined ore, we anticipate not restarting the mining operation until late in the first quarter of 2023, depending on the projected completion of our mill operation in Duncan, Arizona.

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

Below presents summary financial information at the two periods presented in this Form 10-Q filing.

	December 31,	June 30,
	2022	2022
Cash on hand	$22,173	$19,939
Working capital (deficit)	$(22,914,736)	$(21,872,755)
Stockholder (deficit)	$(18,185,666)	$(17,533,112)

	December 31,	December 31,
	2022	2021
Current quarter net income (loss)	$(1,052,087)	$(943,769)

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

As of the periods ending December 31, 2022 and June 30, 2022, the Company was in default on accounts payable and debt facility payments that relate to our pre-bankruptcy debt as follows:

	December 31,	June 30,
	2022	2022
Amount due under the Gold Stream Agreement	$10,455,770	$10,379,629
Notes payable and accrued interest	5,958,837	5,736,243
Accounts payable and other accrued liabilities	3,673,868	3,663,249
Total	$20,088,475	$19,779,121

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

Mine development is amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body. Currently, with no claims or mines in our possession that have proven and probable reserves, we have no development costs incurred. As of December 31, 2022, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects in the opinion of a qualified person as defined in Regulation S-K 1300 and all mine development costs are expensed as incurred.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the six months ended December 31, 2022 and 2021.

Reclamation and Asset Retirement Obligation

Reclamation obligations (“ARO”) are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. No reclamation costs were required for the six months ended December 31, 2022 and 2021.

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

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determines that such instruments meet the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock. Warrant and option expense for the six months ended December 31, 2022 and 2021 was $138,935 and $360,294, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of December 31, 2022 and June 30, 2022, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive for the three and six months ended December 31, 2022 and 2021.

The potentially dilutive securities consisted of the following for the period ended December 31, 2022:

December 31, 2022
Options to purchase common stock	41,000,000
Warrants to purchase common stock	13,868,816

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

Share based payments to employees and nonemployees are valued at the earlier or a commitment date or completion of services. The Company had no stock-based compensation for the three-months ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

Recent effective pronouncements issued by the FASB (including its Emerging Issues Task Force), or pronouncements issued but not yet effective, are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Mine equipment	$ 146,399	$ 146,399
General equipment	160,081	160,081
Small tools	4,882	4,882
Mill site property	175,343	175,343
Mill site development costs	35,134	35,134
Land	35,000	35,000
Office equipment	1,068	-
	557,907	556,839
Less: accumulated depreciation	(147,499)	(124,721)
	$ 410,408	$ 432,118

Depreciation and amortization expense on property and equipment and right-of-use asset for the six months ended December 31, 2022 and 2021 was $22,778 and $28,971, respectively.

Note 4 – MINERAL RIGHTS

The Company has capitalized acquisition costs on mineral properties at December 31, 2022 and June 30, 2022 as follows:

	December 31,	June 30,
	2022	2022
Alhambra – Blackhawk project	$3,115,365	$3,115,365
Billali – Jim crow Imperial minerals rights	1,275,000	1,100,000
	4,390,365	4,215,365
Less: Accumulated amortization	-	-
Mineral property	$4,390,365	$4,215,365

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

On July 28, 2022, TMRC issued a press release that updated the successful completion of their geophysical work in the Blackhawk mining district in New Mexico. The related project details that were provided to TMRC by the advanced technology deployed were cost effective and will assist TMRC in developing their next phase in their exploration program on project site. On December 22, 2022, TMRC held a webinar discussion of geophysical results of the Blackhawk silver mining district. The webinar presentation may be viewed at the TMRC web site and is located under Events and Presentations.

The Company commenced exploration work on the Jim Crow mine in late 2019. Work to date has consisted of beginning the upgrading of the surface facilities, rehabilitating the shaft, expanding the hoisting capability and underground excavation and mining preparation on three levels. Early in the third quarter of 2020 we commenced initial mining operations in the Jim Crow mine. The Company had our mined ore tested at a nearby smelter that it had used prior to our bankruptcy proceedings and the ore was approved for processing at the smelter. In November 2020 the smelter ceased taking all outside ore due to a new certification they were attempting to secure. At that time the Company was currently forced to change its current business plan and look for a favorable mill site to process our mined ore. In January 2020 a purchase option was entered into for a future crushing plant site in Duncan, Arizona. The Company had the right to cancel the Agreement at any time. The Company raised the funds purchase the mill property in Duncan, Arizona and the purchase closed on November 9, 2021.

With three of our mine employees having contacted the COVID-19 virus in the last week of November 2020, we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. With the current COVID -19 situation and the current inability to process the mined ore we anticipate not restarting the mining operation until late in the first quarter of 2023, depending on the projected completion of our mill operation in Duncan, Arizona.

NOTE 5 – ASSETS HELD FOR SALE

In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March 2021. The Company does not anticipate receiving an additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court. As of December 31, 2022, all assets held for sale have been sold.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Franchise taxes	$ 3,920	$3,920
Audit fees	34,500	40,000
Merger costs, net	269,986	269,986
Payroll burden	480,515	414,404
Vacation pay	36,015	36,014
Accrued director fees	825,000	675,000
Other	177,115	144,500
Interest	5,894,923	5,545,439
Commodity Supply Agreement finance fees – See NOTE 10	5,243,772	5,255,827
	$ 12,965,746	$ 12,385,090

NOTE 7 - NOTES PAYABLE – CURRENT MATURITIES

Installment Sales Note

On June 1, 2012, the Company entered into an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, secured by the equipment. The balance owed on the installment sales contract was $398,793 at December 31, 2022 and June 30, 2022, respectively, had accrued interest of $190,874 and $179,409, respectively and interest expense of $11,465, respectively for each of the six months ended December 31, 2022 and 2021. The Company has been unable to make its monthly payments since November 2013 and has been in default since that time. The installment sales contract is due and in default at December 31, 2022 and June 30, 2022. The equipment has been returned to the vendor for sale, and the equipment remains unsold.

Tyhee Merger Agreement

In conjunction with the Merger Agreement, Tyhee Gold Corp. (“Tyhee”) and the Company entered into a Bridge Loan Agreement (“Bridge Loan”), pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At that time the Company and Tyhee were in disagreement as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge Loan and Tyhee’s allocation of the proceeds from the Bridge Loan. The Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at December 31, 2022 and June 30, 2022. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at December 31, 2022 and June 30, 2022 is $3,624,081 and $3,412,949, respectively, and was in default. In December 2016, the court-administered trust paid $91,788 to Tyhee and this amount was applied against the accrued interest on the Bridge Loan. The trust payment was recorded as a gain on trust debt forgiveness.  Interest expense for the six months ended September

30, 2022 and 2021 was $211,132, respectively. Tyhee Gold Corp. is no longer in existence and the Company is in process of having a litigation firm in British Columbia to have the debt judicially extinguished under British Columbia law, where the agreement is governed, and in accordance FASB ASC 405-20-40-1(b) which states that “a liability has been extinguished if the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.”

Notes Payable

An individual during our fiscal year 2019 loaned the Company $239,750 of which the Company paid back $130,000 through our fiscal year ended June 30, 2021, and in our fiscal year ended June 30, 2021 and received an additional $18,000 loaned to the Company in that current fiscal year. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Accrued interest on the loan at December 31, 2022 and June 30, 2022 is $32,108 and $29,091, respectively. During the period ended December 31, 2021, the Company made a $10,000 principal payment on the note and reversed the $18,000 unauthorized payment of costs on behalf of the Company. Balance of the loan at December 31, 2022 and June 30, 2022 was $99,750, respectively. Interest expense on the loan for the six months ended December 31, 2022 and 2021 is $3,017 and $4,244, respectively.

During the quarter ended December 31, 2021, a shareholder made two secured loans of $200,000 each, with an annual interest rate of 10% and, note maturity dates of two years from the date of the notes. Interest is due and payable on the annual anniversary dates and the principal is due on the maturity date of the notes. The note holder loans are secured by the Duncan, Arizona mill property. Accrued interest on the notes at December 31, 2022 and June 30, 2022 is $46,740 and $26,575, respectively. Interest expense on these notes for the six months ended December 31, 2022 is $20,164. In conjunction with each note issuance, the Company granted 4,000,000 two-year vested stock options with a strike price of $0.05 per share.

A shareholder in April 2022, loaned the Company $100,000 at an annual interest rate of 12% and the note has a six-month maturity. The proceeds were used for working capital requirements. In conjunction with the loan, the Company granted 2,000,000 six-month vested stock options with a strike price of $0.05 per share. In November 2022, the note holder granted an extension on the note amount and accrued interest until February 16, 2023 and the Company granted 2,000,000 new three month vested stock options with a strike price of $0.05 per share.  Accrued interest on the loan at December 31, 2022 and June 30, 2022 was $8,219 and $2,170, respectively.  Interest expense on the loan for the six months ended December 31, 2022 was $6,049. The issuance of options with the note extension resulted in a derivative charge to operations of $25,799 in the three months ended December 31, 2022.

On December 20, 2022, a shareholder loaned the Company $25,000 at an annual interest rate of 12% and the note has a one year maturity date. On January 3, 2023 the Company received another $25,000 addition to the note. The proceeds were used for working capital requirements. In conjunction with the total loan, the Company granted 1,000,000 three year vested stock options with a strike price of $0.05 per share. Interest expense and accrued interest on the loan at December 31, 2022 was $99. The issuance of options with the note resulted in a derivative charge to operations of $37,718 in the three months ended December 31, 2022.

The following summarizes notes payable:

	December 31	June 30,
	2022	2022
Installment sales note in 48 monthly installments of $13,874, including interest through July 16, 2016	$398,793	$398,793
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan	1,745,092	1,745,092
Current portion of Paycheck Protection Program Loans	31,506	-
Secured notes payable, 10%	400,000	-
Note payable, interest at 6%	99,750	99,750
Note payable, 12%	125,000	100,000
	$2,800,141	$2,343,635

NOTE 8 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining unaccredited liability totaled $3,359,873 at December 31, 2022 and at June 30, 2022. Interest of $88,197 was

expensed during the six months ended December 31, 2022 and 2021, respectively. Accrued interest at December 31, 2022 and June 30, 2022 was $1,852,126 and $1,763,929, respectively.

NOTE 9 – NON-CURRENT NOTES PAYABLE

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

The interest rate on the PPP Note is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loans, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments. Currently, the deferral period for payments of principal and interest is 10 months from the end of the covered period. A loan forgiveness application must be submitted to the lender within the 10 months after the 24-week covered period. The Company did not meet the requirements for the loan forgiveness program and began payments on the notes in October 2022. Interest on the notes is 1% per annum. Monthly payments on the notes aggregates $2,715.

The PPP Notes have a maturity date of five-years from their effective note date. The PPP Note includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

The following summarizes non-current debt at December 31 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022
Notes payable	$-	$400,000
Loans payable to bank under the Paycheck Protection Program	103,334	109,520
Less current portion of loans payable	(31,506)	-
Accrued interest on Paycheck Protection Program Loans	-	1,266
	$71,828	$510,786

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

Under the Gold Stream Agreement, the Company has a recorded obligation at December 31, 2022 and at June 30,2022 of 3,709 ounces of undelivered gold valued at approximately $5,243,772 and $5,255,827 respectively, presented in accrued liabilities on the balance sheet, net of the Fixed Price of $400 per ounce. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

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

As of December 31, 2022, the Company has not established mineral reserves on any of our exploration projects; therefore, all exploration costs are being expensed. During the six months ended December 31, 2022, we capitalized payments of $175,000 under the Agreement.

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

Office and Real Property Leases

The Company’s office consists of a single room located in Albuquerque, NM, at the home of the former CFO for a monthly rent of $550. The Company rented a new office space in July 2021 with a current rental cost per month $175 as the official Company address. Rental expense for the six months ended December 31, 2022 and 2021 was $4,150 and $3,888, respectively.

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

NOTE 11 - STOCKHOLDERS’ DEFICIT

The Company’s Common Stock was Deregistered and Trading was Halted

In July of 2020, the Company received notice from the SEC that it was seeking to deregister the Company’s common stock pursuant to Section 12(j), based on the Company’s failure to file periodic reports with the Commission and otherwise provide current information to the market.  This failure was based in large part from the need to restate its financial statements and the need to find and engage a PCAOB auditor who was willing to conduct and provide the required audits amid the SEC and DOJ’s investigations. Although we were able to secure a qualified auditor, we were not able to make our filings quickly enough and by the time they were completed, the Commission had already sent a notice under Section 12(k). The Commission takes a hardline position in these situations such that once they have instituted deregistration proceedings, the only options available to the Company were to litigate or settle and consent to the deregistration of the Company’s common stock. Historically, registrants have not been successful in litigating with the Commission over Section 12(j) matters and therefore the Company determined that the best course of action was to consent to deregistration of its common stock and then file a new registration statement on Form 10-12g. On December 17, 2020, the SEC order suspending trading went into effect. At this time, the Company has signed a settlement agreement with the SEC with respect to the registration of its common stock in response to the Commission’s institution of deregistration proceedings under Section 12(j), we have re-registered the same under Section 12(g) by way of filing a Form 10-12g, which has been approved by the SEC.

The Company Form 10-12g Registration Statement with the SEC was declared effective by the SEC on August 4, 2022. The Company submitted the application to the Over-The-Counter Markets Group (the “OTC”) to trade on OTC-QB tier. Upon going through the initial OTC approval process, they requested the Company submit our Form 211 to the Financial Industry Regulatory Authority (“FINRA”) for their review and approval. Upon receiving approval by FINRA we will then resubmit our application to the OTC for their approval and trade on one of their platforms. The Company’s complete and current effective Form 10-12g meets the information requirements required by Form 15c2-11. Until we have provided any required addition requested information and documentation required by FINRA and receive their approval of our Form 211 filing and the subsequent approval or our filing with the OTC, there will not be a publicly quoted market for our stock.

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

Common Stock Transactions

For the six months ended December 31, 2022, the Company:

(i)	Accepted a subscription for an aggregate of 4,000,000 shares of restricted common stock from an accredited investor for cash proceeds of $200,000 .

Warrants

During the six months ended December 31, 2022, the Company issued 2,000,000 three-year warrants at a strike price of $0.05 as part of the private placements to an accredited investor. The Black-Sholes fair value of the issued warrants for the six months ended December 31, 2022 is $75,417.

During the six months ended December 31, 2022, 4,141,667 warrants expired.

Options

During the six months ended December 31, 2022 3,000,000 options were granted. The Black-Sholes fair value of the issued options for the six months ended December 31, 2022 is $63,518.

During the six months ended December 31, 2022, 2,000,000 options expired.

The Black-Scholes option-pricing model was used to estimate the fair value of the options and warrants with the following weighted-average assumptions for the periods ending December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.12% - 4.33%	0.30% - 0.64%
Expected volatility	123.54% - 129.59%	99.35 – 119.78%
Expected life (years)	3 - 0.25	2-3
Expected dividend yield	0%	0%

Stock option and warrant activity for the six months ended December 31, 2022 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2022	40,000,000	$ 0.05	16,010,483	$ 0.056
Granted	3,000,000	0.05	2,000,000	0.05
Canceled	—	—	—	—
Expired	(2,000,000)	0.05	(4,141,667)	(0.065)
Exercised	—	—	—	—
Outstanding at December 31,2022	41,000,000	$0.05	13,868,816	$ 0.053

Stock options and warrants outstanding and exercisable at December 31, 2022, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
			Weighted				Weighted
			Average				Average
			Contractual				Contractual	Weighted
Exercise			Remaining				Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Outstanding	Exercisable	Life	Excise
Range	Number	Number	(in Years)	Price	Number	Number	(in Years)	Price
$0.05	41,000,000	41,000,000	1.13	$0.05	11,877,149	11,877,149	1.15
	-	-		$0.06	916,667	916,667	1.12
	-	-		$0.07	975,000	975,000	0.49
	—	-		$0.15	100,000	100,000	2.64
	41,000,000	41,000,000			13,868,816	13,868,816

	Outstanding Options		1.13	Outstanding Warrants			1.11	$0.053
	Exercisable Options		1.13	Exercisable Warrants			1.11	$0.053

As of December 31, 2022, the aggregate intrinsic value of all stock options and warrants vested and expected to vest was $518,196. and the aggregate intrinsic value of currently exercisable stock options and warrants was $518,196. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0598 closing stock price of the common stock on December 17, 2020 when the stock was delisted. The total number of in-the-money options and warrants vested and exercisable as of December 31, 2022 was 52,877,149.

The total intrinsic value associated with options exercised during the three months ended December 31, 2022 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total grant-date fair value of option and warrant shares vested during the six months ended December 31, 2022 was $138,935.

NOTE 12 – RELATED PARTY TRANSACTIONS

Since August 2015, the Company has leased a home work space from Mr. Mueller for $550 a month for the corporate administrative functions in Albuquerque, NM. In mid-July 2021, the Company rented a small office space at 2325 San Pedro NE, Albuquerque, NM for $125 a month and currently at $175 per month as the Company address. Rental expense was $5,075 and $4,663 for six months ended December 31, 2022 and 2021, respectively.

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

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. At the time of filing this report, we have determined costs associated with Mr. Laws action currently aggregates approximately $1,651,263. We have collected $1,016,632 in cash and from properties held for sale. As of December 31, 2022, we have disposed all the properties awarded by the court.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws currently has been sentenced on the charges which he plead, to 81 months in prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. The Company does not anticipate receiving any additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the property received from the court.

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

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at December 31, 2022 and June 30, 2022 was $57,516 and $53,322 respectively. Interest on the obligation for the six months ended at December 31, 2022 and 2021 was $4,194, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at December 31, 2022 and June 30, 2022 was $83,101 and $77,994, respectively. Interest on the obligation for the six months ended at December 31, 2022 and 2021 was $5,107 respectively.

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

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. As of the filing of this report, we have determined that the costs associated with Mr. Laws action currently aggregate to approximately $1,651,263 including legal charges and forensic accounting, of which we have collected $1,016,632.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws is currently has been sentenced on the charges which he plead, to 81 months in a federal prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. The Company does not anticipate receiving any additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the property received from the court.

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

NOTE 14 – SUBSEQUENT EVENTS

Acquisition of Processing Mill

The Company is currently in process of acquiring a mill operation for its head ore to located on its property in Duncan, Arizona. The seller of the mill has disassembled the mill in Kellogg, Idaho and relocated the mill to the Duncan, Arizona site. Currently all associated costs of the mill and its relocation are being accumulated and finalized by the seller. At this time there are no signed agreements between the seller and the Company as to terms and sales price of the delivered disassembled mill and such price is anticipated to be negotiated and determined when funding is obtained by the Company to acquire and reconstruct the mill.

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

Operating Results for the Three Months Ended December 31, 2022 and 2021

Revenues

During the three months ended December 31, 2022 and 2021, the Company had no revenue in the periods of measurement

Operating Costs and Expenses

Our operating expenses incurred in three months ended December 31, 2022, decreased $189,472 from $539,955 in the three months ended December 31, 2021, to $350,483 for the current period of measurement. The decreases in operating expenses in the current period of measurement is attributable to increased exploration and mine related costs of $14,628 and decreased general and administrative of $204,100.

The increase in exploration and mine related costs is mainly an increase in mine related costs of $26,712 and offset by a decrease in BLM claim fees of $12,084. The decrease in general and administrative of $204,100 mainly consisted in decreases in the following: legal fees of $36,477 and costs attributable to granted warrants and options of $168,426. These decreases were offset mainly by the increase in  audit fees of $2,035.

Other Income (Expense)

Other expense for the three months ended December 31, 2022, was ($701,604) as compared to expense of ($403,814) for the three months ended December 31, 2021, a increase in other expense of $297,790. The net increase in other expense for the current period of measurement is mainly comprised increases of the following expense components: increase in financing costs on commodity supply agreements of ($292,834), an increase in recovery of misappropriated funds of $200, increased miscellaneous income of $1 and increased interest expense of ($5,157). The increased interest expense is a result of increased notes payable in our current fiscal period of measurement. The financing costs for the commodity supply agreement relate directly to production and the subsequent undelivered refined precious metals due Sandstorm for the period prior to the Company bankruptcy. The liability is adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of the Agreement. The increase in the financing costs in computation for the current period of measurement is driven by the increase in precious metals prices at of the period of measurement.

Operating Results for the Six Months Ended December 31, 2022 and 2021

Revenues

During the six months ended December 31, 2022 and 2021, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in six months ended December 31, 2022, decreased $248,477 from $906,176 for the six months ended December 31, 2021, to $657,699 for the current period of measurement. The decreases in operating expenses in the current period of measurement is attributable to increased exploration and mine related costs of $2,243 and decreased general and administrative of $250,720.

The increase in exploration and mine related costs consist mainly of an increase in mine related costs of $11,715  and offset by a decrease in BLM claim fees of $9,485. The decrease in general and administrative of $50,720 mainly consisted in decreases in the following areas: legal fees of $48,111 and costs attributable to warrant and option activity of $221,359. These decreases were offset mainly by the  increases in the following: audit fees of $10,910; medical and dental insurance of $3,822 and corporate filing fees of $5,815.

Other Income (Expense)

Other expense for the six months ended December 31, 2022, was ($333,790) as compared to expense of ($491,041) for the six months ended December 31, 2021, an decrease in other expense of $157,251. The net decrease in other expense for the current period of measurement are mainly comprised decreases of the following expense components: decrease in financing costs on commodity supply agreements of $170,435, an increase in recovery of misappropriated funds of $4,779 and increased miscellaneous income of $173. These decreases in expenses were offset by the increase in interest expense of ($18,136). The increased interest expense is a result of increased notes payable in our current fiscal period of measurement. The financing costs for the commodity supply agreement relate directly to production and the subsequent undelivered refined precious metals due Sandstorm for the period prior to the Company bankruptcy. The current period of measurement only includes Sandstorm commodity supply agreement liability that remained on the books after the bankruptcy and the Agreement was terminated in the asset sale to Waterton on February 26, 2016. The remaining liability is adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end Agreement. The decrease in the financing costs in computation for the current period of measurement is driven by the decrease in precious metals prices as of the period of measurement.

Liquidity and Capital Resources

Below presents summary financial information at periods presented in this Form 10-Q filing.

	December 31,	June 30,
	2022	2022
Working capital deficit	$(22,914,736)	$(21,872,755)
Stockholder deficit	$(18,185,666)	$(117,533,112)
Current comparable period net income (loss) - six months	$(991,489)	$(1,397,217)

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

As of the periods presented in this Form 10-Q filing, the Company was in default debt facility payments, accounts payable and accrued liabilities related to pre-bankruptcy obligations as follows:

	December 31,	June 30,
	2022	2022
Accounts payable and other accrued liabilities	$3,673,868	$3,663,249
Amounts due Sandstorm under the Gold Stream Agreement	$10,455,770	$10,379,629
Notes payable and accrued interest	$5,958,837	$5,736,243

Cash Used in Operating Activities

Net cash used in operational activities for the six months ended December 31, 2022 and 2021 was $220.3 thousand and $300.1 thousand, respectively. The net decrease in cash used in the current period of operations was a decrease in our loss of $395.5 thousand for the six months ended December 31, 2022. This decrease was offset mainly by the decrease in non-cash warrant and option expense of $221.4 thousand; an increase in the finance charge on the commodity supply agreement of $170.4 thousand and a net increase of $50.4 thousand in accounts payable and accrued liabilities.

Cash Provided from Investing Activities

The net increase in cash provided in the six months ended December 31, 2022, is mainly proceeds from the sale of property received in the Tom Laws litigation of $181.1 thousand and decreased by payments on mineral properties and purchases of equipment aggregating $176.1 thousand.

Cash Provided from Financing Activities

Cash provided from financing activity for the six months ended December 31, 2022 consisted of purchases of restricted shares of common stock for $200 thousand as compared to purchases of restricted shares of common stock for $241.5 thousand for the six months ended December 31, 2021. In the six months ended December 31, 2022 we also received note proceeds of $25 thousand as compared to $400 thousand note proceeds for the  six months ended December 31, 2021. Funds utilized for payments of note, lease principal and a rent deposit aggregated $7 thousand and $14.6 thousand for six months ended December 31, 2022 and 2021, respectively.

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

•

$1.5 million to $1.8 million on the Jim Crow and Billali projects including exploration, mine development programs, mine enhancement projects, operational costs, including employee salaries, benefits and land holding costs.

•

$2.2 million for the mill acquisition and construction project in Duncan, Arizona which includes costs for the payoff on site real estate, site equipment, site construction, project development ramp up and initial operating costs.

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

On July 28, 2022, TMRC issued a press release that updated the successful completion of their geophysical work in the Blackhawk mining district in New Mexico. The related project details that were provided to TMRC by the advanced technology deployed were cost effective and will assist TMRC in developing their next phase in their exploration program on project site. On December 22, 2022, TMRC held a webinar discussion of geophysical results of the Blackhawk silver mining district. The webinar presentation may be viewed at the TMRC web site and is located under Events and Presentations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level due to changes described in Form 10-K filed on October 13, 2022.

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

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at December 31, 2022 and June 30, 2022 was $57,516 and $53,322 respectively. Interest on the obligation for the six months ended at December 31, 2022 and 2021 was $4,194, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at December 31, 2022 and June 30, 2022 was $83,101 and $77,994, respectively. Interest on the obligation for the six months ended at December 31, 2022 and 2021 was $5,107 respectively.

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

Subsequent professional costs including legal, auditing, forensic accounting and related filing costs related to this event have been added to the amounts owed by Mr. Laws. As of the filing of this report, we have determined that the costs associated with Mr. Laws action currently aggregate to approximately $1,651,263 including legal charges and forensic accounting, of which we have collected $1,016,632.

As of the filing of this report, Mr. Laws has plead guilty to various charges brought against him by the U. S. District Attorney for the District of New Mexico, which include the Company’s allegations. Mr. Laws is currently has been sentenced on the charges which he plead, to 81 months in a federal prison. Currently he is serving that sentence. The Company attorneys have filed all required documents for future monetary settlements to be determined by the court. The Company does not anticipate receiving any additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the property received from the court.

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. Other than the above-described litigation, as of December 31, 2022, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2022 and December 31, 2022, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder, the Company accepted a stock subscription from an existing accredited investor at $0.05 per share for an aggregate of 4,000,000 shares of the Company’s restricted common stock for a total aggregate consideration of $200,000. There were no subsequent or contemporaneous public offerings of common stock by the Company or other securities. Negotiations for the issuance of the shares took place directly between the investor and the Company.

The issuances of the restricted common shares during the six months ended December 31, 2022, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof and/or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering and/or because such sales were to non-US-persons. The cash proceeds were utilized for working capital by the Company. In connection with transaction referenced above, the Company obtained representations from the investor that (i) such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii)

such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all debt securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator of mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended December 31, 2022, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

SANTA FE GOLD CORPORATION
Date: February 21, 2023	By:	/s/ Brian Adair
Brian Adair
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 21, 2023	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)