Form 10-Q
period 2023-03-31
Santa Fe Gold CORP
filed 2023-09-06
CIK 851726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number:  000-20430

SANTA FE GOLD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1094315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 San Pedro NE, Suite 2J #5

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

Shares outstanding as of September 6, 2023 was 449,581,089.

SANTA FE GOLD CORPORATION
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The financial statements and notes thereto contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s strategy, operations, economic performance, financial condition, resource drilling strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. This Form 10-Q contains forward-looking statements, many assuming the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things: our ability to continue as a going concern; including but not limited to statements regarding the following:

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

•exposure to all the risks associated with restarting and establishing new mining operations, if the development of one or more of our mineral projects is found to be economically feasible;

•title to some of our mineral properties may be uncertain or defective;

•land reclamation and mine closure may be burdensome and costly;

•significant risk and hazards associated with mining operations;

•we will require additional financing in the future to develop a mine at any other projects;

•the requirements that we obtain, maintain, and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may be opposed by local environmental group;

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

Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Except as may be required by securities or other law, the Company does not intend to undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events, or other circumstances. We believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” as detailed in Item 1A of our Form 10-K filed on October 13, 2022. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this filed Form 10-Q.

SANTA FE GOLD CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2023	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$525	$19,939
Prepaid expenses and other current assets	4,882	8,740
Total current assets	5,407	28,679
Property and equipment, net	399,049	432,118
Mineral property	4,440,365	4,215,365
Deposit	125	125
Assets held for sale	-	202,821
Total Assets	$4,844,946	$4,879,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,865,558	$3,812,836
Accrued liabilities	13,889,935	12,385,090
Notes payable, current maturities	2,828,675	2,343,635
Completion guaranty payable	3,359,873	3,359,873
Total current liabilities	23,944,041	21,901,434

Non-current notes payable	63,849	510,786
Total Liabilities	24,007,890	22,412,220
Commitments and Contingencies
Stockholders' Deficit:
Common stock, $0.002 par value, 550,000,000 shares authorized at March 31, 2023 and June 30, 2022; 446,308,551 issued and outstanding at March 31, 2023 and 441,308,551 shares issued and outstanding at June 30, 2022	892,617	882,617
Additional paid-in capital	96,956,277	96,558,521
Accumulated deficit	(117,011,838)	(114,974,250)
Total stockholders' deficit	(19,162,944)	(17,533,112)
Total Liabilities and Stockholders' Deficit	$4,844,946	$4,879,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating Expenses:
Mine and mine related costs	24,011	31,748	95,845	101,339
General and administrative	232,455	268,115	818,320	1,104,700
Total operating expenses	256,466	299,863	914,165	1,206,039
Loss From Operations	(256,466)	(299,863)	(914,165)	(1,206,039)

Other Income and (Expense):
Miscellaneous income	-	-	173	-
Recovery (misappropriation) of funds	-	-	4,257	(522)
Finance costs- commodity supply agreement	(615,529)	(505,553)	(603,474)	(663,933)
Interest expense	(174,104)	(169,264)	(524,379)	(501,403)
Total other income (expense)	(789,633)	(674,817)	(1,123,423)	(1,165,858)

Loss before provision for income taxes	(1,046,099)	(974,680)	(2,037,588)	(2,371,897)
Provision for income taxes	-	-	-	-
Net (Loss), Gain and Comprehensive Gain, (Loss)	$(1,046,099)	$(974,680)	$(2,037,588)	$(2,371,897)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and Diluted	445,319,662	439,161,884	443,377,894	437,394,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
Nine Months Ended March 31, 2023	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	441,308,551	$882,617	$96,558,521	$(114,974,250)	$(17,533,112)
Issuance of stock for cash	2,000,000	4,000	96,000	-	100,000
Value of warrants and options issued3	-	-	37,699	-	37,699
Current period income	-	-	-	60,598	60,598
Balance, September 30, 2022	443,308,551	$886,617	$96,692,220	$(114,913,652)	$(17,334,815)
Issuance of stock for cash	2,000,000	4,000	96,000	-	100,000
Value of warrants and options issued	-	-	101,236	-	101,236
Current period (loss)	-	-	-	(1,052,087)	(1,052,087)
Balance, December 31, 2022	445,308,551	890,617	96,889,456	(115,965,739)	(18,185,666)
Issuance of stock for cash	1,000,000	2,000	48,000	-	50,000
Value of warrants and options issued	-	-	18,821	-	18,821
Current period (loss)	-	-	-	(1,046,099)	(1,046,099)
Balance, March 31, 2023	446,308,551	$892,617	$96,956,277	$(117,011,838)	$(19,162,944)

			Additional
Nine Months Ended March 31, 2022	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	433,018,551	$866,037	$95,759,064	$(112,640,158)	$(16,015,057)
Issuance of stock for cash	4,170,000	8,340	200,160	-	208,500
Value of warrants and options issued	-	-	90,633	-	90,633
Current period loss	-	-	-	(453,448)	(453,448)
Balance September 30, 2021	437,188,551	874,377	96,049,857	(113,093,606)	(16,169,372)
Issuance of stock for cash	600,000	1,200	28,800	-	30,000
Value of warrants and options issued	-	-	269,661	-	269,661
Current period loss	-	-	-	(943,769)	(943,769)
Balance December 31, 2021	437,788,551	875,577	96,348,318	(114,037,375)	(16,813,480)
Issuance of stock for cash	2,460,000	4,920	118,080	-	123,000
Value of warrants issued with stock purchases	-	-	21,564	-	21,564
Current period loss	-	-	-	(974,680)	(974,680)
Balance March 31, 2022	440,248,551	$880,497	$96,487,962	$(115,012,055)	$(17,643,596)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTA FE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(2,037,588)	$(2,371,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant/option expense from derivative liability	157,756	381,858
Depreciation and amortization	34,137	40,412
Non-cash interest expense	-	823
Non-cash expense	-	(18,000)
Non-cash adjustment on recovery of misappropriated funds	(200)	522
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	3,858	(5,448)
Accounts payable and accrued liabilities	1,582,302	1,541,689
Net Cash Used in Operating Activities	(259,735)	(430,041)

Cash Flows from Investing Activities:
Payment on mineral leases	(225,000)	(200,000)
Proceeds from property for sale	181,078	-
Recovery of misappropriated funds	(4,057)	-
Purchase of property, plant and equipment	(1,068)	(179,469)
Net Cash Used in Investing Activities	(49,047)	(379,469)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	250,000	361,500
Proceeds from notes payable	50,000	400,000
Proceeds from asset sale of real estate	-	37,478
Payment on note principal	(10,632)	(10,000)
Rent deposit payment	-	(125)
Payment on lease principle	-	(4,403)
Net Cash Provided by Financing Activities	289,368	784,450

Net (Decrease) Increase in Cash and Cash Equivalents	(19,414)	(25,060)
Cash and Cash Equivalents Beginning of year	19,939	27,458
Cash and Cash Equivalents End of Year	$525	$2,398

Supplemental Cash Flow Information:
Cash paid for interest	$2,005	$161
Cash paid for income taxes	$-	$-

Supplemental Disclosures for Noncash Investing and Financing Activities:
Purchase of asset for sale in exchange for accrued wages	$26,000	$-
Commodity Supply finance costs in accrued liabilities	$603,474	$663,933

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

In January 2019 the Company has acquired right of use on two properties in western New Mexico, consisting of eight (8) patented claims and two unpatented claims, all located in the Steeple Rock Mining District, Grant County, New Mexico, and the related water rights lease agreements. The two properties are known as the Billali Mine and the Jim Crow Imperial Mine. The Company has made improvements to the Jim Crow Imperial mine and commenced mining operations during the third calendar quarter of 2020. In the last week of November 2020, our mine manager contacted the COVID-19 virus and later two of our employee miners contacted it also and we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. Currently it is anticipated to reopen the mines late in the third quarter of 2023 when we anticipate the completion the construction of our mill operation in Duncan, Arizona. The Company has no current COVID-19 problems.

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

Below presents summary financial information at the two periods presented in this Form 10-Q filing.

	March 31,	June 30,
	2023	2022
Cash on hand	$525	$19,939
Working capital (deficit)	$(23,938,634)	$(21,872,755)
Stockholder (deficit)	$(19,162,944)	$(17,533,112)

	March 31,	March 31,
	2023	2022
Current quarter net (loss)	$(1,046,099)	$(974,680)

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

As of the periods ending March 31, 2023 and June 30, 2022, the Company was in default on accounts payable and debt facility payments that relate to our pre-bankruptcy debt as follows:

	March 31,	June 30,
	2023	2022
Amount due under the Gold Stream Agreement	$11,115,397	$10,379,629
Notes payable and accrued interest	6,067,844	5,736,243
Accounts payable and other accrued liabilities	3,678,414	3,663,249
Total	$20,861,655	$19,779,121

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

Mine development is amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore body. Currently, with no claims or mines in our possession that have proven and probable reserves, we have no development costs incurred. As of March 31, 2023, the Company has not established proven or probable reserves or established the commercial feasibility of any of our exploration projects in the opinion of a qualified person as defined in Regulation S-K 1300 and all mine development costs are expensed as incurred.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the nine months ended March 31, 2023 and 2022.

Reclamation and Asset Retirement Obligation

Reclamation obligations (“ARO”) are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to accretion expense. The asset retirement cost is capitalized as part of the asset’s carrying value and depreciated over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations. No reclamation costs were required for the nine months ended March 31, 2023 and 2022.

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

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determines that such instruments meet the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock. Warrant and option expense for the nine months ended March 31, 2023 and 2022 was $157,756 and $381,858, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of March 31, 2023 and June 30, 2022, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

Net Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive for the three and nine months ended March 31, 2023 and 2022.

The potentially dilutive securities consisted of the following for the period ended March 31, 2023:

March 31, 2023
Options to purchase common stock	39,000,000
Warrants to purchase common stock	10,643,816

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

Share based payments to employees and nonemployees are valued at the earlier or a commitment date or completion of services. The Company had no stock-based compensation for the nine months ended March 31, 2023 and 2022.

Recent Accounting Pronouncements

Recent effective pronouncements issued by the FASB (including its Emerging Issues Task Force), or pronouncements issued but not yet effective, are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Mine equipment	$ 146,399	$ 146,399
General equipment	160,081	160,081
Small tools	4,882	4,882
Mill site property	175,343	175,343
Mill site development costs	35,134	35,134
Land	35,000	35,000
Office equipment	1,068	-
	557,907	556,839
Less: accumulated depreciation	(158,858)	(124,721)
	$ 399,049	$ 432,118

Depreciation and amortization expense on property and equipment and right-of-use asset for the nine months ended March 31, 2023 and 2022 was $34,137 and $40,412, respectively.

Note 4 – MINERAL RIGHTS

The Company has capitalized acquisition costs on mineral properties at March 31, 2023 and June 30, 2022 as follows:

	March 31,	June 30,
	2023	2022
Alhambra – Blackhawk project	$3,115,365	$3,115,365
Billali – Jim crow Imperial minerals rights	1,325,000	1,100,000
	4,440,365	4,215,365
Less: Accumulated amortization	-	-
Mineral property	$4,440,365	$4,215,365

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

To date, with respect to the Alhambra - Blackhawk project, the Company has not (i) commenced or adopted plans to conduct any exploration, (ii) prepared drilling plans, proposals, timetables, or budgets for exploration work, or (iii) identified engineers and other personnel that will conduct or assist in any exploration work.  The Company will need to raise funds to conduct additional exploration work and it currently lacks a firm financing commitment for any exploration activities.

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

With three of our mine employees having contacted the COVID-19 virus in the last week of November 2020, we shut the mining operation down and currently the mines and equipment are under a maintenance protocol. With the current COVID -19 situation and the current inability to process the mined ore we anticipate not restarting the mining operation until late in the fourth quarter of the calendar year 2023, depending on the projected completion of our mill operation in Duncan, Arizona.

NOTE 5 – ASSETS HELD FOR SALE

In November 2020 the court awarded various Law’s properties to the Company and in December 2020 the Company was provided good title, free and clear of any encumbrances to them. Law’s residence was levied on pursuant to court order and has been sold by the court and the net proceeds received by the Company in March 2021. The Company does not anticipate receiving an additional substantial reimbursement of the remaining expenses that were incurred as a result of Laws malfeasance after the sale of the remaining property received from the court. As of March 31, 2023, all assets held for sale have been sold.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Franchise taxes	$ 1,070	$3,920
Audit fees	47,000	40,000
Merger costs, net	269,986	269,986
Payroll burden	530,733	414,404
Vacation pay	36,014	36,014
Accrued director fees	900,000	675,000
Other	177,114	144,500
Interest	6,068,717	5,545,439
Commodity Supply Agreement finance fees – See NOTE 10	5,859,301	5,255,827
	$ 13,889,935	$ 12,385,090

NOTE 7 - NOTES PAYABLE – CURRENT MATURITIES

Installment Sales Note

On June 1, 2012, the Company entered an installment sales contract for $593,657 to purchase certain equipment. The term of the agreement is for 48 months at an interest rate of 5.75%, secured by the equipment. The balance owed on the installment sales contract was $398,793 at March 31, 2023 and June 30, 2022, respectively, had accrued interest of $196,607 and $179,409, respectively and interest expense of $17,198, respectively for each of the nine months ended March 31, 2023 and 2022`. The Company has been unable to make its monthly payments since November 2013 and has been in default since that time. The installment sales contract is due and in default at March 31, 2023 and June 30, 2022. The equipment has been returned to the vendor for sale, and the equipment remains unsold.

Tyhee Merger Agreement

In conjunction with the Merger Agreement, Tyhee Gold Corp. (“Tyhee”) and the Company entered into a Bridge Loan Agreement (“Bridge Loan”), pursuant to which Tyhee was obligated to advance up to $3 million to the Company in accordance with the terms thereof. Tyhee advanced the Company $1,745,092 under the Bridge Loan as of June 30, 2014. The Bridge Loan bears an annual interest rate of 24%. At that time the Company and Tyhee disagreed as to the due date of the Bridge Loan. Tyhee has provided the Company with purported notice of default under the Bridge Loan Agreement. The Company has numerous claims against Tyhee resulting from the Merger Agreement, Tyhee’s failure to fund the total $3 million under the Bridge Loan and Tyhee’s allocation of the proceeds from the Bridge Loan. The Company recorded merger expenses that are due to Tyhee of $269,986 and is included in accrued liabilities at March 31, 2023 and June 30, 2022. This amount is net of a break fee of $300,000 due to the Company from Tyhee. Accrued interest on note at March 31, 2023 and June 30, 2022 is $3,727,352 and $3,412,949, respectively, and was in default. In December 2016, the court-administered trust paid $91,788 to Tyhee and this amount was applied against the accrued interest on the Bridge Loan. The trust payment was recorded as a gain on trust debt forgiveness.  Interest expense for the nine months ended March 31, 2023 and 2022 was $314,403, respectively. Tyhee Gold Corp. is no longer in existence and the Company is in process of having a litigation firm in British Columbia to have the debt judicially extinguished under British Columbia law, where the agreement is governed, and in accordance FASB ASC 405-20-40-1(b) which states that “a liability has been extinguished if the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.” See NOTE 14 – SUBSEQUENT EVENTS, derecognition of liability, for additional disclosure on the Merger Agreement status.

Notes Payable

An individual during our fiscal year 2019 loaned the Company $239,750 of which the Company paid back $130,000 through our fiscal year ended June 30, 2021, and in our fiscal year ended June 30, 2021 and received an additional $18,000 loaned to the Company in that current fiscal year. The loan is at an annual interest rate of 6%, has no stated due date and is payable on demand by the lender. Accrued interest on the loan at March 31, 2023 and June 30, 2022 is $33,584 and $29,091, respectively. During the period ended December 31, 2021, the Company made a $10,000 principal payment on the note and reversed the $18,000 unauthorized payment of costs on behalf of the Company. Balance of the loan at March 31, 2023 and June 30, 2022 was $99,750, respectively. Interest expense on the loan for the nine months ended March 31, 2023 and 2022 is $4,493 and $4,911, respectively.

During the quarter ended December 31, 2021, a shareholder made two secured loans of $200,000 each, with an annual interest rate of 10% and, note maturity dates of two years from the date of the notes. Interest is due and payable on the annual anniversary dates and the principal is due on the maturity date of the notes. The note holder loans are secured by the Duncan, Arizona mill property. Accrued interest on the notes at March 31, 2023 and June 30, 2022 is $56,603 and $26,575, respectively. Interest expense on these notes for the nine months ended March 31, 2023 is $30,028. In conjunction with each note issuance, the Company granted 4,000,000 two-year vested stock options with a strike price of $0.05 per share.

A shareholder in April 2022, loaned the Company $100,000 at an annual interest rate of 12% and the note has a six-month maturity. The proceeds were used for working capital requirements. In conjunction with the loan, the Company granted 2,000,000 six-month vested stock options with a strike price of $0.05 per share. In November 2022, the note holder granted an extension on the note amount and accrued interest until February 16, 2023 and the Company granted 2,000,000 new three month vested stock options with a strike price of $0.05 per share.  Accrued interest on the loan at March 31, 2023 and June 30, 2022 is $11,178 and $2,170, respectively.  Interest expense on the loan for the nine months ended March 31, 2023 is $9,008. The issuance of options with the note extension resulted in a derivative charge to operations of $25,799 in the three months ended December 31, 2022.

On December 20, 2022, a shareholder loaned the Company $25,000 at an annual interest rate of 12% and the note has a one-year maturity date. On January 3, 2023 the Company received another $25,000 addition to the note. The proceeds were used for working capital requirements. In conjunction with the total loan, the Company granted 1,000,000 three-year vested stock options with a strike price of $0.05 per share. Interest expense and accrued interest on the loan at March 31, 2023 is $1,553. The issuance of options with the note resulted in a derivative charge to operations of $37,718 in the three months ended December 31, 2022.

The following summarizes notes payable:

	March 31,	June 30,
	2023	2022
Installment sales note in 48 monthly installments of $13,874, including interest through July 16, 2016	$398,793	$398,793
Unsecured bridge loan notes payable, interest at 2% monthly, payable August 17, 2014, six months after the first advance on the bridge loan	1,745,092	1,745,092
Current portion of Paycheck Protection Program Loans	35,040	-
Secured notes payable, 10%	400,000	-
Note payable, interest at 6%	99,750	99,750
Note payable, 12%	150,000	100,000
	$2,828,675	$2,343,635

NOTE 8 – COMPLETION GUARANTEE PAYABLE

At June 30, 2012, the Company calculated the completion guarantee payable provided by Amendment 1 under the Gold Stream Agreement with Sandstorm. Based upon the provisions of the Agreement and the related completion guarantee test, incremental financing charges totaling $504,049 were recognized in Other Expenses and accrued at June 30, 2012. These accrued charges, combined with the remaining unaccredited liability totaled $3,359,873 at March 31, 2023 and at June 30, 2022. Interest of $132,295 was expensed during the nine months ended March 31, 2023 and 2022, respectively. Accrued interest at March 31, 2023 and June 30, 2022 was $1,896,224 and $1,763,929, respectively.

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

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, other similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the twenty-four-week covered period, as adjusted for current regulation updates, following the funding of the PPP Loan.

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

The following summarizes non-current debt at March 31, 2023 and June 30, 2022:

	March 31,	June 30,
	2023	2022
Notes payable	$-	$400,000
Loans payable to bank under the Paycheck Protection Program	98,889	109,520
Less current portion of loans payable	(35,040)	-
Accrued interest on Paycheck Protection Program Loans	-	1,266
	$63,849	$510,786

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

Under the Gold Stream Agreement, the Company has a recorded obligation at March 31, 2023 and at June 30, 2022 of 3,709 ounces of undelivered gold valued at approximately $5,859,301 and $5,255,827 respectively, presented in accrued liabilities on the balance sheet, net of the Fixed Price of $400 per ounce. The change for the nine-month period ended March 31, 2023 resulted in a finance charge on the commodity supply agreement of $603,474. The Summit silver-gold mine property referred to in this Gold Stream Agreement was sold in the 363 Asset Sale as of asset transfer on February 26, 2016.

Mineral Property Rights

The Company determined the agreement on the Billali and Jim Crow/Imperial mines is a Right of Use (“ROU”) asset lease and is cancellable at any time by the Company. There are no interest charges provided for in the Agreement.

Costs of exploration, mine development, and carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration and development costs as incurred as we are in the exploration stage. If the Company identifies mineral reserves under Regulation S-K 1300, in its investigation of its properties and in the opinion of the qualified person, can be the basis of an economically viable project, we would enter the development stage and capitalize future costs until production is established. The Company will capitalize the payments under the Agreement as made. At the time the Company has a revenue stream from this project, the Company will amortize the capitalized payment balance each quarter. Companies that have mineral reserves under Regulation S-K 1300 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined. Unlike these other companies, on our properties that have no reserves we will depreciate or amortize any capitalized costs based on the most appropriate amortization method, which includes straight-line or units-of-production method over the estimated life of the mine, as determined by our geologist. As we have no reliable information to compute a units of production methodology, we will amortize our capitalized costs on a straight-line basis over the estimated remaining life of the mine.

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

As of December 31, 2022, the Company has not established mineral reserves on any of our exploration projects; therefore, all exploration costs are being expensed. During the nine months ended March 31, 2023, we capitalized payments of $225,000 under the Agreement.

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

Office and Real Property Leases

The Company’s office consists of a single room located in Albuquerque, NM, at the home of the former CFO for a monthly rent of $550. The Company rented a new office space in July 2021 with a current rental cost per month $175 as the official Company address. Rental expense for the nine months ended March 31, 2023 and 2022 is $6,525 and $6,075, respectively.

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

Common Stock Transactions

For the nine months ended March 31, 2023, the Company:

(i)	Accepted subscriptions for an aggregate of 5,000,000 shares of restricted common stock from our CEO who is an accredited investor for cash proceeds of $250,000.

Warrants

During the nine months ended March 31, 2023, the Company issued 2,500,000 three-year warrants at a strike price of $0.05 as part of the private placements to our CEO. The Black-Sholes fair value of the issued warrants for the nine months ended March 31, 2023 is $94,238.

During the nine months ended March 31, 2023, 7,866,667 warrants expired.

Options

During the nine months ended March 31, 2023, 3,000,000 options were granted. The Black-Sholes fair value of the issued options for the nine months ended March 31, 2023 is $63,518.

During the nine months ended March 31, 2023, 4,000,000 options expired.

The Black-Scholes option-pricing model was used to estimate the fair value of the options and warrants with the following weighted-average assumptions for the nine-month period ending March 31, 2023 and 2022 were as follows:

	March 31, 2023	March 31, 2022
Risk-free interest rate	3.809% - 4.33%	0.30% - 1.38%
Expected volatility	129.56 - 129.59%	99.35 – 119.78%
Expected life	0.25-3	2-3
Expected dividend	0%	0%

Stock option and warrant activity for the nine months ended March 31, 2023 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at June 30, 2022	40,000,000	$ 0.05	16,010,483	$ 0.056
Granted	3,000,000	0.05	2,500,000	0.05
Canceled	—	—	—	—
Expired	(4,000,000)	0.05	(7,866,667)	(0.058)
Exercised	—	—	—	—
Outstanding at March 31, 2023	39,000,000	$0.05	10,643,816	$ 0.053

Stock options and warrants outstanding and exercisable at March 31, 2023, are as follows:

	Outstanding and Exercisable Options				Outstanding and Exercisable Warrants
			Weighted				Weighted
			Average				Average
			Contractual				Contractual	Weighted
Exercise			Remaining				Remaining	Average
Price	Outstanding	Exercisable	Life	Exercise	Outstanding	Exercisable	Life	Excise
Range	Number	Number	(In Years)	Price	Number	Number	(In Years)	Price
$0.05	39,000,000	39,000,000	0.94	$0.05	8,877,149	8,877,149	1.37
	-	-		$0.06	916,667	916,667	0.87
	-	-		$0.07	750,000	750,000	0.33
	—	-		$0.15	100,000	100,000	2.39
	39,000,000	39,000,000			10,643,816	10,643,816

	Outstanding Options		0.94	Outstanding Warrants			1.27	$0.053
	Exercisable Options		0.94	Exercisable Warrants			1.27	$0.053

As of March 31, 2023, the aggregate intrinsic value of all stock options and warrants vested and expected to vest is $469,196. and the aggregate intrinsic value of currently exercisable stock options and warrants is $469,196. The intrinsic value of each option or warrant share is the difference between the fair market value of the common stock and the exercise price of such option or warrant share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the quarter and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0598 closing stock price of the common stock on December 17, 2020 when the stock was delisted. The total number of in-the-money options and warrants vested and exercisable as of March 31, 2023 is 47,877,149.

The total intrinsic value associated with options exercised during the nine months ended March 31, 2023 was $0. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option or warrant holder to exercise the options.

The total grant-date fair value of option and warrant shares vested during the nine months ended March 31, 2023 was $157,756.

NOTE 12 – RELATED PARTY TRANSACTIONS

Since August 2015, the Company has leased a home work space from Mr. Mueller for $550 a month for the corporate administrative functions in Albuquerque, NM. In mid-July 2021, the Company rented a small office space at 2325 San Pedro NE, Albuquerque, NM for $125 a month and currently at $175 per month as the Company address. Rental expense was $7,250 and $6,025 for nine months ended March 31, 2023 and 2022, respectively.

Since July 2019, Nataliia Mueller, wife of Mr. Mueller, has been paid an annual wage of $60,000. Currently she is the assistant to the current CFO, and functions in the areas of purchasing, payroll, and accounts payable.

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

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at March 31, 2023 and June 30, 2022 was $59,568 and $53,322 respectively. Interest on the obligation for the nine months ended at March 31, 2023 and 2022 was $6,246, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at March 31, 2023 and June 30, 2022 was $85,599 and $77,994, respectively. Interest on the obligation for the nine months ended at March 31, 2023 and 2022 was $7,605 respectively.

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

The Company is currently in discussions with a potential investor who is involved in the precious metals mining sector. A draft of the Term Sheet is currently being discussed for a four-million dollar Bridge Loan to finance the acquisition of the processing mill, its construction and the upgrading of our Jim Crow and Billali mines for production.

Derecognition of Liability

Effective on April 1, 2023, the court order issued in the Supreme Court of British Columbia referencing debt owed under a Bridge Loan Agreement with Tyhee Gold Corporation entered on February 13, 2014 under British Columbia jurisdiction became effective. The Supreme Court of British Columbia determined that the Bridge Loan Agreement is statute barred pursuant to the Limitations Act, S.B.C. 2012, c.13. The court Order granted Tyhee a leave to apply for a set aside of the Order within 45 days of the issued Order and the leave period expired and no filings were submitted by Tyhee and the Order became effective.

The effective judicial ruling meets the accounting criteria in FASB ASC 405-20-40-1(b) and the liability has been extinguished. Santa Fe Gold Corporation will derecognize the liability under this agreement in our quarter ending June 30, 2023. The derecognized liability consists of a note payable for $1,745,092, accrued note interest of $3,728,500 and a net transaction fee of $269,986.

Recent Issuances of Unregistered Securities

In the period from January 1, 2023 through July 21, 2023, the Company sold an aggregate of 2,572,538 restricted shares of common stock to the chairman of the board for cash proceeds $128,627.

In the period from January 1, 2023 through July 21, 2023, the Company issued 1,286,269 warrants to the chairman of the board that were attached to restricted stock purchases. The warrants were vested at issuance, have a three life and an exercise price of $0.05.per share.

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

Operating Results for the Three Months Ended March 31, 2023 and 2022

Revenues

During the three months ended March 31, 2023 and 2022, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in three months ended March 31, 2023, decreased $43,397 from $299,863 in the three months ended March 31, 2022, to $256,466 for the current period of measurement. The decreases in operating expenses in the current period of measurement is attributable to decreased exploration and mine related costs of $7,737 and decreased general and administrative of $35,660.

The decrease in general and administrative of $35,660 mainly consisted in decreases in the following: legal fees of $9,386, audit fees of $20,645 and travel/lodging costs of $4,309.

Other Income (Expense)

Other expense for the three months ended March 31, 2023, was ($789,633) as compared to expense of ($674,817) for the three months ended March 31, 2022, an increase in other expense of $114,816. The net increase in other expense for the current period of measurement is mainly comprised increases of the following expense components: increase in financing costs on commodity supply agreements of ($109,976) and increased interest expense of ($4,840). The increased interest expense is a result of increased notes payable in our current period of measurement. The financing costs for the commodity supply agreement relate directly to production and the subsequent undelivered refined precious metals due Sandstorm for the period prior to the Company bankruptcy. The liability is adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end of the Agreement. The increase in the financing costs in computation for the current period of measurement is driven by the increase in precious metals prices at of the period of measurement.

Operating Results for the Nine Months Ended March 31, 2023 and 2022

Revenues

During the nine months ended March 31, 2023 and 2022, the Company had no revenue in the periods of measurement.

Operating Costs and Expenses

Our operating expenses incurred in the nine months ended March 31, 2023, decreased $291,874 from $1,206,039 for the nine months ended March 31, 2022, to $914,165 for the current period of measurement. The decreases in operating expenses in the current period of measurement is attributable to decreased exploration and mine related costs of $5,494 and decreased general and administrative of $286,380.

The decrease in exploration and mine related costs consist mainly of a decrease in amortization costs of $6,090. The decrease in general and administrative of $286,380 mainly consisted in decreases in the following areas: legal fees of $57,497 costs attributable to warrant and option activity of $224,102 and audit fees of $9,735.

Other Income (Expense)

Other expense for the nine months ended March 31, 2023, was ($1,123,423) as compared to expense of ($1,165,858) for the nine months ended March 31, 2022, a decrease in other expense of $42,435. The net decrease in other expense for the current period of measurement are mainly comprised decreases of the following expense components: decrease in financing costs on commodity supply agreements of $60,459, an increase in recovery of misappropriated funds of $4,779 and increased miscellaneous income of $173. These decreases in expenses were offset by the increase in interest expense of ($22,976). The increased interest expense is a result of increased notes payable in our current fiscal period of measurement. The financing costs for the commodity supply agreement relate directly to production and the subsequent undelivered refined precious metals due Sandstorm for the period prior to the Company bankruptcy. The current period of measurement only includes Sandstorm commodity supply agreement liability that remained on the books after the bankruptcy and the Agreement was terminated in the asset sale to Waterton on February 26, 2016. The remaining liability is adjusted period-to-period based upon the total number of undelivered gold and silver ounces outstanding at the end Agreement. The decrease in the financing costs in computation for the current period of measurement is driven by the decrease in precious metals prices as of the period of measurement.

Liquidity and Capital Resources

Below presents summary financial information at periods presented in this Form 10-Q filing.

	March 31,	June 30,
	2023	2022
Working capital deficit	$(23,938,634)	$(21,872,755)
Stockholder deficit	$(19,162,944)	$(17,533,112)
Current comparable period net income (loss) - nine months	$(2,037,588)	$(2,371,897)

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

As of the periods presented in this Form 10-Q filing, the Company was in default debt facility payments, accounts payable and accrued liabilities related to pre-bankruptcy obligations as follows:

	March 31,	June 30,
	2023	2022
Accounts payable and other accrued liabilities	$3,678,414	$3,663,249
Amounts due Sandstorm under the Gold Stream Agreement	$11,115,397	$10,379,629
Notes payable and accrued interest	$6,067,844	$5,736,243

Cash Used in Operating Activities

Net cash used in operational activities for the nine months ended March 31, 2023 and 2022 was $259.7 thousand and $430.0 thousand, respectively a decrease of $170.5 thousand. The net decrease in cash used in the current period of operations was a decrease in our loss of $334.3 thousand for the nine months ended March 31, 2023. This decrease was offset mainly by the decrease in non-cash warrant and option expense of $224.1 thousand; and a net increase of $40.6 thousand in accounts payable and accrued liabilities.

Cash Provided from Investing Activities

The net increase in cash provided in the nine months ended March 31, 2023 of $330,422, mainly is comprised of proceeds from the sale of property received in the Tom Laws litigation of $181.1 thousand and a decreased in payments on mineral properties and purchases of equipment aggregating $153.4 thousand.

Cash Provided from Financing Activities

Cash provided from financing activity for the nine months ended March 31, 2023, decreased $495 thousand from the nine months ended March 31, 2022. The decrease mainly was comprised of decreases of $112 thousand in proceeds from issuances of common stock and a decrease in proceeds from notes payable of $350 thousand. These decreases were offset by proceeds received from the sale of real estate held for sale.

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

For the fiscal year 2024 our current business plan is to undertake the following:

Finalize the mill purchase and construction for ore processing and concentration.

Continued mine enhancements at the Jim Crow and Billali mines.

Resume mining operations at the Jim Crow and Billali mines.

Process head ore into concentrates and monetize for working capital cash flow.

Work with a market maker and submit Form 211 with FINRA and finalize the process to resume trading on the OTCQB.

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

We currently anticipate approximate cash expenditures for our fiscal year 2024 to be as follows:

•

$850 thousand on corporate administration expenses, comprising of executive management and employee salaries, legal, audit, marketing, SEC filings, FINRA related registration costs and other general and administrative expenses.

•

$1.8 million to $2.1 million on the Jim Crow and Billali projects including exploration, mine development programs, mine enhancement projects, operational costs, including employee salaries, benefits and land holding costs.

•

$2.1 million for the mill acquisition and construction project in Duncan, Arizona, which includes costs for the payoff on site real estate, site equipment, site construction, project development ramp up and initial operating costs.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level due to changes described in Form 10-K filed on October 13, 2022.

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

Boart Longyear Company v. Lordsburg Mining Company, Case No. D-2-2-CV-2015- 06048, County of Bernalillo, NM; Boart Longyear Company v. Lordsburg Mining Company, Case No. D-721-CV-2015- 00058, County of Sierra, NM; and Boart Longyear Company v. Lordsburg Mining Company, Case No. D-608-CV- 201500165, County of Quintero, NM. There are a series of collection cases by Boart Longyear Company, a company that obtained Utah judgments for equipment delivered to Lordsburg Mining Company in the aggregate amounts of $158,480 and has an interest rate of 5.25% per annum. Accrued interest on the obligation at March 31, 2023 and June 30, 2022 was $59,568 and $53,322 respectively. Interest on the obligation for the nine months ended at March 31, 2023 and 2022 was $6,246, respectively.

Wagner Equipment Co. v. Lordsburg Mining Company, Case No. D-2014-02372, County of Bernalillo, NM 28 is a collection case by Wagner equipment, who obtained judgment for equipment delivered to Lordsburg Mining Company in the amount of $115,789 and has a rate of interest of 8.75% per annum. Accrued interest on the obligation at March 31, 2023 and June 30, 2022 was $85,599 and $77,994, respectively. Interest on the obligation for the nine months ended at March 31, 2023 and 2022 was $7,605 respectively.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2023 and March 31, 2023, in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder, the Company accepted a stock subscription from an existing accredited investor at $0.05 per share for an aggregate of 1,000,000 shares of the Company’s restricted common stock for a total aggregate consideration of $50,000. There were no subsequent or contemporaneous public offerings of common stock by the Company or other securities. Negotiations for the issuance of the shares took place directly between the investor and the Company.

The issuances of the restricted common shares during the nine months ended March 31, 2023, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof and/or Regulation S promulgated thereunder and/or because such issuances did not involve a public offering. The cash proceeds were utilized for working capital by the Company. In connection with transaction referenced above, the investor is an  existing accredited shareholder within the meaning of Rule 501 of Regulation D, (ii) such investor was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) such investor understands that the purchased securities or shares underlying such securities are subject to transfer restrictions under the Securities Act and any applicable state securities laws, (iv) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, and (v) such investor has considered the risk factors contained in SEC filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With the filing of bankruptcy protection on August 26, 2015, all debt securities are in default and all but Waterton remain after the dismissal of the proceedings on June 15, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator of mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2023, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

SANTA FE GOLD CORPORATION
Date: September 6, 2023	By:	/s/ Brian Adair
Brian Adair
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 6, 2023	By:	/s/ Stephen J. Antol
Stephen J. Antol
Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)